Form 10-Q
period 1994-03-19
LANCE INC
filed 1994-05-02
CIK 57528

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549


(Mark One)

/X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                 March 19, 1994
                               ------------------------------------------------

                                      OR

/ /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               ---------------   ------------------------------

Commission file number              0-398
                       --------------------------------------------------------

                                  Lance, Inc.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         NORTH CAROLINA                                        56-0292920
- -------------------------------------------------------------------------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification No.)

8600 South Boulevard (P. O. Box 32368), Charlotte, North Carolina  28232
- -------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                (704) 554-1421
- -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
- -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report).

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X         No
     -------         -------

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $.83-1/3 par value - 30,970,407 shares outstanding as of April 25, 1994.

LANCE, INC. AND SUBSIDIARIES
- ----------------------------



INDEX
- -----

                                                                    PAGE
                                                                    ----
PART I.  FINANCIAL INFORMATION

Financial Statements:
   Condensed Consolidated Balance Sheets -
      March 19, 1994 (Unaudited) and December 25, 1993               3
   Condensed Statements of Consolidated Income and
      Retained Earnings (Unaudited) - Twelve Weeks Ended
      March 19, 1994 and March 20, 1993                              4
   Condensed Statements of Consolidated Cash Flows
      (Unaudited) - Twelve Weeks Ended
      March 19, 1994 and March 20, 1993                              5
   Notes to Condensed Consolidated Financial Statements
      (Unaudited)                                                   6-8
Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                         9


PART II.  OTHER INFORMATION                                         10

Exhibits and Reports on Form 8-K                                    10

SIGNATURES                                                          10




LANCE, INC. AND SUBSIDIARIES
- ----------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS, MARCH 19, 1994 (UNAUDITED) AND DECEMBER 25, 1993
- ------------------------------------------------------------------------------------------------------

           ASSETS                                                           1994                1993
           ------                                                           ----                ----

           (In thousands, except share data)
           CURRENT ASSETS:


           Cash and cash equivalents                                      $ 21,626            $ 20,328
           Marketable securities (Note 6)                                   20,758              19,228
           Accounts receivable (less
              allowance for doubtful accounts)                              31,474              28,906
           Accrued interest receivable                                         469                 724
           Refundable income taxes                                           1,750               1,750
           Inventories - Finished goods, goods
              in process, materials, etc. (Note 3)                          31,635              33,673
           Deferred income tax benefit (Note 8)                              6,136               5,333
                                                                          --------            --------
           Total current assets                                            113,848             109,942
                                                                          --------            --------
           PROPERTY, NET                                                   171,074             173,639
                                                                          --------            --------

           OTHER ASSETS:
           Marketable securities (Note 6)                                   14,835              14,452
           Deposits                                                          2,221               2,296
           Prepayments, etc.                                                 7,707               8,145
                                                                          --------            --------
           Total other assets                                               24,763              24,893
                                                                          --------            --------

           TOTAL                                                          $309,685            $308,474
                                                                          ========            ========

           LIABILITIES AND STOCKHOLDERS' EQUITY                             1994                1993
           ------------------------------------                             ----                ----
           CURRENT LIABILITIES:

           Accounts payable                                               $  4,696            $  6,907
           Accrued liabilities                                              30,019              24,583
                                                                          --------            --------
           Total current liabilities                                        34,715              31,490
                                                                          --------            --------

           OTHER LIABILITIES AND DEFERRED CREDITS:
           Deferred income taxes (Note 8)                                   19,213              19,525
           Accrued postretirement health care costs (Note 7)                 7,331               7,096
           Supplemental retirement benefits                                  3,333               3,323
                                                                          --------            --------
           Total other liabilities and deferred credits                     29,877              29,944
                                                                          --------            --------


           STOCKHOLDERS' EQUITY:
           Common stock, $.83-1/3 par value (authorized:
              75,000,000, shares; issued: 30,990,407
              shares in 1994; 31,001,185 shares in 1993)                    25,826              25,835
           Retained earnings                                               219,267             221,205
                                                                          --------            --------
           Total stockholders' equity                                      245,093             247,040
                                                                          --------            --------

           TOTAL                                                          $309,685            $308,474
                                                                          ========            ========

See notes to condensed consolidated financial statements (unaudited).

- ------------------------------------------------------------------------------------------------------

                                      -3-


LANCE, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME AND RETAINED
EARNINGS (UNAUDITED)
FOR THE TWELVE WEEKS ENDED MARCH 19, 1994 AND MARCH 20, 1993
- -----------------------------------------------------------------------------------------------------------------------------

                                                                                           1994                        1993
                                                                                           ----                        ----
(In thousands, except per share data)
NET SALES AND OTHER OPERATING REVENUE                                                    $108,133                    $106,423
                                                                                         --------                    --------

COST OF SALES AND OPERATING EXPENSES:
Cost of sales                                                                              52,438                      48,948
Selling and delivery expenses                                                              41,297                      40,669
General and administrative expenses                                                         4,826                       4,625
Contributions to employees' profit-
   sharing retirement fund                                                                  1,282                       1,503
                                                                                         --------                    --------
Total                                                                                      99,843                      95,745
                                                                                         --------                    --------

PROFIT FROM OPERATIONS                                                                      8,290                      10,678

OTHER INCOME, NET                                                                             966                       1,101
                                                                                         --------                    --------

INCOME BEFORE INCOME TAXES                                                                  9,256                      11,779

INCOME TAXES                                                                                3,465                       4,343
                                                                                         --------                    --------

NET INCOME BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING PRINCIPLE CHANGES                                                             5,791                       7,436

CUMULATIVE EFFECT ON PRIOR YEARS OF
   CHANGES IN ACCOUNTING PRINCIPLES FOR:
      INCOME TAXES (Note 8)                                                                                             3,538
      POSTRETIREMENT HEALTH CARE COSTS (Note 7)                                                                        (3,916)
                                                                                         --------                    --------

NET INCOME                                                                                  5,791                       7,058

RETAINED EARNINGS AT BEGINNING OF
   FISCAL PERIOD                                                                          221,205                     226,060
                                                                                         --------                    --------

TOTAL                                                                                     226,996                     233,118

LESS:
CASH DIVIDENDS                                                                              7,440                       7,510
RETIREMENT OF COMMON STOCK                                                                    287
EXERCISE OF STOCK OPTIONS                                                                       2                        (157)
                                                                                         --------                    --------

RETAINED EARNINGS AT END OF FISCAL
   PERIOD                                                                                $219,267                    $225,765
                                                                                         ========                    ========

PER SHARE AMOUNTS (Note 4):
Net income before cumulative effect
   of accounting principle changes                                                       $    .19                    $    .24
Cumulative effect on prior years of
   changes in accounting principles                                                                                      (.01)
                                                                                         --------                    --------
Net income                                                                               $    .19                    $    .23
                                                                                         ========                    ========

Cash dividends                                                                           $    .24                    $    .24
                                                                                         ========                    ========

See notes to condensed consolidated financial statements (unaudited).


LANCE, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
FOR THE TWELVE WEEKS ENDED MARCH 19, 1994 AND MARCH 20, 1993
- ------------------------------------------------------------------------------------------------------




                                                                            1994                 1993
                                                                            ----                 ----
(In thousands)
OPERATING ACTIVITIES:
Net income                                                                $ 5,791              $ 7,058
Adjustments to reconcile net income
 to cash provided by operating activities:
    Depreciation                                                            5,688                5,845
    Deferred income taxes                                                  (1,115)              (6,250)
    Other, net                                                                206
Changes in operating assets and liabilities                                 3,602                7,689
                                                                          -------              -------
Net cash flow from operating activities                                    14,172               14,342
                                                                          -------              -------

INVESTING ACTIVITIES:
Purchases of property                                                      (3,269)              (5,378)
Proceeds from sale of property                                                166                  160
Purchases of marketable securities                                         (8,837)              (1,080)
Sales of marketable securities                                              6,103
Maturities of marketable securities                                           685                2,175
Other, net                                                                     16                 (111)
                                                                          -------              -------
Net cash used in investing activities                                      (5,136)              (4,234)
                                                                          -------              -------

FINANCING ACTIVITIES:
Dividends paid                                                             (7,440)              (7,510)
Sales (purchase) of Lance common stock, net                                  (298)                 157
                                                                          -------              -------
Net cash used in financing activities                                      (7,738)              (7,353)
                                                                          -------              -------

INCREASE IN CASH                                                            1,298                2,755
CASH AT BEGINNING OF PERIOD                                                20,328               22,886
                                                                          -------              -------
CASH AT END OF PERIOD                                                     $21,626              $25,641
                                                                          =======              =======


SUPPLEMENTAL INFORMATION:
Cash paid for income taxes                                                $   138              $   441
                                                                          =======              =======




See notes to condensed consolidated financial statements (unaudited).
- ------------------------------------------------------------------------------------------------------

LANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of March 19, 1994 and December 25, 1993, the consolidated results of operations for the twelve weeks ended March 19, 1994 and March 20, 1993, and the consolidated cash flows for the twelve weeks ended March 19, 1994 and March 20, 1993.

2. The results of consolidated operations for the twelve weeks ended March 19, 1994 and March 20, 1993 are not necessarily indicative of the results to be expected for a full year.

3. The Company utilizes the dollar value last-in, first-out (LIFO) method of determining the cost of substantially all of its inventory. Because inventory valuations under the LIFO method are based on annual determinations, the determination of interim LIFO valuations requires that estimates be made of year-end costs and levels of inventories. The possibility of variation between estimated year-end costs and level of LIFO inventories and the actual year-end amounts may materially affect the results of operations as finally determined for the full year.

      Inventories at March 19, 1994 and December 25, 1993 consisted of (in thousands):

                                                       1994         1993
                                                       ----         ----
           Finished goods                            $14,536      $15,653
           Goods in process                               89           22
           Raw materials                              14,213       14,932
           Supplies, etc.                              8,074        8,222
                                                     -------      -------
           Total inventories at FIFO cost             36,912       38,829
           Less:  Adjustment to reduce FIFO
                    cost to LIFO cost                  5,277        5,156
                                                     -------      -------
           Total inventories at LIFO cost            $31,635      $33,673
                                                     =======      =======

      Use of the dollar value LIFO method with natural business unit method of pooling makes presentation of inventory components on a LIFO basis impractical.

4. Per share amounts for the twelve weeks ended March 19, 1994 and March 20, 1993 were computed based on 31,000,360 and 31,291,893 shares of common stock outstanding, respectively. The dilutive effect of stock options is not material.

5. For comparative purposes certain 1993 amounts shown in the accompanying unaudited condensed consolidated financial statements have been reclassified to conform with 1994 classifications.

6.    MARKETABLE SECURITIES

      Effective at the beginning of fiscal 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 applies to investments in equity securities with readily determinable fair values and to all investments in debt securities. Securties are classified into three categories and are accounted for as follows. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and are reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term, generally characterized by active and frequent buying and selling with the objective of generating profits on short-term differences in price, are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. SFAS 115 is effective for fiscal years beginning after December 15, 1993, with the initial adoption reflectd prospectively. Due to the nature of the Company's investment portfolio, adoption of SFAS 115 does not have a material effect on the consolidated financial statements.

Marketable securities at March 19, 1994 consist of:

Available-for-sale, at fair value                            $14,970
Held-to-maturity, at amortized cost                           20,561
                                                             -------
                                                             $35,531
                                                             =======

The amortized cost, gross unrealized holding losses and fair value for available-for-sale and held-to-maturity securities by major security type at March 19, 1994 were as follows:


                                                  Gross
                                                Unrealized
                               Amortized          Holding
                                 Cost             Losses           Fair Value
                                 ----             ------           ----------
Available-for-sale:
  Municipal securities         $15,032           $  (62)           $14,970
                               =======           ======            =======

Held-to-maturity:
  U. S. Treasury securities      4,063              (47)             4,016
  Municipal securities          15,882              (80)            15,802
  Other securities                 616                                 616
                               -------           ------            -------
                               $20,561           $ (127)           $20,434
                               =======           ======            =======

7.    POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

      Effective at the beginning of fiscal 1993, the Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 106 requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Company previously expensed the cost of these benefits, which are principally health care, as claims were incurred. SFAS 106 allows recognition of the cumulative effect of the liability in the year of adoption or the amortization of the obligation over a period of up to twenty years. The Company has elected to recognize the cumulative effect of this obligation on the immediate recognition basis. The cumulative effects of adopting SFAS 106 as of the beginning of fiscal 1993 were an increase in accrued postretirement health care costs of $6,309,000 and a decrease in net income of $3,916,000 ($.125 per share), which is reported separately in the Company's consolidated statement of income for the twelve weeks ended March 20, 1993.

8.    INCOME TAXES

      Effective at the beginning of fiscal 1993, the Company adopted SFAS 109, "Accounting for Income Taxes," and has reported the cumulative effect of that change in the method of accounting for income taxes in the first quarter 1993 consolidated statement of earnings.

      SFAS 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      The cumulative effect of the change in accounting for income taxes of $3,538,000 is determined as of the beginning of fiscal 1993 and is reported separately in the Company's consolidated statement of income for the twelve weeks ended March 20, 1993. Prior years' financial statements have not been restated to apply the provisions of SFAS 109.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The Company continues to maintain the financial strength and liquidity to meet its regular operating needs, cash dividend payments, capital investment program, and stock repurchase program through cash flow from current and prior years' operations.

Current commitments for capital expenditures, including machinery and equipment and further renovation and expansion of facilities, total approximately $7 million.

Accounts receivable are up since December 25, 1993 due to the timing of sales and the timing of collections of receivables. Accounts payable are down since December 25, 1993 due to the timing of purchases. Accrued liabilities are up due to the timing of income tax payments, an increase in accrued wages and related payroll taxes and an increase in the accrual for insurance claims.

Net sales and other operating revenue were up $1.7 million (1.6%) compared to the first quarter of 1993 due primarily to increased unit volume. Sales revenues continued to be affected by intense price competition in most markets. Also, bad weather throughout most of the Company's sales territories in the first quarter of 1994 had a negative impact on sales. Net income was down $1.3 million for the quarter ($.04 per share) compared to the first quarter of 1993. This decrease resulted primarily from a shift in sales mix to lower margin products, increased delivery expenses and high production costs at the Vista Bakery plant. Net income for 1993 was affected by the cumulative effect on prior years of changes in accounting principles for income taxes and retiree health care benefits. The increase in cost of sales was due primarily to a shift in product mix to higher cost items and continued high production costs at the Vista Bakery plant.

Effective at the beginning of fiscal 1994, the Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". The provisions of SFAS 115 apply to investments in equity securities with readily determinable fair values and to all investments in debt securities. Initial adoption of SFAS 115 is reflected prospectively. Due to the nature of the Company's investment portfolio, adoption of SFAS 115 did not have a material effect on the consolidated financial statements.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         None

    (b)  Reports on Form 8-K

         No Reports on Form 8-K were filed during the 12 weeks ended March 19, 1994.


Items 1 through 5 are inapplicable and have been omitted.




                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

      Dated:  April 28, 1994



                                      LANCE, INC.



                                      By /s/ T. B. Horack
                                        ---------------------------------
                                             T. B. Horack
                                             Vice President, and Principal
                                                   Financial Officer