Form 10-Q
period 1994-06-11
LANCE INC
filed 1994-07-25
CIK 57528

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549



(Mark One)

- - ---
 X                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
- - ---                     THE SECURITIES EXCHANGE ACT OF 1934


For Quarter (Twelve Weeks) Ended        June 11, 1994
                                 --------------------------

                                      OR
- - ---
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
- - ---                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________

Commission file number      0-398
                       ---------------

                                 LANCE, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        NORTH CAROLINA                             56-0292920
- - ------------------------------                -------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)

8600 South Boulevard (P. O. Box 32368), Charlotte, North Carolina     28232
- - ------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                               (704) 554-1421
- - ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                               Not Applicable
- - ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report).

                    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    .    No        .
    -------         -------

                    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Common Stock, $.83-1/3 par value - 30,707,907 shares
                       outstanding as of July 19, 1994.

LANCE, INC. AND SUBSIDIARIES


INDEX


                                                                                                                 Page
                                                                                                                 ----
PART I.  FINANCIAL INFORMATION

Financial Statements:
              Condensed Consolidated Balance Sheets -
                    June 11, 1994 (Unaudited) and December 25, 1993                                               3
              Condensed Statements of Consolidated Income and
                    Retained Earnings (Unaudited) - Twelve Weeks and
                    Twenty-Four Weeks Ended June 11, 1994 and June 12, 1993                                       4
              Condensed Statements of Consolidated Cash Flows
                    (Unaudited) - Twenty-Four Weeks
                    Ended June 11, 1994 and June 12, 1993                                                         5
              Notes to Condensed Consolidated Financial Statements
                    (Unaudited)                                                                                  6-8
              Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                           9


PART II.  OTHER INFORMATION                                                                                      10

Submission of Matters to a Vote of Security Holders                                                              10

Exhibits and Reports on Form 8-K                                                                                 10


SIGNATURES                                                                                                       10

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, JUNE 11, 1994 (UNAUDITED) AND DECEMBER 25, 1993


ASSETS                                                                      1994                1993
- - ------                                                                      ----                ----
(In thousands, except share data)
CURRENT ASSETS:

Cash and cash equivalents                                                 $ 25,116            $ 20,328
Marketable securities (Note 6)                                              18,638              19,228
Accounts receivable (less
   allowance for doubtful accounts)                                         31,976              28,906
Accrued interest receivable                                                    679                 724
Refundable income taxes                                                                          1,750
Inventories - Finished goods, goods
   in process, materials, etc. (Note 3)                                     29,131              33,673
Deferred income tax benefit (Note 8)                                         5,953               5,333
                                                                          --------            --------
Total current assets                                                       111,493             109,942
                                                                          --------            --------
PROPERTY, NET                                                              169,458             173,639
                                                                          --------            --------
OTHER ASSETS:
Marketable securities (Note 6)                                              18,126              14,452
Deposits                                                                     1,436               2,296
Prepayments, etc.                                                            8,073               8,145
                                                                          --------            --------
Total other assets                                                          27,635              24,893
                                                                          --------            --------
TOTAL                                                                     $308,586            $308,474
                                                                          ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY                                        1994                1993
- - ------------------------------------                                        ----                ----

CURRENT LIABILITIES:

Accounts payable                                                          $  3,505            $  6,907
Accrued liabilities                                                         31,586              24,583
                                                                          --------            --------
Total current liabilities                                                   35,091              31,490
                                                                          --------            --------

OTHER LIABILITIES AND DEFERRED CREDITS:
Deferred income taxes (Note 8)                                              19,298              19,525
Accrued postretirement health care costs (Note 7)                            7,556               7,096
Supplemental retirement benefits                                             3,330               3,323
                                                                          --------            --------
Total other liabilities and deferred credits                                30,184              29,944
                                                                          --------            --------
STOCKHOLDERS' EQUITY:
Common stock, $.83-1/3 par value (authorized:
   75,000,000, shares; issued: 30,837,907
   shares in 1994; 31,001,185 shares in 1993)                               25,698              25,835
Retained earnings                                                          217,613             221,205
                                                                          --------            --------
Total stockholders' equity                                                 243,311             247,040
                                                                          --------            --------

TOTAL                                                                     $308,586            $308,474
                                                                          ========            ========



See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS (UNAUDITED) FOR THE TWELVE WEEKS AND TWENTY-FOUR WEEKS ENDED JUNE 11, 1994 AND
JUNE 12, 1993

                                                             ......TWELVE WEEKS ENDED......    ....TWENTY-FOUR WEEKS ENDED...
(In thousands, except per share data)
                                                             JUNE 11, 1994    JUNE 12, 1993    JUNE 11, 1994    JUNE 12, 1993
                                                             -------------    -------------    -------------    -------------
NET SALES AND OTHER OPERATING REVENUE                           $117,541       $113,184          $225,674          $219,607
                                                                --------       --------          --------          --------
COST OF SALES AND OPERATING EXPENSES:
Cost of sales                                                     55,704         52,287           108,142           101,235
Selling and delivery expenses                                     42,858         42,519            84,155            83,188
General and administrative expenses                                4,457          4,625             9,283             9,250
Contributions to employees' profit-
   sharing retirement fund                                         1,773          1,699             3,055             3,202
                                                                --------       --------          --------          --------
Total                                                            104,792        101,130           204,635           196,875
                                                                --------       --------          --------          --------

PROFIT FROM OPERATIONS                                            12,749         12,054            21,039            22,732

OTHER INCOME, NET                                                  1,035          1,402             2,001             2,503
                                                                --------       --------          --------           -------
INCOME BEFORE INCOME TAXES                                        13,784         13,456            23,040            25,235

INCOME TAXES                                                       5,338          5,014             8,803             9,357
                                                                --------        -------          --------          --------

NET INCOME BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING PRINCIPLE CHANGES                                    8,446          8,442            14,237            15,878

CUMULATIVE EFFECT ON PRIOR YEARS OF
   CHANGES IN ACCOUNTING PRINCIPLES FOR:
      INCOME TAXES (Note 8)                                                                                           3,538
      POSTRETIREMENT HEALTH CARE COSTS (Note 7)                                                                      (3,916)
                                                                --------       --------          -------           --------

NET INCOME                                                         8,446          8,442            14,237            15,500


RETAINED EARNINGS AT BEGINNING OF
   FISCAL PERIOD                                                 219,267        225,765           221,205           226,060
                                                                --------       --------          --------          --------
TOTAL                                                            227,713        234,207           235,442           241,560

LESS:
CASH DIVIDENDS                                                     7,433          7,510            14,873            15,020
RETIREMENT OF COMMON STOCK                                         2,667                            2,954
EXERCISE OF STOCK OPTIONS                                                                               2              (157)
                                                                --------       --------          --------          --------
RETAINED EARNINGS AT END OF
   FISCAL PERIOD                                                $217,613       $226,697          $217,613          $226,697
                                                                ========       ========          ========          ========

PER SHARE AMOUNTS (NOTE 4):
Net Income before cumulative effect
   of accounting principle changes                                  $.27           $.27              $.46              $.51
Cumulative effect on prior years of
   changes in accounting principles                                                                                    (.01)
                                                                    ----           ----              ----              ----
Net income                                                          $.27           $.27              $.46              $.50
                                                                    ====           ====              ====              ====

Cash dividends                                                      $.24           $.24              $.48              $.48
                                                                    ====           ====              ====              ====


See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
FOR THE TWENTY-FOUR WEEKS ENDED JUNE 11, 1994 AND JUNE 12, 1993

                                                                1994            1993
                                                                ----            ----
(In thousands)

OPERATING ACTIVITIES:
Net income                                                    $14,237          $15,500
Adjustments to reconcile net income
 to cash provided by operating activities:
    Depreciation                                               11,421           11,830
    Deferred income taxes                                        (847)          (6,647)
    Other, net                                                    810
Changes in operating assets and liabilities                     6,841            7,361
                                                              -------          -------
Net cash flow from operating activities                        32,462           28,044
                                                              -------          -------

INVESTING ACTIVITIES:
Purchases of property                                          (7,420)         (10,559)
Proceeds from sale of property                                    974              459
Purchases of marketable securities                            (18,491)          (7,380)
Sales of marketable securities                                 10,838
Maturities of marketable securities                             4,310            7,525
Other, net                                                         81             (280)
                                                              -------          -------
Net cash used in investing activities                          (9,708)         (10,235)
                                                              -------          -------

FINANCING ACTIVITIES:
Dividends paid                                                (14,873)         (15,020)
Sales (purchases) of Lance common stock, net                   (3,093)             157
                                                              -------          -------
Net cash used in financing activities                         (17,966)         (14,863)
                                                              -------          -------

INCREASE IN CASH                                                4,788            2,946
CASH AT BEGINNING OF PERIOD                                    20,328           21,323
                                                              -------          -------
CASH AT END OF PERIOD                                         $25,116          $24,269
                                                              =======          =======

SUPPLEMENTAL INFORMATION:
Cash paid for income taxes                                    $ 3,448          $ 4,080
                                                              =======          =======


See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of June 11, 1994 and December 25, 1993, the consolidated results of operations for the twelve weeks and twenty-four weeks ended June 11, 1994 and June 12, 1993, and the consolidated cash flows for the twenty-four weeks ended June 11, 1994 and June 12, 1993.

2. The consolidated results of operations for the twelve weeks and twenty-four weeks ended June 11, 1994 and June 12, 1993 are not necessarily indicative of the results to be expected for a full year.

3.               The Company utilizes the dollar value last-in, first-out
                 (LIFO) method of determining the cost of substantially all of its inventories. Because inventory valuations under the LIFO method are based on annual determinations, the determination of interim LIFO valuations requires that estimates be made of year-end costs and levels of inventories. The possibility of variation between estimated year-end costs and levels of LIFO inventories and the actual year-end amounts may materially affect the results of operations as finally determined for the full year.

                 Inventories at June 11, 1994 and December 25, 1993 consisted of (in thousands):

                                                                                   1994                1993
                                                                                   ----                ----
                Finished goods                                                   $14,875             $15,653
                Goods in process                                                      48                  22
                Raw materials                                                     11,052              14,932
                Supplies, etc.                                                     8,554               8,222
                                                                                 -------             -------
                Total inventories at FIFO cost                                    34,529              38,829
                Less:  Adjustment to reduce FIFO
                         cost to LIFO cost                                         5,398               5,156
                                                                                 -------             -------
                Total inventories at LIFO cost                                   $29,131             $33,673
                                                                                 =======             =======


           Use of the dollar value LIFO method with natural business unit method of pooling makes presentation of inventory components on a LIFO basis impractical.

4. Per share amounts for the twelve weeks and twenty-four weeks ended June 11, 1994 were computed based on 30,926,627 and 30,963,494 shares of common stock outstanding, respectively. Per share amounts for the twelve weeks and twenty-four weeks ended June 12, 1993 were computed based on 31,292,851 and 31,292,372 shares of common stock outstanding, respectively. The dilutive effect of stock options is not material.

5. For comparative purposes certain 1993 amounts shown in the accompanying unaudited condensed consolidated financial statements have been reclassified to conform with 1994 classifications.

6.         MARKETABLE SECURITIES

           Effective at the beginning of fiscal 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 applies to investments in equity securities with readily determinable fair values and to all investments in debt securities. Securties are classified into three categories and are accounted for as follows. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and are reported at amortized cost.
           Debt and equity securities that are bought and held principally for the purpose of selling them in the near term, generally characterized by active and frequent buying and selling with the objective of generating profits on short-term differences in price, are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. On June 11, 1994 fair value and amortized cost of securities available-for-sale were not materially different. SFAS 115 is effective for fiscal years beginning after December 15, 1993, with the initial adoption reflectd prospectively. Due to the nature of the Company's investment portfolio, SFAS 115 does not have a material effect on the consolidated financial statements.

           Marketable securities at June 11, 1994 are reported at amortized cost and consist of:

           Available-for-sale                                                    $14,647
           Held-to-maturity                                                       22,117
                                                                                 -------
                                                                                 $36,764
                                                                                 =======

           The amortized cost, gross unrealized holding losses and fair value for available-for-sale and held-to-maturity securities by major security type at June 11, 1994 were as follows:

                                                             Gross
                                                           Unrealized
                                          Amortized          Holding
                                            Cost             Losses           Fair Value
                                            ----             ------           ----------
           Available-for-sale:
             Municipal securities         $14,647           $ (114)             $14,533
                                          =======           ======              =======

           Held-to-maturity:
             U. S. Treasury securities      4,530             (101)               4,429
             Municipal securities          16,951              (49)              16,902
             Other securities                 636              157                  793
                                          -------           ------              -------
                                          $22,117           $    7              $22,124
                                          =======           ======              =======

7.         POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

           Effective at the beginning of fiscal 1993, the Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 106 requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Company previously expensed the cost of these benefits, which are principally health care, as claims were incurred. SFAS 106 allows recognition of the cumulative effect of the liability in the year of adoption or the amortization of the obligation over a period of up to twenty years. The Company has elected to recognize the cumulative effect of this obligation on the immediate recognition basis. The cumulative effects of adopting SFAS 106 as of the beginning of fiscal 1993 were an increase in accrued postretirement health care costs of $6,309,000 and a decrease in net income of $3,916,000 ($.125 per share), which is reported separately in the Company's consolidated statement of income for the twenty-four weeks ended June 12, 1993.

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

           The cumulative effect of the change in accounting for income taxes of $3,538,000 is determined as of the beginning of fiscal 1993 and is reported separately in the Company's consolidated statement of income for the twenty-four weeks ended June 12, 1993. Prior years' financial statements have not been restated to apply the provisions of SFAS 109.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The Company continues to maintain the financial strength and liquidity to meet its regular operating needs, cash dividend payments, capital investment program, and stock repurchase program through cash flow from current and prior years' operations.

Current commitments for capital expenditures, including machinery and equipment and further renovation and expansion of facilities, total approximately $5 million.

Cash and marketable securities increased due mainly to increased cash flow from operations and decreased capital expenditures but was reduced by purchases of Lance common stock. Accounts receivable are up since December 25, 1993 due to increased sales, the timing of sales and the timing of collections on receivables. Inventories are down due to the purchase of fewer peanuts because of a poor 1993 peanut crop. Property, net is down due to fewer property additions and continued high depreciation expense. Deposits are down due to the delivery to the Company of vans and machinery on order at year end. Accounts payable are down since December 25, 1993 due to the timing of invoice payments. Accrued liabilities are up due to the timing of income tax payments and an increase in accrued wages and related payroll taxes.

Net sales and other operating revenue were up $4.4 million (3.8%) for the quarter and $6.1 million (2.8%) year to date compared with 1993 due primarily to increased unit volume. Sales revenues continued to be affected by intense price competition in most markets. Also, bad weather throughout most of the Company's sales territories in the first quarter of 1994 had a negative impact on year to date sales. Net income was flat for the quarter and was down $1.3 million year to date ($.04 per share) compared to 1993. Net income was primarily affected by a shift in sales mix to lower margin products, high production costs at the Vista Bakery plant, increased delivery expenses and an increase in the federal income tax rate from 34% to 35%. Net income for 1993 was affected by the cumulative effect on prior years of changes in accounting principles for income taxes and retiree health care benefits. The increase in cost of sales was due primarily to a shift in product mix to higher cost items and continued high production costs at the Vista Bakery plant. Other income decreased due to lower interest income and the loss on sale of fixed assets recorded in the second quarter of 1993.

Effective at the beginning of fiscal 1994, the Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". The provisions of SFAS 115 apply to investments in equity securities with readily determinable fair values and to all investments in debt securities. Initial adoption of SFAS 115 is reflected prospectively. Due to the nature of the Company's investment portfolio, SFAS 115 does not have a material effect on the consolidated financial statements.

PART II.  OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

                  At the Registrant's Annual Meeting of Stockholders held on April 15, 1994, the following matters were submitted to a vote of the stockholders of the Registrant:

                  1. Election of five nominees to the Board of Directors of the Registrant for terms ending in 1997:

                                                      Shares
                                                      Voted               Shares
                          Nominee                     in Favor            Withheld
                          -------                     ----------          --------
                          A. F. Sloan                 26,811,183           36,941
                          Paul A. Stroup, III         26,801,997           49,952
                          Stephen H. Van Every, Jr.   26,805,567           42,157
                          William R. Holland          26,787,750           64,499
                          Scott C. Lea                26,755,699           96,550

                  2. Ratification of the selection of KPMG Peat Marwick as auditors for the fiscal year ending December 31, 1994, which was approved by a vote of 26,837,500 shares in favor and 25,147 shares against, with 63,810 shares abstaining.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)     Exhibits

                          10(vi). Lance, Inc. Benefit Restoration Plan dated April 15, 1994.

                  (b)     Reports on Form 8-K

                          No Reports on Form 8-K were filed during the 12 weeks ended June 11, 1994.


Items 1 through 3 and 5 are inapplicable and have been omitted.


                            SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LANCE, INC.


                                          By       s/T. B. Horack
                                            --------------------------------
                                               T. B. Horack
                                               Vice President, and Principal
                                               Financial Officer


Dated:  July 25, 1994