Form 10-Q
period 1994-09-03
LANCE INC
filed 1994-10-18
CIK 57528

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

(Mark One)
- - -----
  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
- - -----             THE SECURITIES EXCHANGE ACT OF 1934



For Quarter (Twelve Weeks) Ended         September 3, 1994
                                ------------------------------------------------

                                      OR
- - -----
- - -----         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to
                              ----------------   -------------------------------

Commission file number        0-398
                      ----------------------------------------------------------
                                 LANCE, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NORTH CAROLINA                           56-0292920
- - ---------------------------------       ------------------------------------
  (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)              Identification No.)

8600 South Boulevard (P. O. Box 32368), Charlotte, North Carolina 28232
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


                                (704) 554-1421
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                Not Applicable
- - --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report).

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No       .
   ------    ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Common Stock, $.83-1/3 par value - 30,585,907 shares
                     outstanding as of October 10, 1994.

LANCE, INC. AND SUBSIDIARIES



INDEX


                                                                         Page

PART I.  FINANCIAL INFORMATION:

Financial Statements:
  Condensed Consolidated Balance Sheets -
         September 3, 1994 (Unaudited) and December 25, 1993              3
  Condensed Statements of Consolidated Income and
         Retained Earnings (Unaudited) - Twelve Weeks and
         Thirty-Six Weeks Ended September 3, 1994 and
         September 4, 1993                                                4
  Condensed Statements of Consolidated Cash Flows
         (Unaudited) - Thirty-Six Weeks Ended September 3, 1994
         and September 4, 1993                                            5
  Notes to Condensed Consolidated Financial Statements
         (Unaudited)                                                    6-8
Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                     9


PART II.  OTHER INFORMATION                                              10


SIGNATURES                                                               10




                              ------------------

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, SEPTEMBER 3, 1994 (UNAUDITED) AND DECEMBER 25, 1993

ASSETS:                                                                    1994                1993
- - ------                                                                     ----                ----
(In thousands, except share data)
CURRENT ASSETS:
Cash and cash equivalents                                                 $ 22,535            $ 20,328
Marketable securities (Note 6)                                              16,960              19,228
Accounts receivable (less
   allowance for doubtful accounts)                                         32,015              28,906
Accrued interest receivable                                                    468                 724
Refundable income taxes                                                                          1,750
Inventories - Finished goods, goods
   in process, materials, etc. (Note 3)                                     26,216              33,673
Deferred income tax benefit (Note 8)                                         5,968               5,333
                                                                          --------            --------
Total current assets                                                       104,162             109,942
                                                                          --------            --------

PROPERTY, NET                                                              168,357             173,639
                                                                          --------            --------

OTHER ASSETS:
Marketable securities (Note 6)                                              19,800              14,452
Deposits                                                                       801               2,296
Prepayments, etc.                                                            8,031               8,145
                                                                          --------            --------
Total other assets                                                          28,632              24,893
                                                                          --------            --------

TOTAL                                                                     $301,151            $308,474
                                                                          ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------

CURRENT LIABILITIES:
Accounts payable                                                          $  3,421            $  6,907
Accrued liabilities                                                         28,953              24,583
                                                                          --------            --------
Total current liabilities                                                   32,374              31,490
                                                                          --------            --------
OTHER LIABILITIES AND DEFERRED CREDITS:
Deferred income taxes (Note 8)                                              19,254              19,525
Accrued postretirement health
  care costs (Note 7)                                                        7,780               7,096
Supplemental retirement benefits                                             3,325               3,323
                                                                          --------            --------
Total other liabilities and deferred credits                                30,359              29,944
                                                                          --------            --------

STOCKHOLDERS' EQUITY:
Common stock, $.83-1/3 par value (authorized:
  75,000,000 shares; issued 30,670,907
  shares in 1994; 31,001,185 shares in 1993)                                25,559              25,835
Retained earnings                                                          212,859             221,205
                                                                          --------            --------
Total stockholders' equity                                                 238,418             247,040
                                                                          --------            --------

TOTAL                                                                     $301,151            $308,474
                                                                          ========            ========




See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS (UNAUDITED) FOR THE TWELVE WEEKS AND THIRTY-SIX WEEKS ENDED SEPTEMBER 3, 1994 AND SEPTEMBER 4, 1993

                                                 ...........TWELVE WEEKS ENDED..........      ........THIRTY-SIX WEEKS ENDED.......
(In thousands, except per share data)            SEPTEMBER 3, 1994     SEPTEMBER 4, 1993      SEPTEMBER 3, 1994   SEPTEMBER 4, 1993
                                                 -----------------     -----------------      -----------------   -----------------
NET SALES AND OTHER OPERATING REVENUE                $107,643              $106,140              $333,317              $325,747
                                                     --------              --------              --------              --------
COST OF SALES AND OPERATING EXPENSES:
Cost of sales                                          52,746                50,384               160,888               151,619
Selling and delivery expenses                          40,884                41,308               125,039               124,496
General and administrative expenses                     4,910                 4,710                14,193                13,960
Contributions to employees' profit-
   sharing retirement fund                              1,255                 1,323                 4,310                 4,525
                                                     --------              --------              --------              --------
Total                                                  99,795                97,725               304,430               294,600
                                                     --------              --------              --------              --------
PROFIT FROM OPERATIONS                                  7,848                 8,415                28,887                31,147
OTHER INCOME, NET                                       1,097                 1,409                 3,098                 3,912
                                                     --------              --------              --------              --------
INCOME BEFORE INCOME TAXES                              8,945                 9,824                31,985                35,059

INCOME TAXES                                            3,512                 4,186                12,315                13,543
                                                     --------              --------              --------              --------
NET INCOME BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING PRINCIPLE CHANGES                         5,433                 5,638                19,670                21,516
CUMULATIVE EFFECT ON PRIOR YEARS OF
   CHANGES IN ACCOUNTING PRINCIPLES FOR:
    INCOME TAXES (Note 8)                                                                                                 3,538
    POSTRETIREMENT HEALTH CARE COSTS (Note 7)                                                                            (3,916)
                                                     --------              --------              --------              --------

NET INCOME                                              5,433                 5,638                19,670                21,138
RETAINED EARNINGS AT BEGINNING OF
   FISCAL PERIOD                                      217,613               226,697               221,205               226,060
                                                     --------              --------              --------               -------
TOTAL                                                 223,046               232,335               240,875               247,198
LESS:
CASH DIVIDENDS                                          7,376                 7,511                22,249                22,531
RETIREMENT OF COMMON STOCK                              2,811                                       5,765
EXERCISE OF STOCK OPTIONS                                                         1                     2                  (156)
                                                     --------              --------              --------              --------
RETAINED EARNINGS AT END OF
   FISCAL PERIOD                                     $212,859              $224,823              $212,859              $224,823
                                                     ========              ========              ========              ========
PER SHARE AMOUNTS (NOTE 4):
Net Income before cumulative effect
   of accounting principle changes                       $.18                  $.18                  $.64                  $.69
Cumulative effect on prior years of
   changes in accounting principles                                                                                        (.01)
                                                         ----                  ----                  ----                  ----
Net income                                               $.18                  $.18                  $.64                  $.68
                                                         ====                  ====                  ----                  ====

Cash dividends                                           $.24                  $.24                  $.72                  $.72
                                                         ====                  ====                  ====                  ====


See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
FOR THE THIRTY-SIX WEEKS ENDED SEPTEMBER 3, 1994 AND SEPTEMBER 4,
1993

                                                                 1994             1993
                                                                 ----             ----
(In thousands)


OPERATING ACTIVITIES:
Net income                                                     $19,670           $21,138
Adjustments to reconcile net income
 to cash provided by operating activities:
    Depreciation                                                16,756            17,059
    Deferred income taxes                                         (906)           (6,602)
    Cumulative effect of change in accounting
      principles for postretirement health care costs                              6,309
    Other, net                                                   1,244               666
Changes in operating assets and liabilities                      7,221             4,159
                                                               -------           -------
Net cash flow from operating activities                         43,985            42,729
                                                               -------           -------

INVESTING ACTIVITIES:
Purchases of property                                          (10,819)          (14,940)
Proceeds from sale of property                                     688             1,219
Purchases of marketable securities                             (23,197)          (23,152)
Sales of marketable securities                                  13,187            15,550
Maturities of marketable securities                              6,540             7,525
Other, net                                                         115               139
                                                               -------           -------
Net cash used in investing activities                          (13,486)          (13,659)
                                                               -------           -------
FINANCING ACTIVITIES:
Dividends paid                                                 (22,249)          (22,531)
Sales (purchases) of the Company's
    common stock, net                                           (6,043)              169
                                                               -------           -------
Net cash used in financing activities                          (28,292)          (22,362)
                                                               -------           -------

INCREASE (DECREASE) IN CASH                                      2,207             6,708
CASH AT BEGINNING OF PERIOD                                     20,328            21,323
                                                               -------           -------
CASH AT END OF PERIOD                                          $22,535           $28,031
                                                               =======           =======

SUPPLEMENTAL INFORMATION:
Cash paid for income taxes                                     $ 8,452           $ 9,135
                                                               =======           =======




See notes to condensed consolidated financial statements (unaudited)

LANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of September 3, 1994 and December 25, 1993, the consolidated results of operations for the twelve weeks and thirty-six weeks ended September 3, 1994 and September 4, 1993, and the consolidated cash flows for the thirty-six weeks ended September 3, 1994 and September 4, 1993.

2. The consolidated results of operations for the twelve weeks and thirty-six weeks ended September 3, 1994 and September 4, 1993 are not necessarily indicative of the results to be expected for a full year.

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

       Inventories at September 3, 1994 and December 25, 1993 consisted of (in thousands):

                                                             1994                1993
                                                             ----                ----
                Finished goods                             $15,265             $15,653
                Goods in process                                42                  22
                Raw materials                                8,444              14,932
                Supplies, etc.                               8,021               8,222
                                                           -------             -------
                Total inventories at FIFO cost              31,772              38,829
                Less:  Adjustment to reduce FIFO
                  cost to LIFO cost                          5,556               5,156
                                                           -------             -------
                Total inventories at LIFO cost             $26,216             $33,673
                                                           =======             =======


       Use of the dollar value LIFO method with natural business unit method of pooling makes presentation of inventory components on a LIFO basis impractical.

4. Per share amounts for the twelve weeks and thirty-six weeks ended September 3, 1994 are computed based on 30,725,883 and 30,884,290 shares of common stock outstanding, respectively. Per share amounts for the twelve weeks and thirty-six weeks ended September 4, 1993 were computed based on 31,295,391 and 31,293,378 shares of common stock outstanding, respectively. The dilutive effect of stock options is not material.

5. For comparative purposes certain 1993 amounts shown in the accompanying unaudited condensed consolidated financial statements have been reclassified to conform with 1994 classifications.

6.         MARKETABLE SECURITIES

           Effective at the beginning of fiscal 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 applies to investments in equity securities with readily determinable fair values and to all investments in debt securities. Securities are classified into three categories and are accounted for as follows. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and are reported at amortized cost.
           Debt and equity securities that are bought and held principally for the purpose of selling them in the near term, generally characterized by active and frequent buying and selling with the objective of generating profits on short-term differences in price, are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. On September 3, 1994 fair value and amortized cost of securities available-for-sale were not materially different. SFAS 115 is effective for fiscal years beginning after December 15, 1993, with the initial adoption reflected prospectively. Due to the nature of the Company's investment portfolio, SFAS 115 does not have a material effect on the consolidated financial statements.

           Marketable securities at September 3, 1994 are reported at amortized cost and consisted of (in thousands):

           Available-for-sale                     $14,916
           Held-to-maturity                        21,844
                                                  -------
                                                  $36,760
                                                  =======


           The amortized cost, gross unrealized holding losses and fair value for available-for-sale and held-to-maturity securities by major security type at September 3, 1994 were as follows (in thousands):

                                                             Gross
                                                           Unrealized
                                          Amortized          Holding
                                            Cost             Losses           Fair Value
                                            ----             ------           ----------

           Available-for-sale:
             Municipal securities         $14,916           $(172)              $14,744
                                          =======           =====               =======

           Held-to-maturity:
             U. S. Treasury securities      4,525            (118)                4,407
             Municipal securities          16,678             (51)               16,627
             Other securities                 641             181                   822
                                          -------           -----               -------
                                          $21,844           $  12               $21,856
                                          =======           =====               =======

7.         POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

           Effective at the beginning of fiscal 1993, the Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 106 requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Company previously expensed the cost of these benefits, which are principally health care, as claims were incurred. SFAS 106 allows recognition of the cumulative effect of the liability in the year of adoption or the amortization of the obligation over a period of up to twenty years. The Company has elected to recognize the cumulative effect of this obligation on the immediate recognition basis. The cumulative effects of adopting SFAS 106 as of the beginning of fiscal 1993 were an increase in accrued postretirement health care costs of $6,309,000 and a decrease in net income of $3,916,000 ($.125 per share), which is reported separately in the Company's consolidated statement of income for the thirty-six weeks ended September 4, 1993.

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

           The cumulative effect of the change in accounting for income taxes of $3,538,000 was determined as of the beginning of fiscal 1993 and is reported separately in the Company's consolidated statement of income for the thirty-six weeks ended September 4, 1993. Prior years' financial statements have not been restated to apply the provisions of SFAS 109.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The Company continues to maintain the financial strength and liquidity to meet its regular operating needs, cash dividend payments, capital investment program, and stock repurchase program through cash flow from current and prior years' operations.

Current commitments for capital expenditures, including machinery and equipment and further renovation and expansion of facilities, total approximately $10 million.

Cash and marketable securities increased, net of purchases of the Company's common stock, mainly due to increased cash flow from operations and decreased capital expenditures. Accounts receivable are up since December 25, 1993 due to increased sales, the timing of sales and the timing of collections on receivables. Inventories are down due to the purchase of fewer peanuts because of a poor 1993 peanut crop. Property, net is down due to fewer property additions and continued high depreciation expense. Deposits decreased due to the delivery to the Company of vans and machinery on order at year end. Accounts payable are down since year end due to the timing of invoice payments. Accrued liabilities are up due to the timing of income tax payments and an increase in accrued wages and related payroll taxes.

Net sales and other operating revenue were up $1.5 million (1.4%) for the quarter and $7.6 million (2.3%) year to date compared with 1993 due primarily to increased unit volume. Sales revenues continued to be affected by intense price competition in most markets. Also, bad weather throughout most of the Company's sales territories in the first quarter of 1994 had a negative impact on year to date sales. Net income was down $205,000 for the quarter and was down $1.5 million year to date ($.04 per share) compared to 1993. Net income for the quarter and year to date was primarily affected by a shift in sales mix to lower margin products, high production costs at the Vista Bakery plant, increased delivery expenses and a decrease in insurance expense. Net income for the third quarter of 1993 was impacted by the enactment of the new federal tax act which increased the corporate income tax rate to 35%. Net income year to date for 1993 was affected by the cumulative effect on prior years of changes in accounting principles for income taxes and retiree health care
benefits.   The increase in cost of sales was due primarily to a shift in product mix to higher cost items and continued high production costs at the Vista Bakery plant. Other income decreased due to lower interest income earned in 1994 and due to a gain on sale of marketable securities which was included in the third quarter of 1993.

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

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     27. Financial Data Schedule (For SEC use only)

(b)  Reports on Form 8-K

        No Reports on Form 8-K were filed during the 12 weeks ended September 3, 1994.


Items 1 through 5 are inapplicable and have been omitted.



                            SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                             LANCE, INC.



                             By     (T. B. Horack)
                               ----------------------------
                                  T. B. Horack
                                  Vice President and Principal
                                  Financial Officer



Dated:  October 18, 1994

                                EXHIBIT INDEX



Exhibit
Number                            Description
- - -------                           -----------
  27                              Financial Data Schedule (For SEC use only)