Form 10-K
LANCE INC
filed 1995-03-30
CIK 57528

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                to
                               --------------    -------------

Commission file number 0-398

                                 LANCE, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

        NORTH CAROLINA                                      56-0292920
--------------------------------------------------------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification Number)

               8600 SOUTH BOULEVARD, CHARLOTTE, NORTH CAROLINA
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

            POST OFFICE BOX 32368, CHARLOTTE, NORTH CAROLINA 28232
--------------------------------------------------------------------------------
               (Mailing address of principal executive offices)

Registrant's telephone number, including area code:     (704) 554-1421

Securities Registered Pursuant to Section 12(b) of the Act:     NONE

Securities Registered Pursuant to Section 12(g) of the Act: $.83-1/3 PAR VALUE COMMON STOCK

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO
                                               ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of shares of the Registrant's $.83-1/3 par value Common Stock, its only outstanding class of voting stock, held by non-affiliates as of February 21, 1995 was $463,585,000.

The number of shares outstanding of the Registrant's $.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of February 21, 1995, was 30,433,407 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following annual report to security holders and proxy statement are incorporated by reference into the indicated parts of this Annual Report on Form 10-K:

               Incorporated Documents                                        Parts into which Incorporated
               ----------------------                                        -----------------------------
         Proxy Statement for Annual Meeting of                                   Parts I and III
         Stockholders to be held April 21, 1995

         Annual Report to Stockholders for the                                       Part II
         fiscal year ended December 31, 1994

                                    PART I

ITEM 1.  BUSINESS

         The Registrant manufactures and sells snack foods and bakery products directly and through its subsidiaries, Midwest Biscuit Company and Vista Bakery, Inc.

         The Registrant manufactures, distributes and sells packaged snack and bread basket items primarily under the LANCE label. The principal snack items are cracker sandwiches, cookie sandwiches, peanuts, potato chips, corn chips, popcorn, cakes, cookies, candies, chewing gum, beef snacks and sausages. The principal new snack items introduced in 1994 include the Swiss Roll, Fat Free Apple Bar, Fat Free Cranberry Bar, Reduced Fat Toastchee and Reduced Fat Gold-N-Chees. During the year, the Registrant discontinued its line of chewing gum and began distributing Wrigley's Chewing Gum(R). The principal bread basket items are wafers, crackers and bread sticks, individually packaged and sold to restaurants and similar institutions.

         The Registrant's products are sold under various trade names and registered trademarks that it owns, including TOASTCHEE, LANCHEE, RYE CHEE, CHOC-O-LUNCH, VAN-O-LUNCH, NEKOT, GOLD-N-CHEES, BIG TOWN and CAPTAIN'S WAFERS.

         The Registrant packages several of its most popular snack and bread basket items in convenience packs and distributes them to grocers and supermarkets. In addition, the Registrant distributes large bags of potato chips and large size bags and boxes of its snack and bread basket items to grocers and supermarkets. Various items that are purchased from others and resold by the Registrant account for 21% of net sales and other operating revenue.

         Midwest Biscuit Company manufactures and sells cookies and crackers, through its own sales representatives and brokers, to wholesale grocers, supermarkets and distributors throughout the United States and portions of Canada, under customer private labels and the VISTA label. Vista Bakery, Inc. manufactures cookies and crackers which are sold through Midwest Biscuit Company under customer private labels and the VISTA label.

         The following table shows the approximate percentages of the Registrant's net sales and other operating revenue for 1994, 1993 and 1992 contributed by snack items and bread basket items:

                                                  1994             1993             1992
                                                  ----             ----             ----
                 Snack items                       89%              88%              88%
                 Bread basket items                 8%               9%               9%

         The principal raw materials and supplies used in the manufacture of snack foods and bakery products are flour, peanuts, oils and shortenings, potatoes, shelled corn and popcorn, cornmeal, pork skins, tree nuts, starch, sugar, cheese, corn syrup, cocoa, fig paste, seasonings and packaging materials. These raw materials and supplies are generally available in adequate quantities in the open market either from sources in the United States or from other countries and are generally contracted for a season in advance.

         The principal supplies of energy used in the manufacture of these products are electricity, natural and propane gas, fuel oil and diesel fuel, all of which are currently available in adequate quantities.

         The Registrant sells its products through its own sales organization to convenience stores, independent and chain supermarkets, discount stores, restaurants, military commissaries and exchanges, schools, hospitals, caterers, industrial, recreational and commercial establishments, and similar customers in 36 states and the District of Columbia. The Registrant's distribution operations are administered through 27 sales districts which are divided into 350 sales areas, each under the direction of a branch manager. There are 2,309 sales territories, each serviced by one sales representative. In 1994, the Registrant continued the development of its distributor and broker network, principally in the Western United States.

         The Registrant owns a fleet of tractors and trailers, which make weekly deliveries of its products to the sales territories. The Registrant provides sales representatives with stockroom space for their inventory requirements. The sales representatives load their own trucks from these stockrooms for delivery to their customers.

         A significant portion of the Registrant's total sales is through vending machines, which are made available to its customers on a rental, commission or sales basis. The machines are not designed or manufactured specifically for the Registrant, and their use is not limited to any particular sales area or class of customer.

         Caronuts, Inc., a subsidiary of the Registrant, owns a peanut buying facility that purchases peanuts directly from growers and sells all of its peanuts to the Registrant. The facility is operated on a seasonal basis, during the peanut harvest.

         All of the Registrant's products are sold in highly competitive markets in which there are many competitors. In the case of many of its products, the Registrant competes with manufacturers with greater total revenues and greater resources than the Registrant. The principal methods of competition are price, delivery, service and product quality. Generally, the Registrant believes that it is competitive in these methods as a whole. The methods of competition and the Registrant's competitive position varies according to the locality, the particular products and the policies of its competitors. Although reliable statistics are unavail-able as to production and sales by others in the industry, the Registrant believes that in its areas of distribution it is one of the largest producers of peanut butter filled cracker sandwiches.

 On December 31, 1994, the Registrant and its subsidiaries had 5,818 employees.


ITEM 2.  PROPERTIES

         The Registrant's principal plant and general offices are located in Charlotte, North Carolina on a 288 acre tract owned by the Registrant. The main facility is an air-conditioned and sprinklered plant, office building and cafeteria of brick and steel containing approximately 670,000 square feet. The manufacturing plant houses seven oven lines and is equipped with storage facilities to handle many of the Registrant's raw materials in bulk. Adjacent to the main facility is an air-conditioned and sprinklered plant of brick and steel used for the processing of potato chips, corn chips and similar products containing approximately 140,000 square feet. Both plants are operated on two eight-hour shifts. Also adjacent to the main facility are a 70,400 square foot precast concrete building, which houses a vending machine repair and maintenance facility, an 11,000 square foot brick and steel building, which houses vehicle maintenance operations, 40,000 square foot and 13,000 square foot metal warehouse buildings and a 5,500 square foot brick veneer office building.

         The Registrant owns a plant located on a 105 acre tract in Greenville, Texas. The plant is an air-conditioned and sprinklered building of brick and steel containing approximately 290,000 square feet. The plant houses two oven lines and storage facilities that can handle many of the Registrant's raw materials in bulk. Both of the oven lines are operated on two eight-hour shifts. Adjacent to the plant is a building of steel construction which contains approximately 29,000 square feet of vending repair, office and garage space.

         These facilities, unless otherwise noted, are used to produce both snack and bread basket items.

         The Registrant leases office space and most of its stockroom space in various towns and cities, mainly on month-to-month tenancies. The Registrant currently owns 188 stockroom locations with steel frame buildings, which range in size from 400 to 6,400 square feet and contain an aggregate of 988 stockroom spaces.

         Midwest Biscuit Company owns a plant located on an 18.5 acre tract in Burlington, Iowa. The plant is of masonry and steel and contains approximately 230,000 square feet. This plant houses six oven lines and is operated on two eight-hour shifts. Adjacent to the plant is a steel storage building of approximately 10,000 square feet.

         Vista Bakery, Inc. owns a 243,000 square foot plant on a 137 acre tract in Columbia, South Carolina. The plant is of brick and steel construction and houses three oven lines and is operated on two eight-hour shifts.

         The Registrant believes that it has sufficient production capacity to meet foreseeable increases in demand in 1995.

         The peanut buying facility owned by Caronuts, Inc. is located on a 20 acre tract in Boykins, Virginia. The facility consists of six peanut storage tanks and related metal buildings and sheds.

SEPARATE ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

         Information as to executive officers of the Registrant who are directors or nominees of the Registrant is incorporated herein by reference to the section captioned Election of Directors in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 1995. Information as to each executive officer of the Registrant who is not a director or a nominee is as follows:

Name                              Age      Information About Officer
----                              ---      -------------------------
G. R. Melvin                      58       Vice President of the Company since 1978

Peter M. Duggan                   54       Vice President of the Company since 1994 and a Group Vice President for the Snacks and
                                           International Consumer Products Division of Borden, Inc. (consumer products company)
                                           1985-1993

James W. Helms, Jr.               48       Secretary of the Company since 1988, Treasurer since 1995 and Assistant Treasurer
                                           1988-1995

         All the Company's executive officers were appointed to their current positions at the Annual Meeting of the Board of Directors on April 15, 1994, except Mr. Duggan who was appointed at a Special Meeting of the Board of Directors on July 12, 1994. In addition, at the Meeting of the Board of Directors on February 21, 1995, Thomas B. Horack and Gerald K. Smith were elected Executive Vice Presidents, Earl D. Leake was elected Vice President and Mr. Helms was elected Treasurer. All of the Registrant's executive officers' terms of office extend until the next Annual Meeting of the Board of Directors and until their successors shall have been duly elected and qualified.

         Items 3 and 4 are inapplicable and have been omitted.

                                    PART II

         Items 5 through 8 are incorporated herein by reference to pages 10 through 27 of the Registrant's 1994 Annual Report to Stockholders.

         Item 9 is inapplicable and has been omitted.


                                   PART III

         Items 10 through 13 are incorporated herein by reference to the sections captioned Principal Stockholders and Holdings of Management, Election of Directors, Compensation/Stock Option Committee Interlocks and Insider Participation, Executive Officer Compensation and Director Compensation in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 1995 and to the Separate Item in Part I of this Annual Report captioned Executive Officers of the Registrant.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

              (a)1.    Financial Statements.

                       See Table of Contents to Financial Statements filed herewith as a separate part of this Annual Report.

                 2.    Financial Schedules.

                       Schedules have been omitted because of the absence of conditions under which they are required or because information required is included in financial statements or the notes thereto.

                 3.    Exhibits.

                        3.1 Restated Charter of Lance, Inc. incorporated herein by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 1992.

                        3.2 Bylaws of Lance, Inc. incorporated herein by reference to Exhibit 3(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 25, 1993.

                        4         See 3.1 and 3.2 above.

                       10.1 Lance, Inc. 1991 Stock Option Plan incorporated herein by reference to Exhibit
                                  4.1 to the Registrant's Registration
                                  Statement on Form S-8, Registration No.
                                  33-41866.

                       10.2 The Lance, Inc. Key Executive Employee Benefit Plan incorporated herein by reference to Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1983.

                       10.3 Form of Executive Employment Agreement between Lance, Inc. and the Key Executives incorporated herein by reference to Exhibit 10(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 1992.

                       10.4 Lance, Inc. 1983 Incentive Stock Option Plan incorporated herein by reference to Exhibit
                                  10.1 to Registrant's Annual Report on Form
                                  10-K for the fiscal year ended December 26, 1987.

                       10.5 Lance, Inc. Key Executive Employee Benefit Plan Trust, dated December 3, 1993, between Lance, Inc. and First Union National Bank of North Carolina incorporated herein by reference to Exhibit 10(v) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 25, 1993.

                       13 The Registrant's 1994 Annual Report to Stockholders. This Annual Report to Stockholders is furnished for the information of the Commission only and, except for the parts thereof incorporated by reference in this Report on Form 10-K, is not to be deemed "filed" as a part of this filing.

                       21 List of the Subsidiaries of the Registrant incorporated herein by reference to Exhibit 22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 1992.

                       23         Consent of KPMG Peat Marwick LLP.

                       27 Financial Data Schedule. (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)

                (b)    Reports on Form 8-K

                       There were no reports on Form 8-K required to be filed by the Registrant during the 17 weeks ended December 31, 1994.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LANCE, INC.

Dated:  March 29, 1995
                                             By: /s/ E. D. Leake
                                                 ----------------------------
                                                 E. D. Leake
                                                 Vice President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                          Capacity                                   Date
---------                                          --------                                   ----
  /s/ J. W. Disher                                 Chairman of the Board,                 March 29, 1995
--------------------------------------             Chief Executive Officer
J. W. Disher                                       and Director (Principal
                                                   Executive Officer)

  /s/ P. A. Stroup, III                            President and                          March 29, 1995
--------------------------------------             Director
P. A. Stroup, III

  /s/ T. B. Horack                                 Executive Vice President               March 29, 1995
--------------------------------------             and Director
T. B. Horack

  /s/ G. K. Smith                                  Executive Vice President               March 29, 1995
--------------------------------------             and Director
G. K. Smith

  /s/ G. R. Melvin                                 Vice President                         March 29, 1995
--------------------------------------             and Director
G. R. Melvin

  /s/ W. B. Meacham                                Vice President                         March 29, 1995
--------------------------------------             and Director
W. B. Meacham

  /s/ R. G. Swain                                  Vice President                         March 29, 1995
--------------------------------------             and Director
R. G. Swain

  /s/ E. D. Leake                                  Vice President and                     March 29, 1995
--------------------------------------             Director (Principal
E. D. Leake                                        Financial Officer)

  /s/ James W. Helms, Jr.                          Secretary and                          March 29, 1995
----------------------------------                 Treasurer (Principal
James W. Helms, Jr.                                Accounting Officer)

  /s/ Alan T. Dickson                              Director                               March 29, 1995
--------------------------------------
Alan T. Dickson

  /s/ William R. Holland                           Director                               March 29, 1995
--------------------------------------
William R. Holland

  /s/ Scott C. Lea                                 Director                               March 29, 1995
--------------------------------------
Scott C. Lea

  /s/ Robert V. Sisk                               Director                               March 29, 1995
--------------------------------------
Robert V. Sisk

  /s/ A. F. Sloan                                  Director                               March 29, 1995
--------------------------------------
A. F. Sloan

  /s/ Victoria S. Sutton                           Director                               March 29, 1995
--------------------------------------
Victoria S. Sutton

  /s/ S. Lance Van Every                           Director                               March 29, 1995
--------------------------------------
S. Lance Van Every

  /s/ Richard A. Zimmerman                         Director                               March 29, 1995
--------------------------------------
Richard A. Zimmerman

                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.





                                   FORM 10-K
                               FOR CORPORATIONS





                       ITEM 14(a) - FINANCIAL STATEMENTS

                               TABLE OF CONTENTS


                                                                             Annual Report
                                                                            to Stockholders
                                                                                 Page
                                                                                 ----
Data incorporated by reference from the 1994
 Annual Report to Stockholders of Lance, Inc.
 and Subsidiaries:
 Independent Auditors' Report                                                     10
 Consolidated Balance Sheets, December 31, 1994
 and December 25, 1993                                                            11
For the Fiscal Years Ended December 31, 1994,
 December 25, 1993 and December 26, 1992:
   Statements of Consolidated Income and
    Retained Earnings                                                             12
   Statements of Consolidated Cash Flows                                          13
Notes to Consolidated Financial
 Statements                                                                       14


                  FINANCIAL STATEMENTS AND SCHEDULES OMITTED

The above listed financial statements are presented on only a consolidated basis since the Company is primarily an operating company and its subsidiaries included for the periods presented in the consolidated financial statements are totally-held subsidiaries. Schedules have been omitted because of the absence of conditions under which they are required or because information required is included in financial statements or the notes thereto.

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.

                                   EXHIBITS
                                 Item 14(a)(3)


                                   FORM 10-K
                                 ANNUAL REPORT


For the fiscal year ended                                 Commission File Number
    December 31, 1994                                              0-398



                                  LANCE, INC.


                                 EXHIBIT INDEX

Exhibit
  No.            Exhibit Description
-------          -------------------
3.1              Restated Charter of Lance, Inc. incorporated herein by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 1992.

3.2              Bylaws of Lance, Inc. incorporated herein by reference to Exhibit 3(ii) to the Registrant's Annual Report on Form
                 10-K for the fiscal year ended December 25, 1993.

10.1             Lance, Inc. 1991 Stock Option Plan incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration
                 Statement on Form S-8, Registration No. 33-41866.

10.2             The Lance, Inc. Key Executive Employee Benefit Plan incorporated herein by reference to the Registrant's Annual
                 Report on Form 10-K for the fiscal year ended December 31, 1983.

10.3             Form of Executive Employment Agreement between Lance, Inc. and the Key Executives incorporated herein by reference to Exhibit 10(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 1992.


10.4             Lance, Inc. 1983 Incentive Stock Option Plan incorporated herein by reference to Exhibit 10.1 to Registrant's
                 Annual Report on Form 10-K for the fiscal year ended December 26, 1987.

10.5             Lance, Inc. Key Executive Employee Benefit Plan Trust, dated December 3, 1993, between Lance, Inc. and First Union
                 National Bank of North Carolina incorporated herein by reference to Exhibit 10(v) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 25, 1993.

13               The Registrant's 1994 Annual Report to Stockholders.  This Annual Report to Stockholders is furnished for the information of the Commission only and, except for the parts thereof specifically incorporated by reference in this
                 Annual Report on Form 10-K, is not to be deemed "filed" as a part of this filing.  (Page ___ of the sequentially numbered pages.)

21               List of the Subsidiaries of the Registrant incorporated herein by reference to Exhibit 22 to the Registrant's
                 Annual Report on Form 10-K for the fiscal year ended December 26, 1992.

23               Consent of KPMG Peat Marwick LLP.  (Page ___ of the sequentially numbered pages.)

27               Financial Data Schedule.  (Filed in electronic format only.  Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities
                 Exchange Act of 1934.)
