Form 10-Q
period 1995-03-25
LANCE INC
filed 1995-05-08
CIK 57528

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549


(Mark One)

- -----
  X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
- -----                 THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended          March 25, 1995
                               ----------------------------------------

                                      OR
- -----
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
- -----                 THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------------

Commission file number                 0-398
                       ---------------------------------------------------------

                                    Lance, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     NORTH CAROLINA                                56-0292920
- --------------------------------------------------------------------------------
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)              Identification No.)

8600 South Boulevard (P. O. Box 32368), Charlotte, North Carolina    28232
- --------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

                                (704) 554-1421
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                Not Applicable
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report).

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

       Common Stock, $.83-1/3 par value - 30,433,407 shares outstanding as of May 2, 1995.

LANCE, INC. AND SUBSIDIARIES



INDEX

                                                                   PAGE
                                                                   ----
PART I.  FINANCIAL INFORMATION

Financial Statements:
   Condensed Consolidated Balance Sheets -
      March 25, 1995 (Unaudited) and December 31, 1994              3
   Condensed Statements of Consolidated Income and
      Retained Earnings (Unaudited) - Twelve Weeks Ended
      March 25, 1995 and March 19, 1994                             4
   Condensed Statements of Consolidated Cash Flows
      (Unaudited) - Twelve Weeks Ended
      March 25, 1995 and March 19, 1994                             5
   Notes to Condensed Consolidated Financial Statements
      (Unaudited)                                                   6
Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                         7


PART II.  OTHER INFORMATION                                         8

Exhibits and Reports on Form 8-K                                    8

SIGNATURES                                                          8





                               ------------------

PART I.  FINANCIAL INFORMATION

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS,
MARCH 25, 1995 (UNAUDITED) AND DECEMBER 31, 1994
- --------------------------------------------------------------------------------

ASSETS                                               1995                1994
- ------                                               ----                ----

(In thousands, except share data)
CURRENT ASSETS:

Cash and cash equivalents                          $ 17,905            $ 12,964
Marketable securities                                30,822              32,946
Accounts receivable (less
   allowance for doubtful accounts)                  29,868              30,155
Accrued interest receivable                             451                 599
Refundable income taxes                               1,959               1,959
Inventories - Finished goods, goods
   in process, materials, etc. (Note 3)              37,696              38,952
Deferred income tax benefit                           5,891               5,800
                                                   --------            --------
Total current assets                                124,592             123,375
                                                   --------            --------

PROPERTY, NET                                       162,083             165,390
                                                   --------            --------

OTHER ASSETS:
Deposits                                                285                 335
Prepayments, etc.                                     7,935               7,896
                                                   --------            --------
Total other assets                                    8,220               8,231
                                                   --------            --------


TOTAL                                              $294,895            $296,996
                                                   ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:

Accounts payable                                   $  4,295            $  8,572
Accrued liabilities                                  27,438              24,287
                                                   --------            --------
Total current liabilities                            31,733              32,859
                                                   --------            --------

OTHER LIABILITIES AND DEFERRED CREDITS:
Deferred income taxes                                18,830              19,243
Accrued postretirement health care costs              8,317               8,078
Supplemental retirement benefits                      3,347               3,322
                                                   --------            --------
Total other liabilities and deferred credits         30,494              30,643
                                                   --------            --------

STOCKHOLDERS' EQUITY:
Common stock, $.83-1/3 par value (authorized:
   75,000,000 shares; issued: 30,433,407
   shares)                                           25,361              25,361
Retained earnings                                   207,474             208,800
Net unrealized loss on marketable securities           (167)               (667)
                                                   --------            --------
Total stockholders' equity                          232,668             233,494
                                                   --------            --------


TOTAL                                              $294,895            $296,996
                                                   ========            ========




See notes to condensed consolidated financial statements (unaudited).

- --------------------------------------------------------------------------------

LANCE, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS (UNAUDITED) FOR THE TWELVE WEEKS ENDED MARCH 25, 1995 AND MARCH 19, 1994

                                                                                      1995                      1994
                                                                                      ----                      ----
(In thousands, except per share data)
NET SALES AND OTHER OPERATING REVENUE                                               $112,716                  $108,133
                                                                                    --------                  --------

COST OF SALES AND OPERATING EXPENSES:
Cost of sales                                                                         54,980                    52,438
Selling and delivery expenses                                                         42,935                    41,297
General and administrative expenses                                                    4,899                     4,826
Contributions to employees' profit-
   sharing retirement fund                                                             1,294                     1,282
                                                                                    --------                  --------
Total                                                                                104,108                    99,843
                                                                                    --------                  --------

PROFIT FROM OPERATIONS                                                                 8,608                     8,290

OTHER INCOME, NET                                                                      1,119                       966
                                                                                    --------                  --------

INCOME BEFORE INCOME TAXES                                                             9,727                     9,256

INCOME TAXES                                                                           3,749                     3,465
                                                                                    --------                  --------

NET INCOME                                                                             5,978                     5,791

RETAINED EARNINGS AT BEGINNING OF
   FISCAL PERIOD                                                                     208,800                   221,205
                                                                                    --------                  --------

TOTAL                                                                                214,778                   226,996

LESS:
CASH DIVIDENDS                                                                         7,304                     7,440
RETIREMENT OF COMMON STOCK                                                                                         287
EXERCISE OF STOCK OPTIONS                                                                                            2
                                                                                    --------                  --------

RETAINED EARNINGS AT END OF FISCAL
   PERIOD                                                                           $207,474                  $219,267
                                                                                    ========                  ========

PER SHARE AMOUNTS (Note 4):
Net income                                                                          $    .20                  $    .19
                                                                                    ========                  ========

Cash dividends                                                                      $    .24                  $    .24
                                                                                    ========                  ========



See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
FOR THE TWELVE WEEKS ENDED MARCH 25, 1995 AND MARCH 19, 1994
- --------------------------------------------------------------------------------


                                                                            1995                 1994
                                                                            ----                 ----
(In thousands)
OPERATING ACTIVITIES:
Net income                                                                $ 5,978              $ 5,791
Adjustments to reconcile net income
 to cash provided by operating activities:
    Depreciation                                                            5,876                5,688
    Deferred income taxes                                                    (504)              (1,115)
    Other, net                                                                203                  206
Changes in operating assets and liabilities                                   681                3,602
                                                                          -------              -------
Net cash flow from operating activities                                    12,234               14,172
                                                                          -------              -------

INVESTING ACTIVITIES:
Purchases of property                                                      (2,785)              (3,269)
Proceeds from sale of property                                                293                  166
Purchases of marketable securities                                         (1,296)              (8,837)
Sales of marketable securities                                              2,931                6,103
Maturities of marketable securities                                           861                  685
Other, net                                                                      7                   16
                                                                          -------              -------
Net cash provided by (used in) investing
    activities                                                                 11               (5,136)
                                                                          -------              -------

FINANCING ACTIVITIES:
Dividends paid                                                             (7,304)              (7,440)
Sales (purchase) of Lance common stock, net                                                       (298)
                                                                          -------              -------
Net cash used in financing activities                                      (7,304)              (7,738)
                                                                          -------              -------

INCREASE IN CASH                                                            4,941                1,298
CASH AT BEGINNING OF PERIOD                                                12,964               20,328
                                                                          -------              -------
CASH AT END OF PERIOD                                                     $17,905              $21,626
                                                                          =======              =======


SUPPLEMENTAL INFORMATION:
Cash paid for income taxes                                                $   151              $   138
                                                                          =======              =======



See notes to condensed consolidated financial statements (unaudited).

- --------------------------------------------------------------------------------

LANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of March 25, 1995 and December 31, 1994, the consolidated results of operations for the twelve weeks ended March 25, 1995 and March 19, 1994, and the consolidated cash flows for the twelve weeks ended March 25, 1995 and March 19, 1994.

2. The results of consolidated operations for the twelve weeks ended March 25, 1995 and March 19, 1994 are not necessarily indicative of the results to be expected for a full year.

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

      Inventories at March 25, 1995 and December 31, 1994 consisted of (in thousands):

                                                       1995         1994
                                                       ----         ----
           Finished goods                            $16,246      $16,979
           Goods in process                               34           11
           Raw materials                              19,040       19,679
           Supplies, etc.                              9,020        9,058
                                                     -------      -------
           Total inventories at FIFO cost             44,340       45,727
           Less:  Adjustment to reduce FIFO
                    cost to LIFO cost                  6,644        6,775
                                                     -------      -------
           Total inventories at LIFO cost            $37,696      $38,952
                                                     =======      =======

      Use of the dollar value LIFO method with natural business unit method of pooling makes presentation of inventory components on a LIFO basis impractical.

4. Per share amounts for the twelve weeks ended March 25, 1995 and March 19, 1994 were computed based on 30,433,407 and 31,000,360 shares of common stock outstanding, respectively. The dilutive effect of stock options is not material.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The Company continues to maintain the financial strength and liquidity to meet its regular operating needs, cash dividend payments, capital investment program, and stock repurchase program through cash flow from current operations and investments.

Current commitments for capital expenditures, including machinery and equipment and further renovation and expansion of facilities, total approximately $11 million.

Marketable securities, cash and cash equivalents increased from December 31, 1994 due mainly to the timing of quarterly income tax payments, the decrease in inventories and the purchase of company stock during the fourth quarter of 1994. Accounts payable are down since December 31, 1994 due to the timing of purchases. Accrued liabilities are up due to the timing of income tax payments, an increase in accrued wages and related payroll taxes offset by a reduction in accrued profit-sharing and retirement.

Net sales and other operating revenue were up $4.6 million (4.2%) compared to the first quarter of 1994 due primarily to increased unit volume. More favorable sales conditions, including better weather, in the first quarter of 1995 as compared to the first quarter of 1994 had a positive impact on sales. Sales revenues continued to be affected by intense price competition in most markets.

Sales of products produced at the Midwest Biscuit and Vista Bakery plants were down; however, results of these operations remained flat as compared to the first quarter of 1994. Production efficiencies at these plants have improved but over capacity and high overhead continue to negatively impact operations.

Net income was up $187,000 for the quarter ($.01 per share) compared to the first quarter of 1994. The impact of the increase in sales was offset by higher raw material and packaging costs, increased selling expenses and a sales mix reflecting an increased percentage of sales of products purchased for resale which generally have a lower gross margin.

Cost of sales was up both in dollars and as a percent of sales due to higher raw material costs, including fruit fillings, flour, sweetners and peanuts and higher packaging costs, including corrugated boxes and package film.

Selling and delivery expenses were up $1.6 million due to increased marketing and advertising expenses, salaries and commissions. Other income was up primarily due to gain on sale of fixed assets. Income taxes were up due to higher effective state income tax rates.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         27. Financial Data Schedule. (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of
                       Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)

    (b)  Reports on Form 8-K

         No Reports on Form 8-K were filed during the 12 weeks ended March 25, 1995.


Items 1 through 5 are inapplicable and have been omitted.




                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

      Dated:  May 8, 1995



                                      LANCE, INC.



                                      By /s/ E. D. Leake
                                        ---------------------------------
                                             E. D. Leake
                                             Vice President and Principal
                                                 Financial Officer