Form 10-Q
period 1995-06-17
LANCE INC
filed 1995-07-31
CIK 57528

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549


(Mark One)


[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter (Twelve Weeks) Ended     June 17, 1995
                                 ----------------------------------------------

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------------

Commission file number          0-398
                       ---------------------------------------------------------

                                  LANCE, INC.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       NORTH CAROLINA                                   56-0292920
- --------------------------------               -----------------------------
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
Yes    X    .    No         .
    --------        --------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Common Stock, $.83-1/3 par value - 30,447,265 shares
                        outstanding as of July 19, 1995.

LANCE, INC. AND SUBSIDIARIES


INDEX


                                                                                   Page
                                                                                   ----
PART I.  FINANCIAL INFORMATION

Financial Statements:
       Condensed Consolidated Balance Sheets -
                  June 17, 1995  (Unaudited) and December 31, 1994                  3
       Condensed Statements of Consolidated Income and
                  Retained Earnings (Unaudited) - Twelve Weeks and
                  Twenty-Four Weeks Ended June 17, 1995 and June 11, 1994           4
       Condensed Statements of Consolidated Cash Flows
                  (Unaudited) - Twenty-Four Weeks
                  Ended June 17, 1995 and June 11, 1994                             5
       Notes to Condensed Consolidated Financial Statements
                  (Unaudited)                                                       6
       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                               7


PART II.  OTHER INFORMATION                                                         8

Submission of Matters to a Vote of Security Holders                                 8

Exhibits and Reports on Form 8-K                                                    8

SIGNATURES                                                                          8





                            ----------------------

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, June 17, 1995 (UNAUDITED) AND
December 31, 1994
- --------------------------------------------------------------------------------
(In thousands, except share data)

ASSETS                                                     1995                1994
- ------                                                     ----                ----
CURRENT ASSETS:

Cash and cash equivalents                                $ 21,526            $ 12,964
Marketable securities                                      30,877              32,946
Accounts receivable (less
   allowance for doubtful accounts)                        29,825              30,155
Accrued interest receivable                                   460                 599
Refundable income taxes                                       815               1,959
Inventories - Finished goods, goods
   in process, materials, etc. (Note 3)                    33,249              38,952
Deferred income tax benefit                                 6,254               5,800
                                                         --------            --------
Total current assets                                      123,006             123,375
                                                         --------            --------

PROPERTY, NET                                             158,460             165,390
                                                         --------            --------

OTHER ASSETS:

Deposits                                                       43                 335
Prepayments, etc.                                           8,141               7,896
                                                         --------            --------
Total other assets                                          8,184               8,231
                                                         --------            --------

TOTAL                                                    $289,650            $296,996
                                                         ========            ========



LIABILITIES AND STOCKHOLDERS' EQUITY                       1995                1994
- ------------------------------------                       ----                ----
CURRENT LIABILITIES:

Accounts payable                                         $  3,429            $  8,572
Accrued liabilities                                        25,469              24,287
                                                         --------            --------
Total current liabilities                                  28,898              32,859
                                                         --------            --------

OTHER LIABILITIES AND DEFERRED CREDITS:
Deferred income taxes                                      18,288              19,243
Accrued postretirement health care costs                    8,557               8,078
Supplemental retirement benefits                            3,344               3,322
                                                         --------            --------
Total other liabilities and deferred credits               30,189              30,643
                                                         --------            --------

STOCKHOLDERS' EQUITY:
Common stock, $.83-1/3 par value (authorized:
   75,000,000, shares; issued: 30,441,935
   shares in 1995; 30,433,407 shares in 1994)              25,368              25,361
Retained earnings                                         205,104             208,800
Net unrealized gain <loss> on marketable
   securities                                                  91                (667)
                                                         --------            --------
Total stockholders' equity                                230,563             233,494
                                                         --------            --------

TOTAL                                                    $289,650            $296,996
                                                         ========            ========

See notes to condensed consolidated financial statements (unaudited).
- --------------------------------------------------------------------------------

LANCE, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS (UNAUDITED)
FOR THE TWELVE WEEKS AND TWENTY-FOUR WEEKS ENDED June 17, 1995 AND June 11, 1994
- --------------------------------------------------------------------------------

                                              ......TWELVE WEEKS ENDED......                ....TWENTY-FOUR WEEKS ENDED.....
(In thousands, except per share data)
                                          June 17, 1995           June 11, 1994          June 17, 1995              June 11, 1994
                                          -------------           -------------          -------------              -------------
NET SALES AND OTHER OPERATING REVENUE        $114,249                $117,541               $226,965                  $225,674
                                             --------                --------               --------                  --------
COST OF SALES AND OPERATING EXPENSES:
Cost of sales                                  56,522                  55,704                111,502                   108,142
Selling and delivery expenses                  44,432                  42,858                 87,367                    84,155
General and administrative expenses             4,926                   4,457                  9,825                     9,283
Contributions to employees' profit-
   sharing retirement fund                      1,117                   1,773                  2,411                     3,055
                                             --------                --------               --------                  --------
Total                                         106,997                 104,792                211,105                   204,635
                                             --------                --------               --------                  --------

PROFIT FROM OPERATIONS                          7,252                  12,749                 15,860                    21,039

OTHER INCOME, NET                                 871                   1,035                  1,990                     2,001
                                             --------                --------               --------                  --------
INCOME BEFORE INCOME TAXES                      8,123                  13,784                 17,850                    23,040

INCOME TAXES                                    3,265                   5,338                  7,014                     8,803
                                             --------                --------               --------                  --------

NET INCOME                                      4,858                   8,446                 10,836                    14,237

RETAINED EARNINGS AT BEGINNING OF
   FISCAL PERIOD                              207,474                 219,267                208,800                   221,205
                                             --------                --------               --------                  --------
TOTAL                                         212,332                 227,713                219,636                   235,442

LESS:
CASH DIVIDENDS                                  7,304                   7,433                 14,608                    14,873
RETIREMENT OF COMMON STOCK                                              2,667                                            2,954
EXERCISE OF STOCK OPTIONS                         (76)                                           (76)                        2
                                             ---------               --------               --------                  --------
RETAINED EARNINGS AT END OF
   FISCAL PERIOD                             $205,104                $217,613               $205,104                  $217,613
                                             ========                ========               ========                  ========

PER SHARE AMOUNTS (NOTE 4):

Net income                                   $    .16                $    .27               $    .36                  $    .46
                                             ========                ========               ========                  ========

Cash dividends                               $    .24                $    .24               $    .48                  $    .48
                                             ========                ========               ========                  ========


See notes to condensed consolidated financial statements (unaudited).
- --------------------------------------------------------------------------------

LANCE, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
FOR THE TWENTY-FOUR WEEKS ENDED June 17, 1995 AND June 11, 1994
- --------------------------------------------------------------------------------

                                                                                    1995                  1994
                                                                                    ----                  ----
(In thousands)

OPERATING ACTIVITIES:
Net income                                                                        $ 10,836              $ 14,237
Adjustments to reconcile net income
 to cash provided by operating activities:
    Depreciation                                                                    11,768                11,421
    Deferred income taxes                                                           (1,409)                 (847)
    Other, net                                                                         (31)                  810
Changes in operating assets and liabilities                                          3,719                 6,841
                                                                                  --------              --------
Net cash flow from operating activities                                             24,883                32,462
                                                                                  --------              --------

INVESTING ACTIVITIES:
Purchases of property                                                               (4,885)               (7,420)
Proceeds from sale of property                                                         455                   974
Purchases of marketable securities                                                  (3,738)              (18,491)
Sales of marketable securities                                                       3,375                10,838
Maturities of marketable securities                                                  2,984                 4,310
Other, net                                                                              14                    81
                                                                                  --------              --------
Net cash used in investing activities                                               (1,795)               (9,708)
                                                                                  --------              --------

FINANCING ACTIVITIES:
Dividends paid                                                                     (14,608)              (14,873)
Sales (purchases) of Lance common stock, net                                            82                (3,093)
                                                                                  --------              --------
Net cash used in financing activities                                              (14,526)              (17,966)
                                                                                  --------              --------

INCREASE IN CASH                                                                     8,562                 4,788
CASH AT BEGINNING OF PERIOD                                                         12,964                20,328
                                                                                  --------              --------
CASH AT END OF PERIOD                                                             $ 21,526               $25,116
                                                                                  ========              ========

SUPPLEMENTAL INFORMATION:
Cash paid for income taxes                                                        $  7,557              $  3,448
                                                                                  ========              ========


See notes to condensed consolidated financial statements (unaudited).
- --------------------------------------------------------------------------------

LANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- --------------------------------------------------------------------------------

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of June 17, 1995 and December 31, 1994, the consolidated results of operations for the twelve weeks and twenty-four weeks ended June 17, 1995 and June 11, 1994, and the consolidated cash flows for the twenty-four weeks ended June 17, 1995 and June 11, 1994.

2. The consolidated results of operations for the twelve weeks and twenty-four weeks ended June 17, 1995 and June 11, 1994 are not necessarily indicative of the results to be expected for a full year.

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

      Inventories at June 17, 1995 and December 31, 1994 consisted of (in thousands):

                                                    1995            1994
                                                    ----            ----
           Finished goods                         $13,630         $16,979
           Goods in process                            56              11
           Raw materials                           16,506          19,679
           Supplies, etc.                           9,565           9,058
                                                  -------         -------
           Total inventories at FIFO cost          39,757          45,727
           Less:  Adjustment to reduce FIFO
                  cost to LIFO cost                 6,508           6,775
                                                  -------         -------
           Total inventories at LIFO cost         $33,249         $38,952
                                                  =======         =======


      Use of the dollar value LIFO method with natural business unit method of pooling makes presentation of inventory components on a LIFO basis impractical.

4. Per share amounts for the twelve weeks and twenty-four weeks ended June 17, 1995 were computed based on 30,437,375 and 30,435,391 shares of common stock outstanding, respectively. Per share amounts for the twelve weeks and twenty-four weeks ended June 11, 1994 were computed based on 30,926,627 and 30,963,494 shares of common stock outstanding, respectively. The dilutive effect of stock options is not material.

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

Marketable securities, cash and cash equivalents increased from December 31, 1994 due mainly to the decrease in inventories and the purchase of company stock during the fourth quarter of 1994. Inventories are down due to use of the large 1994 peanut inventory, reduction in finished goods inventories at the Midwest Biscuit plant and fewer goods purchased for resale for the summer.

Property, net is down due to fewer property additions and continued high depreciation expense. Deposits are down due to the delivery to the Company of machinery on order at year end.

Accounts payable are down since December 31, 1994 due to the timing of purchases. Accrued liabilities are up due to an increase in accrued insurance and accrued property taxes.

For the quarter net sales and other operating revenue were down $3.3 million compared to the second quarter of 1994 due primarily to decreased unit volume, especially at the Midwest Biscuit and Vista Bakery plants. Sales revenues continued to be affected by intense price competition in most markets. Net income was down $3.6 million ($.11 per share) due primarily to higher insurance, raw material and packaging costs and lower revenues.

For the year to date net sales and other operating revenue were up $1.3 million due primarily to increased unit volume. More favorable sales conditions, including better weather, in the first quarter of 1995 as compared to the first quarter of 1994 had a positive impact on sales. Net income was down $3.4 million ($.10 per share) due primarily to higher insurance, raw material and packaging costs.

Sales of products produced at the Midwest Biscuit and Vista Bakery plants were down; however, results of these operations remained flat as compared to 1994. Production efficiencies at these plants have improved but over capacity and high overhead continue to negatively impact operations.

For both the quarter and the year to date, cost of sales was up in dollars and as a percent of sales due to higher insurance and raw material costs, including fruit fillings, flour and peanuts and higher packaging costs, including corrugated boxes and package film.

Selling and delivery expenses were up $1.6 million for the quarter and $3.2 million year to date due to higher insurance costs, salaries and commissions. General and administrative expenses were up due to higher insurance costs. Other income was down due primarily to the loss on sale of assets. Income taxes were up due to higher effective state income tax rates.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Registrant's Annual Meeting of Stockholders held on April 21, 1995, the following matters were submitted to a vote of the stockholders of the Registrant:

         1. Election of five nominees to the Board of Directors of the Registrant for terms ending in 1998:

                                             Shares
                                             Voted               Shares
                 Nominee                     in Favor            Withheld
                 -------                     ----------          --------
                 Thomas B. Horack            25,199,534           173,393
                 Alan T. Dickson             25,198,076           174,851
                 S. Lance Van Every          25,210,253           162,674
                 Nancy Van Every McLaurin    25,218,433           154,494
                 James H. Hance, Jr.         25,205,371           167,556

         2. Election of two nominees to the Board of Directors of the Registrant for terms ending in 1997:

                                             Shares
                                             Voted               Shares
                 Nominee                     in Favor            Withheld
                 -------                     ----------          --------
                 Richard A. Zimmerman        25,252,382           120,545
                 Isaiah Tidwell              25,203,844           169,083

         3. Approval of the Lance, Inc. 1995 Nonqualified Stock Option Plan for Non-Employee Directors by a vote of 23,832,535 shares in favor and 788,472 shares against, with 801,609 shares abstaining and 518,216 shares of broker non-votes.

         4. Ratification of the selection of KPMG Peat Marwick LLP as auditors for the fiscal year ending December 30, 1995, which was approved by a vote of 25,302,613 shares in favor and 78,251 shares against, with 559,968 shares abstaining.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  3.2 Bylaws of Lance, Inc. as amended on April 21, 1995 to rewrite Article 5 thereof.

                 27. Financial Data Schedule. (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of
                          Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934).

         (b)  Reports on Form 8-K

              No Reports on Form 8-K were filed during the 12 weeks ended June 17, 1995.

Items 1 through 3 and 5 are inapplicable and have been omitted.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LANCE, INC.


                                          By   /s/ E. D. Leake
                                            -------------------------------
                                               E. D. Leake
                                               Vice President and Principal
                                               Financial Officer

Dated: July 28, 1995