Form 10-Q
period 1995-09-09
LANCE INC
filed 1995-10-23
CIK 57528

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

(Mark One)
/  X  /        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter (Twelve Weeks) Ended         September 9, 1995
                                 ----------------------------------------------

                                     OR

/     /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                   to
                               -----------------    --------------------------
Commission file number         0-398
                       -------------------------------------------------------

                                 LANCE, INC.
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           NORTH CAROLINA                                 56-0292920
------------------------------------             -----------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

8600 South Boulevard (P. O. Box 32368), Charlotte, North Carolina 28232
------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                               (704) 554-1421
------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                               Not Applicable
------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report).

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

              Common Stock, $.83-1/3 par value - 30,347,265 shares
                      outstanding as of October 16, 1995.

LANCE, INC. AND SUBSIDIARIES
----------------------------


INDEX
-----


                                                                                      Page
                                                                                      ----
PART I.  FINANCIAL INFORMATION:

Financial Statements:
  Condensed Consolidated Balance Sheets -
         September 9, 1995 (Unaudited) and December 31, 1994                           3
  Condensed Statements of Consolidated Income and
         Retained Earnings (Unaudited) - Twelve Weeks and
         Thirty-Six Weeks Ended September 9, 1995 and
         September 3, 1994                                                             4
  Condensed Statements of Consolidated Cash Flows
         (Unaudited) - Thirty-Six Weeks Ended September 9, 1995
         and September 3, 1994                                                         5
  Notes to Condensed Consolidated Financial Statements
         (Unaudited)                                                                   6
Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                                  7


PART II.  OTHER INFORMATION                                                            8


SIGNATURES                                                                             8





                               __________________

LANCE, INC. AND SUBSIDIARIES
----------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS, September 9, 1995 (UNAUDITED) AND DECEMBER 31, 1994
------------------------------------------------------------------------------------------------------------------------------------

(In thousands, except share data)

ASSETS:                                     1995        1994     LIABILITIES AND STOCKHOLDERS' EQUITY           1995       1994
------                                      ----        ----     ------------------------------------           ----       ----
CURRENT ASSETS:                                                  CURRENT LIABILITIES:
Cash and cash equivalents                 $ 22,850    $ 12,964   Accounts payable                             $  4,554   $  8,572
Marketable securities                       31,213      32,946   Accrued liabilities                            31,602     24,287
                                                                                                              --------   --------
Accounts receivable (less                                        Total current liabilities                      36,156     32,859
   allowance for doubtful accounts)         33,747      30,155                                                --------   --------
Accrued interest receivable                    394         599   OTHER LIABILITIES AND DEFERRED CREDITS:
Refundable income taxes                                  1,959   Deferred income taxes                          17,861     19,243
Inventories - Finished goods, goods                              Accrued postretirement health
   in process, materials, etc. (Note 3)     29,295      38,952     care costs                                    8,796      8,078
Deferred income tax benefit                  6,962       5,800   Supplemental retirement benefits                3,332      3,322
                                          --------    --------                                                --------   --------
Total current assets                       124,461     123,375   Total other liabilities and deferred credits   29,989     30,643
                                          --------    --------                                                --------   --------

PROPERTY, NET                              156,993     165,390   STOCKHOLDERS' EQUITY:
                                          --------    --------
                                                                 Common stock, $.83-1/3 par value (authorized:
OTHER ASSETS:                                                      75,000,000 shares; issued 30,357,265
Deposits                                     1,580         335     shares in 1995; 30,433,407 shares in 1994)   25,298     25,361
Prepayments, etc.                            9,146       7,896   Retained earnings                             200,488    208,800
                                          --------    --------
Total other assets                          10,726       8,231   Net unrealized gain (loss) on
                                          --------    --------     marketable securities                           249       (667)
                                                                                                              --------   --------
                                                                 Total stockholders' equity                    226,035    233,494
                                                                                                              --------   --------


TOTAL                                     $292,180    $296,996   TOTAL                                        $292,180   $296,996
                                          ========    ========                                                ========   ========

See notes to condensed consolidated financial statements (unaudited).
------------------------------------------------------------------------------------------------------------------------------------

LANCE, INC. AND SUBSIDIARIES
----------------------------
CONDENSED STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS (UNAUDITED)
FOR THE TWELVE WEEKS AND THIRTY-SIX WEEKS ENDED September 9, 1995 AND SEPTEMBER 3, 1994
----------------------------------------------------------------------------------------------------------------------------------
                                           ...........TWELVE WEEKS ENDED..........     ..........THIRTY-SIX WEEKS ENDED.........
(In thousands, except per share data)      September 9, 1995     SEPTEMBER 3, 1994     September 9, 1995           SEPTEMBER 3, 1994
                                           -----------------     -----------------     -----------------           -----------------
NET SALES AND OTHER OPERATING REVENUE          $107,174              $107,643             $334,139                    $333,317
                                               --------              --------             --------                    --------
COST OF SALES AND OPERATING EXPENSES:
Cost of sales                                    53,808                52,746              165,310                     160,888
Selling and delivery expenses                    42,039                40,884              129,406                     125,039
General and administrative expenses               4,619                 4,910               14,444                      14,193
Contributions to employees' profit-
   sharing retirement fund                        1,039                 1,255                3,450                       4,310
                                               --------              --------             --------                    --------
Total                                           101,505                99,795              312,610                     304,430
                                               --------              --------             --------                    --------
PROFIT FROM OPERATIONS                            5,669                 7,848               21,529                      28,887

OTHER INCOME, NET                                 1,112                 1,097                3,102                       3,098
                                               --------              --------             --------                    --------
INCOME BEFORE INCOME TAXES                        6,781                 8,945               24,631                      31,985

INCOME TAXES                                      2,648                 3,512                9,662                      12,315
                                               --------              --------             --------                    --------
NET INCOME                                        4,133                 5,433               14,969                      19,670

RETAINED EARNINGS AT BEGINNING OF
   FISCAL PERIOD                                205,104               217,613              208,800                     221,205
                                               --------              --------             --------                     -------
TOTAL                                           209,237               223,046              223,769                     240,875

LESS:
CASH DIVIDENDS                                    7,294                 7,376               21,902                      22,249
RETIREMENT OF COMMON STOCK                        1,523                 2,811                1,523                       5,765
EXERCISE OF STOCK OPTIONS                           (68)                                      (144)                          2
                                               --------              --------             --------                    --------
RETAINED EARNINGS AT END OF
   FISCAL PERIOD                               $200,488              $212,859             $200,488                    $212,859
                                               ========              ========             ========                    ========
PER SHARE AMOUNTS (NOTE 4):

Net income                                     $    .14              $    .18             $    .49                    $    .64
                                               ========              ========             ========                    ========

Cash dividends                                 $    .24              $    .24             $    .72                    $    .72
                                               ========              ========             ========                    ========


See notes to condensed consolidated financial statements (unaudited).
------------------------------------------------------------------------------------------------------------------------------------

LANCE, INC. AND SUBSIDIARIES
----------------------------

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
FOR THE THIRTY-SIX WEEKS ENDED September 9, 1995 AND SEPTEMBER 3, 1994
------------------------------------------------------------------------------------------------------------------------------------


                                                                                              1995           1994
                                                                                              ----           ----
(In thousands)


OPERATING ACTIVITIES:
Net income                                                                                  $ 14,969      $ 19,670
Adjustments to reconcile net income
 to cash provided by operating activities:
    Depreciation                                                                              17,030        16,756
    Deferred income taxes                                                                     (2,544)         (906)
    Other, net                                                                                               1,244
Changes in operating assets and liabilities                                                   11,190         7,221
                                                                                            --------      --------
Net cash flow from operating activities                                                       40,645        43,985
                                                                                            --------      --------

INVESTING ACTIVITIES:
Purchases of property                                                                        (10,484)      (10,819)
Proceeds from sale of property                                                                   678           688
Purchases of marketable securities                                                            (5,733)      (23,197)
Sales of marketable securities                                                                 4,830        13,187
Maturities of marketable securities                                                            3,274         6,540
Other, net                                                                                        20           115
                                                                                            --------      --------
Net cash used in investing activities                                                         (7,415)      (13,486)
                                                                                            --------      --------
FINANCING ACTIVITIES:
Dividends paid                                                                               (21,902)      (22,249)
Sales (purchases) of the Company's
    common stock, net                                                                         (1,442)       (6,043)
                                                                                            --------      --------
Net cash used in financing activities                                                        (23,344)      (28,292)
                                                                                            --------      --------

INCREASE (DECREASE) IN CASH                                                                    9,886         2,207
CASH AT BEGINNING OF PERIOD                                                                   12,964        20,328
                                                                                            --------      --------
CASH AT END OF PERIOD                                                                       $ 22,850      $ 22,535
                                                                                            ========      ========

SUPPLEMENTAL INFORMATION:
Cash paid for income taxes                                                                  $  7,889      $  8,452
                                                                                            ========      ========




See notes to condensed consolidated financial statements (unaudited)
------------------------------------------------------------------------------------------------------------------------------------

LANCE, INC. AND SUBSIDIARIES
----------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of September 9, 1995 and December 31, 1994, the consolidated results of operations for the twelve weeks and thirty-six weeks ended September 9, 1995 and September 3, 1994, and the consolidated cash flows for the thirty-six weeks ended September 9, 1995 and September 3, 1994.

2. The consolidated results of operations for the twelve weeks and thirty-six weeks ended September 9, 1995 and September 3, 1994 are not necessarily indicative of the results to be expected for a full year.

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

       Inventories at September 9, 1995 and December 31, 1994 consisted of (in thousands):

                                                                  1995                1994
                                                                  ----                ----
      Finished goods                                            $12,596             $16,979
      Goods in process                                               64                  11
      Raw materials                                              13,991              19,679
      Supplies, etc.                                              9,052               9,058
                                                                -------             -------
      Total inventories at FIFO cost                             35,703              45,727
      Less:  Adjustment to reduce FIFO
                  cost to LIFO cost                               6,408               6,775
                                                                -------             -------
      Total inventories at LIFO cost                            $29,295             $38,952
                                                                =======             =======


       Use of the dollar value LIFO method with natural business unit method of pooling makes presentation of inventory components on a LIFO basis impractical.

4. Per share amounts for the twelve weeks and thirty-six weeks ended September 9, 1995 are computed based on 30,403,228 and 30,424,670 shares of common stock outstanding, respectively. Per share amounts for the twelve weeks and thirty-six weeks ended September 3, 1994 were computed based on 30,725,883 and 30,884,290 shares of common stock outstanding, respectively. The dilutive effect of stock options is not material.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The Company continues to maintain the financial strength and liquidity to meet its regular operating needs, cash dividend payments, capital investment program, and stock repurchase program through cash flow from current operations and investments.

Current commitments for capital expenditures, including machinery and equipment and further renovation and expansion of facilities, total approximately $9 million.

Marketable securities, cash and cash equivalents increased from December 31, 1994 largely as a result of lower inventory balances, the purchase of Company stock during the fourth quarter of 1994 and an increase in accrued liabilities. The lower inventory balances reflect the use of the 1994 peanut inventory, decreased finished goods at the Vista Bakery plants in Iowa and South Carolina and the seasonal reduction in goods purchased for resale.

Accounts receivable are $3.6 million higher since year end due to the timing of the billing cycle.

Property, net decreased due to fewer property additions. Depreciation expense has exceeded capital spending for the year to date by approximately $6.5 million.

Deposits and prepayments related to vans, computer systems and manufacturing equipment account for the increase of approximately $2.5 million in other assets since year end 1994.

Accounts payable have decreased by approximately $4.0 million since year end 1994 reflecting the timing of purchases, especially inventory purchases. Accrued liabilities increased by approximately $7.3 million since year end 1994 due to the timing of estimated income tax payments and higher insurance and property tax reserves.

Net sales and other operating revenue decreased $469,000 in the third quarter compared with third quarter 1994 due primarily to decreased unit volume at the Vista Bakery plants. Sales revenues continue to be affected by intense price competition in most markets.

Net sales and other operating revenue increased $822,000 year to date compared with the same period of 1994 due to increased unit volume. More favorable sales conditions, including better weather, in the first quarter 1995 compared with first quarter 1994 positively impacted sales.

Sales of products produced at the Vista Bakery plants were down for the quarter and year to date; however, results of operations at Vista Bakery have improved compared to 1994. Production inefficiencies and high overhead continue to negatively impact Vista Bakery operations.

For both the third quarter and year to date, cost of sales increased in dollars and as a percentage of sales. Higher packaging costs, including corrugated boxes and packaging film; higher raw material costs, including fruit filling, peanuts and flour; lower production efficiencies and higher insurance expense adversely affected cost of sales for both periods.

Selling and delivery expenses increased $1.2 million and $4.4 million for the third quarter and year to date, respectively, compared with the same periods of 1994. The increases are primarily attributable to higher insurance expense and costs associated with stale products.

General and administrative expenses decreased $291,000 or 5.9% for the third quarter of 1995 compared with the third quarter of 1994 while expense increased $251,000 or 1.8% for the year to date. The quarterly decrease reflects lower telephone and rent expense offset by higher insurance expense.

Other income was relatively unchanged for both the quarter and the year compared with the same periods in 1994.

The higher effective income tax rate for the current year to date reflects an increase in the Company's effective state income tax rates.

Net income decreased $1.3 million and $4.7 million, respectively, for the third quarter and year to date compared with the same periods in 1994 as a result of the foregoing factors.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     27. Financial Data Schedule (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934).

(b)  Reports on Form 8-K

     No Reports on Form 8-K were filed during the 12 weeks ended
     September 9, 1995.


Items 1 through 5 are inapplicable and have been omitted.




                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                             LANCE, INC.



                             By /s/ E. D. Leake
                               -----------------------------
                                E. D. Leake
                                Vice President and Principal
                                Financial Officer




Dated:  October 23, 1995