Form 10-K
period 1995-12-30
LANCE INC
filed 1996-03-28
CIK 57528

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 30, 1995
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO _ _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of shares of the Registrant's $.83-1/3 par value Common Stock, its only outstanding class of voting stock, held by non-affiliates as of February 20, 1996 was $409,890,000.

The number of shares outstanding of the Registrant's $.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of February 20, 1996, was 30,272,265 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following annual report to security holders and proxy statement are incorporated by reference into the indicated parts of this Annual Report on Form 10-K:

            Incorporated Documents               Parts into which Incorporated
            ----------------------               -----------------------------
      Proxy Statement for Annual Meeting of          Parts I and III
      Stockholders to be held April 19, 1996

      Annual Report to Stockholders for the              Part II
      fiscal year ended December 30, 1995

                                     PART I

ITEM 1.  BUSINESS

         The Registrant manufactures and sells snack foods and bakery products directly and through its subsidiary, Vista Bakery, Inc.

         In December 1995, the Registrant began the restructuring of its operations to concentrate on its core snack food business. Under the restructuring, the Registrant's baking operations in Greenville, Texas and its entire baking facility in Columbia, South Carolina, were closed in February 1996. The facility in Greenville continues as a distribution and vending maintenance center. The Registrant's peanut buying facility in Boykins, Virginia was also closed. To focus its efforts on the sales of higher margin products, the Registrant has re-examined its product lines and has eliminated products constituting approximately 72 SKU's.

         Additional information concerning the restructuring is included in the Registrant's consolidated financial statements, the notes thereto and management's discussion and analysis of financial position and results of operations contained in the Registrant's 1995 Annual Report to Stockholders incorporated by reference in this Report.

         The Registrant manufactures, distributes and sells packaged snack and bread basket items primarily under the LANCE label. The principal snack items are cracker sandwiches, cookie sandwiches, peanuts, potato chips, corn chips, popcorn, cakes, cookies, candies, chewing gum, beef snacks and sausages. The principal new snack items introduced in 1995 include Fat Free Blueberry Bars, Fat Free Strawberry Bars, Reduced Fat CHOC-O-LUNCH and Reduced Fat VAN-O-LUNCH. The principal snack items discontinued were Vanilla Big Towns, Banana Big Towns and CHOC-O-MINT. The principal bread basket items are wafers, crackers, melba toast and bread sticks, individually packaged and sold to restaurants and similar institutions.

         The Registrant's products are sold under various trade names and registered trademarks that it owns, including TOASTCHEE, LANCHEE, RYE CHEE, CHOC-O-LUNCH, VAN-O-LUNCH, NEKOT, GOLD-N-CHEES, BIG TOWN and CAPTAIN'S WAFERS.

         The Registrant packages several of its most popular snack and bread basket items in convenience packs and distributes them to grocers, supermarkets and discount stores. In addition, the Registrant distributes large bags of potato chips and large size bags and boxes of its snack and bread basket items to grocers and supermarkets. Various items that are purchased from others and resold by the Registrant accounted for 24% of net sales and other operating revenue.

         Vista Bakery, Inc. manufactures and sells cookies and crackers, through its own sales representatives and brokers, to wholesale grocers, supermarkets and distributors throughout the United States and portions of Canada, under customer private labels and the VISTA label.

         The following table shows the approximate percentages of the Registrant's net sales and other operating revenue for 1995, 1994 and 1993 contributed by snack items and bread basket items:

                                       1995             1994             1993
                                       ----             ----             ----
     Snack items                       89%              89%              88%
     Bread basket items                 8%               8%               9%


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

         The Registrant sells most of its products through its own sales organization to convenience stores, independent and chain supermarkets, discount stores, restaurants, military commissaries and exchanges, schools, hospitals, caterers, industrial, recreational and commercial establishments, and similar customers in 36 states and the District of Columbia. Under the restructuring, the Registrant is evaluating its sales territories. As a result, certain sales territories have been eliminated or consolidated with additional eliminations and consolidations expected in 1996. In certain instances, distributors or brokers will be added to cover sales territories that are eliminated. The Registrant's distribution operations are administered through 24 sales districts which are divided into 312 sales branches, each under the direction of a branch manager. There are 2,148 sales territories, each serviced by one sales representative. In 1995, the Registrant continued the development of its distributor and broker network, principally in the Western United States.

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

         Caronuts, Inc., a subsidiary of the Registrant, owns a peanut buying facility that has been closed and its operations discontinued under the restructuring.

         All of the Registrant's products are sold in highly competitive markets in which there are many competitors. In the case of many of its products, the Registrant competes with manufacturers with greater total revenues and greater resources than the Registrant. The principal methods of competition are price, delivery, service and product quality. Generally, the Registrant believes that it is competitive in these methods as a whole. The methods of competition and the Registrant's competitive position varies according to the locality, the particular products and the policies of its competitors. Although reliable statistics are unavailable as to production and sales by others in the industry, the Registrant believes that in its areas of distribution it is one of the largest producers of peanut butter filled cracker sandwiches.

         On December 30, 1995, the Registrant and its subsidiaries had 5,578 employees. Under the restructuring, the Registrant has reduced its work force by approximately 500 employees, most of which occurred after December 30, 1995.

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

         The Registrant owns a plant located on a 105 acre tract in Greenville, Texas. The plant is an air-conditioned and sprinklered building of brick and steel containing approximately 290,000 square feet. The plant houses two oven lines and storage facilities that can handle many of the Registrant's raw materials in bulk. The Company closed its baking operations at this facility in February 1996 and its oven lines and related equipment are being offered for sale.

The facility will continue to serve as a distribution and vending maintenance center. Adjacent to the plant is a building of steel construction which contains approximately 29,000 square feet of vending repair, office and garage space.

         These facilities, unless otherwise noted, are used to produce both snack and bread basket items.

         The Registrant leases office space and most of its stockroom space in various towns and cities, mainly on month-to-month tenancies. The Registrant currently owns 189 stockroom locations with steel frame buildings, which range in size from 400 to 6,400 square feet and contain an aggregate of 997 stockroom spaces.

         Vista Bakery, Inc. owns a plant located on an 18.5 acre tract in Burlington, Iowa. The plant is of masonry and steel and contains approximately 230,000 square feet. This plant houses six oven lines and is operated on two eight-hour shifts. Adjacent to the plant is a steel storage building of approximately 10,000 square feet.

         Vista Bakery, Inc. also owns a 243,000 square foot plant on a 137 acre tract in Columbia, South Carolina. The plant is of brick and steel construction and houses three oven lines. The Company closed this facility in February 1996. The facility and its oven lines are being offered for sale.

         The Registrant believes that it has sufficient production capacity to meet foreseeable demand in 1996.

         The peanut buying facility owned by Caronuts, Inc. is located on a 20 acre tract in Boykins, Virginia. The facility consists of six peanut storage tanks and related metal buildings and sheds. This facility has been closed and it is being offered for sale.

SEPARATE ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

         Information as to executive officers of the Registrant who are directors or nominees of the Registrant is incorporated herein by reference to the section captioned Election of Directors in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 1996. Information as to each executive officer of the Registrant who is not a director or a nominee is as follows:

Name                   Age     Information About Officer
----                   ---     -------------------------
Peter M. Duggan        55      Senior Vice President of the Company since 1995,
                               Vice President 1994-1995 and a Group Vice
                               President for the Snacks and International
                               Consumer Products Division of Borden, Inc.
                               (consumer products company) 1985-1993

E. D. Leake            44      Vice President of the Company since 1995 and
                               Treasurer and Assistant Secretary 1988-1995

James W. Helms, Jr.    49      Secretary of the Company since 1988, Treasurer
                               since 1995 and Assistant Treasurer 1988-1995

G. R. Melvin           59      Vice President of the Company since 1978

R. Gerald Swain        59      Vice President of the Company since 1991,
                               Assistant Vice President 1989-1991 and
                               District Sales Manager 1969-1989

         All the Company's executive officers were appointed to their current positions at the Annual Meeting of the Board of Directors on April 21, 1995. All of the Registrant's executive officers' terms of office extend until the next Annual Meeting of the Board of Directors and until their successors shall have been duly elected and qualified.

         Items 3 and 4 are inapplicable and have been omitted.

                                    PART II

         Items 5 through 8 are incorporated herein by reference to pages 14 through 32 of the Registrant's 1995 Annual Report to Stockholders.

         Item 9 is inapplicable and has been omitted.

                                    PART III

         Items 10 through 13 are incorporated herein by reference to the sections captioned Principal Stockholders and Holdings of Management, Election of Directors, Compensation/Stock Option Committee Interlocks and Insider Participation, Director Compensation, Executive Officer Compensation and Compliance with Section 16(a) of the Securities Exchange Act of 1934 in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 1996 and to the Separate Item in Part I of this Annual Report captioned Executive Officers of the Registrant.

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

                       3.2 Bylaws of Lance, Inc., as amended through April 21, 1995, incorporated herein by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended June 17, 1995.

                       4          See 3.1 and 3.2 above.

                       10.1 Lance, Inc. 1991 Stock Option Plan incorporated herein by reference to Exhibit
                                  4.1 to the Registrant's Registration
                                  Statement on Form S-8, Registration No.
                                  33-41866.

                       10.2* The Lance, Inc. Key Executive Employee Benefit Plan incorporated herein by reference to Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1983.

                       10.3* Form of Executive Employment Agreement between Lance, Inc. and the Key Executives incorporated herein by reference to Exhibit 10(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 1992.
----------------------
* Management contract.

                       10.4 Lance, Inc. 1983 Incentive Stock Option Plan incorporated herein by reference to Exhibit
                                  10.1 to Registrant's Annual Report on Form
                                  10-K for the fiscal year ended December 26, 1987.

                       10.5* Lance, Inc. Key Executive Employee Benefit Plan Trust, dated December 3, 1993, between Lance, Inc. and First Union National Bank of North Carolina incorporated herein by reference to Exhibit 10(v) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 25, 1993.

                       10.6 Lance, Inc. 1995 Nonqualified Stock Option Plan for Non-Employee Directors incorporated herein by reference to Exhibit 10 to the Registrant's Registration Statement on Form S-8, Registration No. 33-58839.

                       10.7* Lance, Inc. Benefit Restoration Plan incorporated herein by reference to Exhibit 10(vi) to the Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended June 11, 1994.

                       13 The Registrant's 1995 Annual Report to Stockholders. This Annual Report to Stockholders is furnished for the information of the Commission only and, except for the parts thereof incorporated by reference in this Report on Form 10-K, is not to be deemed "filed" as a part of this filing. (Page ___ of the sequentially numbered pages.)

                       21         List of the Subsidiaries of the Registrant.
                                  (Page ___ of the sequentially numbered
                                  pages.)

                       23 Consent of KPMG Peat Marwick LLP. (Page ____ of the sequentially numbered pages.)

                       27 Financial Data Schedule. (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)

                (b)    Reports on Form 8-K

                       There were no reports on Form 8-K required to be filed by the Registrant during the 16 weeks ended December 30, 1995.
----------------------
* Management contract.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LANCE, INC.

Dated:  March 28, 1996
                                        By: /s/ E. D. Leake
                                            ------------------------
                                                E. D. Leake
                                                Vice President

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

Signature                                          Capacity                                   Date
---------                                          --------                                   ----
  /s/ J. W. Disher                                 Chairman of the Board                  March 28, 1996
--------------------------------------             and Director
J. W. Disher

  /s/ P. A. Stroup, III                            Chief Executive Officer,               March 28, 1996
--------------------------------------             President and Director
P. A. Stroup, III                                  (Principal Executive Officer)


  /s/ T. B. Horack                                 Executive Vice President               March 28, 1996
--------------------------------------             and Director
T. B. Horack

  /s/ R. G. Swain                                  Vice President                         March 28, 1996
--------------------------------------             and Director
R. G. Swain

  /s/ E. D. Leake                                  Vice President and                     March 28, 1996
--------------------------------------             Director (Principal
E. D. Leake                                        Financial Officer)


  /s/ James W. Helms, Jr.                          Secretary and                          March 28, 1996
--------------------------------------             Treasurer (Principal
James W. Helms, Jr.                                Accounting Officer)


  /s/ Alan T. Dickson                              Director                               March 28, 1996
--------------------------------------
Alan T. Dickson



`

  /s/ James H. Hance, Jr.                          Director                               March 28, 1996
--------------------------------------
James H. Hance, Jr.

  /s/ William R. Holland                           Director                               March 28, 1996
--------------------------------------
William R. Holland

  /s/ Scott C. Lea                                 Director                               March 28, 1996
--------------------------------------
Scott C. Lea

  /s/ Nancy Van Every McLaurin                     Director                               March 28, 1996
------------------------------
Nancy Van Every McLaurin

  /s/ Robert V. Sisk                               Director                               March 28, 1996
--------------------------------------
Robert V. Sisk

  /s/ Isaiah Tidwell                               Director                               March 28, 1996
--------------------------------------
Isaiah Tidwell

  /s/ S. Lance Van Every                           Director                               March 28, 1996
--------------------------------------
S. Lance Van Every

  /s/ Richard A. Zimmerman                         Director                               March 28, 1996
--------------------------------------
Richard A. Zimmerman


                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.





                                   FORM 10-K
                                FOR CORPORATIONS





                       ITEM 14(a) - FINANCIAL STATEMENTS

                               TABLE OF CONTENTS


                                                             Annual Report
                                                            to Stockholders
                                                                Page
                                                                ----
Data incorporated by reference from the 1995
 Annual Report to Stockholders of Lance, Inc.
 and Subsidiaries:
Independent Auditors' Report                                    14
Consolidated Balance Sheets, December 30, 1995
 and December 31, 1994                                          15
For the Fiscal Years Ended December 30, 1995,
December 31, 1994 and December 25, 1993:
   Statements of Consolidated Income and
    Retained Earnings                                           16
   Statements of Consolidated Cash Flows                        17
Notes to Consolidated Financial
 Statements                                                     18



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

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    EXHIBITS
                                 Item 14(a)(3)


                                   FORM 10-K
                                 ANNUAL REPORT


For the fiscal year ended                                Commission File Number
  December 30, 1995                                               0-398



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

 3.2 Bylaws of Lance, Inc., as amended through April 21, 1995, incorporated herein by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended June 17, 1995.

 4               See 3.1 and 3.2 above.

10.1 Lance, Inc. 1991 Stock Option Plan incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration
                 Statement on Form S-8, Registration No. 33-41866.

10.2* The Lance, Inc. Key Executive Employee Benefit Plan incorporated herein by reference to Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1983.


----------------------
* Management contract.

10.3* Form of Executive Employment Agreement between Lance, Inc. and the Key Executives incorporated herein by reference to Exhibit
                 10(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 1992.

10.4 Lance, Inc. 1983 Incentive Stock Option Plan incorporated herein by reference to Exhibit 10.1 to Registrant's Annual
                 Report on Form 10-K for the fiscal year ended December 26, 1987.

10.5*            Lance, Inc. Key Executive Employee Benefit Plan Trust, dated
                 December 3, 1993, between Lance, Inc. and First Union National
                 Bank of North Carolina incorporated herein by reference to
                 Exhibit 10(v) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 25, 1993.

10.6             Lance, Inc. 1995 Nonqualified Stock Option Plan for
                 Non-Employee Directors incorporated herein by reference to
                 Exhibit 10 to the Registrant's Registration Statement on Form
                 S-8, Registration No. 33- 58839.

10.7* Lance, Inc. Benefit Restoration Plan incorporated herein by reference to Exhibit 10(vi) to the Registrant's Quarterly
                 Report on Form 10-Q for the twelve weeks ended June 11, 1994.

13               The Registrant's 1995 Annual Report to Stockholders.  This
                 Annual Report to Stockholders is furnished for the information of the Commission only and, except for the parts thereof incorporated by reference in this Report on Form 10-K, is not to be deemed "filed" as a part of this filing. (Page ___ of the sequentially numbered pages.)

21 List of the Subsidiaries of the Registrant. (Page ___ of the sequentially numbered pages.)

23 Consent of KPMG Peat Marwick LLP. (Page ____ of the sequentially numbered pages.)

27               Financial Data Schedule.  (Filed in electronic format only.
                 Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities
                 Exchange Act of 1934.)



----------------------
* Management contract.