Form 10-Q
period 1996-03-23
LANCE INC
filed 1996-05-06
CIK 57528

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

(Mark one)

/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For Quarter (Twelve Weeks) Ended    March 23, 1996
                                 ----------------------------------------------

                                     OR

/  /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number                      0-398
                       ---------------------------------------------------------

                                LANCE,  INC.
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


         NORTH CAROLINA                                 56-0292920
- -----------------------------------         -----------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

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

                       Yes  X  .     No     .
                           ---          ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common Stock, $.83-1/3 par value - 30,172,265 shares
                      outstanding as of April 30, 1996.

LANCE, INC. AND SUBSIDIARIES


INDEX


                                                                        Page
                                                                        ----
PART I.  FINANCIAL INFORMATION:

Financial Statements:
    Condensed Consolidated Balance Sheets
        March 23, 1996 (Unaudited) and December 30, 1995 ..............  3

    Condensed Statements of Consolidated Income and
        Retained Earnings (Unaudited) - Twelve Weeks
        Ended March 23, 1996 and March 25, 1995 .......................  4

    Condensed Statements of Consolidated Cash Flows (Unaudited) -
        Twelve Weeks Ended March 23, 1996 and March 25, 1995 ..........  5

    Notes to Condensed Consolidated Financial Statements (Unaudited) ..  6

Management's Discussion and Analysis of Financial Condition and
        Results of Operations .........................................  7


PART II.  OTHER INFORMATION ...........................................  8


SIGNATURES ............................................................  8

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, MARCH 23, 1996 (UNAUDITED) AND DECEMBER 30, 1995
- ------------------------------------------------------------------------------

(In thousands, except share data)

ASSETS:                                            1996      1995
- -------                                            ----      ----
CURRENT ASSETS:
Cash and cash equivalents                      $ 15,664  $ 12,585
Marketable securities                            26,674    31,905
Accounts receivable (less
  allowance for doubtful accounts)               33,890    29,429
Accrued interest receivable                         455       493
Refundable income taxes                           2,007     4,765
Inventories - (Note 3)                           28,969    32,521
Deferred income tax benefit                      10,509    10,494
                                               --------  --------
Total current assets                            118,168   122,192
                                               --------  --------

PROPERTY, NET                                   126,343   126,656
                                               --------  --------

OTHER ASSETS:
Deposits                                          1,974     2,345
Prepayments, etc.                                 4,781     5,267
                                               --------  --------
Total other assets                                6,755     7,612
                                               --------  --------


TOTAL                                          $251,266  $256,460
                                               ========  ========



LIABILITIES AND STOCKHOLDERS' EQUITY               1996      1995
- ------------------------------------               ----      ----
CURRENT LIABILITIES:
Accounts payable                               $  5,538  $  6,202
Accrued liabilities                              24,517    25,744
                                               --------  --------
Total current liabilities                        30,055    31,946
                                               --------  --------

OTHER LIABILITIES AND DEFFERED CREDITS:
Deferred income taxes                             7,362     7,300
Accrued postretirement health care costs          9,035     8,808
Accrual for insurance claims                      7,940     7,989
Supplemental retirement benefits                  3,825     3,874
                                               --------  --------
Total other liabilities and deferred credits     28,162    27,971
                                               --------  --------

STOCKHOLDERS' EQUITY:
Common stock, $.83-1/3 par value (authorized:
  75,000,000 shares; issued 30,272,265
  shares in 1996; 30,337,265 shares in 1995)     25,227    25,281
Retained earnings                               167,787   170,964
Net unrealized gain on marketable securities         35       298
                                               --------  --------
Total stockholders' equity                      193,049   196,543
                                               --------  --------

TOTAL                                          $251,266  $256,460
                                               ========  ========




See notes to condensed consolidated financial statements (unaudited).

- --------------------------------------------------------------------------------

LANCE, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS (UNAUDITED) FOR THE TWELVE WEEKS ENDED MARCH 23, 1996 AND MARCH 25, 1995

- --------------------------------------------------------------------------------


 (In thousands, except per share data)                           1996      1995
                                                                 ----      ----
 NET SALES AND OTHER OPERATING REVENUE                       $109,959  $112,716
                                                             --------  --------
 COST OF SALES AND OPERATING EXPENSES:
 Cost of sales                                                 55,523    54,980
 Selling and delivery expenses                                 42,315    42,935
 General and administrative expenses                            4,859     4,899
 Contributions to employees' profit sharing retirement fund     1,003     1,294
                                                             --------  --------

 Total                                                        103,700   104,108
                                                             --------  --------

 PROFIT FROM OPERATIONS                                         6,259     8,608

 OTHER INCOME, NET                                              2,031     1,119
                                                             --------  --------

 INCOME BEFORE INCOME TAXES                                     8,290     9,727

 INCOME TAXES                                                   3,199     3,749
                                                             --------  --------

 NET INCOME                                                     5,091     5,978

 RETAINED EARNINGS AT BEGINNING OF FISCAL PERIOD              170,964   208,800
                                                             --------  --------

 TOTAL                                                        176,055   214,778

 LESS:
 CASH DIVIDENDS                                                 7,265     7,304
 RETIREMENT OF COMMON STOCK                                     1,003
                                                             --------  --------

 RETAINED EARNINGS AT END OF FISCAL PERIOD                   $167,787  $207,474
                                                             ========  ========

 PER SHARE AMOUNTS (NOTE 4):

 Net income                                                  $    .17  $    .20
                                                             ========  ========

 Cash dividends                                              $    .24  $    .24
                                                             ========  ========



See notes to condensed consolidated financial statements (unaudited).

- --------------------------------------------------------------------------------

LANCE, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
FOR THE TWELVE WEEKS ENDED MARCH 23, 1996 AND MARCH 25, 1995

- --------------------------------------------------------------------------------




(In thousands)                                    1996     1995
                                                  ----     ----
OPERATING ACTIVITIES:
Net Income                                    $  5,091  $ 5,978
Adjustments to reconcile net income
   to cash provided by operating activities:
      Depreciation                               5,095    5,876
      Deferred income taxes                         47     (504)
      Gain on sale of property                    (965)     (27)
      Other, net                                   542      230
Changes in operating assets and liabilities         88      681
                                              --------  -------
Net cash flow from operating activities          9,898   12,234
                                              --------  -------

INVESTING ACTIVITIES:
Purchases of property                           (4,606)  (2,785)
Proceeds from sale of property                   1,160      293
Purchases of marketable securities              (1,143)  (1,296)
Sales of marketable securities                   1,967    2,931
Maturities of marketable securities              4,108      861
Other, net                                          18        7
                                              --------  -------
Net cash provided by investing activities        1,504       11
                                              --------  -------

FINANCING ACTIVITIES:
Dividends paid                                  (7,265)  (7,304)
Purchases of the Company's common stock         (1,058)
                                              --------  -------
Net cash used in financing activities           (8,323)  (7,304)
                                              --------  -------

INCREASE IN CASH                                 3,079    4,941
CASH AT BEGINNING PERIOD                        12,585   12,964
                                              --------  -------
CASH AT END OF PERIOD                         $ 15,664  $17,905
                                              ========  =======

SUPPLEMENTAL INFORMATION:
Cash paid for income taxes                    $    113  $   151
                                              ========  =======



See notes to condensed consolidated financial statements (unaudited).

- --------------------------------------------------------------------------------

LANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- ------------------------------------------------------------------------------

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of March 23, 1996 and December 30, 1995, the consolidated results of operations for the twelve weeks ended March 23, 1996 and March 25, 1995, and the consolidated cash flows for the twelve weeks ended March 23, 1996 and March 25, 1995.

2. The consolidated results of operations for the twelve weeks ended March 23, 1996 and March 25, 1995 are not necessarily indicative of the results to be expected for a full year.

3. The Company utilizes the dollar value last-in, first-out (LIFO) method of determing the cost of substantially all of its inventories. Because inventory caluations under the LIFO method are based on annual determinations, the determination of interim LIFO valuations requires that estimates be made of year-end costs and levels of inventories. The possibility of variation between estimated year-end costs and levels of LIFO inventories and the actual year-end amounts may materially affect the results of operations as finally determined for the full year.

     Inventories at March 23, 1996 and December 30, 1995 consisted of (in thousands):


                                                  1996     1995
                                                 -------  -------
               Finished goods                    $14,990  $16,501
               Goods in process                       53       21
               Raw materials                      13,465   15,350
               Supplies, etc.                      7,089    7,128
                                                 -------  -------
               Total inventories at FIFO cost     35,597   39,000
               Less:  Adjustment to reduce FIFO
                     cost to LIFO cost             6,628    6,479
                                                 -------  -------
               Total inventories at LIFO cost    $28,969  $32,521
                                                 =======  =======


     Use of the dollar value LIFO method with natural business unit method of pooling makes presentation of inventory components on a LIFO basis impractical.

4. Per share amounts for the twelve weeks ended March 23, 1996 and March 25, 1995 are computed based on 30,276,432 and 30,433,407 shares of common
     stock outstanding, respectively.   The dilutive effect of stock options is
     not material.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company continues to maintain a strong position of liquidity and has the financial strength to meet its regular operating needs, cash dividend payments, capital investment program, and stock repurchases through cash flow from current operations and investments.

Current commitments for capital expenditures, including machinery and equipment and further renovation and expansion of facilities, total approximately $3 million.

Marketable securities, cash and cash equivalents decreased from December 30, 1995 largely as a result of dividends paid, purchases of property, the purchase of Company stock during the quarter and a decrease in accrued liabilities. The lower inventory balances reflect the use of peanut inventory, the closing of the Vista Bakery plant in Columbia, South Carolina and the Greenville, Texas production facility in February, 1996 and the seasonal reduction in goods purchased for resale.

Accounts receivable are $4.5 million higher since year end due to the timing of the billing cycle.

Depreciation expense is lower because of the closing of the Greenville, Texas production facility and the Vista Bakery plant in Columbia, South Carolina in February, 1996.

Accounts payable have decreased since year end 1995 reflecting the timing of purchases. Accrued liabilities are down due to payments in the first quarter of 1996 of a portion of the accruals associated with the closing of the Greenville, Texas production facility and the Vista Bakery plant in Columbia, South Carolina.

Net sales and other operating revenue decreased approximately $2.8 million compared with the first quarter 1995 due primarily to decreased unit volume. Severe weather, especially in January, had a major negative impact on sales. Also, the consolidation and elimination of sales territories impacted sales negatively during the quarter. Sales revenues continue to be affected by intense price competition in most markets.

Sales of products produced at the Vista Bakery plants were up for the quarter due to anticipation of the sales price increase instituted in March 1996. Results of operations at Vista Bakery were profitable for the quarter.

For the quarter, cost of sales increased in dollars and as a percentage of sales. Higher raw material costs, especially flour, and inefficiencies at the Greenville and Columbia plants adversely affected cost of sales for the quarter.

Other income was higher due to gain on sale of fixed assets.

Net income decreased $900,000 as a result of the foregoing factors.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)    Exhibits

                 27. Financial Data Schedule (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934).

          (b)    Reports on Form 8-K

                 No reports on Form 8-K were filed during the 12 weeks ended March 23, 1996.

           Items 1 through 5 are inapplicable and have been omitted.



                                   SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto dully authorized.


                                            LANCE, INC.



                                            By /s/ E. D. Leake
                                               ----------------------------
                                               E. D. Leake
                                               Vice President and Principal
                                                 Financial Officer


Dated:     May 6, 1996