Form 10-Q
period 1996-06-15
LANCE INC
filed 1996-07-30
CIK 57528

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark one)

 X
- ----


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For Quarter (Twelve Weeks) Ended       June 15, 1996
                                ------------------------------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
- ----                 THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

Commission file number                          0-398
                       --------------------------------------------------------

                                   LANCE,  INC.
  -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              NORTH CAROLINA                          56-0292920
  -----------------------------------  ----------------------------------------
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)


    8600 South Boulevard (P. O. Box 32368), Charlotte, North Carolina 28232
  -----------------------------------------------------------------------------
   (Address of principal executive offices)                         (Zip Code)


                             (704) 554-1421
  -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
  -----------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report).

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X     No
                                     ----      ----

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Common Stock, $.83-1/3 par value - 30,052,265 shares
                        outstanding as of July 24, 1996.

LANCE, INC. AND SUBSIDIARIES

INDEX


                                                                      Page
                                                                      ----
PART I.  FINANCIAL INFORMATION:

Financial Statements:


    Condensed Consolidated Balance Sheets -
        June 15, 1996 (Unaudited) and December 30, 1995 ...............  3

    Condensed Statements of Consolidated Income and
     Retained Earnings (Unaudited) - Twelve Weeks and
        Twenty-Four Weeks Ended June 15, 1996 and June 17, 1995 .......  4

    Condensed Statements of Consolidated Cash Flows (Unaudited) -
        Twenty-Four Weeks Ended June 15, 1996 and June 17, 1995 .......  5

    Notes to Condensed Consolidated Financial Statements (Unaudited) ..  6

    Management's Discussion and Analysis of Financial Condition and
        Results of Operations .........................................  7-8



PART II.  OTHER INFORMATION:


   Submission Of Matters To A Vote Of Security Holders ................  9

   Exhibits and Reports on Form 8-K ...................................  9

   SIGNATURES .........................................................  9




                              ___________________

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, JUNE 15, 1996 (UNAUDITED) AND DECEMBER 30, 1995


(In thousands, except share data)



ASSETS:                               1996         1995         LIABILITIES AND STOCKHOLDERS' EQUITY:            1996         1995
- -------                             --------     --------       -------------------------------------          --------     --------
CURRENT ASSETS:                                                 CURRENT LIABILITIES:
Cash and cash equivalents           $ 23,926     $ 12,585       Accounts payable                                $ 3,774     $  6,202
Marketable securities                 25,810       31,905       Accrued liabilities                              26,144       25,744
Accounts receivable (less                                                                                       -------     --------
  allowance for doubtful accounts)    32,859       29,429       Total current liabilities                        29,918       31,946
Accrued interest receivable              399          493                                                       -------     --------
Refundable income taxes                             4,765
Inventories - (Note 3)                23,092       32,521       OTHER LIABILITIES AND DEFFERED CREDITS:
Deferred income tax benefit            6,770        7,327       Deferred income taxes                             3,907        4,133
                                    --------     --------       Accrued postretirement health care costs          9,255        8,808
Total current assets                 112,856      119,025       Accrual for insurance claims                      8,035        7,989
                                    --------     --------       Supplemental retirement benefits                  3,783        3,874
                                                                                                               --------     --------
PROPERTY, NET                        125,205      126,656       Total other liabilities and deferred credits     24,980       24,804
                                    --------     --------                                                      --------     --------

OTHER ASSETS:                                                   STOCKHOLDERS' EQUITY:
Deposits                               1,547        2,345       Common stock, $.83-1/3 par value (authorized:
Prepayments, etc.                      4,965        5,267         75,000,000 shares; issued 30,107,265
                                    --------     --------         shares in 1996; 30,337,265 shares in 1995)     25,073       25,281
Total other assets                     6,512        7,612       Retained earnings                               164,475      170,964
                                    --------     --------       Net unrealized gain on marketable securities        127          298
                                                                                                               --------     --------
                                                                Total stockholders' equity                      189,675      196,543
                                                                                                               --------     --------
TOTAL                               $244,573     $253,293       TOTAL                                          $244,573     $253,293
                                    ========     ========                                                      ========     ========






See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS (UNAUDITED) FOR THE TWELVE AND TWENTY-FOUR WEEKS ENDED JUNE 15, 1996 AND JUNE 17, 1995





                                                                 TWELVE WEEKS ENDED               TWENTY-FOUR WEEKS ENDED
(In thousands, except per share data)                       June 15, 1996   June 17, 1995    June 15, 1996       June 17, 1995
                                                            -------------   -------------    -------------       -------------
NET SALES AND OTHER OPERATING REVENUE                          $112,258        $114,249         $222,213           $226,965
                                                               --------        --------         --------           --------
COST OF SALES AND OPERATING EXPENSES:
Cost of sales                                                    53,544          56,522          109,063            111,502
Selling and delivery expenses                                    42,471          44,432           84,786             87,367
General and administrative expenses                               5,517           4,926           10,376              9,825
Contributions to employees' profit sharing retirement fund        1,117           1,117            2,120              2,411
                                                               --------        --------         --------           --------

Total                                                           102,649         106,997          206,345            211,105
                                                               --------        --------         --------           --------

PROFIT FROM OPERATIONS                                            9,609           7,252           15,868             15,860

OTHER INCOME, NET                                                 1,302             871            3,333              1,990
                                                               --------        --------         --------           --------

INCOME BEFORE INCOME TAXES                                       10,911           8,123           19,201             17,850

INCOME TAXES                                                      4,182           3,265            7,381              7,014
                                                               --------        --------         --------           --------

NET INCOME                                                        6,729           4,858           11,820             10,836

RETAINED EARNINGS AT BEGINNING OF FISCAL PERIOD                 167,787         207,474          170,964            208,800
                                                               --------        --------         --------           --------

TOTAL                                                           174,516         212,332          182,784            219,636

LESS:
CASH DIVIDENDS                                                    7,249           7,304           14,514             14,608
RETIREMENT OF COMMON STOCK                                        2,792                            3,795
EXERCISE OF STOCK OPTIONS                                                           (76)                                (76)
                                                               --------        --------         --------           --------

RETAINED EARNINGS AT END OF FISCAL PERIOD                      $164,475        $205,104         $164,475           $205,104
                                                               ========        ========         ========           ========

PER SHARE AMOUNTS (NOTE 4):

Net income                                                     $    .22        $    .16         $    .39           $    .36
                                                               ========        ========         ========           ========

Cash dividends                                                 $    .24        $    .24         $    .48           $    .48
                                                               ========        ========         ========           ========

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
FOR THE TWENTY-FOUR WEEKS ENDED JUNE 15, 1996 AND JUNE 17, 1995







 (In thousands)                                        1996             1995
                                                     --------         --------
 OPERATING ACTIVITIES:
 Net Income                                          $ 11,820         $ 10,836
 Adjustments to reconcile net income
    to cash provided by operating activities:
       Depreciation                                    10,056           11,768
       Deferred income taxes                              332           (1,409)
       Gain on sale of property                        (1,246)             (70)
       Other, net                                         467               39
 Changes in operating assets and liabilities            9,133            3,719
                                                     --------         --------
 Net cash flow from operating activities               30,562           24,883
                                                     --------         --------

 INVESTING ACTIVITIES:
 Purchases of property                                 (8,520)          (4,885)
 Proceeds from sale of property                         1,959              455
 Purchases of marketable securities                    (4,324)          (3,738)
 Sales of marketable securities                         2,067            3,375
 Maturities of marketable securities                    8,073            2,984
 Other, net                                                40               14
                                                     --------         --------
 Net cash used in investing activities                   (705)          (1,795)
                                                     --------         --------

 FINANCING ACTIVITIES:
 Dividends paid                                       (14,514)         (14,608)

 Sales (purchases) of the Company's common stock       (4,002)              82
                                                     --------         --------
 Net cash used in financing services                  (18,516)         (14,526)
                                                     --------         --------

 INCREASE IN CASH                                      11,341            8,562
 CASH AT BEGINNING PERIOD                              12,585           12,964
                                                     --------         --------
 CASH AT END OF PERIOD                               $ 23,926         $ 21,526
                                                     ========         ========

 SUPPLEMENTAL INFORMATION:
 Cash paid for income taxes                          $  3,442         $  7,557
                                                     ========         ========


See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of June 15, 1996 and December 30, 1995, the consolidated results of operations for the twelve and twenty-four weeks ended June 15, 1996 and June 17, 1995, and the consolidated cash flows for the twenty-four weeks ended June 15, 1996 and June 17, 1995. For purposes of comparability, certain 1995 amounts shown in the accompanying condensed consolidated financial statements have been reclassified to conform with the 1996 presentation.

2. The consolidated results of operations for the twelve weeks and twenty-four weeks ended June 15, 1996 and June 17, 1995 are not necessarily indicative of the results to be expected for a full year.

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

     Inventories at June 15, 1996 and December 30, 1995 consisted of (in thousands):


                                                   1996     1995
                                                   ----     ----
               Finished goods                    $13,075  $16,501
               Goods in process                       47       21
               Raw materials                       9,824   15,350
               Supplies, etc.                      6,986    7,128
                                                 -------  -------
               Total inventories at FIFO cost     29,932   39,000
               Less:  Adjustment to reduce FIFO
                     cost to LIFO cost             6,840    6,479
                                                 -------  -------
               Total inventories at LIFO cost    $23,092  $32,521
                                                 =======  =======


     Use of the dollar value LIFO method with natural business unit method of pooling makes presentation of inventory components on a LIFO basis impractical.

4. Per share amounts for the twelve and twenty-four weeks ended June 15, 1996 are computed based on 30,171,491 and 30,223,961 shares of common stock outstanding, respectively. Per share amounts for the twelve and twenty-four weeks ended June 17, 1995 are computed based on 30,437,375 and 30,435,391 shares of common stock outstanding, respectively The dilutive effect of stock options is not material.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The Company maintains a strong position of liquidity and has sufficient financial resources to meet its ongoing operating needs, cash dividend payments, capital expenditures, and stock repurchases through cash flow generated from current operations and investments.

Marketable securities, cash and cash equivalents increased since December 30, 1995 primarily due to a reduction of inventories and utilization of income tax refunds, offset by payment of dividends, purchases of equipment, the repurchase of Company stock and a decrease in accounts payable.

Accounts receivable are $3.4 million higher since December 30, 1995 due to the timing of the billing cycle. Refundable income taxes available at December 30, 1995 were fully utilized by June 15, 1996.

The lower inventory balances reflect the use of existing peanut inventory, the closing of the Vista Bakery plant in Columbia, South Carolina and the Greenville, Texas production facility in February, 1996 and the seasonal reduction in goods purchased for resale.

Property, net has decreased primarily due to additional depreciation recorded and the sale of equipment at the Columbia and Greenville locations as part of the restructuring. The closing of Columbia and Greenville also reduced depreciation expense for the 12 weeks and 24 weeks ended June 15, 1996.

Accounts payable have decreased since December 30, 1995 reflecting the timing of purchases.

Current commitments for capital expenditures, including machinery and equipment and further renovation and expansion of facilities, total approximately $9 million.

Quarter (12 Weeks) Ended June 15, 1996 Compared to Quarter (12 Weeks) Ended June 17, 1995

Net sales and other operating revenues were $2.0 million lower due to decreased unit volume attributed to consolidation and elimination of sales territories. Sales continued to be adversely affected by intense price competition in most markets. Cost of sales improved due to efficiencies gained through the closure of production facilities in Columbia and Greenville, and the transfer of production to operations in Charlotte, North Carolina and Burlington, Iowa. The savings from these efficiencies were partially offset by increases in the costs of flour and other raw materials, and by an increase in the costs of goods purchased for resale.

Selling and delivery expenses decreased in the second quarter, primarily due to the decline in sales, offset somewhat by higher promotional costs. General and administrative expenses were higher primarily as a result of the adoption of an incentive compensation plan and additional professional fees. The increase in other income reflects gains generated from the sale of equipment at the Columbia facility.

Sales at Vista Bakery were up due to an increase in unit volume attributed to saltine products as well as improved pricing. Operations at Vista Bakery were profitable for the quarter, the result of savings from closing the Columbia plant in February 1996 and production efficiencies at the Burlington, Iowa plant. These savings were partially offset by an increase in flour and other raw materials costs.

The foregoing items contributed to a $1.9 million increase in net income.

24 Weeks Ended June 15, 1996 Compared to 24 Weeks Ended June 17, 1995

Net sales and other operating revenue decreased approximately $4.8 million due primarily to decreased unit volume attributed to the consolidation and elimination of sales territories and severe weather in the first quarter. Sales continued to be adversely affected by intense price competition in most markets. Cost of sales as a percentage of net sales and other operating revenues remained stable as the Company offset increases in the cost of flour and products purchased for resale by improving production efficiencies in the second quarter.

Selling and delivery costs declined due to lower sales volume. General and administrative expenses were higher due to the new incentive compensation plan and additional professional fees. The increase in other income was the result of gains on the sale of equipment at both the Greenville and Columbia facilities.

Sales of products produced at Vista Bakery were higher due to a first quarter price increase on certain products and higher saltine sales. Net income at Vista was higher primarily due to increased efficiencies gained through the closure of the Columbia facility and moving production to the Burlington plant.

Net income increased $1.0 million as a result of the foregoing items.

PART II.      OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

              At the Registrant's Annual Meeting of Stockholders held on
              April 19, 1996, the following matters were submitted to a vote of the stockholders of the Registrant:

              1. Election of three nominees to the Board of Directors of the Registrant for terms ending in 1999:

                                          Shares
                                         Voted in           Shares
                                           Favor           Withheld
                                        ----------        ---------
                   J.W. Disher          26,896,510        1,161,855
                   Robert V. Sisk       27,754,593          303,722
                   Gary E. Costley      27,841,727          216,938



              2. Ratification of the selection of KPMG Peat Marwick LLP as auditors for the fiscal year ending December 28, 1996, which was approved by a vote of 28,004,112 shares in favor, 144,826 shares against and 40,509 shares abstaining.

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibits
                   10.8*  1996 Lance Annual Incentive Plan adopted April 19,
              1996.

                   10.9* Chairman of the Board Compensation Letter dated
              April 19, 1996.

                   27. Financial Data Schedule (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934).

                     *     Management contract

              (b)  Reports on Form 8-K

                   No reports on Form 8-K were filed during the twelve weeks ended June 15, 1996.

              Items 1 through 3 and 5 are inapplicable and have been omitted.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto dully authorized.


                                                LANCE, INC.



                                                By:  /s/ B. Clyde Preslar
                                                   ---------------------------
                                                   B. Clyde Preslar
                                                   Vice President and Principal
                                                     Financial Officer
Dated:  July 29, 1996