Form 10-Q
period 1996-09-07
LANCE INC
filed 1996-10-21
CIK 57528

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark one)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For Quarter (Twelve Weeks) Ended               September 7, 1996
                                 -----------------------------------------------

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

                                LANCE,  INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            NORTH CAROLINA                           56-0292920
  -----------------------------------  --------------------------------------
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)


    8600 South Boulevard (P.O. Box 32368), Charlotte, North Carolina 28232
--------------------------------------------------------------------------------
  (Address of principal executive offices)                          Zip Code)


                               (704) 554-1421
--------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                               Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report).

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes     X         No
                           ---------.       ---------.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Common Stock, $.83-1/3 par value - 29,950,934 shares
                      outstanding as of October 18, 1996.

LANCE, INC. AND SUBSIDIARIES


INDEX


                                                                        Page
                                                                        ----
PART I.  FINANCIAL INFORMATION:

Financial Statements:

  Condensed Consolidated Balance Sheets
     September 7, 1996 (Unaudited) and December 30, 1995 .............  3

  Condensed Statements of Consolidated Income and
     Retained Earnings (Unaudited) - Twelve Weeks and
     Thirty-Six Weeks Ended September 7, 1996 and September 9, 1995 ..  4

  Condensed Statements of Consolidated Cash Flows (Unaudited) -
     Thirty-Six Weeks Ended September 7, 1996 and September 9, 1995 ..  5

  Notes to Condensed Consolidated Financial Statements (Unaudited)....  6

Management's Discussion and Analysis of Financial Condition and
     Results of Operations ...........................................  7


PART II.  OTHER INFORMATION


SIGNATURES ...........................................................  9






                          --------------------------

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, SEPTEMBER 7, 1996 (UNAUDITED) AND DECEMBER 30, 1995

--------------------------------------------------------------------------------
(In thousands, except share data)



ASSETS:                                      1996      1995
---------------------------------------  --------  --------
CURRENT ASSETS:
Cash and cash equivalents                $ 34,804  $ 12,585
Marketable securities                      26,548    31,905
Accounts receivable (less
  allowance for doubtful accounts)         33,914    29,429
Accrued interest receivable                   434       493
Refundable income taxes                               4,765
Inventories - Finished goods, goods
  in process, materials, etc. (Note 3)     20,650    32,521
Deferred income tax benefit                 6,742     7,327
                                         --------  --------
Total current assets                      123,092   119,025
                                         --------  --------

PROPERTY, NET                             124,984   126,656
                                         --------  --------

OTHER ASSETS:
Deposits                                    1,280     2,345
Prepayments, etc.                           2,835     5,267
                                         --------  --------
Total other assets                          4,116     7,612
                                         --------  --------



TOTAL                                    $252,192  $253,293
                                         ========  ========

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY               1996      1995
---------------------------------------------  --------  --------
CURRENT LIABILITIES:
Accounts payable                               $  9,584  $  6,202
Accrued liabilities                              32,209    25,744
                                               --------  --------
Total current liabilities                        41,793    31,946
                                               --------  --------

OTHER LIABILITIES AND DEFERRED CREDITS:
Deferred income taxes                             4,857     4,133
Accrued postretirement health care costs          9,475     8,808
Accrual for insurance claims                      6,387     7,989
Supplemental retirement benefits                  3,740     3,874
                                               --------  --------
Total other liabilities and deferred credits     24,459    24,804
                                               --------  --------

STOCKHOLDERS' EQUITY:
Common stock, $.83-1/3 par value (authorized:
  75,000,000 shares; issued 29,977,065
  shares in 1996; 30,337,265 shares in 1995)     24,981    25,281
Retained earnings                               160,768   170,964
Net unrealized gain on marketable securities        191       298
                                               --------  --------
Total stockholders' equity                      185,940   196,543
                                               --------  --------




TOTAL                                          $252,192  $253,293
                                               ========  ========


See notes to condensed consolidated financial statements (unaudited).

--------------------------------------------------------------------------------

LANCE, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS (UNAUDITED) FOR THE TWELVE WEEKS AND THIRTY-SIX WEEKS ENDED SEPTEMBER 7, 1996 AND SEPTEMBER 9, 1995

--------------------------------------------------------------------------------

                                                                                ......... TWELVE WEEKS ENDED .........
(In thousands, except per share data)                                       September 7, 1996             September 9, 1995
                                                                            -----------------             -----------------
NET SALES AND OTHER OPERATING REVENUE                                       $         107,438             $         107,174
                                                                            -----------------             -----------------
COST OF SALES AND OPERATING EXPENSES:
Cost of sales                                                                          52,823                        53,808
Selling and delivery expenses                                                          40,716                        42,039
General and administrative expenses                                                     5,523                         4,619
Contributions to employees' profit sharing retirement fund                              1,013                         1,039
                                                                            -----------------             -----------------

Total                                                                                 100,075                       101,505
                                                                            -----------------             -----------------

PROFIT FROM OPERATIONS                                                                  7,363                         5,669

OTHER INCOME, NET                                                                       1,825                         1,112
                                                                            -----------------             -----------------
INCOME BEFORE INCOME TAXES                                                              9,188                         6,781

INCOME TAXES                                                                            3,951                         2,648
                                                                            -----------------             -----------------

NET INCOME                                                                              5,237                         4,133

RETAINED EARNINGS AT BEGINNING OF FISCAL PERIOD                                       164,475                       205,104
                                                                            -----------------             -----------------

TOTAL                                                                                 169,712                       209,237

LESS:
CASH DIVIDENDS                                                                          7,201                         7,294
RETIREMENT OF COMMON STOCK                                                              1,743                         1,523
EXERCISE OF STOCK OPTIONS                                                                                               (68)
                                                                            -----------------             -----------------

RETAINED EARNINGS AT END OF FISCAL PERIOD                                   $         160,768             $         200,488
                                                                            =================             =================

PER SHARE AMOUNTS (NOTE 4):

Net income                                                                  $             .17             $             .14
                                                                            =================             =================

Cash dividends                                                              $             .24             $             .24
                                                                            =================             =================

                                                                               .........THIRTY-SIX WEEKS ENDED.........
(In thousands, except per share data)                                       September 7, 1996             September 9, 1995
                                                                            -----------------             -----------------
NET SALES AND OTHER OPERATING REVENUE                                       $         329,651             $         334,139
                                                                            -----------------             -----------------
COST OF SALES AND OPERATING EXPENSES:
Cost of sales                                                                         161,886                       165,310
Selling and delivery expenses                                                         125,502                       129,406
General and administrative expenses                                                    15,899                        14,444
Contributions to employees' profit sharing retirement fund                              3,133                         3,450
                                                                            -----------------             -----------------


Total                                                                                 306,420                       312,610
                                                                            -----------------             -----------------


PROFIT FROM OPERATIONS                                                                 23,231                        21,529

OTHER INCOME, NET                                                                       5,158                         3,102
                                                                            -----------------             -----------------


INCOME BEFORE INCOME TAXES                                                             28,389                        24,631

INCOME TAXES                                                                           11,332                         9,662
                                                                            -----------------             -----------------

NET INCOME                                                                             17,057                        14,969

RETAINED EARNINGS AT BEGINNING OF FISCAL PERIOD                                       170,964                       208,800
                                                                            -----------------             -----------------

TOTAL                                                                                 188,021                       223,769

LESS:
CASH DIVIDENDS                                                                         21,716                        21,902
RETIREMENT OF COMMON STOCK                                                              5,537                         1,523
EXERCISE OF STOCK OPTIONS                                                                                             (144)
                                                                            -----------------             ----------------

RETAINED EARNINGS AT END OF FISCAL PERIOD                                   $         160,768             $        200,488
                                                                            =================             ================

PER SHARE AMOUNTS (NOTE 4):

Net income                                                                  $             .57             $            .49
                                                                            =================             ================

Cash dividends                                                              $             .72             $            .72
                                                                            =================             ================


See notes to condensed consolidated financial statements (unaudited).

--------------------------------------------------------------------------------

LANCE, INC. AND SUBSIDIARIES


CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
FOR THE THIRTY-SIX WEEKS ENDED SEPTEMBER 7, 1996 AND SEPTEMBER 9, 1995

--------------------------------------------------------------------------------


(In thousands)                                  1996       1995
                                              --------   --------
OPERATING ACTIVITIES:
Net Income                                    $ 17,057   $ 14,969
Adjustments to reconcile net income
   to cash provided by operating activities:
      Depreciation                              14,316     17,030
      Deferred income taxes                      1,309     (2,544)
      Other, net                                (1,535)
Changes in operating assets and liabilities     23,337     11,190
                                              --------   --------
Net cash flow from operating activities         54,484     40,645
                                              --------   --------

INVESTING ACTIVITIES:
Purchases of property                          (12,929)   (10,484)
Proceeds from sale of property                   2,921        678
Purchases of marketable securities              (8,631)    (5,733)
Sales of marketable securities                   2,067      4,830
Maturities of marketable securities             11,778      3,274
Other, net                                          82         20
                                              --------   --------
Net cash used in investing activities           (4,712)    (7,415)
                                              --------   --------

FINANCING ACTIVITIES:
Dividends paid                                 (21,716)   (21,902)
Purchases of the Company's common stock         (5,837)    (1,442)
                                              --------   --------
Net cash used in financing activities          (27,553)   (23,344)
                                              --------   --------

INCREASE IN CASH                                22,219      9,886
CASH AT BEGINNING PERIOD                        12,585     12,964
                                              --------   --------
CASH AT END OF PERIOD                         $ 34,804   $ 22,850
                                              ========   ========

SUPPLEMENTAL INFORMATION:
Cash paid for income taxes                    $  3,630   $  7,889
                                              ========   ========


See notes to condensed consolidated financial statements (unaudited)

--------------------------------------------------------------------------------

LANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of September 7, 1996 and December 30, 1995, the consolidated results of operations for the twelve weeks and thirty-six weeks ended September 7, 1996 and September 9, 1995, and the consolidated cash flows for the thirty-six weeks ended September 7, 1996 and September 9, 1995. For purposes of comparability, certain 1995 amounts have been reclassified to conform with the 1996 presentation.

2. The consolidated results of operations for the twelve weeks and thirty-six weeks ended September 7, 1996 and September 9, 1995 are not necessarily indicative of the results to be expected for a full year.

3. The Company utilizes the dollar value last-in, first-out (LIFO) method of determining the cost of substantially all of its inventories. Because inventory calculations under the LIFO method are based on annual determinations, the determination of interim LIFO valuations requires that estimates be made of year-end costs and levels of inventories. The possibility of variation between estimated year-end costs and levels of LIFO inventories and the actual year-end amounts may materially affect the results of operations as finally determined for the full year.

     Inventories at September 7, 1996 and December 30, 1995 consisted of (in thousands):


                                                  1996     1995
                                                 -------  -------
               Finished goods                    $12,766  $16,501
               Goods in process                       52       21
               Raw materials                       8,091   15,350
               Supplies, etc.                      6,792    7,128
                                                 -------  -------
               Total inventories at FIFO cost     27,701   39,000
               Less: Adjustment to reduce FIFO
                     cost to LIFO cost             7,051    6,479
                                                 -------  -------
               Total inventories at LIFO cost    $20,650  $32,521
                                                 =======  =======


     Use of the dollar value LIFO method with natural business unit method of pooling makes presentation of inventory components on a LIFO basis impractical.

4. Per share amounts for the twelve weeks and thirty-six weeks ended September 7, 1996 are computed based on 30,007,822 and 30,151,915 shares of common stock outstanding, respectively. Per share amounts for the twelve weeks and thirty-six weeks ended September 9, 1995 were computed based on 30,403,228 and 30,424,670 shares of common stock outstanding, respectively. The dilutive effect of stock options is not material.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company maintains a strong position of liquidity and has sufficient financial resources to meet its ongoing operating needs, cash dividend payments, capital expenditures, and stock repurchases through cash flow generated from current operations and investments.

The combined increase in marketable securities, cash and cash equivalents since December 30, 1995 was primarily due to a reduction of inventories, realization of income tax refunds and improved management of trade payables offset by payment of dividends in excess of net income, purchases of equipment and repurchases of Company stock.

Accounts receivable increased $4.5 million to $33.9 million since December 30, 1995 due to the timing of the billing cycle. Refundable income taxes available at December 30, 1995 have been fully utilized during 1996.

The lower inventory balances reflect the use of existing peanut inventory, the closing of the Vista Bakery plant in Columbia, South Carolina and the Greenville, Texas production facility in February, 1996 and the seasonal reduction in goods purchased for resale.

Property, net has decreased primarily due to additional depreciation, the sale of certain equipment at the Columbia and Greenville locations as part of the restructuring and the write-off of certain vending assets. The closing of Columbia and Greenville also reduced depreciation expense for the 12 weeks and 36 weeks ended September 7, 1996.

Accounts payable have increased since December 30, 1995 reflecting the timing of purchases and a lengthening of the disbursements cycle. Accrued liabilities increased due to accruals for income taxes, profit sharing contributions and the incentive compensation plan.

Current commitments for capital expenditures, including machinery and equipment and further renovation and expansion of facilities, total approximately $7 million.

QUARTER (12 WEEKS) ENDED SEPTEMBER 7, 1996 COMPARED TO QUARTER (12 WEEKS) ENDED SEPTEMBER 9, 1995

Net sales and other operating revenues were $.3 million higher reflecting higher unit volume due to increased marketing and promotions. These increases were partially offset by continued intense price competition in most markets. Cost of sales as a percentage of sales declined due to efficiencies gained through the closure of production facilities in Columbia and Greenville and the transfer of production to operations in Charlotte, North Carolina and Burlington, Iowa. The savings from these efficiencies were partially offset by higher commodity costs, higher costs of goods purchased for resale and an increase in the LIFO reserve.

Selling and delivery expenses decreased during the third quarter, primarily due to lower salaries, wages and benefits resulting from the elimination of sales territories. These cost savings were offset somewhat by an increase in trade allowances and higher promotional costs. General and administrative expenses were higher primarily as a result of severance costs incurred on terminated employees, accruals for the new incentive compensation plan and increased professional fees. The increase in other income reflects gains generated from the sale of assets from the peanut buying facility closed earlier in the year, partially offset by the write-off of certain vending assets.

Sales at Vista Bakery were up due to an increase in unit volume of certain product lines as well as improved pricing. Operations at Vista Bakery were profitable for the quarter, the result of savings from closing the Columbia plant in February 1996 and improved production efficiencies at the Burlington, Iowa plant. These savings were partially offset by an increase in sugar, flour and other raw materials costs.

The foregoing items contributed to a $1.1 million increase in net income for the period.

36 WEEKS ENDED SEPTEMBER 7, 1996 COMPARED TO 36 WEEKS ENDED SEPTEMBER 9, 1995

Net sales and other operating revenue decreased approximately $4.4 million due primarily to lower unit volume attributed to the consolidation and elimination of sales territories and severe weather during the first quarter. Sales continued to be adversely affected by intense price competition in most markets. Cost of sales as a percentage of net sales and other operating revenues improved as the Company offset increases in the cost of raw materials and products purchased for resale by improving production efficiencies in the second and third quarters.

Selling and delivery costs declined due to lower personnel costs. General and administrative expenses were higher due to accruals for severance, the new incentive compensation plan and increased professional fees. The increase in other income was the result of gains on the sale of certain equipment at both the Greenville and Columbia facilities, gains from the sale of assets at the peanut buying facility, partially offset by the write-off of certain vending assets.

Sales of products produced at Vista Bakery were higher due to a first quarter price increase and increased volume. Vista's earnings increased primarily due to improved efficiencies gained through the closure of the Columbia facility and moving production to the Burlington plant, partially offset by higher raw materials costs.

Net income increased $2.0 million for the period as a result of the foregoing items.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)    Exhibits

                  27. Financial Data Schedule (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934).

          (b)     Reports on Form 8-K

                  No reports on Form 8-K were filed during the 12 weeks ended September 7, 1996.

          Items 1 through 5 are inapplicable and have been omitted.



                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto dully authorized.


                                          LANCE, INC.



                                          By /s/ B. Clyde Preslar
                                             -----------------------------
                                             B. Clyde Preslar
                                             Vice President and Principal
                                               Financial Officer


Dated:     October 21, 1996