Form 10-K
period 1996-12-28
LANCE INC
filed 1997-03-27
CIK 57528

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

For the fiscal year ended December 28, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________ to _____________

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

Securities Registered Pursuant to Section 12(g) of the Act: $.83-1/3 PAR VALUE COMMON STOCK

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X    NO
                                        -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of shares of the Registrant's $.83-1/3 par value Common Stock, its only outstanding class of voting stock, held by non-affiliates as of February 20, 1997 was $457,228,000.

The number of shares outstanding of the Registrant's $.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of February 20, 1997, was 29,874,904 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following annual report to security holders and proxy statement are incorporated by reference into the indicated parts of this Annual Report on Form 10-K:

           Incorporated Documents                Parts into which Incorporated
           ----------------------                -----------------------------

     Proxy Statement for Annual Meeting of             Parts I and III
     Stockholders to be held April 18, 1997

     Annual Report to Stockholders for the                 Part II
     fiscal year ended December 28, 1996

                                     PART I

ITEM 1.  BUSINESS

         The Registrant manufactures and sells snack foods and bakery products directly and through its subsidiary, Vista Bakery, Inc.

         In December 1995, the Registrant began the restructuring of its operations to concentrate on its core snack food business. Under the restructuring, the Registrant's facilities in Greenville, Texas and Columbia, South Carolina were closed in February 1996. The Registrant's peanut buying facility in Boykins, Virginia has been sold. To focus its efforts on the sales of higher margin products, the Registrant has re-examined its product lines and has eliminated over 100 stock keeping units and ten products. During 1996, the Registrant's distribution operations were restructured as described below. As a result of all of these restructuring efforts, the number of employees was reduced by approximately 900.

         Additional information concerning the restructuring is included in the Registrant's consolidated financial statements, the notes thereto and management's discussion and analysis of financial position and results of operations contained in the Registrant's 1996 Annual Report to Stockholders incorporated by reference in this Report.

         The Registrant manufactures, distributes and sells packaged snack and bread basket items primarily under the LANCE label. The principal snack items are cracker sandwiches, cookie sandwiches, peanuts, potato chips, corn chips, popcorn, cakes, cookies, candies, chewing gum, beef snacks and sausages. The principal new snack items introduced in 1996 include Honey Peanut Butter on CAPTAIN'S WAFERS, Cheddar Cheese on CAPTAIN'S WAFERS, Salsa and Cheese on LANCHEE and Oatmeal and Chocolate Mini Cookies. The principal snack items discontinued were Wheat Wafers, Gum Ball Pops, Nacho Mini Rounds, Reduced Fat GOLD-N-CHEES and Fat Free Fig Bar. The principal bread basket items are wafers, crackers, melba toast and bread sticks, individually packaged and sold to restaurants and similar institutions.

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

         The following table shows the approximate percentages of the Registrant's net sales and other operating revenue for 1996, 1995 and 1994 contributed by snack items and bread basket items:

                                          1996        1995       1994
                                          ----        ----       ----
                  Snack items              89%        89%        89%
                  Bread basket items        9%         8%         8%

         The principal raw materials and supplies used in the manufacture of snack foods and bakery products are flour, peanuts, peanut butter, oils and shortenings, potatoes, shelled corn and popcorn, cornmeal, pork skins, tree nuts, starch, sugar, cheese, corn syrup, cocoa, fig paste, seasonings and packaging materials. These raw materials and supplies are generally available in adequate quantities in the open market either from sources in the United States or from other countries and are generally contracted for a season in advance.

         The principal supplies of energy used in the manufacture of these products are electricity, natural and propane gas, fuel oil and diesel fuel, all of which are currently available in adequate quantities.

         The Registrant sells most of its products through its own sales organization to convenience stores, independent and chain supermarkets, discount stores, restaurants, military commissaries and exchanges, schools, hospitals, caterers, industrial, recreational and commercial establishments, and similar customers in 35 states and the District of Columbia. Under the restructuring, the Registrant reduced its sales territories in 1996. In certain instances, distributors or brokers have been added to cover sales territories that have been eliminated. The Registrant's distribution operations are administered through 22 sales districts which are divided into 271 sales branches, each under the direction of a branch manager. During 1996, two sales districts were consolidated, 14 sales branches were closed and 40 sales branches were consolidated. There are 2,016 sales territories, each serviced by one sales representative. In 1996, the Registrant continued the development of its distributor and broker network, principally in perimeter territories.

         The Registrant owns a fleet of tractors and trailers, which make weekly deliveries of its products to the sales territories. The Registrant provides sales representatives with stockroom space for their inventory requirements. The sales representatives load their own trucks from these stockrooms for delivery to their customers.

         A significant portion of the Registrant's sales is through its vending machines at approximately 60,000 locations. These vending machines are made available to the Registrant's customers on a rental, commission or sales basis. The machines are not designed or manufactured specifically for the Registrant, and their use is not limited to any particular sales area or class of customer.

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

         On December 28, 1996, the Registrant and its subsidiaries had 4,684 employees.

ITEM 2.  PROPERTIES

         The Registrant's principal plant and general offices are located in Charlotte, North Carolina on a 288 acre tract owned by the Registrant. The main facility is an air-conditioned and sprinklered plant, office building and cafeteria of brick and steel containing approximately 670,000 square feet. The manufacturing plant houses seven oven lines and is equipped with storage facilities to handle many of the Registrant's raw materials in bulk. Adjacent to the main facility is an air-conditioned and sprinklered plant of brick and steel used for the processing of potato chips, corn chips and similar products containing approximately 140,000 square feet. Both plants are being converted to a continuous three-shift basis. Also adjacent to the main facility are a 70,400 square foot precast concrete building, which houses a vending machine repair and maintenance facility, an 11,000 square foot brick and steel building, which houses vehicle maintenance operations, 40,000 square foot and 13,000 square foot metal warehouse buildings and a 5,500 square foot brick veneer office building. These facilities are used to produce both snack and bread basket items.

         The Registrant owns a plant located on a 105 acre tract in Greenville, Texas. The plant is an air-conditioned and sprinklered building of brick and steel containing approximately 290,000 square feet. The Company closed its operations at this facility in 1996 and it is being offered for sale. The Registrant has leased a building in Greenville, Texas containing approximately 6,150 square feet to serve as a distribution and vending maintenance center.

         The Registrant leases office space and most of its stockroom space in various towns and cities, mainly on month-to-month tenancies. The Registrant currently owns 190 stockroom locations with steel frame buildings, which range in size from 400 to 6,400 square feet and contain an aggregate of 998 stockroom spaces.

         Vista Bakery, Inc. owns a plant located on an 18.5 acre tract in Burlington, Iowa. The plant is of masonry and steel and contains approximately 230,000 square feet. This plant houses six oven lines and is being converted to a continuous three-shift basis. The Company intends to add one additional oven line at this facility during 1997. Adjacent to the plant is a steel storage building of approximately 10,000 square feet.

         Vista Bakery, Inc. also owns a 243,000 square foot plant on a 137 acre tract in Columbia, South Carolina. The Company closed this facility in 1996 and completed its sale in March 1997 for approximately $6.4 million.

         The Registrant believes that it has sufficient production capacity to meet foreseeable demand in 1997.

SEPARATE ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

         Information as to executive officers of the Registrant who are directors or nominees of the Registrant is incorporated herein by reference to the section captioned Election of Directors in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held April 18, 1997. Information as to each executive officer of the Registrant who is not a director or a nominee is as follows:

Name                Age   Information About Officer
----                ---   -------------------------

Peter M. Duggan     56    Senior Vice President of the Company since 1995, Vice
                          President 1994-1995 and a Group Vice President for the
                          Snacks and International Consumer Products Division of
                          Borden, Inc. (consumer products company) 1985-1993

G. R. Melvin        60    Senior Vice President of the Company since 1996 and Vice
                          President 1978 - 1996

R. Gerald Swain     60    Vice President of the Company since 1991, Assistant Vice
                          President 1989-1991 and District Sales Manager 1969-1989

E. D. Leake         45    Vice President of the Company since 1995 and Treasurer
                          and Assistant Secretary 1988-1995

B. Clyde Preslar    42    Vice President and Chief Financial Officer of the Company
                          since 1996; Director, Financial Services of Worldwide

                             Power Tools Group (a consumer products division of The
                             Black and Decker Corporation) 1993-1996 and Director,
                             Corporate Business Planning and Analysis of The Black
                             and Decker Corporation, 1991-1993.

Richard G. Tucker    42      Vice President of the Company since 1996; Plant Manager
                             (bakery division) of RJR Nabisco Holdings Corporation
                             (consumer products company) 1989-1996.

James W. Helms, Jr.  50      Secretary of the Company since 1988, Treasurer since 1995
                             and Assistant Treasurer 1988-1995

         All the Company's executive officers were appointed to their current positions at the Annual Meeting of the Board of Directors effective April 19, 1996, except Mr. Preslar was appointed on April 29, 1996 and Mr. Tucker was appointed June 28, 1996. All of the Registrant's executive officers' terms of office extend until the next Annual Meeting of the Board of Directors and until their successors shall have been duly elected and qualified.

         Items 3 and 4 are inapplicable and have been omitted.


                                     PART II

         Items 5 through 8 are incorporated herein by reference to pages 13 through 31 of the Registrant's 1996 Annual Report to Stockholders.

         Item 9 is inapplicable and has been omitted.


                                    PART III

         Items 10 through 13 are incorporated herein by reference to the sections captioned Principal Stockholders and Holdings of Management, Election of Directors, Compensation/Stock Option Committee Interlocks and Insider Participation, Director Compensation, Executive Officer Compensation and Compliance with Section 16(a) of the Securities Exchange Act of 1934 in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held April 18, 1997 and to the Separate Item in Part I of this Annual Report captioned Executive Officers of the Registrant.

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


----------
* Management contract.

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

                  10.8* 1996 Lance Annual Incentive Plan incorporated herein by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended June 15, 1996.

                  10.9* Chairman of the Board Compensation Letter dated April 19, 1996 incorporated herein by reference to Exhibit
                           10.9 to the Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended June 15, 1996.

                  10.10* Salary Continuation Agreement, dated as of April 29, 1996, between the Registrant and B. Clyde Preslar. (Page ____ of the sequentially numbered pages.)

                  10.11* Early Retirement Agreement, dated as of November 22, 1996, between the Registrant and Thomas B. Horack. (Page ___ of the sequentially numbered pages.)


----------
* Management contract.

                  13 The Registrant's 1996 Annual Report to Stockholders. This Annual Report to Stockholders is furnished for the information of the Commission only and, except for the parts thereof incorporated by reference in this Report on Form 10-K, is not to be deemed "filed" as a part of this filing. (Page ___ of the sequentially numbered pages.)

                  21 List of the Subsidiaries of the Registrant. (Page ____ of the sequentially numbered pages.)

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

                  99 Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.


----------
* Management contract.

         (b)        Reports on Form 8-K

                        There were no reports on Form 8-K required to be filed by the Registrant during the 16 weeks ended December 28, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LANCE, INC.

Dated:  March 27, 1997
                                             By:  /s/ B. Clyde Preslar
                                                  ----------------------------
                                                  B. Clyde Preslar
                                                  Vice President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Capacity                              Date
---------                       --------                              ----

  /s/ Scott C. Lea              Chairman of the Board             March 27, 1997
-----------------------------   and Director
Scott C. Lea

  /s/ P. A. Stroup, III         President, Chief Executive        March 27, 1997
-----------------------------   Officer and Director
P. A. Stroup, III               (Principal Executive Officer)


  /s/ B. Clyde Preslar          Vice President (Principal         March 27, 1997
-----------------------------   Financial Officer)
B. Clyde Preslar

  /s/ James W. Helms, Jr.       Secretary and                     March 27, 1997
-----------------------------   Treasurer (Principal
James W. Helms, Jr.             Accounting Officer)


  /s/ Alan T. Dickson           Director                          March 27, 1997
-----------------------------
Alan T. Dickson

  /s/ J. W. Disher              Director                          March 27, 1997
-----------------------------
J. W. Disher

  /s/ James H. Hance, Jr.       Director                          March 27, 1997
-----------------------------
James H. Hance, Jr.

  /s/ William R. Holland                         Director         March 27, 1997
------------------------------------
William R. Holland

  /s/ Nancy Van Every McLaurin                   Director         March 27, 1997
------------------------------------
Nancy Van Every McLaurin

  /s/ Robert V. Sisk                             Director         March 27, 1997
------------------------------------
Robert V. Sisk

  /s/ Isaiah Tidwell                             Director         March 27, 1997
------------------------------------
Isaiah Tidwell

  /s/ S. Lance Van Every                         Director         March 27, 1997
------------------------------------
S. Lance Van Every

  /s/ Richard A. Zimmerman                       Director         March 27, 1997
------------------------------------
Richard A. Zimmerman

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.






                                    FORM 10-K
                                FOR CORPORATIONS









                        ITEM 14(a) - FINANCIAL STATEMENTS

                                TABLE OF CONTENTS


                                                                Annual Report
                                                               to Stockholders
                                                                    Page

Data incorporated by reference from the 1996
  Annual Report to Stockholders of Lance, Inc.
  and Subsidiaries:

Independent Auditors' Report                                          13

Consolidated Balance Sheets, December 28,
  1996 and December 30, 1995                                          14

For the Fiscal Years Ended December 28,
  1996, December 30, 1995 and December 31, 1994:

Statements of Consolidated Income and
  Retained Earnings                                                   15

Statements of Consolidated Cash Flows                                 16

Notes to Consolidated Financial Statements                            17


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

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    EXHIBITS
                                  Item 14(a)(3)


                                    FORM 10-K
                                  ANNUAL REPORT


For the fiscal year ended                                Commission File Number
    December 28, 1996                                              0-398


                                   LANCE, INC.


                                  EXHIBIT INDEX

Exhibit
  No.             Exhibit Description

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

----------
* Management contract.

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

  10.8* 1996 Lance Annual Incentive Plan incorporated herein by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended June 15, 1996.

  10.9* Chairman of the Board Compensation Letter dated April 19, 1996 incorporated herein by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended June 15, 1996.

  10.10* Salary Continuation Agreement, dated as of April 29, 1996, between the Registrant and B. Clyde Preslar. (Page ____ of the sequentially numbered pages.)

  10.11* Early Retirement Agreement, dated as of November 22, 1996, between the Registrant and Thomas B. Horack. (Page ___ of the sequentially numbered pages.)


----------
* Management contract.

         13 The Registrant's 1996 Annual Report to Stockholders. This Annual Report to Stockholders is furnished for the information of the Commission only and, except for the parts thereof incorporated by reference in this Report on Form 10-K, is not to be deemed "filed" as a part of this filing. (Page ___ of the sequentially numbered pages.)

         21 List of the Subsidiaries of the Registrant. (Page ____ of the sequentially numbered pages.)

         23 Consent of KPMG Peat Marwick LLP. (Page ____ of the sequentially numbered pages.)

         27 Financial Data Schedule. (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)

         99 Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

----------
* Management contract.