Form 10-Q
period 1997-03-22
LANCE INC
filed 1997-05-06
CIK 57528

                                      10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter (Twelve Weeks) Ended March 22, 1997

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to _____________________

Commission file number                          0-398
                       ---------------------------------------------------------

                                  LANCE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          NORTH CAROLINA                                56-0292920
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

     8600 South Boulevard (P.O. Box 32368), Charlotte, North Carolina 28232
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  704-554-1421
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Common Stock, $.83-1/3 par value - 29,895,215 shares outstanding as of May 5, 1997

LANCE, INC. AND SUBSIDIARIES


INDEX



                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION:

Financial Statements:

   Condensed Consolidated Balance Sheets
     March 22, 1997 (Unaudited ) and December 28, 1996.....................   3

   Condensed Statements of Consolidated Income and
     Retained Earnings (Unaudited) - Twelve Weeks
     Ended March 22, 1997 and March 23, 1996...............................   4

   Condensed Statements of Consolidated Cash Flows (Unaudited)
     Twelve Weeks Ended March 22, 1997 and March 23, 1996 .................   5

   Notes to Condensed Consolidated Financial Statements (Unaudited)........   6

Management's Discussion and Analysis of Financial Condition and
   Results of Operations...................................................   7


PART II. OTHER INFORMATION.................................................   8


SIGNATURES.................................................................   8

--------------------------------------------------------------------------------
LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, MARCH 22, 1997 (UNAUDITED) AND
DECEMBER 28, 1996
--------------------------------------------------------------------------------


(In thousands, except per share data)


ASSETS:                                                  1997             1996
--------------------------------------------         --------         --------

CURRENT ASSETS:
Cash and cash equivalents                            $ 31,211         $ 32,272
Marketable securities                                  26,839           25,482
Accounts receivable (less
  allowance for doubtful accounts)                     32,055           29,542
Accrued interest receivable                               655              468
Inventories - (Note 3)                                 22,387           22,175
Deferred income tax benefit                             8,380            7,099
                                                     --------         --------
Total current assets                                  121,527          117,038
                                                     --------         --------

PROPERTY, NET                                         118,677          124,124
                                                     --------         --------

OTHER ASSETS:
Deposits                                                2,463            2,069
Prepayments, etc.                                       3,777            3,974
                                                     --------         --------
Total other assets                                      6,240            6,043
                                                     --------         --------

TOTAL                                                $246,444         $247,205
                                                     ========         ========



LIABILITIES AND STOCKHOLDERS' EQUITY                   1997             1996
--------------------------------------------         --------         --------

CURRENT LIABILITIES:
Accounts payable                                     $  8,259         $  7,050
Accrued liabilities                                    24,460           28,698
                                                     --------         --------
Total current liabilities                              32,719           35,748
                                                     --------         --------

OTHER LIABILITIES AND DEFERRED CREDITS:
Deferred income taxes                                   9,564            6,553
Accrued postretirement health care costs               10,247           10,034
Accrual for insurance claims                            6,880            6,458
Supplemental retirement benefits                        3,476            3,550
                                                     --------         --------
Total other liabilities and deferred credits           30,167           26,595
                                                     --------         --------

STOCKHOLDERS' EQUITY:
Common stock, $.83-1/3 par value (authorized:
  75,000,000 shares; issued 29,865,765
  shares in 1997; 29,888,265 shares in 1996)           24,888           24,907

Retained earnings                                     158,303          159,700
Net unrealized gain on marketable securities              367              255
                                                     --------         --------
Total stockholders' equity                            183,558          184,862
                                                     --------         --------

TOTAL                                                $246,444         $247,205
                                                     ========         ========


See notes to condensed consolidated financial statements (unaudited).

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
LANCE, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS (UNAUDITED) FOR THE TWELVE WEEKS ENDED MARCH 22, 1997 AND MARCH 23, 1996
--------------------------------------------------------------------------------


(In thousands, except per share data)

                                                                  1997          1996
                                                                --------      --------


NET SALES AND OTHER OPERATING REVENUE                           $112,093      $109,758
                                                                --------      --------
COST OF SALES AND OPERATING EXPENSES:
Cost of sales                                                     54,543        55,523
Selling and delivery expenses                                     42,619        42,114
General and administrative expenses                                4,533         4,299
Contributions to employees' profit sharing retirement fund         1,122         1,003
                                                                --------      --------

Total                                                            102,817       102,939
                                                                --------      --------

PROFIT FROM OPERATIONS                                             9,276         6,819

OTHER INCOME, NET                                                    730         1,471
                                                                --------      --------

INCOME BEFORE INCOME TAXES                                        10,006         8,290

INCOME TAXES                                                       3,858         3,199
                                                                --------      --------

NET INCOME                                                         6,148         5,091

RETAINED EARNINGS AT BEGINNING OF FISCAL PERIOD                  159,700       170,964
                                                                --------      --------

TOTAL                                                            165,848       176,055

LESS:
CASH DIVIDENDS                                                     7,170         7,265
RETIREMENT OF COMMON STOCK, NET                                      375         1,003
                                                                --------      --------

RETAINED EARNINGS AT END OF FISCAL PERIOD                       $158,303      $167,787
                                                                ========      ========

PER SHARE AMOUNTS (NOTE 4):

Net income                                                      $    .21      $    .17
                                                                ========      ========

Cash dividends                                                  $    .24      $    .24
                                                                ========      ========

See notes to condensed consolidated financial statements (unaudited).

--------------------------------------------------------------------------------

LANCE, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
FOR THE TWELVE WEEKS ENDED MARCH 22, 1997 AND MARCH 23, 1996
--------------------------------------------------------------------------------



(In thousands)                                             1997           1996
                                                         --------       --------
OPERATING ACTIVITIES:
Net Income                                               $  6,148       $  5,091
Adjustments to reconcile net income
     to cash provided by operation activities:
          Depreciation                                      4,735          5,095
          Deferred income taxes                             1,730             47
          Gain on sale of property                         (1,614)          (965)
          Other, net                                        1,409            542
Changes in operating assets and liabilities                (5,193)            88
                                                         --------       --------
Net cash flow from operating activities                     7,215          9,898
                                                         --------       --------

INVESTING ACTIVITIES:
Purchases of property                                      (5,368)        (4,606)
Proceeds from sale of property                              5,901          1,160
Purchases of marketable securities                         (5,847)        (1,143)
Sales of marketable securities                              1,566          1,967
Maturities of marketable securities                         2,924          4,108
Other, net                                                    112             18
                                                         --------       --------
Net cash (used in) provided by investing activities          (712)         1,504
                                                         --------       --------

FINANCING ACTIVITIES:
Dividends paid                                             (7,170)        (7,265)
Purchases of the Company's common stock, net                 (394)        (1,058)
                                                         --------       --------
Net cash used in financing activities                      (7,564)        (8,323)
                                                         --------       --------

(DECREASE) INCREASE IN CASH                                (1,061)         3,079
CASH AT BEGINNING OF PERIOD                                32,272         12,585
                                                         --------       --------
CASH AT END OF PERIOD                                    $ 31,211       $ 15,664
                                                         ========       ========

SUPPLEMENTAL INFORMATION:
Cash paid for income taxes                               $    360       $    113
                                                         ========       ========


See notes to consolidated financial statement (unaudited).

--------------------------------------------------------------------------------

LANCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of March 22, 1997 and December 28, 1996, the consolidated results of operations for the twelve weeks ended March 22, 1997 and March 23, 1996, and the consolidated cash flows for the twelve weeks ended March 22, 1997 and March 23, 1996. For purposes of comparability, certain 1996 amounts have been reclassified to conform with the 1997 presentation.

2. The consolidated results of operations for the twelve weeks ended March 22, 1997 and March 23, 1996 are not necessarily indicative of the results to be expected for a full year.

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


     Inventories at March 22, 1997 and December 28, 1996 consisted of (in thousands):



                                                    1997               1996
                                                  -------            -------

       Finished goods                             $14,622            $14,600
       Goods in process                                52                 52
       Raw  materials                               6,819              6,784
       Supplies, etc.                               6,868              6,926
                                                  -------            -------
       Total inventories at FIFO cost              28,358             28,362
       Less: Adjustment to reduce FIFO
                 cost to LIFO                       5,971              6,187
                                                  -------            -------
       Total inventories at LIFO cost             $22,387            $22,175
                                                  =======            =======


     Use of the dollar value LIFO method with natural business unit method of pooling makes presentation of inventory components on a LIFO basis impractical.


4. Per share amounts for the twelve weeks ended March 22, 1997 and March 23, 1996 are computed based on 29,873,057 and 30,276,432 shares of common stock outstanding, respectively. The dilutive effect of stock options is not material.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

The company maintains a strong position of liquidity and has sufficient financial resources to meet its ongoing operating needs, cash dividend payments, capital expenditures, and stock repurchases through cash flow generated from current operations and investments.

Marketable securities, cash and cash equivalents remained relatively unchanged from December 28,1996. Cash generated from operating activities and proceeds from the sale of the closed production facility in Columbia, South Carolina were offset by cash used for payment for dividends, purchases of equipment, and a reduction of accrued liabilities.

Accounts receivable increased $2.5 million to $32.1 million since December 28, 1996 due to the timing of the billing cycle.

Property has decreased primarily due to additional depreciation, the sale of the Columbia facility and additional valuation reserves taken on the Greenville, Texas production facility which was closed in February, 1996. These additional reserves were necessary based on updated estimates of realizable values for these assets.

Accounts payable increased due to the timing of expenditures. Accrued liabilities decreased from December 1996 due to payments for incentive and severance compensation and profit sharing contribution.

Deferred income taxes, net increased due to utilization of deferred tax assets arising from the sale of the Columbia property.

Current commitments for capital expenditures total approximately $21.3 million.


Quarter (12 Weeks) Ended March 22, 1997 Compared to Quarter (12 Weeks) Ended March 23, 1996

Net sales and other operating revenues were $2.3 million higher than last year reflecting improvements in sales in core markets and new distribution efforts. Sales at the Vista Bakery subsidiary increased both in volume and pricing. Cost of sales as a percentage of sales declined due to operating efficiencies and a decrease in LIFO reserves.

Selling and delivery costs increased from last year due to an increase in trade promotional allowances, advertising and other marketing support. This support included costs associated with a new media campaign. Increases in promotional selling costs were partially offset by improved efficiencies throughout the sales and vending routes. General and administrative expenses increased from last year primarily due to the addition of incentive compensation provisions.

During the quarter ended March 22, 1997, the Company sold its closed production facility in Columbia, South Carolina realizing a net pretax gain of approximately $1.4 million. Largely offsetting this gain was a provision for additional valuation reserves on the closed production facility in Greenville, Texas. During the quarter ended March 23, 1996, a pretax gain of $0.9 million was realized on the sale of equipment from the Greenville, Texas facility.

As a result of increased revenues, reduced manufacturing costs and reduced sales route costs, net income increased by $1.1 million for the quarter ended March 22,1997.

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

                           99. Cautionary Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.


                  (b)      Reports on Form 8-K

                           No reports on form 8-K were filed during the 12 weeks
                  ended March 22, 1997.

                  Items 1 through 5 are inapplicable and have been omitted.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           LANCE, INC.




                                           By  /s/ B. Clyde  Preslar
                                               -------------------------------
                                               B. Clyde Preslar
                                               Vice President and Principal
                                               Financial Officer




Dated:    May  5, 1997