Form 10-Q
period 1997-06-14
LANCE INC
filed 1997-07-28
CIK 57528

                                      10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter (Twelve Weeks) Ended                June 14, 1997
                                      ------------------------------------------

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                                ------------------------------------------------

Commission file number                            0-398
                       ---------------------------------------------------------

                                   LANCE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        NORTH CAROLINA                                  56-0292920
--------------------------------------------------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

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

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                       Common Stock, $.83-1/3 par value -
                29,898,204 shares outstanding as of July 25, 1997

LANCE, INC. AND SUBSIDIARIES


INDEX



                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION:

     Financial Statements:

        Condensed Consolidated Balance Sheets -
           June 14, 1997 (Unaudited) and December 28, 1996.................. 3

        Condensed Statements of Consolidated Income and
           Retained Earnings (Unaudited) - Twelve Weeks and
           Twenty-Four Weeks Ended June 14, 1997 and June 15, 1996.......... 4

        Condensed Statements of Consolidated Cash Flows (Unaudited)
           Twenty-Four Weeks Ended June 14, 1997 and June 15, 1996.......... 5

        Notes to Condensed Consolidated Financial Statements (Unaudited)....6-7

        Management's Discussion and Analysis of Financial Condition and
           Results of Operations ...........................................8-9


PART II. OTHER INFORMATION:

        Submission Of Matters To A Vote Of Security Holders.................10

        Exhibits and Reports on Form 8-K....................................11

     SIGNATURES.............................................................11


                                   ----------

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, JUNE 14, 1997, (UNAUDITED) AND DECEMBER 28, 1996

(In thousands, except share and per share data)



ASSETS:                                                   1997              1996
                                                       ---------          --------

CURRENT ASSETS:
Cash and cash equivalents                              $  33,395          $ 32,272
Marketable securities                                     26,433            25,482
Accounts receivable (less
   allowance for doubtful accounts)                       34,069            29,542
Accrued interest receivable                                  401               468
Inventories - (Note 3)                                    19,873            22,175
Deferred income tax benefit                                8,333             7,099
                                                       ---------          --------
Total current assets                                     122,504           117,038
                                                       ---------          --------



PROPERTY, NET                                            125,167           124,124
                                                       ---------          --------



OTHER ASSETS:
Deposits                                                   1,300             2,069
Prepayments, etc                                           4,152             3,974
                                                       ---------          --------
Total other assets                                         5,452             6,043
                                                       ---------          --------

TOTAL                                                  $ 253,123          $247,205
                                                       =========          ========



LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable                                       $   8,457          $  7,050
Accrued liabilities                                       31,167            28,698
                                                       ---------          --------
Total current liabilities                                 39,624            35,748
                                                       ---------          --------

OTHER LIABILITIES AND DEFERRED CREDITS
Deferred income taxes                                      8,885             6,553
Accrued postretirement health care costs                  10,466            10,034
Accrual for insurance claims                               6,518             6,458
Supplemental retirement benefits                           3,427             3,550
                                                       ---------          --------
Total other liabilities and deferred credits              29,296            26,595
                                                       ---------          --------

STOCKHOLDERS' EQUITY:
Common stock $.83 1/3 par value (authorized:
   75,000,000 shares; issued 29,897,015
   shares in 1997; 29,888,265 in 1996)                    24,914            24,907
Additional paid in capital                                   537              --
Unamortized portion of restricted stock awards              (522)             --
Retained earnings                                        159,074           159,700
Net unrealized gain on marketable securities                 200               255
                                                       ---------          --------
Total stockholders' equity                               184,203           184,862
                                                       ---------          --------

TOTAL                                                  $ 253,123          $247,205
                                                       =========          ========



See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS (UNAUDITED) FOR THE TWELVE AND TWENTY-FOUR WEEKS ENDED JUNE 14, 1997 AND JUNE 15, 1996

(In thousands, except share and per share data)




                                                  TWELVE WEEKS ENDED           TWENTY-FOUR WEEKS ENDED
                                             June 14, 1997   June 15, 1996  June 14, 1997  June 15, 1996
                                             -------------   -------------  -------------  -------------

NET SALES AND OTHER OPERATING REVENUE           $ 118,107       $112,639      $230,910      $223,243
                                                ---------       --------      --------      --------

COST OF SALES AND OPERATING EXPENSES:
Cost of sales                                      55,428         53,544       109,971       109,063
Selling and delivery expenses                      44,785         42,852        88,114        85,816
General and administrative expenses                 4,702          4,952         9,235         9,252
Contributions to employees' profit sharing
 retirement fund                                    1,446          1,117         2,568         2,120
                                                ---------       --------      --------      --------

Total                                             106,361        102,465       209,888       206,251
                                                ---------       --------      --------      --------

PROFIT FROM OPERATIONS                             11,746         10,174        21,022        16,992

OTHER INCOME, NET                                   1,108            737         1,838         2,209
                                                ---------       --------      --------      --------

INCOME BEFORE INCOME TAXES                         12,854         10,911        22,860        19,201

INCOME TAXES                                        4,919          4,182         8,777         7,381
                                                ---------       --------      --------      --------

NET INCOME                                          7,935          6,729        14,083        11,820

RETAINED EARNINGS AT BEGINNING OF FISCAL
    PERIOD                                        158,303        167,787       159,700       170,964
                                                ---------       --------      --------      --------

TOTAL                                             166,238        174,516       173,783       182,784

LESS:
CASH DIVIDENDS                                      7,175          7,249        14,345        14,514
RETIREMENT OF COMMON STOCK, NET                       (11)         2,792           364         3,795
                                                ---------       --------      --------      --------

RETAINED EARNINGS AT END OF FISCAL PERIOD       $ 159,074       $164,475      $159,074      $164,475
                                                =========       ========      ========      ========

PER SHARE AMOUNTS (NOTE 4)

Net income                                      $    0.27       $   0.22      $   0.47      $   0.39
                                                =========       ========      ========      ========

Cash dividends                                  $    0.24       $   0.24      $   0.48      $   0.48
                                                =========       ========      ========      ========


See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
FOR THE TWENTY-FOUR WEEKS ENDED JUNE 14, 1997 AND JUNE 15, 1996

(In thousands)

                                                             1997              1996
                                                           --------          --------

OPERATING ACTIVITIES:
Net income                                                 $ 14,083          $ 11,820
Adjustments to reconcile net income
    to cash provided by operating activities:
       Depreciation                                           9,586            10,056
       Deferred income taxes                                  1,061               332
       Gain on sale of property                              (2,004)           (1,246)
       Other, net                                             1,241               467
Changes in operating assets and liabilities                   2,089             9,133
                                                           --------          --------
Net cash flow from operating activities                      26,056            30,562
                                                           --------          --------

INVESTING ACTIVITIES:
Purchases of property                                       (15,975)           (8,520)
Proceeds from sale of property                                6,720             1,959
Purchases of marketable securities                          (10,524)           (4,324)
Sales of marketable securities                                1,721             2,067
Maturities of marketable securities                           7,665             8,073
Other, net                                                      187                40
                                                           --------          --------
Net cash used in investing activities                       (10,206)             (705)
                                                           --------          --------

FINANCING ACTIVITIES:
Dividends paid                                              (14,345)          (14,514)
Purchases of Company's stock, net                              (382)           (4,002)
                                                           --------          --------
Net cash used in financing activities                       (14,727)          (18,516)
                                                           --------          --------

INCREASE IN CASH                                              1,123            11,341
CASH AT BEGINNING OF PERIOD                                  32,272            12,585
                                                           --------          --------
CASH AT END OF PERIOD                                      $ 33,395          $ 23,926
                                                           ========          ========

SUPPLEMENTAL INFORMATION:
Cash paid for income taxes                                 $  3,915          $  3,442
                                                           ========          ========


See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of June 14, 1997 and December 28, 1996, the consolidated results of operations for the twelve weeks and twenty-four weeks ended June 14, 1997 and June 15, 1996 and the consolidated cash flows for the twenty-four weeks ended June 14, 1997 and June 15, 1996. All 1996 amounts have been reclassified to conform with the 1997 presentation.

2. The consolidated results of operations for the twelve and twenty-four weeks ended June 14, 1997 and June 15, 1996 are not necessarily indicative of the results to be expected for a full year.

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

     Inventories at June 14, 1997 and December 28, 1996 consisted of (in thousands):

                                                                1997            1996
                                                              -------         -------

        Finished goods                                        $14,535         $14,600
        Goods in process                                           51              52
        Raw  materials                                          6,424           6,784
        Supplies, etc                                           4,691           6,926
                                                              -------         -------
        Total inventories at FIFO cost                         25,701          28,362
        Less: Adjustment to reduce FIFO costs to LIFO           5,828           6,187
                                                              -------         -------
        Total inventories at LIFO cost                        $19,873         $22,175
                                                              =======         =======

4. Per share amounts for the twelve and twenty-four weeks ended June 14, 1997 are computed based on 29,886,544 and 29,879,800 shares of common stock outstanding, respectively. Per share amounts for the twelve and twenty-four weeks ended June 15, 1996 are computed based on 30,171,491 and 30,223,961 shares of common stock outstanding, respectively. The dilutive effect of stock options is not material.

LANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

5. The 1997 Incentive Equity Plan (the "Plan") was approved by stockholders of the Company on April 18, 1997. The Plan provides for the granting of stock options, with or without stock appreciation rights, the award of shares of restricted stock and other incentive awards to managerial and other key employees of the Company and its subsidiaries up to a maximum of 1,500,000 shares.

     Common Stock Options
     Options may be granted in the form of incentive stock options or non-qualified stock options. The terms and conditions of each option and of any stock appreciation right are to be determined by the Compensation/Stock Option Committee ("the Committee") of the Board of Directors at the time of grant.

     During the twelve weeks ended June 14, 1997, the Committee granted 299,400 non-qualified options at the fair market value as of the date of grant. The options vest 25% each year for four years subsequent to the date of grant.

     Restricted Stock Awards
     The Plan provides for the issuance of restricted stock on terms and conditions determined by the Committee, including applicable restrictions. Such restrictions may include the continued service of the participant for specified periods, the attainment of specified performance goals or any other conditions determined by the Committee. During the period of restriction, the participant may exercise full voting rights and receive cash dividends; however, the participant cannot sell, transfer, pledge, assign or hypothecate the restricted shares until the restrictions have been satisfied.

     During the twelve weeks ended June 14, 1997, the Committee awarded 11,700 shares of restricted stock which vest 50% after two years and the balance after four years. The fair value as of the date of award was credited to Common Stock and Additional Paid In Capital with a corresponding amount charged to Unamortized Portion of Restricted Stock Awards.

     The Committee also awarded 18,500 shares of restricted stock which vest at the end of fiscal 1999 subject to attainment of specified performance goals. In the case of this performance restricted stock, Additional Paid In Capital and Unamortized Portion of Restricted Stock Awards are adjusted based on changes in the market value of the stock and the number of shares subject to the performance restrictions.

     The Unamortized Portion of Restricted Stock Awards is charged to General and Administrative expenses over the respective vesting periods and amounted to $40,000 during the twelve weeks ended June 14, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

The company maintains a strong position of liquidity and has sufficient financial resources to meet its ongoing operating needs, cash dividend payments, capital expenditures, and stock repurchases through cash flow generated from current operations and investments.

Marketable securities, cash and cash equivalents increased $2.1 million from December 28, 1996. Net cash flow from operating activities and the proceeds from the sale of property (primarily the closed production facility in Columbia, South Carolina) were mostly offset by cash used for payment of dividends and capital expenditures.

Accounts receivable increased $4.5 million from December 28, 1996 due to the timing of the billing cycle and higher sales volume. Inventories decreased $2.3 million primarily due to lower quantities of packaging and supplies.

Property, net has increased by $1.0 million from December 28, 1996 due to purchases of $16.0 million offset by depreciation, the sale of property and additional valuation reserves taken during the Company's first quarter on the Greenville, Texas production facility which was closed in February 1996.

Accounts payable increased $1.4 million due to the timing of expenditures and increased purchases of property. Accrued liabilities increased $2.5 million from December 28, 1996 primarily due to an increase in current taxes payable.

Current commitments for capital expenditures total approximately $15.3 million.


Quarter (12 Weeks ) Ended June 14, 1997 Compared to Quarter (12 Weeks) Ended June 15, 1996

Net sales and other operating revenues were $5.5 million, or 4.9%, higher than last year. Improving sales force effectiveness and increased penetration of key distribution channels produced stronger sales for Lance branded products. Vista Bakery benefited from volume increases as well as improved pricing. Cost of sales as a percentage of sales declined due to improved efficiencies in raw material and labor utilization and lower flour costs.

Selling and delivery expenses increased $1.9 million from last year due to an increase in trade promotional allowances, advertising and other marketing support. This support included costs associated with a new media campaign. Increases in promotional selling costs were partially offset by improved efficiencies throughout the sales and vending routes. General and administrative expenses decreased $0.3 million from last

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)



year primarily due to lower professional and consulting fees. The provision for contributions to the profit sharing retirement fund increased by $0.3 million compared to last year due to the increased profitability.

Other income increased $0.3 million from last year due to higher interest income on higher balances of marketable securities, cash and cash equivalents and due to net gains on asset dispositions.

As a result of the factors discussed above, net income for the twelve weeks ended June 14, 1997 increased by $1.2 million compared to last year.





24 Weeks Ended June 14, 1997 Compared to 24 Weeks Ended June 15, 1996

Net sales and other operating revenues were $7.7 million, or 3.4%, higher than last year reflecting improvements in sales in core markets and new distribution efforts. Sales at Vista Bakery increased both in volume and pricing. Cost of sales as a percentage of sales declined due to improved efficiencies in raw material and labor utilization and lower flour costs.

Selling and delivery expenses increased $2.3 million from last year due to an increase in marketing support. The provision for contributions to the profit sharing retirement fund increased by $0.4 million compared to last year due to the increased profitability.

Other income decreased $0.4 million from last year due primarily to lower net gains on asset dispositions. During the quarter ended March 23, 1996, a pretax gain of $0.9 million was realized on the sale of equipment from the Greenville, Texas facility.

As a result of the factors discussed above, net income for the twenty-four weeks ended June 14, 1997 increased by $2.3 million compared to last year.

PART II. OTHER INFORMATION:




Item 4.   Submission of Matters to a Vote of Security Holders

          At the Registrant's Annual Meeting of Stockholders held on April 18, 1997, the following matters were submitted to a vote of the stockholders of the Registrant:

          1.   Election of nominees to the Board of Directors of the Registrant:

                                                            Shares
                                                             Voted                  Shares
                                                            In Favor               Withheld
                                                           ----------             ----------
               For term ending in 1999:
               Scott C. Lea                                26,446,700               281,794

               For terms ending in 2000:
               Paul A. Stroup, III                         26,422,282               306,212
               William R. Holland                          26,456,380               272,114
               Richard A. Zimmerman                        26,455,905               272,589
               Isaiah Tidwell                              26,455,580               272,914




          2. Approval of the Lance, Inc. 1997 Incentive Equity Plan by a vote of 22,710,533 shares in favor, 1,353,440 shares against, and 186,741 shares abstaining. There were 2,588,457 shares of broker non-votes.



          3. Ratification of the selection of KPMG Peat Marwick LLP as auditors for the fiscal year ending December 27, 1997 which was approved by a vote of 26,635,829 shares in favor, 33,628 shares against and 59,037 shares abstaining.

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

              10.1 Lance, Inc. 1995 Nonqualified Stock Option Plan for Non-Employee Directors, as amended on April 18, 1997.

              10.2 Lance, Inc. 1997 Incentive Equity Plan, incorporated herein by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8, File No. 333-25539.

              10.3 Lance, Inc. Annual Corporate Performance Incentive Plan - Officers - 1997.

              10.4   Lance, Inc. Long-Term Incentive Plan - Officers - 1997.

              27 Financial Data Schedule (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934).

              99 Cautionary Statement under Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

          (b) Reports on Form 8-K

               No reports on Form 8-K were filed during the 12 weeks ended June 14, 1997.

          Items 1 through 3 and 5 are inapplicable and have been omitted.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           LANCE, INC.

                                           By:  /s/ B. Clyde Preslar
                                                -----------------------------
                                                B. Clyde Preslar
                                                Vice President and Principal
                                                Financial Officer

Dated: July 28, 1997