Form 10-Q
period 1997-09-06
LANCE INC
filed 1997-10-17
CIK 57528

                                     10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(Mark One)

[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter (Twelve Weeks)         Ended September 6, 1997
                               ------------------------------------------

                                       OR

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                     ------------------------------------------

Commission file number                               0-398
                               ------------------------------------------------

                                   LANCE, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NORTH CAROLINA                                   56-0292920
----------------------------------        -------------------------------------
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

                                 Yes        x                 No
                                     ----------------            --------------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       Common Stock, $.83-1/3 par value -
              29,906,510 shares outstanding as of October 17, 1997

LANCE, INC. AND SUBSIDIARIES


INDEX

                                                                          Page
PART I. FINANCIAL INFORMATION:                                            ----

    Financial Statements:

       Condensed Consolidated Balance Sheets - September 6, 1997
          (Unaudited) and December 28, 1996...............................    3

       Condensed Statements of Consolidated Income and Retained
          Earnings (Unaudited) - Twelve Weeks and Thirty-Six Weeks Ended
          September 6, 1997 and September 7, 1996.........................    4

       Condensed Statements of Consolidated Cash Flows (Unaudited)
          Thirty-Six Weeks Ended September 6, 1997 and September 7, 1996..    5

       Notes to Condensed Consolidated Financial Statements (Unaudited)...  6-7

       Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................  8-9


PART II. OTHER INFORMATION:

       Exhibits and Reports on Form 8-K...................................   10

SIGNATURES................................................................   10



            --------------------------------------------------------


  LANCE, INC. AND SUBSIDIARIES

  CONDENSED CONSOLIDATED BALANCE SHEETS, SEPTEMBER 6, 1997, (UNAUDITED) AND DECEMBER 28, 1996
  ---------------------------------------------------------------------------------------------

  (In thousands, except share and per share data)

  ASSETS:                                                1997            1996
  -------                                             -----------     ------------
  CURRENT ASSETS:
  Cash and cash equivalents                              $34,262          $32,272
  Marketable securities                                   27,154           25,482
  Accounts receivable (less
     allowance for doubtful accounts)                     37,508           29,542
  Accrued interest receivable                                429              468
  Inventories (Notes 3 and 4)                             20,667           22,175
  Deferred income tax benefit                              7,419            7,099
                                                      -----------     ------------
  Total current assets                                   127,439          117,038



  PROPERTY, NET                                          127,640          124,124



  OTHER ASSETS                                             4,510            6,043


                                                      -----------     ------------

  TOTAL                                                 $259,589         $247,205
                                                      ===========     ============




  LIABILITIES AND STOCKHOLDERS' EQUITY:                    1997             1996
 -------------------------------------               ------------     ------------

  CURRENT LIABILITIES:
  Accounts payable                                        $9,390           $7,050
  Accrued liabilities                                     36,166           28,698
                                                     ------------     ------------
  Total current liabilities                               45,556           35,748
                                                     ------------     ------------

  OTHER LIABILITIES AND DEFERRED CREDITS:
  Deferred income taxes                                    9,433            6,553
  Accrued postretirement health care costs                10,678           10,034
  Accrual for insurance claims                             6,446            6,458
  Supplemental retirement benefits                         3,382            3,550
                                                     ------------     ------------
  Total other liabilities and deferred credits            29,939           26,595
                                                     ------------     ------------

  STOCKHOLDERS' EQUITY (NOTE 6):
  Common stock $.83 1/3 par value (authorized:
     75,000,000 shares; issued 29,898,610
     shares in 1997; 29,888,265 in 1996)                  24,916           24,907
  Additional paid in capital                                 599             -
  Unamortized portion of restricted stock awards            (502)            -
  Retained earnings                                      158,822          159,700
  Net unrealized gain on marketable securities               259              255
                                                     ------------     ------------
  Total stockholders' equity                             184,094          184,862
                                                     ------------     ------------

  TOTAL                                                 $259,589         $247,205
                                                     ============     ============

 See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

  CONDENSED STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS (UNAUDITED)
  FOR THE TWELVE AND THIRTY-SIX WEEKS ENDED SEPTEMBER 6, 1997 AND SEPTEMBER 7, 1996
  ----------------------------------------------------------------------------------------------------------------------------------

  (In thousands, except per share data)                  TWELVE WEEKS ENDED                            THIRTY-SIX WEEKS ENDED
                                              September 6, 1997       September 7, 1996       September 6, 1997    September 7, 1996
                                              -----------------       -----------------       -----------------    -----------------

   NET SALES AND OTHER OPERATING REVENUE          $110,341               $107,718                   $341,251               $330,961
                                              -------------         --------------             --------------         --------------

   COST OF SALES AND OPERATING EXPENSES:
   Cost of sales (Note 3)                           51,288                 52,823                    161,259                161,886
   Selling and delivery expenses                    43,112                 40,996                    131,226                126,812
   General and administrative expenses               4,366                  4,945                     13,601                 14,197
   Contributions to employees' profit sharing
    retirement fund                                  1,247                  1,013                      3,815                  3,133
                                              -------------         --------------             --------------         --------------

   Total                                           100,013                 99,777                    309,901                306,028
                                              -------------         --------------             --------------         --------------

   PROFIT FROM OPERATIONS                           10,328                  7,941                     31,350                 24,933

   OTHER INCOME, NET                                   780                  1,247                      2,620                  3,456
                                              -------------         --------------             --------------         --------------

   INCOME BEFORE INCOME TAXES                       11,108                  9,188                     33,970                 28,389

   INCOME TAXES                                      4,202                  3,951                     12,979                 11,332
                                              -------------         --------------             --------------         --------------

   NET INCOME                                        6,906                  5,237                     20,991                 17,057

   RETAINED EARNINGS AT BEGINNING OF FISCAL
       PERIOD                                      159,073                164,475                    159,700                170,964
                                              -------------         --------------             --------------         --------------

   TOTAL                                           165,979                169,712                    180,691                188,021

   LESS:
   CASH DIVIDENDS                                    7,176                  7,201                     21,521                 21,716
   (ISSUANCE) RETIREMENT OF COMMON STOCK, NET          (19)                 1,743                        348                  5,537
                                              -------------         --------------             --------------         --------------

   RETAINED EARNINGS AT END OF FISCAL PERIOD      $158,822               $160,768                   $158,822               $160,768
                                              =============         ==============             ==============         ==============

   PER SHARE AMOUNTS (NOTE 5)

   Net income                                         $.23                   $.17                       $.70                   $.57
                                              =============         ==============             ==============         ==============

   Cash dividends                                     $.24                   $.24                       $.72                   $.72
                                              =============         ==============             ==============         ==============

  See notes to condensed consolidated financial statements (unaudited)

LANCE, INC. AND SUBSIDIARIES

 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
 FOR THE THIRTY-SIX WEEKS ENDED SEPTEMBER 6, 1997 AND SEPTEMBER 7, 1996
 -----------------------------------------------------------------------------------------------------------------------------

 (In thousands)                                                                          1997                    1996
                                                                                    ---------------         ----------------

 OPERATING ACTIVITIES:
 Net income                                                                                $20,991                  $17,057
 Adjustments to reconcile net income
     to cash provided by operating activities:
        Depreciation                                                                        13,690                   14,316
        Deferred income taxes                                                                2,557                    1,309
        Other, net                                                                          (1,235)                  (1,535)
 Changes in operating assets and liabilities                                                 3,852                   23,337
                                                                                    ---------------         ----------------
 Net cash flow from operating activities                                                    39,855                   54,484
                                                                                    ---------------         ----------------

 INVESTING ACTIVITIES:
 Purchases of property                                                                     (24,606)                 (12,929)
 Proceeds from sale of property                                                             10,268                    2,921
 Purchases of marketable securities                                                        (12,753)                  (8,631)
 Sales of marketable securities                                                              2,872                    2,067
 Maturities of marketable securities                                                         8,125                   11,778
 Other, net                                                                                     84                       82
                                                                                    ---------------         ----------------
 Net cash used in investing activities                                                     (16,010)                  (4,712)
                                                                                    ---------------         ----------------

 FINANCING ACTIVITIES:
 Dividends paid                                                                            (21,521)                 (21,716)
 Purchases of Company's stock, net                                                            (334)                  (5,837)
                                                                                    ---------------         ----------------
 Net cash used in financing activities                                                     (21,855)                 (27,553)
                                                                                    ---------------         ----------------

 INCREASE IN CASH                                                                            1,990                   22,219
 CASH AT BEGINNING OF PERIOD                                                                32,272                   12,585
                                                                                    --------------          ---------------
 CASH AT END OF PERIOD                                                                     $34,262                  $34,804
                                                                                    ===============         ================

 SUPPLEMENTAL INFORMATION:
 Cash paid for income taxes                                                                 $3,955                   $3,630
                                                                                    ===============         ================

 See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of September 6, 1997 and December 28, 1996, the consolidated results of operations for the twelve weeks and thirty-six weeks ended September 6, 1997 and September 7, 1996 and the consolidated cash flows for the thirty-six weeks ended
   September 6, 1997 and September 7, 1996. All 1996 amounts have been reclassified to conform with the 1997 presentation.

2. The consolidated results of operations for the twelve and thirty-six weeks ended September 6, 1997 and September 7, 1996 are not necessarily indicative of the results to be expected for a full year.

3. The Company's primary raw materials include peanuts, peanut butter, flour and other similar grain products. The Company enters into various forward purchase agreements and derivative financial instruments to reduce the impact of volatility in raw materials ingredients prices. The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. Amounts payable or receivable under the agreements, which qualify as hedges, are recognized as deferred gains or losses and included in other assets or other liabilities. These deferred amounts are charged or credited to cost of sales as the related raw materials costs are charged to operations.

4. The Company utilizes the dollar value last-in, first-out (LIFO) method of determining the cost of substantially all of its inventories. Because inventory calculations under the LIFO method are based on annual determinations, the determination of interim LIFO valuations requires that estimates be made of year-end costs and levels of inventories. The possibility of variation between estimated year-end costs and levels of LIFO inventories and the actual year-end amounts may materially affect the results of operations as finally determined for the full year.

   Inventories at September 6, 1997 and December 28, 1996 consisted of (in thousands):

                                             1997               1996
                                          ---------          ----------
   Finished goods                          $15,391             $14,600
   Goods in process                             51                  52
   Raw materials                             6,048               6,784
   Supplies, etc.                            4,786               6,926
                                          ---------          ----------
   Total inventories at FIFO cost           26,276              28,362
   Less: Adjustment to reduce
   FIFO costs to LIFO                        5,609               6,187
                                          ---------          ----------
   Total inventories at LIFO cost          $20,667             $22,175
                                          =========          ==========

5. Per share amounts for the twelve and thirty-six weeks ended September 6, 1997 are computed based on 29,897,806 and 29,885,802 shares of common stock outstanding, respectively. Per share amounts for the twelve and thirty-six weeks ended September 7, 1996 are computed based on 30,007,822 and 30,151,915 shares of common stock outstanding, respectively. The dilutive effect of stock options is not material.

LANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

6. The 1997 Incentive Equity Plan (the "Plan") was approved by the stockholders of the Company on April 18, 1997. The Plan provides for the granting of stock options, with or without stock appreciation rights, the award of shares of restricted stock and other incentive awards to managerial and other key employees of the Company and its subsidiaries up to a maximum of 1,500,000 shares of common stock.

   Common Stock Options
   Options may be granted in the form of incentive stock options or non-qualified stock options. The terms and conditions of each option and of any stock appreciation right are to be determined by the Compensation/Stock Option Committee (the "Committee") of the Board of Directors at the time of grant.

   During the thirty-six weeks ended September 6, 1997, the Committee granted 299,400 non-qualified stock options at fair market value as of the date of grant. The options vest 25% each year for four years subsequent to the date of grant.

   Restricted Stock Awards
   The Plan provides for the issuance of restricted stock on terms and conditions determined by the Committee, including applicable restrictions. Such restrictions may include the continued service of the participant for specified periods, the attainment of specified performance goals or any other conditions determined by the Committee. During the period of restriction, the participant may exercise full voting rights and receive cash dividends. However, the participant cannot sell, transfer, pledge, assign or hypothecate the restricted shares until the restrictions have been satisfied.

   During the thirty-six weeks ended September 6, 1997, the Committee awarded 11,700 shares of restricted stock which vest 50% after two years and the balance after four years. The fair value as of the date of award was credited to Common Stock and Additional Paid In Capital with a corresponding amount charged to Unamortized Portion of Restricted Stock Awards.

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

   The Unamortized Portion of Restricted Stock Awards is charged to General and Administrative Expenses over the respective vesting periods and amounted to $123,000 during the thirty-six weeks ended September 6, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Financial Condition
The Company maintains a strong position of liquidity and has sufficient financial resources to meet its ongoing operating needs, cash dividend payments, capital expenditures, and stock repurchases through cash flow generated from current operations and investments.

Marketable securities, cash and cash equivalents increased $3.7 million from December 28, 1996. Net cash flow from operating activities and the proceeds from the sales of property (primarily closed production facilities in Columbia, South Carolina and Greenville, Texas) were mostly offset by cash used for payment of dividends and purchases of property.

Accounts receivable, net increased by $8.0 million from December 28, 1996 as a result of increased sales volume and the timing of billing cycles. Inventories decreased $1.5 million due to lower quantities of raw materials, packaging materials and supplies.

Property, net increased by $3.5 million from December 28, 1996 due to purchases of property of $24.6 million offset by depreciation and sales of property.

Other assets decreased $1.5 million due to a reduction of deposits on property purchased.

Accounts payable increased $2.3 million due to the timing of expenditures and increased purchases of property. Accrued liabilities increased $7.5 million from December 28, 1996 primarily due to an increase in current taxes payable and profit sharing contributions payable.

Deferred income taxes increased $2.8 million due to realization of tax benefits resulting from the sale of the Greenville, Texas property.

Current commitments for capital expenditures total approximately $14.1 million.

Quarter (12 Weeks) Ended September 6, 1997 Compared to Quarter (12 Weeks) Ended September 7, 1996

Net sales and other operating revenues were $2.6 million, or 2.4%, higher than last year as marketing initiatives for Lance snacks were implemented, even though private label sales were down slightly due to timing of promotional programs by major customers. Cost of sales as a percentage of sales declined due to improved efficiencies in raw material and labor utilization and lower flour costs.

Selling and delivery expenses increased $2.1 million from last year due to an increase in trade promotional allowances, advertising and other marketing support. Increases in promotional selling costs were partially offset by

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

improved efficiencies throughout the sales and delivery system. General and administrative expenses decreased $0.6 million from last year primarily due to lower professional and consulting fees. The provision for profit sharing contributions increased by $0.2 million compared to last year due to the increased profitability.

Other income decreased $0.5 million from last year due primarily to lower net gains on asset dispositions.

As a result of the factors discussed above, net income for the twelve weeks ended September 6, 1997 increased by $1.7 million compared to last year.


36 Weeks Ended September 6, 1997 Compared to 36 Weeks Ended September 7, 1996

Net sales and other operating revenues were $10.3 million, or 3.1%, higher than last year reflecting improvements in sales in core markets and new distribution efforts. Cost of sales as a percentage of sales declined due to improved efficiencies in raw material and labor utilization and lower flour costs.

Selling and delivery expenses increased $4.4 million from last year due to an increase in marketing support. General and administrative expenses decreased $0.6 million from last year primarily due to lower professional and consulting fees. The provision for profit sharing contributions increased by $0.7 million compared to last year due to the increased profitability.

Other income decreased $0.8 million from last year due primarily to lower net gains on asset dispositions.

As a result of the factors discussed above, net income for the thirty-six weeks ended September 6, 1997 increased by $3.9 million compared to last year.

PART II.                  OTHER INFORMATION

Item 6.                   Exhibits and Reports on Form 8-K

                 (a)      Exhibits

                           27 Financial Data Schedule (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of section 11 of the Securities Act of 1933 or Section 18 Securities Exchange Act of 1934) (for SEC use only).

                           99 Cautionary Statement under Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.


                 (b)      Reports on Form 8-K

                          No reports on Form 8-K were filed during the 12 weeks ended September 6, 1997.

             Items 1 through 5 are inapplicable and have been omitted.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LANCE, INC.

                                          By:     /s/ B. Clyde Preslar
                                              ---------------------------------
                                              B. Clyde Preslar
                                              Vice President and Principal
                                              Financial Officer

Dated: October 17, 1997