Form 10-K
period 1997-12-27
LANCE INC
filed 1998-03-26
CIK 57528

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 27, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of shares of the Registrant's $.83-1/3 par value Common Stock, its only outstanding class of voting stock, held by non-affiliates as of February 20, 1998 was approximately $600,100,000.

The number of shares outstanding of the Registrant's $.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of February 20, 1998, was 29,929,773 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following annual report to security holders and proxy statement are incorporated by reference into the indicated parts of this Annual Report on Form 10-K:

           Incorporated Documents                                           Parts into which Incorporated
           ----------------------                                           -----------------------------
         Proxy Statement for Annual Meeting of                                      Parts I and III
         Stockholders to be held April 17, 1998

         Annual Report to Stockholders for the                                          Part II
         fiscal year ended December 27, 1997

                                     PART I

ITEM 1.  BUSINESS

         The Registrant manufactures, markets and distributes branded and private label snack foods and bakery products.

         The Registrant manufactures, markets and distributes packaged snack and bread basket items primarily under the LANCE label. The principal snack items are filled sandwich crackers, filled sandwich cookies, peanuts, potato chips, corn chips, popcorn, cakes, cookies, candies, chewing gum and meat snacks. The principal bread basket items are wafers, crackers, melba toast and bread sticks, individually packaged for restaurants and similar institutions. Various items purchased from others and resold account for approximately 24% of net sales and other operating revenue.

         The Registrant's products are sold under various trade names and registered trademarks that it owns, including TOASTCHEE, LANCHEE, RYE CHEE, CHOC-O-LUNCH, VAN-O-LUNCH, NEKOT, GOLD-N-CHEES, BIG TOWN, CAPTAIN'S WAFERS and VISTA.

         The Registrant sells and distributes its products through convenience stores, independent and chain supermarkets, discount stores, mass merchandisers, club stores, drug stores, military and governmental establishments, schools, hospitals, other institutional food service providers, restaurants, wholesale grocers and through company-owned vending machines. The Registrant sells and distributes most of its products through its own direct-store-delivery ("DSD") organization in 32 states and the District of Columbia. In addition, sales of both branded and private label products are made throughout the United States and portions of Canada by the Registrant's sales representatives, brokers and distributors and delivered by others. Several of the most popular snack and bread basket items are packaged in multi-pack configurations or larger size bags and boxes for distribution to grocers, supermarkets and discount and club stores.

         The Registrant's DSD organization is administered through 22 sales districts that are divided into 272 sales branches, each under the direction of a branch manager. Within each branch are sales territories, each serviced by one representative. At December 27, 1997, there were 1,962 sales territories. The Registrant uses its own fleet of tractors and trailers to make weekly deliveries of its products to the sales territories. The Registrant provides its representatives with stockroom space for their inventory requirements. The representatives load their own trucks from these stockrooms for delivery to customers and to service vending machines owned by the Registrant. The Registrant owns and operates vending machines in approximately 60,000 locations. These vending machines are made available to customers primarily on a commission or rental basis. The machines are not designed or manufactured specifically for the Registrant, and their use is not limited to any particular sales area or class of customer.

         In late 1996, the Registrant completed the restructuring of its operations designed to significantly reduce costs. Throughout 1997, the Registrant focused on profitable sales growth and profit margin enhancement. This included continued reductions in stock keeping units and elimination of certain products. The principal snack items discontinued in 1997 were Wheat Wafers, Gum Ball Pops, Nacho Mini Rounds, Reduced Fat GOLD-N-CHEES and Fat Free Fig Bars. Profitable sales growth efforts also included new product introductions to complement existing product lines. The principal new snack items introduced in 1997 included Snack Mix, Crispy Marshmallow Treats, Buffalo Wings Flavored Potato Chips and Honey Mustard Flavored Potato Chips. The Registrant also introduced its Kids Pack line of filled sandwich crackers in 1997. This product offers four sandwich crackers per pack rather than the traditional six sandwich crackers to provide smaller-portion packages preferred by children.

         In 1997, there were significant increases in product promotions, including the Kids Pack introduction. The Registrant also increased its television, radio and print advertising and added sales and marketing personnel to focus on specific sales and marketing channels.

         During 1997, the Registrant continued efforts to improve efficiency of its sales and delivery processes. Within its DSD organization, five sales territories were closed and 62 sales territories were consolidated. The Registrant also continued to add distributors and brokers to cover certain markets and categories of customers. Also, the Registrant increased its capital expenditures for vending machines and added vending service personnel.

         The principal raw materials used in the manufacture of snack foods and bakery products are flour, peanuts, peanut butter, oils, shortenings, potatoes, shelled corn, popcorn, cornmeal, pork skins, tree nuts, starch, sugar, cheese, corn syrup, cocoa, fig paste and seasonings. The principal supplies used are flexible film, cartons, trays, boxes and bags. These raw materials and supplies are generally available in adequate quantities in the open market either from sources in the United States or from other countries and are generally contracted for a season in advance. The principal supplies of energy used in the manufacture of these products are electricity, natural and propane gas, fuel oil and diesel fuel, all of which are currently available in adequate quantities.

         All of the Registrant's products are sold in highly competitive markets in which there are many competitors. In the case of many of its products, the Registrant competes with manufacturers with greater total revenues and greater resources than the Registrant does. The principal methods of competition are price, delivery, service and product quality. Generally, the Registrant believes that it is competitive in these methods as a whole. The methods of competition and the Registrant's competitive position vary according to the locality, the particular products and the policies of its competitors. Although reliable statistics are unavailable as to production and sales by others in the industry, the Registrant believes that in its areas of distribution it is one of the largest producers of filled sandwich crackers.

         On December 27, 1997, the Registrant and its subsidiaries had 4,573 employees, none of whom were covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

         The Registrant's principal plant and general offices are located in Charlotte, North Carolina on a 288 acre tract owned by the Registrant. The main facility at this location is an air-conditioned and sprinklered plant, office building and cafeteria of brick and steel containing approximately 670,000 square feet. The manufacturing portion of this facility houses seven oven lines and is equipped with storage facilities to handle many of the Registrant's raw materials in bulk and is operated on a continuous three-shift basis. Adjacent to the main facility is an air-conditioned and sprinklered plant of brick and steel used for processing potato chips, corn chips and similar products containing approximately 140,000 square feet and is operated on a continuous two-shift basis. Also adjacent to the main facility are a 70,400 square foot precast concrete building, which houses a vending machine repair and maintenance facility, an 11,000 square foot brick and steel building, which houses vehicle maintenance operations, 40,000 square foot and 14,000 square foot metal warehouse buildings and a 5,500 square foot brick veneer office building. During 1998, the Registrant intends to add a 50,000 square foot metal building for finished goods storage and shipping.

         The Registrant also owns a plant located on an 18.5 acre tract in Burlington, Iowa. The plant is of masonry and steel and contains approximately 313,000 square feet. This plant houses seven oven lines and certain of which are operated on a continuous three-shift basis. One line operates on a continuous basis seven days a week. The Registrant intends to add an additional oven line to this facility during 1998. Adjacent to the plant is a steel storage building of approximately 5,800 square feet.

         The Registrant leases office space and most of its stockroom space in various towns and cities, mainly on month-to-month tenancies, and a building in Greenville, Texas containing approximately 6,150 square feet which serves as a distribution and vending maintenance center.

         During 1997, the Registrant sold plants located in Greenville, Texas and Columbia, South Carolina. These facilities were closed during 1996 as part of the restructuring of operations announced in December 1995.

         The Registrant believes that it has sufficient production capacity to meet foreseeable demand in 1998.

SEPARATE ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

         Information as to executive officers of the Registrant who are directors or nominees of the Registrant is incorporated herein by reference to the section captioned Election of Directors in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held April 17, 1998. Information as to each executive officer of the Registrant who is not a director or a nominee is as follows:

         Name                Age                      Information About Officer
         ----                ---                      -------------------------
Peter M. Duggan              57         Senior Vice President of the Company since 1995, Vice
                                        President 1994-1995 and a Group Vice President for
                                        the Snacks and International Consumer Products
                                        Division of Borden, Inc. (consumer products company)
                                        1985-1993

G. R. Melvin                 61         Senior Vice President of the Company 1996-1998
                                        (retired from the Company in January 1998) and Vice
                                        President 1978-1996

L. Rudy Gragnani             44         Vice President of the Company since 1997; Vice
                                        President of Coca-Cola Bottling Company of New York
                                        1996-1997 and Director of Information Services of
                                        Coca-Cola Bottling Co. Consolidated 1988-1996

Earl D. Leake                46         Vice President of the Company since 1995 and
                                        Treasurer and Assistant Secretary 1988-1995

B. Clyde Preslar             43         Vice President and Chief Financial Officer of the
                                        Company since 1996; Director, Financial Services of
                                        Worldwide Power Tools Group (a consumer products
                                        division of The Black and Decker Corporation)
                                        1993-1996 and Director, Corporate Business Planning
                                        and Analysis of The Black and Decker Corporation
                                        1991-1993

R. Gerald Swain              61         Vice President of the Company 1991-1998 (retired from
                                        the Company in February 1998)

Richard G. Tucker            43         Vice President of the Company since 1996; Plant
                                        Manager (bakery division) of RJR Nabisco Holdings
                                        Corporation (consumer products company) 1989-1996

Gregory M. Venner            40         Vice President of the Company since 1997; Marketing
                                        Director and Business Director, Tropicana Products
                                        (food products company) 1993-1996 and Marketing Director,
                                        Conagra Frozen Foods 1990-1993

H. Dean Fields               56         President of Vista Bakery, Inc. (subsidiary of the
                                        Company) since 1996 and Manager, Columbia, South
                                        Carolina Plant of Vista Bakery, Inc. 1993-1996

James C. Melton              38         Corporate Controller and Principal Accounting Officer
                                        since 1997; independent financial consultant 1995-1996;
                                        Corporate Controller and Assistant Treasurer, Kayser-Roth
                                        Corporation (consumer products company) 1990-1994

Robert S. Carles             57         Secretary of the Company since 1997, Assistant
                                        Secretary 1981-1997 and Corporate Attorney since 1976


         All the Company's executive officers were appointed to their current positions at the Annual Meeting of the Board of Directors effective April 18, 1997, except that Mr. Gragnani was appointed effective May 1, 1997. All of the Registrant's executive officers' terms of office extend until the next Annual Meeting of the Board of Directors and until their successors shall have been duly elected and qualified.

         Items 3 and 4 are inapplicable and have been omitted.

                                     PART II

         Items 5 through 8 are incorporated herein by reference to pages 13 through 34 of the Registrant's 1997 Annual Report to Stockholders.

         Item 9 is inapplicable and has been omitted.

                                    PART III

         Items 10 through 13 are incorporated herein by reference to the sections captioned Principal Stockholders and Holdings of Management, Election of Directors, Compensation/Stock Option Committee Interlocks and Insider Participation, Director Compensation, Executive Officer Compensation and Compliance with Section 16(a) of the Securities Exchange Act of 1934 in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held April 17, 1998 and to the Separate Item in Part I of this Annual Report captioned Executive Officers of the Registrant.

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


--------------------------
* Management contract.

                  10.5* Lance, Inc. Key Executive Employee Benefit Plan Trust, dated December 3, 1993, between Lance, Inc. and First Union National Bank of North Carolina incorporated herein by reference to Exhibit 10(v) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 25, 1993.

                  10.6 Lance, Inc. 1995 Nonqualified Stock Option Plan for Non-Employee Directors as amended on April 18, 1997 incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended June 14, 1997.

                  10.7 Lance, Inc. 1997 Incentive Equity Plan incorporated herein by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8, File No. 333-25539.

                  10.8* Lance, Inc. Benefit Restoration Plan incorporated herein by reference to Exhibit 10(vi) to the Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended June 11, 1994.

                  10.9*  Lance, Inc. Annual Corporate Performance Incentive Plan
- Officers - 1997 incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended June 14, 1997.

                  10.10* Lance, Inc. Long-Term Incentive Plan - Officers - 1997 incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended June 14, 1997.

                  10.11* Chairman of the Board Compensation Letter dated April 19, 1996 incorporated herein by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended June 15, 1996.

                  10.12* Salary Continuation Agreement dated as of April 29, 1996 between the Registrant and B. Clyde Preslar incorporated herein by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

                  10.13* Termination Agreement dated as of November 7, 1997 between the Registrant and B. Clyde Preslar terminating the Salary Continuation Agreement between the Registrant and B. Clyde Preslar dated April 29, 1996.

                  10.14* Form of Compensation and Benefits Assurance Agreement dated November __, 1997 between the Registrant and each of Paul A. Stroup, III, Earl D. Leake, Peter M. Duggan, B. Clyde Preslar, Richard G. Tucker, Gregory M. Venner and L. R. Gragnani.

                  10.15* Executive Severance Agreement dated November 7, 1997 between the Registrant and Paul A. Stroup, III.


-------------------------
* Management contract.

                  10.16* Executive Severance Agreement dated November 7, 1997 between the Registrant and Earl D. Leake.

                  10.17* Form of Executive Severance Agreement dated November __, 1997 between the Registrant and each of Peter M. Duggan, B. Clyde Preslar, Richard G. Tucker, Gregory M. Venner and L. R. Gragnani.

                  13     The Registrant's 1997 Annual Report to Stockholders.
This Annual Report to Stockholders is furnished for the information of the Commission only and, except for the parts thereof incorporated by reference in this Report on Form 10-K, is not to be deemed "filed" as a part of this filing.

                  21     List of the Subsidiaries of the Registrant.

                  23     Consent of KPMG Peat Marwick LLP.

                  27.1 Financial Data Schedule. (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)

                  27.2 Restated Financial Data Schedule for the twelve weeks ended March 22, 1997. (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)

                  27.3 Restated Financial Data Schedule for the twelve weeks ended June 14, 1997. (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)

                  99     Cautionary Statement under the Safe Harbor
Provisions of the Private Securities Litigation Reform Act of 1995.

         (b)      Reports on Form 8-K

                         There were no reports on Form 8-K required to be filed
by the Registrant during the 16 weeks ended December 27, 1997.



-------------------------
* Management contract.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LANCE, INC.

Dated:  March 25, 1998                      By:  /s/ B. Clyde Preslar
                                                 -------------------------------
                                                 B. Clyde Preslar
                                                 Vice President

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


Signature                                            Capacity                                     Date
---------                                            --------                                     ----
  /s/ Scott C. Lea                                   Chairman of the Board                    March 25, 1998
----------------------------------------             and Director
Scott C. Lea

  /s/ P. A. Stroup, III                              President, Chief Executive               March 25, 1998
----------------------------------------             Officer and Director
P. A. Stroup, III                                    (Principal Executive Officer)


  /s/ B. Clyde Preslar                               Vice President (Principal                March 25, 1998
----------------------------------------             Financial Officer)
B. Clyde Preslar

  /s/ James C. Melton                                Controller (Principal                    March 25, 1998
----------------------------------------             Accounting Officer)
James C. Melton

  /s/ Alan T. Dickson                                Director                                 March 25, 1998
----------------------------------------
Alan T. Dickson

  /s/ J. W. Disher                                   Director                                 March 25, 1998
----------------------------------------
J. W. Disher

  /s/ James H. Hance, Jr.                            Director                                 March 25, 1998
----------------------------------------
James H. Hance, Jr.

                                                     Director                                 March __, 1998
----------------------------------------
William R. Holland

  /s/ Weldon H. Johnson                              Director                                 March 25, 1998
----------------------------------------
Weldon Johnson

                                                     Director                                 March __, 1998
----------------------------------------
Nancy Van Every McLaurin

  /s/ Robert V. Sisk                                 Director                                 March 25, 1998
----------------------------------------
Robert V. Sisk

  /s/ Isaiah Tidwell                                 Director                                 March 25, 1998
----------------------------------------
Isaiah Tidwell

  /s/ S. Lance Van Every                             Director                                 March 25, 1998
----------------------------------------
S. Lance Van Every

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.





                                    FORM 10-K
                                FOR CORPORATIONS





                        ITEM 14(a) - FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                          Annual Report to Stockholders

                                                                                                             Page
                                                                                                             ----
Data incorporated by reference from the 1997
 Annual Report to Stockholders of Lance, Inc.
 and Subsidiaries:
Independent Auditors' Report..................................................................................13
Consolidated Balance Sheets, December 27, 1997 and December 28, 1996..........................................14
For the Fiscal Years Ended December 27, 1997, December 28, 1996
 and December 30, 1995:
   Consolidated Statements of Income .........................................................................15
   Consolidated Statements of Changes in Stockholders' Equity.................................................16
   Statements of Consolidated Cash Flows......................................................................17
Notes to Consolidated Financial
 Statements...................................................................................................18


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

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    EXHIBITS
                                  Item 14(a)(3)

                                    FORM 10-K
                                  ANNUAL REPORT

For the fiscal year ended                                 Commission File Number
  December 27, 1997                                              0-398

                                   LANCE, INC.

                                  EXHIBIT INDEX

Exhibit
  No.             Exhibit Description
 ----             -------------------
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


-------------------------
* Management contract.

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

    10.6          Lance, Inc. 1995 Nonqualified Stock Option Plan for Non-Employee Directors incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for
                  the twelve weeks ended June 14, 1997.

    10.7          Lance, Inc. 1997 Incentive Equity Plan incorporated herein by reference to Exhibit 4 to the
                  Registrant's Registration Statement on Form S-8, File No. 333-25539.

    10.8*         Lance, Inc. Benefit Restoration Plan incorporated herein by reference to Exhibit 10(vi) to the Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended June 11, 1994.

    10.9*         Lance, Inc. Annual Corporate Performance Incentive Plan - Officers - 1997 incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q
                  for the twelve weeks ended June 14, 1997.

    10.10*        Lance, Inc. Long-Term Incentive Plan - Officers - 1997 incorporated herein by reference to
                  Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended
                  June 14, 1997.

    10.11*        Chairman of the Board Compensation Letter dated April 19, 1996 incorporated herein by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended June 15, 1996.

    10.12*        Salary Continuation Agreement dated as of April 29, 1996 between the Registrant and
                  B.Clyde Preslar incorporated herein by reference to Exhibit 10.10 to Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 28, 1996.

    10.13*        Termination Agreement dated as of November 7, 1997 between the Registrant and B. Clyde
                  Preslar terminating the Salary Continuation Agreement between the Registrant and B. Clyde
                  Preslar dated April 29, 1996.



-----------------------
* Management contract.

    10.14*        Form of Compensation and Benefits Assurance Agreement dated November __, 1997 between the
                  Registrant and each of Paul A. Stroup, III, Earl D. Leake, Peter M. Duggan, B. Clyde
                  Preslar, Richard G. Tucker, Gregory M. Venner and L. R. Gragnani.

    10.15*        Executive Severance Agreement dated November 7, 1997 between the Registrant and
                  Paul A. Stroup, III.

    10.16*        Executive Severance Agreement dated November 7, 1997 between the Registrant and
                  Earl D. Leake.

    10.17*        Form of Executive Severance Agreement dated November __, 1997 between the Registrant and each of Peter M. Duggan, B. Clyde Preslar, Richard G. Tucker, Gregory M. Venner and
                  L. R. Gragnani.

    13            The Registrant's 1997 Annual Report to Stockholders. This Annual Report to Stockholders
                  is furnished for the information of the Commission only and, except for the parts thereof incorporated by reference in this Report on Form 10-K, is not to be deemed "filed" as a part of this filing.

    21            List of the Subsidiaries of the Registrant.

    23            Consent of KPMG Peat Marwick LLP.

    27.1          Financial Data Schedule. (Filed in electronic format only.  Pursuant to Rule 402 of
                  Regulation S-T, this schedule shall not be deemed filed for purposes of Section 11 of the
                  Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)

    27.2          Restated Financial Data Schedule for the twelve weeks ended March 22, 1997. (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18
                  of the Securities Exchange Act of 1934.)

    27.3          Restated Financial Data Schedule for the twelve weeks ended June 14, 1997.  (Filed in electronic format only.  Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed  filed for purposes of Section 11 of the Securities Act of 1933 or Section 18
                  of the Securities Exchange Act of 1934.)

    99            Cautionary Statement under the Safe Harbor Provisions of the Private Securities Litigation
                  Reform Act of 1995.


---------------------------
* Management contract.