Form 10-Q
period 1998-03-21
LANCE INC
filed 1998-05-05
CIK 57528

                                      10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarter (Twelve Weeks) Ended March 21, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________to ________________

                          Commission file number 0-398

                                   LANCE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         NORTH CAROLINA                                  56-0292920
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

                             Yes [X]     No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       Common Stock, $.83-1/3 par value -
                29,972,354 shares outstanding as of May 1, 1998

LANCE, INC. AND SUBSIDIARIES


INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION:

    Financial Statements:

       Condensed Consolidated Balance Sheets - March 21, 1998
          (Unaudited) and December 27, 1997..............................      3

       Condensed Consolidated Statements of Income (Unaudited) - Twelve
          Weeks Ended March 21, 1998 and March 22, 1997..................      4

       Condensed Consolidated Statements of Changes in Stockholders'
          Equity (Unaudited) - Twelve Weeks Ended March 21, 1998 and
          March 22, 1997.................................................      5

       Condensed Consolidated Statements of Cash Flows (Unaudited)
          Twelve Weeks Ended March 21, 1998 and March 22, 1997...........      6

       Notes to Condensed Consolidated Financial Statements (Unaudited)..  7 - 8

       Management's Discussion and Analysis of Financial Condition and
          Results of Operations.......................................... 9 - 10


PART II. OTHER INFORMATION:

       Exhibits and Reports on Form 8-K..................................     11

SIGNATURES...............................................................     11


                -------------------------------------------------

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 21, 1998 (UNAUDITED) AND DECEMBER 27, 1997

(In thousands, except share and per share data)

                                                                        MARCH 21,         DECEMBER 27,
ASSETS:                                                                   1998               1997
                                                                        ---------          ---------

CURRENT ASSETS:
Cash and cash equivalents                                               $  33,276          $  34,040
Marketable securities                                                      20,640             25,430
Accounts receivable (less allowance for doubtful accounts)                 35,078             34,057
Inventories (Notes 3 and 4)                                                17,333             17,882
Deferred income tax benefit                                                 7,008              6,913
Prepaid expenses and other                                                  1,953              1,275
                                                                        ---------          ---------
Total current assets                                                      115,288            119,597

PROPERTY, NET                                                             133,521            130,264

OTHER ASSETS                                                                2,818              2,879
                                                                        ---------          ---------

TOTAL                                                                   $ 251,627          $ 252,740
                                                                        =========          =========


LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable                                                        $   8,324          $   5,821
Accrued liabilities                                                        28,894             31,457
                                                                        ---------          ---------
Total current liabilities                                                  37,218             37,278
                                                                        ---------          ---------

OTHER LIABILITIES AND DEFERRED CREDITS:
Deferred income taxes                                                       9,785             10,005
Accrued postretirement health care costs                                   11,557             11,180
Accrual for insurance claims                                                3,894              4,449
Supplemental retirement benefits                                            3,244              3,306
                                                                        ---------          ---------
Total other liabilities and deferred credits                               28,480             28,940
                                                                        ---------          ---------

STOCKHOLDERS' EQUITY (NOTE 7):
Common stock $.83 1/3 par value (authorized: 75,000,000 shares;
issued 29,940,353 shares in 1998; 29,923,287 in 1997)                      24,950             24,936
Additional paid-in capital                                                  1,187                999
Unamortized portion of restricted stock awards                               (393)              (488)
Retained earnings                                                         160,014            160,682
Net unrealized gain on marketable securities                                  171                393
                                                                        ---------          ---------
Total stockholders' equity                                                185,929            186,522
                                                                        ---------          ---------

TOTAL                                                                   $ 251,627          $ 252,740
                                                                        =========          =========

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE TWELVE WEEKS ENDED MARCH 21, 1998 AND MARCH 22, 1997

(In thousands, except share and per share data)

                                                          TWELVE WEEKS ENDED
                                                     MARCH 21,           MARCH 22,
                                                       1998                1997
                                                   -----------         -----------

NET SALES AND OTHER OPERATING REVENUE              $   110,226         $   112,803
                                                   -----------         -----------

COST OF SALES AND OPERATING EXPENSES:
Cost of sales (Note 3)                                  50,816              54,543
Selling and delivery expenses                           44,222              43,329
General and administrative expenses                      4,508               4,533
Contributions to employees' profit sharing
 retirement fund                                         1,431               1,122
                                                   -----------         -----------

Total                                                  100,977             103,527
                                                   -----------         -----------

PROFIT FROM OPERATIONS                                   9,249               9,276

OTHER INCOME, NET                                        1,218                 730
                                                   -----------         -----------

INCOME BEFORE INCOME TAXES                              10,467              10,006

INCOME TAXES                                             3,953               3,858
                                                   -----------         -----------

NET INCOME                                         $     6,514         $     6,148
                                                   ===========         ===========


PER SHARE AMOUNTS (NOTE 5)

Net income - basic                                 $       .22         $       .21
                                                   ===========         ===========
Net income - diluted                               $       .22         $       .20
                                                   ===========         ===========

Cash dividends                                     $       .24         $       .24
                                                   ===========         ===========

Weighted average shares of common stock
outstanding - basic                                 29,900,000          29,873,000
                                                   ===========         ===========

Weighted average shares of common stock
outstanding - diluted                               30,073,000          30,131,000
                                                   ===========         ===========


See notes to condensed consolidated financial statements (unaudited)

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) FOR THE TWELVE WEEKS ENDED MARCH 21, 1998 AND MARCH 22, 1997

(In thousands, except share data)

                                                                                 Unamortized                  Net
                                                                                 Portion of               Unrealized
                                                                     Additional  Restricted                 Gain on
                                                           Common     Paid-in       Stock     Retained    Marketable
                                              Shares        Stock     Capital      Awards     Earnings    Securities       Total
                                          -----------------------------------------------------------------------------------------

BALANCE, DECEMBER 28, 1996                    29,888,265     $24,907      $ -        $ -     $159,700          $255       $184,862
                                          -----------------------------------------------------------------------------------------

COMPREHENSIVE INCOME:
    Net income                                         -           -        -          -        6,148             -          6,148
    Unrealized gains on securities, net                -           -        -          -            -           112            112
                                          -----------------------------------------------------------------------------------------
    Total comprehensive income                         -           -        -          -        6,148           112          6,260

CASH DIVIDENDS PAID                                    -           -        -          -       (7,170)            -         (7,170)

STOCK OPTIONS EXERCISED                            2,500           2        -          -           37             -             39

PURCHASE OF COMMON STOCK                         (25,000)        (21)       -          -         (412)            -           (433)


                                          =========================================================================================
BALANCE, MARCH 22, 1997                       29,865,765     $24,888      $ -        $ -     $158,303          $367       $183,558
                                          =========================================================================================


BALANCE, DECEMBER 27, 1997                    29,923,287     $24,936     $999      ($488)    $160,682          $393       $186,522
                                          -----------------------------------------------------------------------------------------

COMPREHENSIVE INCOME:
    Net income                                         -           -        -          -        6,514             -          6,514
    Unrealized losses on securities, net               -           -        -          -            -          (222)          (222)
                                          -----------------------------------------------------------------------------------------
      Total comprehensive income                       -           -        -          -        6,514          (222)         6,292

CASH DIVIDENDS PAID                                    -           -        -          -       (7,182)            -         (7,182)

STOCK OPTIONS EXERCISED                           22,425          19      399          -            -             -            418

PURCHASE OF COMMON STOCK                          (5,359)         (5)    (139)         -            -             -           (144)

RECOGNITION OF RESTRICTED
    STOCK AWARDS                                       -           -      (72)        95            -             -             23

                                          =========================================================================================
BALANCE, MARCH 21, 1998                       29,940,353     $24,950   $1,187      ($393)    $160,014          $171       $185,929
                                          =========================================================================================


See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE TWELVE WEEKS ENDED MARCH 21, 1998 AND MARCH 22, 1997
------------------------------------------------------------------------------

(In thousands)

                                                          TWELVE WEEKS ENDED
                                                         MARCH 21,   MARCH 22,
                                                           1998         1997
                                                         ---------   ---------
OPERATING ACTIVITIES:
Net income                                                $ 6,514      $ 6,148
Adjustments to reconcile net income
  to cash provided by operating activities:
    Depreciation                                            4,799        4,735
    (Gain) loss on sale and impairment of property, net       (76)       1,730
    Deferred income taxes                                    (209)      (1,614)
    Other, net                                               (378)       1,409
Changes in operating assets and liabilities                (1,389)      (3,985)
                                                          -------      -------
Net cash flow from operating activities                     9,261        8,423
                                                          -------      -------

INVESTING ACTIVITIES:
Purchases of property                                      (8,187)      (5,368)
Proceeds from sale of property                                207        5,901
Purchases of marketable securities                           (276)      (5,847)
Sales of marketable securities                                499        1,566
Maturities of marketable securities                         4,701        2,924
Other, net                                                    (61)         112
                                                          -------      -------
Net cash used in investing activities                      (3,117)        (712)
                                                          -------      -------

FINANCING ACTIVITIES:
Dividends paid                                             (7,182)      (7,170)
Issuance (purchase) of Company stock, net                     274         (394)
                                                          -------      -------
Net cash used in financing activities                      (6,908)      (7,564)
                                                          -------      -------

(DECREASE)/INCREASE IN CASH                                  (764)         147
CASH AT BEGINNING OF PERIOD                                34,040       29,764
                                                          -------      -------
CASH AT END OF PERIOD                                     $33,276      $29,911
                                                          =======      =======

SUPPLEMENTAL INFORMATION:
Cash paid for income taxes                                $   450      $   360
                                                          =======      =======

See notes to condensed consolidated financial statements (unaudited).
------------------------------------------------------------------------------

LANCE, INC. AND SUBSIDIARIES
----------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------



1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of March 21, 1998 and December 27, 1997, the consolidated results of operations for the twelve weeks ended March 21, 1998 and March 22, 1997 and the consolidated cash flows for the twelve weeks ended March 21, 1998 and March 22, 1997. All 1997 amounts have been reclassified to conform with the 1998 presentation.


2. The consolidated results of operations for the twelve weeks ended March 21, 1998 and March 22, 1997 are not necessarily indicative of the results to be expected for a full year.


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


     Inventories at March 21, 1998 and December 27, 1997 consisted of (in thousands):



                                                                1998            1997
                                                              --------        -------
     Finished goods                                            $14,852         $15,047
     Raw materials                                               3,630           4,133
     Supplies, etc.                                              3,985           3,986
                                                               -------         -------
     Total inventories at FIFO cost                             22,467          23,166
     Less: Adjustment to reduce FIFO costs to LIFO              (5,134)         (5,284)
     Total inventories at LIFO cost                            $17,333         $17,882
                                                               =======         =======

LANCE, INC. AND SUBSIDIARIES
----------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------
(CONTINUED)
-----------


5. The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share at March 21, 1998 and March 22, 1997 (there were no reconciling items for the numerator amounts of basic and diluted earnings per share):


                                                                1998                1997
                                                            ------------       -------------

     Weighted average number of common shares used
        in computing basic earnings per share                29,900,000          29,873,000
     Effect of dilutive stock options                           173,000             258,000
                                                             ----------          ----------
     Weighted average number of common shares and
        dilutive potential common stock used in
        computing diluted earnings per share                 30,073,000          30,131,000
                                                             ==========          ==========
     Stock options excluded from the above reconciliation
        because they are anti-dilutive                           44,000             223,000
                                                             ==========          ==========




6. On December 28, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires an entity to disclose its 'comprehensive income' which is defined as changes in equity that arise from non-owner sources. The Company's comprehensive income consists of net income plus other comprehensive income, which consists only of changes in stockholders' equity due to unrealized gains or losses from its investment in marketable securities. The Company's comprehensive income is included in the accompanying condensed consolidated statements of changes in stockholders' equity.


     During the twelve weeks ended March 21, 1998, other comprehensive income consisted of a $222,000 loss, net of taxes. Holding gains arising during the period were $62,000, net of taxes, while the reclassification adjustment for gains included in net income totaled $284,000, net of taxes.



7. At the Annual Meeting of Stockholders held April 17, 1998, two resolutions were approved affecting the Company's authorized shares. The stockholders approved an amendment to the Restated Charter to create a class of 5,000,000 shares of Preferred Stock, par value $1 per share, to be issued in such series and with such preferences, limitations and relative rights as the Board of Directors may determine from time to time. The stockholders also approved an amendment to the 1995 Nonqualified Stock Option Plan for Non-employee Directors to increase the number of shares of Common Stock authorized from 100,000 to 300,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Financial Condition

The Company maintains a strong position of liquidity and has sufficient financial resources to meet its ongoing operating needs, cash dividend payments, capital expenditures, and stock repurchases through cash flow generated from current operations and investments.

Marketable securities, cash and cash equivalents decreased $5.6 million from December 27, 1997. Net cash flow from operating activities and proceeds from maturities of investments were mostly offset by cash used for payment of dividends and increased purchases of property.

Accounts receivable, net increased by $1.0 million from December 27, 1997 as a result of the timing of shipments. Inventories decreased $0.5 million due to lower quantities of raw materials and finished goods.

Property, net increased by $3.3 million from December 27, 1997. Purchases of property amounted to $8.2 million while depreciation totaled $4.8 million. Some of the larger expenditures in the quarter were for vending machines, automated packaging equipment, information technology projects and point-of-sale displays.

Prepaid expenses and other current assets increased $0.7 million due to a timing of payments for insurance premiums and promotional costs.

Accounts payable increased $2.5 million due to the timing of disbursements and increased purchases of property. Accrued liabilities decreased $2.6 million from December 27, 1997 primarily due to payments of accrued profit sharing contributions and other employee benefits.

Other liabilities and deferred credits decreased $0.5 million from December 27, 1997 due primarily to a reduction of self-insurance reserves resulting from improved claims activity and payments made.

Current commitments for capital expenditures total approximately $27.8 million.

Quarter (12 Weeks) Ended March 21, 1998 Compared to Quarter (12 Weeks) Ended March 22, 1997

Net sales and other operating revenues were $2.6 million, or 2.3%, below last year due to strong competitive activity and the timing of promotional efforts. Cost of sales as a percentage of sales declined due to improved manufacturing efficiencies and lower raw material costs, principally flour.

Selling and delivery expenses increased $0.9 million from last year due to a planned higher level of promotional and other sales and marketing support.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

General and administrative expenses were essentially equal to 1997. The provision for profit sharing contributions increased by $0.3 million compared to last year due to the increased profitability.

Other income increased $0.5 million from last year due primarily to realized gains on investment securities dispositions.

As a result of the factors discussed above, net income for the twelve weeks ended March 21, 1998 increased by $0.4 million compared to last year.

PART II.       OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

                  10 1998 Annual Corporate Performance Incentive Plan for Officers.

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

                  99 Cautionary Statement under Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

         (b)   Reports on form 8-K

               No reports on Form 8-K were filed during the 12 weeks ended March 21, 1998.

         Items 1 through 5 are inapplicable and have been omitted.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             LANCE, INC.

                                             By:  /s/ B. Clyde Preslar
                                                --------------------------
                                                  B. Clyde Preslar
                                                  Vice President and
                                                  Principal Financial Officer


Dated:  May 4, 1998