Form 10-Q
period 1998-06-13
LANCE INC
filed 1998-07-14
CIK 57528

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter (Twelve Weeks)        Ended June 13, 1998
                              --------------------------------------------------

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -------------------------------------------------

Commission file number                      0-398
                       ---------------------------------------------------------

                                   LANCE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        NORTH CAROLINA                                   56-0292920
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


     8600 South Boulevard (P.O. Box 32368), Charlotte, North Carolina  28232
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

                Yes        x                 No
                    ---------------             ---------------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       Common Stock, $.83-1/3 par value -
                29,991,314 shares outstanding as of July 10, 1998
                ----------

LANCE, INC. AND SUBSIDIARIES

INDEX

                                                                                         Page
                                                                                         ----
PART I. FINANCIAL INFORMATION:

  Financial Statements:

    Condensed Consolidated Balance Sheets - June 13, 1998
      (Unaudited) and December 27, 1997..............................................       3

    Condensed Consolidated Statements of Income (Unaudited) - Twelve and
      Twenty-four Weeks Ended June 13, 1998 and June 14, 1997........................       4

    Condensed Consolidated Statements of Changes in Stockholders'
      Equity (Unaudited) - Twenty-four Weeks Ended June 13, 1998 and
      June 14, 1997..................................................................       5

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      Twenty-four Weeks Ended June 13, 1998 and June 14, 1997........................       6

    Notes to Condensed Consolidated Financial Statements (Unaudited).................   7 - 8

    Management's Discussion and Analysis of Financial Condition and
      Results of Operations..........................................................  9 - 10

PART II. OTHER INFORMATION:

    Submission of Matters to a Vote of Security Holders..............................      11

    Exhibits and Reports on Form 8-K.................................................      12

SIGNATURES...........................................................................      12

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 13, 1998 (UNAUDITED) AND DECEMBER 27, 1997

(In thousands, except share and per share data)

                                                                                 JUNE 13,          DECEMBER 27,
ASSETS:                                                                            1998                1997
-------                                                                         ----------         ------------
CURRENT ASSETS:
Cash and cash equivalents                                                       $   25,398          $   34,040
Marketable securities                                                               17,809              25,430
Accounts receivable (less allowance for doubtful accounts)                          38,876              34,057
Inventories (Notes 3 and 4)                                                         17,658              17,882
Deferred income tax benefit                                                          6,862               6,913
Prepaid expenses and other                                                           1,952               1,275
                                                                                ----------          ----------
  Total current assets                                                             108,555             119,597

PROPERTY, NET                                                                      138,261             130,264

OTHER ASSETS                                                                         2,734               2,879
                                                                                ----------          ----------
TOTAL                                                                           $  249,550          $  252,740
                                                                                ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------

CURRENT LIABILITIES:
Accounts payable                                                                $    7,480          $    5,821
Accrued liabilities                                                                 25,755              31,457
                                                                                ----------          ----------
  Total current liabilities                                                         33,235              37,278
                                                                                ----------          ----------
OTHER LIABILITIES AND DEFERRED CREDITS:
Deferred income taxes                                                               10,560              10,005
Accrued postretirement health care costs                                            11,952              11,180
Accrual for insurance claims                                                         3,787               4,449
Supplemental retirement benefits                                                     3,174               3,306
                                                                                ----------          ----------
  Total other liabilities and deferred credits                                      29,473              28,940
                                                                                ----------          ----------
STOCKHOLDERS' EQUITY (NOTE 7):
Common stock, $.83 1/3 par value (authorized: 75,000,000 shares;
  issued 29,978,129 shares in 1998; 29,923,287 in 1997)                             24,982              24,936
Preferred stock, $1.00 par value, (authorized: 5,000,000 shares;
  none issued)                                                                          --                  --
Additional paid-in capital                                                           1,835                 999
Unamortized portion of restricted stock awards                                        (768)               (488)
Retained earnings                                                                  160,786             160,682
Net unrealized gain on marketable securities                                             7                 393
                                                                                ----------          ----------
  Total stockholders' equity                                                       186,842             186,522
                                                                                ----------          ----------
TOTAL                                                                           $  249,550          $  252,740
                                                                                ==========          ==========


See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE TWELVE AND TWENTY-FOUR WEEKS ENDED JUNE 13, 1998 AND JUNE 14, 1997

(In thousands, except share and per share data)

                                                                 TWELVE WEEKS ENDED               TWENTY-FOUR WEEKS ENDED
                                                             JUNE 13,          JUNE 14,          JUNE 13,          JUNE 14,
                                                               1998              1997              1998              1997
                                                           ------------      ------------      ------------      ------------
NET SALES AND OTHER OPERATING REVENUE                      $    118,264      $    118,107      $    228,490      $    230,910
                                                           ------------      ------------      ------------      ------------
COST OF SALES AND OPERATING EXPENSES:
Cost of sales (Note 3)                                           52,745            55,428           103,561           109,971
Selling and delivery                                             47,915            44,785            92,137            88,114
General and administrative                                        4,422             4,702             8,930             9,235
Provision for profit-sharing retirement plan                      1,522             1,446             2,953             2,568
                                                           ------------      ------------      ------------      ------------
  Total                                                         106,604           106,361           207,581           209,888
                                                           ------------      ------------      ------------      ------------

PROFIT FROM OPERATIONS                                           11,660            11,746            20,909            21,022

OTHER INCOME, NET                                                   998             1,108             2,216             1,838
                                                           ------------      ------------      ------------      ------------

INCOME BEFORE INCOME TAXES                                       12,658            12,854            23,125            22,860

INCOME TAXES                                                      4,699             4,919             8,652             8,777
                                                           ------------      ------------      ------------      ------------

NET INCOME                                                 $      7,959      $      7,935      $     14,473      $     14,083
                                                           ============      ============      ============      ============

SHARE AND PER SHARE AMOUNTS (NOTE 5)

Net income:
  Basic                                                    $        .27      $        .27      $        .48      $        .47
                                                           ============      ============      ============      ============
  Diluted                                                  $        .27      $        .26      $        .48      $        .47
                                                           ============      ============      ============      ============

Cash dividends                                             $        .24      $        .24      $        .48      $        .48
                                                           ============      ============      ============      ============

Weighted average shares of common stock outstanding:
  Basic                                                      29,916,000        29,887,000        29,908,000        29,870,000
                                                           ============      ============      ============      ============
  Diluted                                                    30,030,000        30,088,000        30,069,000        30,062,000
                                                           ============      ============      ============      ============

See notes to condensed consolidated financial statements (unaudited)

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) FOR THE TWENTY-FOUR WEEKS ENDED JUNE 13, 1998 AND JUNE 14, 1997


(In thousands, except share data)

                                                                                Unamortized                    Net
                                                                                Portion of                 Unrealized
                                                                  Additional    Restricted                  Gain on
                                                        Common      Paid-in        Stock       Retained    Marketable
                                            Shares       Stock      Capital        Awards      Earnings    Securities     Total
                                         ----------------------------------------------------------------------------------------
BALANCE, DECEMBER 28, 1996                29,888,265   $ 24,907    $   --         $  --       $ 159,700      $255       $ 184,862
                                         ----------------------------------------------------------------------------------------
COMPREHENSIVE INCOME:
  Net income                                      --         --        --            --          14,083        --          14,083
  Net change in unrealized gain on
    marketable securities                         --         --        --            --              --       (55)            (55)
                                         ----------------------------------------------------------------------------------------
  Total comprehensive income                      --         --        --            --          14,083       (55)         14,028

CASH DIVIDENDS PAID                               --         --        --            --         (14,345)       --         (14,345)

ISSUANCE OF RESTRICTED STOCK                  30,200         25       530          (555)             --        --              --

RECOGNITION OF RESTRICTED
  STOCK AWARDS                                    --         --         7            33              --        --              40

STOCK OPTIONS EXERCISED                        3,550          3        --            --              53        --              56

PURCHASE OF COMMON STOCK                     (25,000)       (21)       --            --            (417)       --            (438)

                                         ----------------------------------------------------------------------------------------
BALANCE, JUNE 14, 1997                    29,897,015   $ 24,914    $  537         $(522)      $ 159,074      $200       $ 184,203
                                         ========================================================================================


BALANCE, DECEMBER 27, 1997                29,923,287   $ 24,936    $  999         ($488)      $ 160,682      $393       $ 186,522
                                         ----------------------------------------------------------------------------------------

COMPREHENSIVE INCOME:
  Net income                                      --         --        --            --          14,473        --          14,473
  Net change in unrealized gain on
    marketable securities                         --         --        --            --              --      (386)           (386)
                                         ----------------------------------------------------------------------------------------
  Total comprehensive income                      --         --        --            --          14,473      (386)         14,087

CASH DIVIDENDS PAID                               --         --        --            --         (14,369)       --         (14,369)

ISSUANCE OF RESTRICTED STOCK                  24,450         20       491          (511)             --        --              --

RECOGNITION OF RESTRICTED
  STOCK AWARDS                                    --         --      (112)          231              --        --             119

STOCK OPTIONS EXERCISED                       39,751         33       679            --              --        --             712

PURCHASE OF COMMON STOCK                      (9,359)        (7)     (222)           --              --        --            (229)

                                         ----------------------------------------------------------------------------------------
BALANCE, JUNE 13, 1998                    29,978,129   $ 24,982    $1,835         $(768)      $ 160,786      $  7       $ 186,842
                                         ========================================================================================

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE TWENTY-FOUR WEEKS ENDED JUNE 13, 1998 AND JUNE 14, 1997


(In thousands)

                                                                                 TWENTY-FOUR WEEKS ENDED
                                                                                JUNE 13,          JUNE 14,
                                                                                  1998              1997
                                                                                --------          --------
OPERATING ACTIVITIES:
Net income                                                                      $ 14,473          $ 14,083
Adjustments to reconcile net income
  to cash provided by operating activities:
     Depreciation                                                                  9,698             9,586
     Gain on sale of property                                                       (443)           (2,004)
     Deferred income taxes                                                           818             1,061
     Other, net                                                                     (460)            1,241
Changes in operating assets and liabilities                                       (9,192)            4,597
                                                                                --------          --------
Net cash flow from operating activities                                           14,894            28,564
                                                                                --------          --------

INVESTING ACTIVITIES:
Purchases of property                                                            (18,188)          (15,975)
Proceeds from sale of property                                                       936             6,720
Purchases of marketable securities                                                  (688)          (10,524)
Sales of marketable securities                                                     3,630             1,721
Maturities of marketable securities                                                4,701             7,665
Other, net                                                                           (41)              187
                                                                                --------          --------
Net cash used in investing activities                                             (9,650)          (10,206)
                                                                                --------          --------

FINANCING ACTIVITIES:
Dividends paid                                                                   (14,369)          (14,345)
Issuance (purchase) of Company stock, net                                            483              (382)
                                                                                --------          --------
Net cash used in financing activities                                            (13,886)          (14,727)
                                                                                --------          --------

(DECREASE)/INCREASE IN CASH                                                       (8,642)            3,631
CASH AT BEGINNING OF PERIOD                                                       34,040            29,764
                                                                                --------          --------
CASH AT END OF PERIOD                                                           $ 25,398          $ 33,395
                                                                                ========          ========

SUPPLEMENTAL INFORMATION:
Cash paid for income taxes                                                      $  7,804          $  3,915
                                                                                ========          ========


See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of June 13, 1998 and December 27, 1997, the consolidated results of operations for the twelve weeks and twenty-four weeks ended June 13, 1998 and June 14, 1997 and the consolidated cash flows for the twenty-four weeks ended June 13, 1998 and June 14, 1997. All 1997 amounts have been reclassified to conform with the 1998 presentation.

2. The consolidated results of operations for the twelve and twenty-four weeks ended June 13, 1998 and June 14, 1997 are not necessarily indicative of the results to be expected for a full year.

3. The Company's primary raw materials include peanuts, peanut butter, flour and other similar grain products. The Company enters into various forward purchase agreements and derivative financial instruments to reduce the impact of volatility in raw material prices. The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. Amounts payable or receivable under the agreements, which qualify as hedges, are recognized as deferred gains or losses and included in other assets or other liabilities. These deferred amounts are charged or credited to cost of sales as the related raw materials costs are charged to operations.

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

     Inventories at June 13, 1998 and December 27, 1997 consisted of (in thousands):

                                                                         1998              1997
                                                                -----------------------------------
   Finished goods                                                        $14,220           $15,047
   Raw  materials                                                          4,011             4,133
   Supplies, etc.                                                          4,371             3,986
                                                                -----------------------------------
   Total inventories at FIFO cost                                         22,602            23,166
   Less: Adjustment to reduce FIFO costs to LIFO                          (4,944)           (5,284)
                                                                ===================================
   Total inventories at LIFO cost                                        $17,658           $17,882
                                                                ===================================

LANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

5. The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the twelve weeks ended June 13, 1998 and June 14, 1997 (there were no reconciling items for the numerator amounts of basic and diluted earnings per share):

                                                                               1998              1997
                                                                      -----------------------------------
     Weighted average number of common shares used
     in computing basic earnings per share                                   29,916,000       29,887,000

     Effect of dilutive stock options                                           114,000          201,000
                                                                      -----------------------------------
     Weighted average number of common shares and
     dilutive potential common stock used in computing
     diluted earnings per share                                              30,030,000       30,088,000
                                                                      ===================================

     Stock options excluded from the above reconciliation
     because they are anti-dilutive                                             119,000          147,000
                                                                      ===================================

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

     During the twenty-four weeks ended June 13, 1998, other comprehensive income consisted of a $386,000 loss, net of taxes. Holding gains arising during the period were $14,000, net of taxes, while the reclassification adjustment for gains included in net income totaled $400,000, net of taxes.

7. On July 14, 1998, the Board of Directors adopted a stockholder rights plan intended to provide an appropriate and reasonable means of safeguarding the interests of all Company stockholders in the event of an attempted takeover of the Company or certain takeover tactics. Pursuant to the Preferred Shares Rights Agreement dated July 14, 1998, each common stockholder at the close of business on August 3, 1998 will automatically receive a dividend distribution of one Right for each share of Common Stock held. In addition, one Right will be delivered with each share of Common Stock issued after August 3, 1998. The Rights will expire on July 14, 2008 unless redeemed earlier.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Financial Condition

The Company maintains a strong position of liquidity and has sufficient financial resources to meet its ongoing operating needs, cash dividend payments, capital expenditures, and stock repurchases through cash flow generated from current operations and investments.

Marketable securities, cash and cash equivalents decreased $16.3 million from December 27, 1997. Net cash flow from operating activities and proceeds from maturities of investments were used for payment of dividends and increased purchases of property.

Accounts receivable, net increased by $4.8 million from December 27, 1997 as a result of the timing of shipments. Inventories decreased $0.2 million due primarily to lower quantities of finished goods.

Property, net increased by $8.0 million from December 27, 1997. Purchases of property amounted to $18.2 million while depreciation totaled $9.7 million. Purchases of property included expenditures for vending machines, automated packaging equipment, information technology projects and point-of-sale displays.

Prepaid expenses and other current assets increased $0.7 million due to the timing of payments for insurance premiums and promotional costs.

Accounts payable increased $1.7 million due to the timing of disbursements and increased purchases of property. Accrued liabilities decreased $5.7 million from December 27, 1997 primarily due to payments of accrued profit sharing contributions and other employee benefits.

Other liabilities and deferred credits increased $0.5 million from December 27, 1997 due primarily to provisions for postretirement health care costs.

Current commitments for capital expenditures total approximately $27.8 million.

Quarter (12 Weeks ) Ended June 14, 1998 Compared to Quarter (12 Weeks) Ended June 13, 1997

Net sales and other operating revenues were $0.2 million, or 0.1%, above last year. While competitive activity remained strong in the quarter, revenues from grocery, vending and private label improved. Cost of sales as a percentage of sales declined due to improved manufacturing efficiencies and lower raw material costs, principally flour.

Selling and delivery expenses increased $3.1 million from last year due to a higher level of promotional and other sales and marketing support.

General and administrative expenses were $0.3 million lower due to the timing of certain expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

As a result of the factors discussed above, net income for the twelve weeks ended June 13, 1998 equaled $7.96 million compared to $7.94 million for the same period last year.

24 Weeks Ended June 14, 1998 Compared to 24 Weeks Ended June 13, 1997

Net sales and other operating revenues were $2.4 million, or 1.0%, below last year due to strong competitive activity and the timing of promotional efforts, particularly during the first quarter. Cost of sales as a percentage of sales declined due to improved manufacturing efficiencies and lower raw material costs, principally flour.

Selling and delivery expenses increased $4.0 million from last year due to a planned higher level of promotional and other sales and marketing support.

General and administrative expenses were $0.3 million lower due to productivity improvements and the timing of certain expenses, which have offset increased investments in information systems. The provision for profit sharing contributions increased by $0.4 million compared to last year due to the increased profitability.

Other income increased $0.4 million from last year due primarily to realized gains on investment securities dispositions.

As a result of the factors discussed above, net income for the twenty-four weeks ended June 13, 1998 increased by $0.4 million compared to last year.

Year 2000 Compliance

The Company has completed the first phase of its multi-year effort to prepare for the arrival of year 2000. The first phase included an assessment of its hardware and software applications; implementation of a vendor management program; awareness training throughout the Company; establishment of compliance testing principles and standards; and, development of the project master plan.

The project master plan provides for completion of all major compliance activities in early 1999, although continuing assessment is planned up to and after the arrival of the millenium. Non-compliance by key vendors, customers and other third parties could materially impact the Company's ability to operate. The vendor management program has assessed these material relationships and the Company will monitor their compliance activities.

Year 2000 compliance costs are expected to range from $0.5 million to $1.0 million of external costs. In addition, the Company is redeploying certain internal resources. Approximately $0.3 million of external costs have been incurred.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         At the Registrant's Annual Meeting of Stockholders held on April 17, 1998, the following matters were submitted to a vote of the stockholders of the Registrant:

         1.  Election of nominees to the Board of Directors of the
             Registrant:

                                                     Shares
                                                      Voted             Shares
                                                     In Favor           Withheld
                                                   ------------      --------------
             For term ending in 2000:
             Weldon H. Johnson                      22,153,314          531,242

             For terms ending in 2001:
             Alan T. Dickson                        22,154,299          530,257
             James H. Hance, Jr.                    22,154,512          530,044
             Nancy Van Every McLaurin               22,153,910          530,646
             S. Lance Van Every                     22,152,812          531,744

         2. Approval of an amendment to the 1995 Nonqualified Stock Option Plan for Non-Employee Directors to increase the number of shares of Common Stock authorized from 100,000 to 300,000 which was approved by a vote of 21,906,357 shares in favor, 667,371 shares against and 110,224 shares abstaining. There were 602 shares of broker non-votes.

         3. Approval of an amendment to the Restated Charter to create a class of 5,000,000 shares of Preferred Stock, par value $1 per share, to be issued in such series and with such preferences, limitations and relative rights as the Board of Directors may determine from time to time which was approved by a vote of 13,386,049 shares in favor, 6,103,429 shares against and 143,299 shares abstaining. There were 3,051,779 shares of broker non-votes.

         4. Ratification of the selection of KPMG Peat Marwick LLP as independent public accountants for fiscal year 1998 which was approved by a vote of 22,603,962 shares in favor, 37,281 shares against and 42,713 shares abstaining. There were 600 shares of broker non-votes.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

               3 Restated Articles of Incorporation of Lance, Inc. as amended through April 17, 1998.

               10.1 Lance, Inc. 1995 Nonqualified Stock Option Plan for Non-Employee Directors, as amended, incorporated herein by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8, File No. 33-58839, as amended by Post Effective Amendment No. 1.

               10.2     Lance, Inc. 1998 Long-Term Incentive Plan for
                        Officers.

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

               99 Cautionary Statement under Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the 12 weeks ended June 13, 1998.

 Items 1 through 3 and 5 are inapplicable and have been omitted.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             LANCE, INC.


                                             By: /s/ B. Clyde Preslar
                                                 -------------------------
                                                 B. Clyde Preslar


Dated: July 14, 1998