Form 10-Q
period 1998-09-05
LANCE INC
filed 1998-10-06
CIK 57528

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

         [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter (Twelve Weeks)          Ended September 5, 1998
                                ------------------------------------------------

                                       OR

         [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                                 -----------------------------------------------

Commission file number                            0-398
                       ---------------------------------------------------------

                                   LANCE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NORTH CAROLINA                                56-0292920
---------------------------------         --------------------------------------
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

                       Common Stock, $.83-1/3 par value -
               29,987,135 shares outstanding as of October 2, 1998

LANCE, INC. AND SUBSIDIARIES


INDEX

                                                                                                Page
                                                                                                ----
PART I.  FINANCIAL INFORMATION:

      Financial Statements:

          Condensed Consolidated Balance Sheets - September 5, 1998
               (Unaudited) and December 27, 1997 ..........................................       3

          Condensed Consolidated Statements of Income (Unaudited) - Twelve and
               Thirty-six Weeks Ended September 5, 1998 and September 6, 1997..............       4

          Condensed Consolidated Statements of Changes in Stockholders'
               Equity (Unaudited) - Thirty-Six Weeks Ended September 5, 1998 and
               September 6, 1997 ..........................................................       5

          Condensed Consolidated Statements of Cash Flows (Unaudited)
               Thirty-Six Weeks Ended September 5, 1998 and September 6, 1997..............       6

          Notes to Condensed Consolidated Financial Statements ............................       7

          Management's Discussion and Analysis of Financial Condition and
               Results of Operations.......................................................       9


PART II.  OTHER INFORMATION:

      Exhibits and Reports on Form 8-K ....................................................      12

SIGNATURES.................................................................................      12

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 5, 1998 (UNAUDITED) AND DECEMBER 27, 1997

(In thousands, except share and per share data)

                                                                     September 5,    December 27,
                                                                         1998            1997
                                                                     ------------    ------------
ASSETS:
------
CURRENT ASSETS:
Cash and cash equivalents                                             $  24,984       $  34,040
Marketable securities                                                    16,080          25,430
Accounts receivable (less allowance for doubtful accounts)               39,888          34,057
Inventories (Notes 3 and 4)                                              20,254          17,882
Deferred income tax benefit                                               7,178           6,913
Prepaid expenses and other                                                2,661           1,275
                                                                      ---------       ---------
   Total current assets                                                 111,045         119,597

PROPERTY, NET                                                           143,869         130,264

OTHER ASSETS                                                              2,319           2,879
                                                                      ---------       ---------

TOTAL ASSETS                                                          $ 257,233       $ 252,740
                                                                      =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY:
------------------------------------
CURRENT LIABILITIES:
Accounts payable                                                      $  10,392       $   5,821
Accrued liabilities                                                      29,758          31,457
                                                                      ---------       ---------
   Total current liabilities                                             40,150          37,278
                                                                      ---------       ---------

OTHER LIABILITIES AND DEFERRED CREDITS:
Deferred income taxes                                                    11,248          10,005
Accrued postretirement health care costs                                 12,344          11,180
Accrual for insurance claims                                              3,613           4,449
Supplemental retirement benefits                                          3,113           3,306
                                                                      ---------       ---------
   Total other liabilities and deferred credits                          30,318          28,940
                                                                      ---------       ---------

STOCKHOLDERS' EQUITY
Common stock, $.83 1/3 par value (authorized: 75,000,000 shares;
   issued 29,984,135 shares in 1998; 29,923,287 in 1997)                 24,987          24,936
Preferred stock, $1.00 par value (authorized: 5,000,000 shares;
   none issued)                                                              --              --
Additional paid in capital                                                1,888             999
Unamortized portion of restricted stock awards                             (569)           (488)
Retained earnings                                                       160,452         160,682
Net unrealized gain on marketable securities                                  7             393
                                                                      ---------       ---------
   Total stockholders' equity                                           186,765         186,522
                                                                      ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 257,233       $ 252,740
                                                                      =========       =========

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE TWELVE AND THIRTY-SIX WEEKS ENDED SEPTEMBER 5, 1998 AND
SEPTEMBER 6, 1997

(In thousands, except share and per share data)

                                       Twelve Weeks Ended               Thirty-Six Weeks Ended
                                  -----------------------------     -----------------------------
                                  September 5,     September 6,     September 5,     September 6,
                                      1998             1997             1998             1997
                                  -----------      -----------      -----------      -----------
NET SALES AND OTHER
 OPERATING REVENUE                $   112,098      $   110,341      $   340,588      $   341,251
                                  -----------      -----------      -----------      -----------

COST OF SALES AND
 OPERATING EXPENSES:
Cost of sales (Note 3)                 50,408           51,288          153,969          161,259
Selling and delivery                   46,319           43,112          138,456          131,226
General and administrative              4,018            4,366           12,948           13,601
Provision for profit-sharing
   retirement plan                      1,336            1,247            4,289            3,815
                                  -----------      -----------      -----------      -----------

     Total                            102,081          100,013          309,662          309,901
                                  -----------      -----------      -----------      -----------

PROFIT FROM OPERATIONS                 10,017           10,328           30,926           31,350

OTHER INCOME, NET                         956              780            3,172            2,618
                                  -----------      -----------      -----------      -----------

INCOME BEFORE INCOME TAXES             10,973           11,108           34,098           33,968

INCOME TAXES                            4,105            4,202           12,757           12,979
                                  -----------      -----------      -----------      -----------

NET INCOME                        $     6,868      $     6,906      $    21,341      $    20,989
                                  ===========      ===========      ===========      ===========


SHARE AND PER SHARE
 AMOUNTS (Note 5)

Net Income:
    Basic                         $      0.23      $      0.23      $      0.71      $      0.70
                                  ===========      ===========      ===========      ===========
    Diluted                       $      0.23      $      0.23      $      0.71      $      0.70
                                  ===========      ===========      ===========      ===========

Cash dividends                    $      0.24      $      0.24      $      0.72      $      0.72
                                  ===========      ===========      ===========      ===========

Weighted average shares of
 common stock outstanding:
     Basic                         29,935,000       29,898,000       29,917,000       29,886,000
                                  ===========      ===========      ===========      ===========
     Diluted                       30,043,000       30,017,000       30,073,000       30,005,000
                                  ===========      ===========      ===========      ===========




See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) FOR THE THIRTY-SIX WEEKS ENDED SEPTEMBER 5, 1998 AND SEPTEMBER 6, 1997

(In thousands, except share and per share data)


                                                                                                            Net
                                                                                 Unamortized               Unrealized
                                                                     Additional   Portion of                Gain on
                                                          Common       Paid-in    Restricted    Retained   Marketable
                                           Shares         Stock        Capital   Stock Awards   Earnings   Securities      Total
                                         -----------------------------------------------------------------------------------------
BALANCE, DECEMBER 26, 1996               29,888,265      $ 24,907      $    --      $  --      $ 159,700      $ 255      $ 184,862

                                         -------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME:
   Net Income                                    --            --           --         --         20,989         --         20,989
   Net change in unrealized gain on              --            --           --         --             --          4              4
     marketable securities
                                         -----------------------------------------------------------------------------------------
   Total comprehensive income                    --            --           --         --         20,989          4         20,993

CASH DIVIDENDS PAID                              --            --           --         --        (21,521)        --        (21,521)

ISSUANCE OF RESTRICTED STOCK                 30,200            25          530       (555)            --         --             --

RECOGNITION OF RESTRICTED
 STOCK AWARDS                                    --            --           69         53             --         --            122

STOCK OPTIONS EXERCISED                       5,145             5           --         --             71         --             76

PURCHASE OF COMMON STOCK                    (25,000)          (21)          --         --           (417)        --           (438)

                                         -----------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 6, 1997               29,898,610      $ 24,916      $   599      $(502)     $ 158,822      $ 259      $ 184,094
                                         =========================================================================================




BALANCE, DECEMBER 27, 1997               29,923,287      $ 24,936      $   999      $(488)     $ 160,682      $ 393      $ 186,522
                                         -----------------------------------------------------------------------------------------

COMPREHENSIVE INCOME:
   Net Income                                    --            --           --         --         21,341         --         21,341
   Net change in unrealized gain on
     marketable securities                       --            --           --         --             --       (386)          (386)
                                         -----------------------------------------------------------------------------------------
   Total comprehensive income                    --            --           --         --         21,341       (386)        20,955

CASH DIVIDENDS PAID                              --            --           --         --        (21,571)        --        (21,571)

ISSUANCE OF RESTRICTED STOCK                 24,450            20          491       (511)            --         --             --

RECOGNITION OF RESTRICTED
 STOCK AWARDS                                (7,049)           (5)        (272)       430             --         --            153

STOCK OPTIONS EXERCISED                      55,826            46          955         --             --         --          1,001

PURCHASE OF COMMON STOCK                    (12,379)          (10)        (285)        --             --         --           (295)

                                         -----------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 5, 1998               29,984,135      $ 24,987      $ 1,888      $(569)     $ 160,452      $   7      $ 186,765
                                         =========================================================================================


See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THIRTY-SIX WEEKS ENDED SEPTEMBER 5, 1998 AND SEPTEMBER 6, 1997

(In thousands)

                                                           Thirty-Six Weeks Ended
                                                       -----------------------------
                                                       September 5,     September 6,
                                                           1998             1997
                                                       ------------     ------------
OPERATING ACTIVITIES:
Net income                                               $ 21,341         $ 20,989
Adjustments to reconcile net income to cash
  provided by operating activities
     Depreciation                                          14,858           13,690
     Gain on sale and impairment of property, net            (812)            (799)
     Deferred income taxes                                    978            2,560
     Other, net                                               956              598
   Changes in operating assets and liabilities             (7,211)           2,839
                                                         --------         --------
Net cash flow from operating activities                    30,110           39,877
                                                         --------         --------

INVESTING ACTIVITIES:
   Purchases of property                                  (29,037)         (24,606)
   Proceeds from sale of property                           1,386           10,268
   Purchases of marketable securities                        (941)         (12,753)
   Sales of marketable securities                           4,993            2,872
   Maturities of marketable securities                      5,201            8,125
   Other, net                                                  97               84
                                                         --------         --------
Net cash used in investing activities                     (18,301)         (16,010)
                                                         --------         --------

FINANCING ACTIVITIES:
   Dividends paid                                         (21,571)         (21,521)
   Issuance (purchase) of common stock, net                   706             (356)
                                                         --------         --------
Net cash used in financing activities                     (20,865)         (21,877)
                                                         --------         --------

(DECREASE)/INCREASE IN CASH                                (9,056)           1,990
CASH, BEGINNING OF PERIOD                                  34,040           29,764
                                                         --------         --------
CASH, END OF PERIOD                                      $ 24,984         $ 31,754
                                                         ========         ========

SUPPLEMENTAL INFORMATION:
Cash paid for income taxes                               $  7,829         $  3,955
                                                         ========         ========









See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


   1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of September 5, 1998 and December 27, 1997, the consolidated results of operations for the thirty-six weeks ended September 5, 1998 and September 6, 1997 and the consolidated cash flows for the thirty-six weeks ended September 5, 1998 and September 6, 1997. All 1997 amounts have been reclassified to conform with the 1998 presentation.

   2. The consolidated results of operations for the twelve and thirty-six weeks weeks ended September 5, 1998 and September 6, 1997 are not necessarily indicative of the results to be expected for a full year.

   3. The Company's primary raw materials include peanuts, peanut butter, flour and other grain products. The Company enters into various forward purchase agreements and derivative financial instruments to reduce the impact of volatility in raw material prices. The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. Amounts payable or receivable under the agreements, which qualify as hedges, are recognized as deferred gains or losses and included in other assets or other liabilities. These deferred amounts are charged or credited to cost of sales as the related raw materials costs are charged to operations.

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

         Inventories at September 5, 1998 and December 27, 1997 consisted of (in thousands):

                                                           September 5, 1998    December 27, 1997
                                                           -----------------    -----------------
         Finished goods                                        $ 15,998             $ 15,047
         Raw materials                                            4,402                4,133
         Supplies, etc                                            4,691                3,986
                                                               --------             --------
         Total inventories at FIFO cost                          25,091               23,166
         Less: Adjustment to reduce FIFO costs to LIFO           (4,837)              (5,284)
                                                               --------             --------
         Total inventories at LIFO cost                        $ 20,254             $ 17,882
                                                               ========             ========

LANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


   5. The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share at September 5, 1998 and September 6, 1997 (there were no reconciling items for the numerator amounts of basic and diluted earnings per share):

                                                                       September 5,      September 6,
                                                                           1998              1997
                                                                       ------------      ------------
         Weighted average number of common shares used in
          computing basic earnings per share                            29,935,000        29,898,000

         Effect of dilutive stock options                                  108,000           119,000
                                                                        ----------        ----------

         Weighted average number of common shares and
          dilutive potential common stock used in computing
          diluted earnings per share
                                                                        30,043,000        30,017,000
                                                                        ==========        ==========

         Stock options excluded from the above reconciliation
          because they are anti-dilutive                                   437,000            88,000
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

         During the thirty-six weeks ended September 5, 1998, other comprehensive income consisted of a $386,000 loss, net of taxes. Holding gains arising during the period were $14,000, net of taxes, while the reclassification adjustment for gains included in net income totaled $400,000, net of taxes.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The Company's financial position remains strong. Through cash generated from operations, existing cash and marketable securities and unused debt capacity, the Company has sufficient financial resources to meet its ongoing operating needs, cash dividend payments, capital expenditures and stock repurchases.

Cash, cash equivalents and marketable securities at September 5, 1998 decreased $18.4 million from December 27, 1997. The Company has maintained its regular quarterly dividend of $0.24 per share amounting to $21.6 million for the thirty-six weeks ended September 5, 1998. In addition, capital expenditures were $29.0 million for that period and are expected to reach $50.0 million for 1998. Dividends and capital expenditures were funded through $30.1 million of cash flow from operating activities and through reductions of cash and marketable securities.

Accounts receivable increased $5.8 million from December 27, 1997 reflecting seasonality of sales and differences in the timing of billings and collections. Inventories increased $2.4 million to support back-to-school sales efforts and higher production schedules for traditionally higher sales levels in the early part of the fourth quarter. Prepaid expenses and other current assets increased $1.4 million due to the timing of insurance payments and certain marketing expenses.

Property increased by a net of $13.6 million since December 27, 1997. Purchases of property amounted to $29.0 million while depreciation totaled $14.9 million. Purchases of property included expenditures for vending machines, automated packaging equipment, information technology projects, handheld computers for field sales representatives and point-of-sale displays.

Current liabilities increased to $40.2 million at September 5, 1998 compared to $37.3 million at December 27, 1997 reflecting changes in the timing of disbursements and from an increased level of property purchases. Accrued liabilities decreased $1.7 million primarily related to compensation and benefits, including payments of profit sharing contributions, incentive compensation and casualty insurance claims.

Other liabilities and deferred credits increased $1.4 million due to provisions for postretirement healthcare costs and an increased deferred tax liability primarily from accelerated tax depreciation on increased property purchases.


Quarter (12 Weeks) Ended September 5, 1998 Compared to Quarter (12 Weeks) Ended September 6, 1997

Net sales and other operating revenue increased $1.8 million, or 1.6%, over the same period last year to $112.1 million. Revenues from grocery, vending and private label improved. Partially offsetting these increases were lower sales of single-serve, branded products.

Cost of sales decreased $0.9 million, improving gross margin to 55.0% as compared to 53.5% in the same period last year. The improved gross margin resulted from improved manufacturing efficiencies and from lower raw material costs, principally flour.

Selling and delivery expenses increased $3.2 million, to 41.3% of revenues as compared to 39.1% in the same period last year, due to additional support to sales and marketing initiatives. Personnel and training costs were higher due to efforts to improve service levels across all distribution channels. Aggressive trade allowance programs were in place for back-to-school promotions in grocery and mass merchants. General and administrative costs were $0.3 million lower than last year due to lower costs for benefits. Other income was $0.2 million higher than the same period last year due to dispositions of equipment and marketable securities.

The Company's effective tax rate of 37.4% was lower than the 37.8% for last year due to changes in the composition of sales and earnings.

Net income of $6.9 million or $0.23 per share on a diluted basis equaled net income and net income per share for the same period last year.



Thirty-Six Weeks Ended September 5, 1998 Compared to Thirty-Six Weeks Ended September 6, 1997

Net sales and other operating revenue decreased $0.7 million over the same period last year to $340.6 million. Increases in sales through grocery, vending and private label were offset by lower sales of single-serve, branded products.

Cost of sales decreased $7.3 million, improving gross margin to 54.8% as compared to 52.7% in the same period last year. The majority of the improved gross margin resulted from improved manufacturing efficiencies with the remaining coming from lower raw material costs, principally flour.

Selling and delivery expenses increased $7.2 million, to 40.7% of revenues as compared to 38.4% in the same period last year, due to additional support to sales and marketing initiatives. Personnel and training costs were higher due to efforts to improve service levels across all distribution channels. Consumer promotion activities in the first half of the year and trade allowance programs throughout the period were also increased. General and administrative costs were $0.7 million lower than last year due to lower costs for benefits and professional fees. Other income was $0.6 million higher than the same period last year due to dispositions of equipment and marketable securities.

The Company's effective tax rate of 37.4% was lower than the 38.2% for last year due to changes in the composition of sales and earnings.

Net income of $21.3 million, or $0.71 per share on a diluted basis, increased $0.4 million, 1.7%, from the same period last year, which was $0.70 per share on a diluted basis.



Year 2000 Issues

The Company has organized its activities to address Year 2000 issues in four phases: (1) initial assessment and project organization; (2) remediation and testing; (3) assessment of third-party readiness and impacts and (4) contingency planning. The timing of each of these phases overlaps each other. The Company has completed the first phase, which included an assessment of hardware and software applications; implementation of a vendor management program; awareness training throughout the Company; establishment of compliance testing principles and standards; and development of the project master plan.

The second phase, remediation and testing, is well underway and is expected to be completed for all critical internal hardware and software applications (commonly referred to as "IT systems") by the end of 1998. Other applications not internal to the Company (commonly referred to as "non-IT systems") include applications such as energy supply, telecommunications, facility operation and security, automated production controllers and financial services such as banking and benefit plan administration. In addition, the Company has non-IT systems included in its vending machine operations and direct-store-delivery distribution system. Remediation and testing for non-IT systems has begun and is expected to be completed for all critical applications by the end of the first quarter of 1999.

The third phase, assessment of third party readiness and impacts, has also begun and is expected to be completed by mid-1999. The Company has received a majority of responses to initial inquiries of material third party relationships. The Company plans to validate readiness responses for its key relationships as it assesses its contingency planning requirements. The Company's key relationships include suppliers of flour, peanuts, peanut butter, energy and production and distribution equipment. The fourth phase, contingency planning, has just begun and is expected to be completed early in the fourth quarter of 1999.

Year 2000 compliance costs are expected to range from $0.7 million to $1.0 million of external costs, of which approximately $0.4 million have been incurred. In addition, the Company is using internal resources for a cross-functional steering committee and three project co-managers. The estimated compliance costs do not include costs for system replacements. Essentially all of the Company's systems have been replaced during the last three years or will be replaced by the end of 1998 as part of the integrated information systems project initiated in 1995.

At this stage of the Company's Year 2000 readiness activities, the Company's assessment is that the failure of non-IT systems and lack of readiness by third parties would not have a material adverse effect on revenues since a majority of sales are to a large number and wide variety of customers. While such failures would likely cause increased operating expenses, the Company does not expect a material effect on the results of operations, liquidity or financial condition. The Company will continue to assess possible increased operating expenses as the Company's Year 2000 readiness activities continue.


Safe Harbor Statement

This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those forward-looking statements. Factors that may cause actual results to differ materially include, price competition, industry consolidation, raw material costs, effectiveness of sales and marketing activities and effectiveness of Year 2000 readiness activities, as described in
Exhibit 99 to this Form 10-Q.

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

                   4 Preferred Shares Rights Agreement dated July 14, 1998 by and between the Registrant and Wachovia Bank, N.A., together with the Form of Rights Certificate attached as Exhibit B. thereto. Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-A filed on July 15, 1998.

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

                  99 Cautionary Statement under Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

         (b)      Reports on Form 8-K

                  On July 15, 1998, the Registrant filed Form 8-K to report the declaration of a dividend of one Right for each outstanding share of Common Stock. The description and terms of the Rights are set forth in the Preferred Shares Rights Agreement dated July 14, 1998 between the Registrant and the Rights Agent.

                  No other reports on Form 8-K were filed during the 12 weeks ended September 5, 1998.

     Items 1 through 5 are inapplicable and have been omitted.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             LANCE, INC.

                                             By: /s/ B. Clyde Preslar
                                                 ------------------------------
                                                 B. Clyde Preslar
                                                 Vice President and Principal
                                                   Financial Officer


Dated: October 6, 1998