Form 10-K
period 1998-12-26
LANCE INC
filed 1999-03-25
CIK 57528

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 26, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of shares of the Registrant's $.83-1/3 par value Common Stock, its only outstanding class of voting stock, held by non-affiliates as of February 19, 1999 was approximately $380,000,000.

The number of shares outstanding of the Registrant's $.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of February 19, 1999, was 29,992,698 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following annual report to security holders and proxy statement are incorporated by reference into the indicated parts of this Annual Report on Form 10-K:

      Incorporated Documents                       Parts into which Incorporated
      ----------------------                       -----------------------------
Proxy Statement for Annual Meeting of                   Parts I and III
Stockholders to be held April 16, 1999

Annual Report to Stockholders for the                   Part II
fiscal year ended December 26, 1998

                                     PART I

ITEM 1.  BUSINESS

               The Registrant manufactures, markets and distributes a variety of branded and private label snack foods and bakery products. Product categories include branded sandwich crackers, sandwich cookies, restaurant crackers and bread basket items, candy, chips, meat snacks, nuts and private label cookies and crackers, of which approximately 76% are manufactured and approximately 24% are purchased for resale. Products are distributed through the Registrant's direct-store-delivery ("DSD") system and through direct shipments via its own transportation fleet and/or third party common carriers. Products are packaged as individual, single servings and as larger packages or multi-pack configurations.

               The Registrant's branded products are distributed to grocery stores, convenience stores, owned and third party vending machines, food service institutions, and through "up and down the street" outlets such as recreational facilities, offices and independent retailers. Private label cookies and crackers are distributed primarily to grocery stores and mass merchants. Branded and private label sales are fairly evenly distributed among these outlets. The majority of branded product sales occur within a 24-state area in the southeastern United States where the Registrant's DSD system operates. Private label sales occur throughout the United States and in Canada.

               The Registrant's products are sold under various trade names and registered trademarks that it owns, including LANCE, TOASTCHEE, LANCHEE, RYE CHEE, CHOC-O-LUNCH, VAN-O-LUNCH, NEKOT, GOLD-N-CHEES, BIG TOWN, CAPTAIN'S WAFERS and VISTA.

               Sales are made primarily by the Registrant's own DSD and non-DSD sales representatives, and also through brokers and distributors. The DSD organization is administered through 23 sales districts that are divided into 272 sales branches, each under the direction of a branch manager. Within each branch are sales territories, each serviced by one representative. At December 26, 1998, there were 1,981 sales territories. The Registrant uses its own fleet of tractors and trailers to make weekly deliveries of its products to the sales territories. The Registrant provides its representatives with stockroom space for their inventory requirements. The representatives load their own trucks from these stockrooms for delivery to customers and to service vending machines owned by the Registrant. The Registrant owns and operates vending machines in approximately 60,000 locations. These vending machines are made available to customers primarily on a commission or rental basis. The machines are not designed or manufactured specifically for the Registrant, and their use is not limited to any particular sales area or class of customer.

               Since late 1995 and early 1996, the Company has initiated a number of activities to revitalize its operations and position itself for future growth. These activities include cost reductions, systems development, organizational improvements, sales/marketing initiatives and external development planning.

               The Registrant's cost reduction efforts began in 1995 upon the announcement of two plant closures and consolidation of certain of its DSD territories. Although those specific efforts were completed in 1996, the cost reduction efforts continue in almost every aspect of operations. Significant progress has been made within manufacturing and distribution areas through process improvements and capital expenditures. Raw material costs have also had a favorable impact through lower commodity costs for flour and peanuts and through improved relationships with vendors. These trends continued during 1998.

               In late 1995, the Registrant began the replacement of every major information system. These efforts concluded during 1998 with the implementation of the new route management system for the Registrant's DSD operations and with the rollout of new handheld computers used by the DSD field sales representatives. Capital expenditures during 1998 for information technology amounted to approximately $16 million.

               During 1998, the Registrant appointed its new Vice President of Sales, filling a key position on its senior management team. The senior management team has extensive experience in the food and beverage industry and has also recruited a number of excellent mid-level managers to complement positions held by long-term employees.

               The Registrant's strategic plans focus on developing its business through branded products, private label products and leveraging its distribution capabilities. The strategic plans call for sales growth that is driven by improved sales and marketing initiatives that are funded through continued cost reduction activities. To supplement internal growth capabilities, the Registrant is also exploring external growth opportunities that would fit within its strategic plans.

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

               On December 26, 1998, the Registrant and its subsidiaries had 4,616 employees, none of whom were covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

               The Registrant's principal plant and general offices are located in Charlotte, North Carolina on a 288-acre tract owned by the Registrant. The main facility at this location is an air-conditioned and sprinklered plant, office building and cafeteria of brick and steel containing approximately 670,000 square feet. The manufacturing portion of this facility houses seven oven lines and is equipped with storage facilities to handle many of the Registrant's raw materials in bulk and is operated on a continuous three-shift basis. Adjacent to the main facility is an air-conditioned and sprinklered plant of brick and steel used for processing potato chips, corn chips and similar products containing approximately 140,000 square feet, which is operated on a continuous two-shift basis. Also adjacent to the main facility are a 70,400 square foot precast concrete building, which houses a vending machine repair and maintenance facility, an 11,000 square foot brick and steel building, which houses vehicle maintenance operations, 50,000 square foot, 40,000 square foot and 14,000 square foot metal warehouse buildings and a 5,500 square foot brick veneer office building.

               The Registrant also owns a plant located on an 18.5-acre tract in Burlington, Iowa. The plant is of masonry and steel and contains approximately 313,000 square feet. This plant houses eight oven lines, certain of which are operated on a continuous three-shift basis. Adjacent to the plant is a steel storage building of approximately 5,800 square feet.

               The Registrant leases office space and most of its stockroom space in various towns and cities, mainly on month-to-month tenancies, and a building in Greenville, Texas containing approximately 6,150 square feet which serves as a distribution and vending maintenance center.

               The Registrant believes that it has sufficient production capacity to meet foreseeable demand in 1999.

SEPARATE ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

               Information as to executive officers of the Registrant who are directors or nominees of the Registrant is incorporated herein by reference to the section captioned Election of Directors in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held April 16, 1999. Information as to each executive officer of the Registrant who is not a director or a nominee is as follows:

         Name                Age           Information About Officer
         ----                ---           -------------------------

L. Rudy Gragnani              45    Vice President of Lance, Inc. since 1997;
                                    Vice President of Coca-Cola Bottling Company of New York 1996-1997 and Director of
                                    Information Services of Coca-Cola Bottling
                                    Co. Consolidated 1988-1996

Earl D. Leake                 47    Vice President of Lance, Inc. since 1995 and
                                    Treasurer and Assistant Secretary 1988-1995

B. Clyde Preslar              44    Vice President, Treasurer and Chief
                                    Financial Officer of Lance, Inc. since 1996;
                                    Director, Financial Services of Worldwide
                                    Power Tools Group (a consumer products
                                    division of The Black and Decker
                                    Corporation) 1993-1996 and Director,
                                    Corporate Business Planning and Analysis of
                                    The Black and Decker Corporation 1991-1993

Dominic J. Sidari             45    Vice President of Lance, Inc. since 1998;
                                    Vice President, Sales of Pepperidge Farm division of Campbell 1977 - 1998

Richard G. Tucker             44    Vice President of Lance, Inc. since 1996 and
                                    President of Lance Company since 1999; Plant
                                    Manager (bakery division) of RJR Nabisco
                                    Holdings Corporation (consumer products
                                    company) 1989-1996

Gregory M. Venner             41    Vice President of Lance, Inc. since 1997;
                                    Marketing Director and Business Director,
                                    Tropicana Products (food products company)
                                    1993-1996 and Marketing Director, Conagra
                                    Frozen Foods 1990-1993

H. Dean Fields                57    President of Vista Bakery, Inc. (subsidiary
                                    of Lance, Inc.) since 1996 and Manager,
                                    Columbia, South Carolina Plant of Vista
                                    Bakery, Inc. 1993-1996

James C. Melton               39    Corporate Controller and Principal
                                    Accounting Officer of Lance, Inc. since
                                    1997; independent financial consultant
                                    1995-1996; Corporate Controller and
                                    Assistant Treasurer, Kayser-Roth Corporation
                                    (consumer products company) 1990-1994

Robert S. Carles              58    Secretary of Lance, Inc. since 1997,
                                    Assistant Secretary 1981-1997 and Corporate
                                    Attorney since 1976


               All the executive officers were appointed to their current positions at the Annual Meeting of the Board of Directors effective April 17, 1998, except that Mr. Sidari was appointed effective April 20, 1998. All of the Registrant's executive officers' terms of office extend until the next Annual Meeting of the Board of Directors and until their successors shall have been duly elected and qualified.

               Items 3 and 4 are inapplicable and have been omitted.


                                     PART II

               Items 5 through 8 are incorporated herein by reference to pages 17 through 34 of the Registrant's 1998 Annual Report to Stockholders.

               Item 9 is inapplicable and has been omitted.

                                    PART III

               Items 10 through 13 are incorporated herein by reference to the sections captioned Principal Stockholders and Holdings of Management, Election of Directors, Compensation/Stock Option Committee Interlocks and Insider Participation, Director Compensation, Executive Officer Compensation and Compliance with Section 16(a) of the Securities Exchange Act of 1934 in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held April 16, 1999 and to the Separate Item in Part I of this Annual Report captioned Executive Officers of the Registrant.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)     1.             Financial Statements.

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

               3.             Exhibits.

                              3.1 Restated Articles of Incorporation of Lance,
Inc. as amended through April 17, 1998, incorporated herein by reference to
Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998.

                              3.2 Articles of Amendment of Lance, Inc. dated
July 14, 1998 designating rights, preferences and privileges of the Registrant's Series A Junior Participating Preferred Stock.

                              3.3 Bylaws of Lance, Inc., as amended through
April 21, 1995, incorporated herein by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended June 17, 1995.

                              4.1 See 3.1, 3.2 and 3.3 above.

                              4.2 Preferred Shares Rights Agreement dated July
14, 1998 between the Registrant and Wachovia Bank, N.A., together with the Form of Rights Certificate attached as Exhibit B thereto, incorporated herein by reference to Exhibit 4.1 to the Registrant's Form 8-A filed on July 15, 1998.

                              10.1 Lance, Inc. 1991 Stock Option Plan,
incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, Registration No. 33-41866.

                              10.2 Lance, Inc. 1983 Incentive Stock Option Plan,
incorporated herein by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 1987.

                              10.3 Lance, Inc. 1995 Nonqualified Stock Option
Plan for Non-Employee Directors, as amended, incorporated herein by reference to
Exhibit 4 to the Registrant's Registration Statement on Form S-8, File No. 33-58839, as amended by Post Effective Amendment No. 1.

                              10.4 Lance, Inc. 1997 Incentive Equity Plan,
incorporated herein by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8, File No. 333-25539.

                              10.5* Lance, Inc. Benefit Restoration Plan,
incorporated herein by reference to Exhibit 10(vi) to the Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended June 11, 1994.

                              10.6* Lance, Inc. Annual Corporate Performance
Incentive Plan - Officers - 1997, incorporated herein by reference to Exhibit
10.3 to the Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended June 14, 1997.

                              10.7* Lance, Inc. Long-Term Incentive Plan -
Officers - 1997, incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended June 14, 1997.

                              10.8* Lance, Inc. 1998 Annual Corporate
Performance Incentive Plan for Officers, incorporated herein by reference to
Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended March 21, 1998.

                              10.9* Lance, Inc. 1998 Long-Term Incentive Plan
for Officers, incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998.

                              10.10* Chairman of the Board Compensation Letter
dated April 19, 1996 incorporated herein by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended June 15, 1996.

                              10.11* Chairman of the Board Compensation Letter
dated October 6, 1998.

                              10.12* Form of Compensation and Benefits Assurance
Agreement between the Registrant and each of Paul A. Stroup, III, Earl D. Leake,
B. Clyde Preslar, Richard G. Tucker, Gregory M. Venner, L. R. Gragnani, H. Dean Fields and Dominic J. Sidari, incorporated herein by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

---------------
* Management contract.

                              10.13* Executive Severance Agreement dated
November 7, 1997 between the Registrant and Paul A. Stroup, III, incorporated herein by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

                              10.14* Executive Severance Agreement dated
November 7, 1997 between the Registrant and Earl D. Leake, incorporated herein by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

                              10.15* Form of Executive Severance Agreement
between the Registrant and each of B. Clyde Preslar, Richard G. Tucker, Gregory
M. Venner, L. R. Gragnani, H. Dean Fields and Dominic J. Sidari, incorporated herein by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

                              10.16* Early Retirement Agreement dated June 10,
1998 between Lance, Inc. and Peter M. Duggan and related Amendment Agreement dated June 26, 1998 between Lance, Inc. and Peter M. Duggan.

                              13 The Registrant's 1998 Annual Report to
Stockholders. This Annual Report to Stockholders is furnished for the information of the Commission only and, except for the parts thereof incorporated by reference in this Report on Form 10-K, is not to be deemed "filed" as a part of this filing.

                              21 List of the Subsidiaries of the Registrant.

                              23 Consent of KPMG LLP.

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

                              99 Cautionary Statement under the Safe Harbor
Provisions of the Private Securities Litigation Reform Act of 1995.

               (b)            Reports on Form 8-K

                              There were no reports on Form 8-K required to be
filed by the Registrant during the 16 weeks ended December 26, 1998.

---------------
* Management contract.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               LANCE, INC.

Dated:  March 25, 1999                         By: /s/ B. Clyde Preslar
                                                   -----------------------------
                                                   B. Clyde Preslar
                                                   Vice President

               Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Capacity                           Date
---------                      --------                           ----

/s/ Scott C. Lea               Chairman of the Board              March 25, 1999
------------------------       and Director
Scott C. Lea

/s/ P. A. Stroup, III
------------------------       President, Chief Executive         March 25, 1999
P. A. Stroup, III              Officer and Director
                               (Principal Executive Officer)

/s/ B. Clyde Preslar
------------------------       Vice President (Principal          March 25, 1999
B. Clyde Preslar               Financial Officer)

/s/ James C. Melton
------------------------       Controller (Principal              March 25, 1999
James C. Melton                Accounting Officer)

/s/ Alan T. Dickson
------------------------       Director                           March 25, 1999
Alan T. Dickson

/s/ J. W. Disher
------------------------       Director                           March 25, 1999
J. W. Disher

/s/ James H. Hance, Jr.
------------------------       Director                           March 25, 1999
James H. Hance, Jr.

/s/ William R. Holland
----------------------------   Director                           March 25, 1999
William R. Holland

/s/ Weldon H. Johnson
----------------------------   Director                           March 25, 1999
Weldon H. Johnson

/s/ Wilbur J. Prezzano
----------------------------   Director                           March 25, 1999
Wilbur J. Prezzano

/s/ Robert V. Sisk
----------------------------   Director                           March 25, 1999
Robert V. Sisk

/s/ Isaiah Tidwell
----------------------------   Director                           March 25, 1999
Isaiah Tidwell

/s/ Nancy Van Every McLaurin
----------------------------   Director                           March 25, 1999
Nancy Van Every McLaurin

/s/ S. Lance Van Every
----------------------------   Director                           March 25, 1999
S. Lance Van Every

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.




                                    FORM 10-K
                                FOR CORPORATIONS




                        ITEM 14(a) - FINANCIAL STATEMENTS

                                TABLE OF CONTENTS


                          Annual Report to Stockholders
                                                                            Page
                                                                            ----
Data incorporated by reference from the 1998
 Annual Report to Stockholders of Lance, Inc.
 and Subsidiaries:

Independent Auditors' Report.................................................33

Consolidated Balance Sheets, December 26, 1998 and December 27, 1997.........22

For the Fiscal Years Ended December 26, 1998, December 27, 1997
 and December 28, 1996:
   Consolidated Statements of Income ........................................21
   Consolidated Statements of Stockholders' Equity and Comprehensive Income..23
   Consolidated Statements of Cash Flows.....................................24

 Notes to Consolidated Financial Statements..................................25


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

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    EXHIBITS
                                  Item 14(a)(3)


                                    FORM 10-K
                                  ANNUAL REPORT

For the fiscal year ended                                 Commission File Number
  December 26, 1998                                                 0-398


                                   LANCE, INC.

                                  EXHIBIT INDEX

Exhibit
  No.          Exhibit Description
-------        -------------------

3.1 Restated Articles of Incorporation of Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to
               Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998.

3.2 Articles of Amendment of Lance, Inc. dated July 14, 1998 designating rights, preferences and privileges of the Registrant's Series A Junior Participating Preferred Stock.

3.3 Bylaws of Lance, Inc., as amended through April 21, 1995, incorporated herein by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended June 17, 1995.

4              See 3.1, 3.2 and 3.3 above.

4.2 Preferred Shares Rights Agreement dated July 14, 1998 between the Registrant and Wachovia Bank, N.A., together with the Form of Rights Certificate attached as Exhibit B thereto, incorporated herein by reference to Exhibit 4.1 to the Registrant's Form 8-A filed on July 15, 1998.

10.1 Lance, Inc. 1991 Stock Option Plan, incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, Registration No. 33-41866.

10.2 Lance, Inc. 1983 Incentive Stock Option Plan, incorporated herein by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 1987.

10.3 Lance, Inc. 1995 Nonqualified Stock Option Plan for Non-Employee Directors, as amended, incorporated herein by reference to
               Exhibit 4 to the Registrant's Registration Statement on Form S-8, File No. 33-58839, as amended by Post Effective Amendment No. 1.

10.4 Lance, Inc. 1997 Incentive Equity Plan, incorporated herein by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8, File No. 333-25539.

10.5* Lance, Inc. Benefit Restoration Plan, incorporated herein by reference to Exhibit 10(vi) to the Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended June 11, 1994.

10.6* Lance, Inc. Annual Corporate Performance Incentive Plan - Officers - 1997, incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended June 14, 1997.

10.7* Lance, Inc. Long-Term Incentive Plan - Officers - 1997, incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended June 14, 1997.

10.8* Lance, Inc. 1998 Annual Corporate Performance Incentive Plan for Officers, incorporated herein by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended March 21, 1998.

10.9* Lance, Inc. 1998 Long-Term Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998.

10.10* Chairman of the Board Compensation Letter dated April 19, 1996 incorporated herein by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended June 15, 1996.

10.11*         Chairman of the Board Compensation Letter dated October 6, 1998.

10.12* Form of Compensation and Benefits Assurance Agreement between the Registrant and each of Paul A. Stroup, III, Earl D. Leake, B. Clyde Preslar, Richard G. Tucker, Gregory M. Venner, L. R. Gragnani, H. Dean Fields and Dominic J. Sidari, incorporated herein by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.


---------------
* Management contract.

10.13* Executive Severance Agreement dated November 7, 1997 between the Registrant and Paul A. Stroup, III, incorporated herein by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.14* Executive Severance Agreement dated November 7, 1997 between the Registrant and Earl D. Leake, incorporated herein by reference to
               Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.15* Form of Executive Severance Agreement between the Registrant and each of B. Clyde Preslar, Richard G. Tucker, Gregory M. Venner,
               L. R. Gragnani, H. Dean Fields and Dominic J. Sidari, incorporated herein by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.16* Early Retirement Agreement dated June 10, 1998 between Lance, Inc. and Peter M. Duggan and related Amendment Agreement dated June 26, 1998 between Lance, Inc. and Peter M. Duggan.

13 The Registrant's 1998 Annual Report to Stockholders. This Annual Report to Stockholders is furnished for the information of the Commission only and, except for the parts thereof incorporated by reference in this Report on Form 10-K, is not to be deemed "filed" as a part of this filing.

21             List of the Subsidiaries of the Registrant.

23             Consent of KPMG LLP.

27.1           Financial Data Schedule. (Filed in electronic format only.
               Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)

99 Cautionary Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.


---------------
* Management contract.