Form 10-Q
period 1999-03-27
LANCE INC
filed 1999-05-07
CIK 57528

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter (Thirteen Weeks)        Ended March 27, 1999
                                 ---------------------------------------------

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ To ________________________

Commission file number                      0-398
                      ---------------------------------------------------------

                                   LANCE, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       NORTH CAROLINA                               56-0292920
-------------------------------         ---------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or organization)

     8600 South Boulevard (P.O. Box 32368), Charlotte, North Carolina 28232
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  704-554-1421
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
-------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes         X                               No
                 --------------                            -----------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       Common Stock, $0.83-1/3 par value -
                 29,957,997 shares outstanding as of May 4, 1999

LANCE, INC. AND SUBSIDIARIES


INDEX

                                                                                                           Page
                                                                                                           ----
PART I.  FINANCIAL INFORMATION:
Financial Statements:

       Condensed Consolidated Balance Sheets - March 27, 1999
            (Unaudited) and December 26, 1998 ..........................................................      3

       Condensed Consolidated Statements of Income (Unaudited) - Thirteen Weeks
            Ended March 27, 1999 and Twelve Weeks Ended March 21, 1998  ................................      4

       Condensed Consolidated Statements of Stockholders' Equity (Unaudited) -
            Thirteen Weeks Ended March 27, 1999 and Twelve Weeks Ended
            March 21, 1998 .............................................................................

       Condensed Consolidated Statements of Cash Flows (Unaudited) - Thirteen
            Weeks Ended March 27, 1999 and Twelve Weeks Ended March 21, 1998 ...........................      6

       Notes to Condensed Consolidated Financial Statements ............................................      7

       Management's Discussion and Analysis of Financial Condition and
            Results of Operations ......................................................................     10

PART II.  OTHER INFORMATION:

       Exhibits and Reports on Form 8-K ................................................................     13

SIGNATURES..............................................................................................     14

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
March 27, 1999 (UNAUDITED) AND December 26, 1998

(In thousands, except share and per share data)

                                                                                March 27,                December 26,
                                                                                  1999                        1998
                                                                                ---------                ------------
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents                                                       $   5,439                $   7,856
Marketable securities                                                                  --                    9,126
Accounts receivable (less allowance for doubtful accounts)                         42,131                   39,616
Inventories (Notes 3 and 4)                                                        21,478                   20,331
Deferred income tax benefit                                                         6,881                    5,808
Income tax receivable                                                                  --                    2,800
Prepaid expenses and other                                                          2,774                    1,943
                                                                                ---------                ---------
   Total current assets                                                            78,703                   87,480

PROPERTY, NET                                                                     160,400                  161,683

OTHER ASSETS                                                                        2,424                    2,240
                                                                                ---------                ---------
TOTAL ASSETS                                                                    $ 241,527                $ 251,403
                                                                                =========                =========


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable                                                                $   7,595                $   9,231
Accrued liabilities                                                                18,683                   25,160
                                                                                ---------                ---------
   Total current liabilities                                                       26,278                   34,391
                                                                               ===========               =========

OTHER LIABILITIES AND DEFERRED CREDITS:
Deferred income taxes                                                              13,274                   12,122
Accrued postretirement health care costs                                           12,504                   12,350
Accrual for insurance claims                                                        3,292                    3,529
Supplemental retirement benefits                                                    2,873                    2,927
                                                                                ---------                ---------
   Total other liabilities and deferred credits                                    31,943                   30,928
                                                                                =========                =========

STOCKHOLDERS' EQUITY:
Common stock, $0.83 1/3 par value (authorized: 75,000,000 shares;
   issued 29,957,997 shares in 1999; 29,989,210 in 1998)                           24,964                   24,991
Preferred stock, $1.00 par value (authorized: 5,000,000 shares;
   none issued)                                                                        --                       --
Additional paid in capital                                                          2,973                    1,981
Unamortized portion of restricted stock awards                                     (1,483)                    (502)
Retained earnings                                                                 156,852                  159,524
Net unrealized gain on marketable securities                                           --                       90
                                                                                ---------                ---------
   Total stockholders' equity                                                     183,306                  186,084
                                                                                ---------                ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 241,527                $ 251,403
                                                                                =========                =========


See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the THIRTEEN WEEKS ENDED March 27, 1999 AND THE TWELVE WEEKS
ENDED March 21, 1998 (Note 2)

(In thousands, except share and per share data)

                                                                                (See Note 2)
                                                              ----------------------------------------------
                                                               Thirteen Weeks Ended       Twelve Weeks Ended
                                                                   March 27, 1999           March 21, 1998
                                                               --------------------       ------------------

NET SALES AND OTHER OPERATING REVENUE                              $   120,789               $   110,226
                                                                   -----------               -----------

COST OF SALES AND OPERATING EXPENSES:
Cost of sales (Note 3)                                                  54,024                    50,816
Selling, marketing and delivery                                         51,036                    44,222
General and administrative                                               5,362                     4,508
Provision for profit-sharing retirement plan                             1,238                     1,431
                                                                   -----------               -----------

     Total                                                             116,660                   100,977
                                                                   -----------               -----------

PROFIT FROM OPERATIONS                                                   9,129                     9,249

OTHER INCOME, NET                                                          251                     1,218
                                                                   -----------               -----------

INCOME BEFORE INCOME TAXES                                               9,380                    10,467

INCOME TAXES                                                             3,506                     3,953
                                                                   -----------               -----------

NET INCOME                                                         $     5,874               $     6,514
                                                                   ===========               ===========


SHARE AND PER SHARE AMOUNTS (Note 5)

Net Income:
     Basic                                                         $      0.20               $      0.22
                                                                   ===========               ===========
     Diluted                                                       $      0.20               $      0.22
                                                                   ===========               ===========

Cash dividends                                                     $      0.24               $      0.24
                                                                   ===========               ===========

Weighted average shares of common stock outstanding:
     Basic                                                          29,940,000                29,900,000
                                                                   ===========               ===========
     Diluted                                                        30,030,000                30,073,000
                                                                   ===========               ===========








See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THIRTEEN WEEKS ENDED MARCH 27, 1999 AND THE TWELVE WEEKS ENDED
MARCH 21, 1998
------------------------------------------------------------------------------

(In thousands, except share data)

                                                                                                          Net
                                                                            Unamortized              Unrealized
                                                                 Additional  Portion of               Gain on
                                                     Common       Paid-in    Restricted    Retained  Marketable
                                        Shares       Stock        Capital   Stock Awards   Earnings  Securities    Total
                                        ------       -----        -------   ------------   --------  ----------    -----
BALANCE, DECEMBER 27, 1997            29,923,287     $ 24,936     $   999     $(  488)    $ 160,682     $ 393     $ 186,522
                                     -----------     --------     -------     -------     ---------     -----     ---------

COMPREHENSIVE INCOME:
 Net Income                                   --           --          --          --         6,514        --         6,514
 Net change in unrealized gain on
   marketable securities                      --           --          --          --            --      (222)         (222)
                                     -----------     --------     -------     -------     ---------     -----     ---------
 Total comprehensive income                   --           --          --          --         6,514      (222)        6,292
                                     -----------     --------     -------     -------     ---------     -----     ---------
CASH DIVIDENDS PAID                           --           --          --          --        (7,182)       --        (7,182)

RECOGNITION OF RESTRICTED
 STOCK AWARDS                                 --           --         (72)         95            --        --            23

STOCK OPTIONS EXERCISED                   22,425           19         399          --            --        --           418

PURCHASE OF COMMON STOCK                  (5,359)          (5)       (139)         --            --        --          (144)
                                     -----------     --------     -------     -------     ---------     -----     ---------
BALANCE, MARCH 21, 1998               29,940,353     $ 24,950     $ 1,187     $  (393)    $ 160,014     $ 171     $ 185,929
                                     -----------     --------     -------     -------     ---------     -----     ---------


BALANCE, DECEMBER 26, 1998            29,989,210     $ 24,991     $ 1,981     $  (502)    $ 159,524     $  90     $ 186,084
                                     -----------     --------     -------     -------     ---------     -----     ---------
COMPREHENSIVE INCOME:
 Net Income                                   --           --          --          --         5,874        --         5,874
 Net change in unrealized gain on
   marketable securities                      --           --          --          --            --       (90)          (90)
                                     -----------     --------     -------     -------     ---------     -----     ---------
 Total comprehensive income                   --           --          --          --         5,874       (90)        5,784
                                     -----------     --------     -------     -------     ---------     -----     ---------
CASH DIVIDENDS PAID                           --           --          --          --        (7,134)       --        (7,134)

ISSUANCE OF RESTRICTED STOCK              65,300           54       1,081      (1,135)           --        --            --

RECOGNITION OF RESTRICTED
 STOCK AWARDS                                 --           --        (146)        154            --        --             8

STOCK OPTIONS EXERCISED                    3,487            3          57          --            --        --            60

PURCHASE OF COMMON STOCK                (100,000)         (84)         --          --        (1,412)       --        (1,496)

                                     -----------     --------     -------     -------     ---------     -----     ---------
BALANCE, MARCH 27, 1999               29,957,997     $ 24,964     $ 2,973     $(1,483)    $ 156,852     $  --     $ 183,306
                                     -----------     --------     -------     -------     ---------     -----     ---------


See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the THIRTEEN WEEKS ENDED March 27, 1999 AND THE TWELVE WEEKS
ENDED March 21, 1998 (Note 2)
------------------------------------------------------------------------------

(In thousands)

                                                    Thirteen Weeks         Twelve Weeks
                                                        Ended                  Ended
                                                    March 27, 1999         March 21, 1998
                                                    --------------         --------------
OPERATING ACTIVITIES:
Net income                                             $  5,874            $  6,514
Adjustments to reconcile net income to cash
  provided by operating activities
   Depreciation                                           6,510               4,799
   Gain on sale of property, net                            (29)                (76)
   Deferred income taxes                                     79                (209)
   Other, net                                                 9                (378)
Changes in operating assets and liabilities             (10,218)             (1,389)
                                                       --------            --------
Net cash flow from operating activities                   2,225               9,261
                                                       --------            --------

INVESTING ACTIVITIES:
  Purchases of property                                  (5,276)             (8,187)
  Proceeds from sale of property                             78                 207
  Purchases of marketable securities                       (556)               (276)
  Sales of marketable securities                          7,733                 499
  Maturities of marketable securities                     1,886               4,701
  Other, net                                                 63                 (61)
                                                       --------            --------
Net cash provided by (used in) investing activities       3,928              (3,117)
                                                       --------            --------

FINANCING ACTIVITIES:
  Dividends paid                                         (7,134)             (7,182)
  Issuance (purchase) of common stock, net               (1,436)                274
                                                       --------            --------
Net cash used in financing activities                    (8,570)             (6,908)
                                                       --------            --------

DECREASE IN CASH                                         (2,417)               (764)
CASH, BEGINNING OF PERIOD                                 7,856              34,040
                                                       --------            --------
CASH, END OF PERIOD                                    $  5,439            $ 33,276
                                                       ========            ========
SUPPLEMENTAL INFORMATION:
Cash paid for income taxes                             $    226            $    450
                                                       ========            ========



See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of March 27, 1999 and December 26, 1998, the consolidated results of operations for the thirteen weeks ended March 27, 1999 and the twelve weeks ended March 21, 1998 and the consolidated cash flows for the thirteen weeks ended March 27, 1999 and the twelve weeks ended March 21, 1998.

2. Effective for fiscal 1999, the Company has adopted a quarterly reporting calendar based on four 13-week quarters. Historically, the Company has reported interim results on the basis of three 12-week quarters and one 16-week quarter. Management believes the new quarterly reporting provides more useful, comparative information.

        The table below summarizes revenues, operating profit, net income and earnings per share as filed with the Securities and Exchange Commission for 1998 on the basis of three 12-week quarters and one 16-week quarter:

                                                             Quarter Ended
                               -------------------------------------------------------------------------      Year Ended
                                    March 21          June 13          September 5        December 26         December 26
                                    (12 wks)         (12 wks)           (12 wks)            (16 wks)            (52 wks)
                               ---------------------------------------------------------------------------------------------
        Revenues                  $   110,226      $   118,264        $   112,098         $   145,844         $   486,432
        Operating Profit                9,249           11,660             10,017               9,149              40,075
        Net Income                      6,514            7,959              6,868               6,267              27,608

        Earnings per share:
            Basic                 $      0.22      $      0.27        $      0.23         $      0.21         $      0.92
            Diluted               $      0.22      $      0.27        $      0.23         $      0.21         $      0.92

        Weighted average shares outstanding:
            Basic                  29,900,000       29,916,000         29,935,000          29,942,000          29,925,000
            Diluted                30,073,000       30,030,000         30,043,000          30,018,000          30,043,000

        In order to better compare 1999 results with 1998, the table below summarizes estimated revenues, operating profit, net income and earnings per share for 1998 on the basis of four 13-week quarters:


                                                            Quarter Ended
                               -------------------------------------------------------------------------       Year Ended
                                    March 28          June 27        September 26           December 26        December 26
                                    (13 wks)         (13 wks)          (13 wks)               (13 wks)           (52 wks)
                               ---------------------------------------------------------------------------------------------
        Revenues                  $   119,955      $   126,313        $   121,259         $   118,905         $   486,432
        Operating Profit                9,968           12,268             10,377               7,462              40,075
        Net Income                      6,991            8,346              7,102               5,169              27,608

        Earnings per share:
            Basic                 $      0.23      $      0.28        $      0.24         $      0.17         $      0.92
            Diluted               $      0.23      $      0.28        $      0.24         $      0.17         $      0.92

        Weighted average shares outstanding:
            Basic                  29,901,000       29,918,000         29,937,000          29,943,000          29,925,000
            Diluted                30,073,000       30,021,000         30,028,000          30,018,000          30,043,000

LANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



         The consolidated results of operations for the thirteen weeks ended March 27, 1999 and the twelve weeks ended March 21, 1998 are not necessarily indicative of the results to be expected for a full year.

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

         Inventories at March 27, 1999 and December 26, 1998 consisted of (in thousands):



                                                                  1999                1998
                                                                --------           --------
         Finished goods                                         $ 17,026           $ 16,627
         Raw materials                                             4,793              3,653
         Supplies, etc                                             4,061              4,437
                                                                --------           --------
         Total inventories at FIFO cost                           25,880             24,717
         Less: Adjustment to reduce FIFO costs to LIFO            (4,402)            (4,386)
                                                                --------           --------
         Total inventories at LIFO cost                         $ 21,478           $ 20,331
                                                                ========           ========


5. The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share at March 27, 1999 and March 21, 1998 (there were no reconciling items for the numerator amounts of basic and diluted earnings per share):

                                                           March 27, 1999       March 21, 1998
                                                           --------------       --------------
Weighted average number of common shares used in
 computing basic earnings per share                            29,940,000           29,900,000

Effect of dilutive stock options                                   90,000              173,000
                                                              -----------          -----------
Weighted average number of common shares and
 dilutive potential common stock used in computing
 diluted earnings per share                                    30,030,000           30,073,000
                                                              -----------          -----------
Stock options excluded from the above reconciliation
 because they are anti-dilutive                                   749,000               44,000
                                                              ===========          ===========


LANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


6. During the thirteen weeks ended March 27, 1999, other comprehensive income consisted of a $90,000 reclassification adjustment, net of taxes, for realized gains included in net income.

7. On April 14, 1999, the Registrant acquired 100% of the stock of Tamming Foods Ltd., a corporation organized under the laws of Ontario, Canada ("Tamming") pursuant to the terms of an Agreement of Purchase and Sale dated as of March 31, 1999. Tamming manufactures high quality sugar wafer products that are sold under private label in the United States, Canada and Mexico. Annual sales of Tamming are approximately $20 million.

        Pursuant to the terms of the Agreement of Purchase and Sale, a subsidiary of the Company purchased all of the outstanding stock of Tamming for the aggregate purchase price of $45.0 million of which $14.1 million was paid by delivery of Deferred Notes due April 2, 2004. The funds for the acquisition were obtained from a short term borrowing agreement with a bank consisting of a 180 day unsecured term loan in the amount of $30.9 million and an existing unsecured line of credit with a bank in the amount of $5.0 million. The Deferred Notes, which are non-interest bearing, were issued pursuant to a Deferred Notes Agreement.

        On April 16, 1999, the Company entered into an agreement to acquire Cape Cod Potato Chip Company, Inc. ("Cape Cod") headquartered in Hyannis, Massachusetts. Cape Cod manufactures premium, kettle-cooked potato chips and other salty snacks which are distributed in the United States, Canada, Spain and England. Annual sales of Cape Cod are approximately $30 million. Completion of the acquisition is subject to regulatory approval and is expected to be completed by June 1999. Funds for this acquisition are to be obtained from a revolving bank credit facility expected to be in place in May 1999.

LANCE, INC AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


CHANGE IN INTERIM REPORTING PERIODS

Effective for the fiscal year ending December 25, 1999, the Company has revised its interim quarterly reporting periods to 13-week fiscal quarters. A summary of estimated 1998 quarterly operating results on a 13-week basis is presented in
Note 2 of the accompanying condensed consolidated financial statements. For purposes of discussion and analysis of the Company's results of operations for the quarter (13 weeks) ended March 27, 1999, the operating results for 1998 shown below are presented on a 13-week basis to improve comparability. Cash flows for 1998 have not been presented on the basis of a 13-week quarter. Management does not believe cash flows would be significantly different between a 12-week period and a 13-week period for purposes of understanding financial condition and liquidity.


RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MARCH 27, 1999 COMPARED TO THE THIRTEEN WEEKS ENDED MARCH 28, 1998


($ In Thousands)                                       1999                   1998                   Change
                                                       ----                   ----                   ------
Revenues                                         $120,789   100.0%       $119,955   100.0%      $    834      0.7%
Cost of sales                                      54,024    44.7%         55,120    45.9%         1,096     -2.0%
                                                 --------   -----        --------   -----       --------    -----
   Gross margin                                    66,765    55.3%         64,835    54.1%         1,930      3.0%
                                                 --------   -----        --------   -----       --------    -----
Selling, marketing, and delivery expenses          51,036    42.3%         48,376    40.3%        (2,660)     5.5%
General and administrative expenses                 5,362     4.4%          4,964     4.1%         ( 398)     8.0%
Provisions for employees' retirement plans          1,238     1.0%          1,527     1.3%           289    -18.9%
                                                 --------   -----        --------   -----       --------    -----
   Total operating expenses                        57,636    47.7%         54,867    45.7%        (2,769)     5.0%
                                                 --------   -----        --------   -----       --------    -----
Operating profit                                    9,129     7.6%          9,968     8.3%         ( 839)    -8.4%
Other income, net                                     251     0.2%          1,265     1.1%        (1,014)   -80.2%
Income taxes                                        3,506     2.9%          4,242     3.5%           736    -17.4%
                                                 --------   -----        --------   -----       --------    -----
    Net income                                   $  5,874     4.9%       $  6,991     5.8%      $ (1,117)   -16.0%
                                                 --------   -----        --------   -----       --------    -----

Revenues increased $0.8 million, or 0.7%, due to sales volume increases through grocery accounts from both branded and private label products. These increases were offset by lower sales volume through "up and down the street", convenience and food service accounts.

Gross margin improved by 1.2 percentage points to 55.3% primarily as a result of manufacturing efficiencies and favorable commodity costs.

The $2.7 million increase in selling, marketing and delivery costs relate to infrastructure costs for sales and vending as well as higher than expected costs related to information system implementations.

Other income includes interest and dividend income on cash and marketable securities and gains/losses on dispositions of assets. The $1.0 million decrease in other income was due to the absence of $0.5 million in securities gains from 1998 and a decline in interest income from lower amounts of marketable securities.

LANCE, INC AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

Traditionally, the Company has met its liquidity needs for capital expenditures, cash dividends and stock repurchases through cash from operations and investments. In addition, the Company has historically maintained relatively high liquidity and no outstanding debt. During 1998, cash and marketable securities were reduced to $17.0 million as the Company's capital expenditures peaked at $55 million. Cash and marketable securities were further reduced during the thirteen weeks ended March 27, 1999 by $11.5 million primarily as a result of increased working capital.

Working capital (other than cash and marketable securities) as of March 27, 1999 increased to $47.0 million from $36.1 million at December 28, 1998. This increase of $10.9 million along with reduced profitability resulted in net cash flow from operating activities of $2.2 million as compared to $9.3 million for the 12-week period in 1998. The working capital increase came primarily from higher levels of receivables and inventories, as well as annual payments for profit-sharing contributions and employee benefits. Receivables increased due to increases in sales on credit terms for private label accounts and due to accommodations during the information systems implementations. Inventories increased in the DSD field sales organization due to planned promotional activities.

On February 16, 1999, the Board of Directors authorized the repurchase of up to 100,000 shares on the open market. During the first quarter of 1999, 100,000 shares were purchased at a cost of $1.5 million.

In connection with the acquisition of Tamming Foods Ltd. on April 14, 1999, the Company utilized its existing unsecured credit line in the amount of $5.0 million and entered into a short-term borrowing agreement consisting of a 180-day term loan in the amount of $30.9 million. The Company is presently arranging longer term credit arrangements to repay the short-term borrowing for the Tamming acquisition, to fund the recently announced acquisition of Cape Cod Potato Chip Company, Inc. and for general corporate purposes.

MARKET RISK

Raw materials used by the Company are exposed to the impact of changing commodity prices, particularly the price of wheat used for flour. Accordingly, the Company enters into commodity future and option contracts to manage fluctuations in prices of anticipated purchases of certain raw materials. The Company's Board-approved policy is to use such commodity derivative financial instruments only to the extent necessary to manage these exposures. The Company does not use these financial instruments for trading purposes.

Since the Company uses commodity price-sensitive instruments to hedge a certain portion of its existing and anticipated transactions, any loss in value for these instruments generally would be offset by increases in the value for the hedged transactions. At March 27, 1999, the Company's position included futures contracts for 700,000 bushels of wheat maturing during 1999 with contract and fair market values each totaling $2.1 million. A 10% decrease in the cost of wheat futures at the time of offset or maturity would result in a $0.21 million realized loss.

YEAR 2000 READINESS

The Company has organized its activities to address Year 2000 issues in four phases: (1) initial assessment and project organization; (2) remediation and testing; (3) assessment of third-party readiness

LANCE, INC AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


and impacts and (4) contingency planning. The timing of each of these phases overlap each other. The Company has completed the first phase, which included an assessment of hardware and software applications; implementation of a vendor management program; awareness training throughout the Company; establishment of compliance testing principles and standards; and development of the project master plan.

The second phase consists of remediation and testing. All critical internal hardware and software applications (commonly referred to as "IT systems") have been remediated and tested. A comprehensive, integrated test of all applications is planned for the second quarter of 1999. Other applications not internal to the Company (commonly referred to as "non-IT systems") include applications such as energy supply, telecommunications, facility operation and security, automated production controllers and financial services such as banking and benefit plan administration. In addition, the Company has non-IT systems included in its vending machine operations and DSD system. Remediation and testing for non-IT systems has begun and is expected to be completed for all critical applications by the end of the second quarter of 1999.

The third phase, assessment of third party readiness and impacts, has also begun and is expected to be completed by mid-1999. The Company has received a majority of responses to initial inquiries of material third party relationships. The Company plans to validate readiness responses for its key relationships as it assesses its contingency planning requirements. The Company's key relationships include suppliers of flour, peanuts, peanut butter, energy and production and distribution equipment. The fourth phase, contingency planning, began in the fourth quarter of 1998 and is expected to be completed early in the fourth quarter of 1999.

Year 2000 compliance costs are expected to range from $0.7 million to $1.0 million of external costs, of which approximately $0.6 million have been incurred. In addition, the Company is using internal resources for a cross-functional steering committee and three project co-managers. The estimated compliance costs do not include costs for system replacements. Essentially all of the Company's IT systems have been replaced during the last three years as part of an integrated information systems project initiated in late 1995.

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


FORWARD-LOOKING STATEMENTS

This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those forward-looking statements. Factors that may cause actual results to differ materially include, price competition, industry consolidation, raw material costs, effectiveness of sales and marketing activities, effectiveness of Year 2000 readiness activities and effects of a leveraged business, as described in the Company's filings with the Securities and Exchange Commission.

PART II. Other Information

Item 6.           Exhibits and Reports on Form 8-K

             (a)  Exhibits


                  10.1     1999 Annual Corporate Performance Incentive Plan for
                           Officers

                  10.2     1999 Long-Term Incentive Plan for Officers

                  10.3     Chairman of the Board Compensation Letter dated
                           February 16, 1999

                  27 Financial Data Schedule (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of
                           Section 11 of the Securities Act of 1933 or Section
                           18 of the Securities Exchange Act of 1934).

                  99.1 Cautionary Statement under Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

                  99.2     1998 Statements of Income for the Quarters (13 Weeks)
                           Ended March 28, 1998, June 27, 1998, September 26,
                           1998 and December 26, 1998

             (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed during the 13 weeks ended March 27, 1999.


       Items 1 through 5 are not applicable and have been omitted.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  LANCE, INC.

                                  By:   /s/ B. Clyde Preslar
                                        --------------------------------------
                                        B. Clyde Preslar
                                        Vice President and Principal Financial
                                           Officer


Dated:  May 7, 1999