Form 10-Q
period 1999-06-26
LANCE INC
filed 1999-08-10
CIK 57528

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter (Twenty-Six Weeks)            Ended June 26, 1999
                                   ---------------------------------------------

                                       OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       To
                               ---------------------     -----------------------

Commission file number                             0-398
                       ---------------------------------------------------------

                                   LANCE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            NORTH CAROLINA                               56-0292920
--------------------------------------      ------------------------------------
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

                       Yes       X            No
                            -----------           -----------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       Common Stock, $0.83-1/3 par value -
               29,957,997 shares outstanding as of August 5, 1999

LANCE, INC. AND SUBSIDIARIES


INDEX

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION:

     Financial Statements:

          Condensed Consolidated Balance Sheets -
               June 26, 1999 (Unaudited) and December 26, 1998 . . . . .     3

          Condensed Consolidated Statements of Income (Unaudited) -
               Thirteen and Twenty-six Weeks Ended June 26, 1999 and
               Twelve and Twenty-four Weeks Ended June 13, 1998  . . . .     4

          Condensed Consolidated Statements of Stockholders'
               Equity (Unaudited) - Twenty-six Weeks Ended June 26, 1999
               and Twenty-four Weeks Ended June 13, 1998 . . . . . . . .     5

          Condensed Consolidated Statements of Cash Flows (Unaudited) -
               Twenty-six Weeks Ended June 26, 1999 and Twenty-four Weeks
               Ended June 13, 1998 . . . . . . . . . . . . . . . . . . .     6

          Notes to Condensed Consolidated Financial Statements . . . . .     7

          Management's Discussion and Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . . .    11


PART II.  OTHER INFORMATION:

     Changes in Securities and Use of Proceeds  . . . . . . . .. . . . .    16

     Submission of Matters to a Vote of Security Holders . . . . . . . .    16

     Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . .    17

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - JUNE 26, 1999 (UNAUDITED) AND DECEMBER 26, 1998

(In thousands, except share data)

                                                                            June 26,        December 26,
                                                                              1999              1998
                                                                           ---------         ---------
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                $  13,111         $   7,856
  Marketable securities                                                         --               9,126
  Accounts receivable (less allowance for doubtful accounts)                  46,378            39,616
  Inventories                                                                 24,262            20,331
  Deferred income tax benefit                                                  4,759             5,808
  Prepaid income taxes                                                          --               2,800
  Prepaid expenses and other                                                   3,001             1,943
                                                                           ---------         ---------
   TOTAL CURRENT ASSETS                                                       91,511            87,480

NON CURRENT ASSETS:
  Property, plant & equipment, net                                           183,436           161,683
  Goodwill, net                                                               29,675              --
  Other intangible assets, net                                                12,005              --
  Other assets                                                                 2,413             2,240
                                                                           ---------         ---------
TOTAL ASSETS                                                               $ 319,040         $ 251,403
                                                                           =========         =========


                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                                        $     202         $    --
  Accounts payable                                                            11,235             9,231
  Accrued liabilities                                                         22,743            25,160
                                                                           ---------         ---------
   TOTAL CURRENT LIABILITIES                                                  34,180            34,391
                                                                           ---------         ---------

OTHER LIABILITIES AND DEFERRED CREDITS:
  Long-term debt                                                              68,461              --
  Deferred income taxes                                                       14,494            12,122
  Accrued postretirement health care costs                                    12,661            12,350
  Accrual for insurance claims                                                 3,296             3,529
  Supplemental retirement benefits                                             2,818             2,927
                                                                           ---------         ---------
   TOTAL OTHER LIABILITIES AND DEFERRED CREDITS                              101,730            30,928
                                                                           ---------         ---------

STOCKHOLDERS' EQUITY:
  Common stock, $0.83 1/3 par value (authorized: 75,000,000 shares;
   issued 29,957,997 shares in 1999; 29,989,210 in 1998)                      24,964            24,991
  Preferred stock, $1.00 par value (authorized: 5,000,000 shares;
   none issued)                                                                 --                --
  Additional paid-in capital                                                   3,004             1,981
  Unamortized portion of restricted stock awards                              (1,265)             (502)
  Retained earnings                                                          156,402           159,524
  Foreign currency translation adjustment                                         25              --
  Net unrealized gain on marketable securities                                  --                  90
                                                                           ---------         ---------
   TOTAL STOCKHOLDERS' EQUITY                                                183,130           186,084
                                                                           ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 319,040         $ 251,403
                                                                           =========         =========

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 26, 1999 AND THE
TWELVE AND TWENTY-FOUR WEEKS ENDED JUNE 13, 1998 (Note 2)

(In thousands, except share and per share data)

                                               Thirteen             Twelve         Twenty-Six         Twenty-Four
                                             Weeks Ended         Weeks Ended       Weeks Ended        Weeks Ended
                                            June 26, 1999       June 13, 1998     June 26, 1999      June 13, 1998
                                            -------------       -------------     -------------      -------------
NET SALES AND OTHER OPERATING REVENUE        $    134,145       $    118,264      $    254,934       $    228,490
                                             ------------       ------------      ------------       ------------

COST OF SALES AND OPERATING EXPENSES:
Cost of sales (Note 3)                             60,697             52,745           114,721            103,561
Selling, marketing and delivery                    54,028             47,915           105,064             92,137
General and administrative                          6,261              4,422            11,623              8,930
Provision for profit-sharing retirement
   plan                                             1,280              1,522             2,518              2,953
Amortization of goodwill and other
   intangibles                                        346               --                 346               --
                                             ------------       ------------      ------------       ------------
     TOTAL COSTS AND EXPENSES                     122,612            106,604           234,272            207,581
                                             ------------       ------------      ------------       ------------

PROFIT FROM OPERATIONS                             11,533             11,660            20,662             20,909

OTHER INCOME, NET                                     137                449               230              1,067

INTEREST INCOME (EXPENSE), NET                       (638)               549              (480)             1,149
                                             ------------       ------------      ------------       ------------


INCOME BEFORE INCOME TAXES                         11,032             12,658            20,412             23,125

INCOME TAXES                                        4,191              4,699             7,697              8,652
                                             ------------       ------------      ------------       ------------

NET INCOME                                   $      6,841       $      7,959      $     12,715       $     14,473
                                             ============       ============      ============       ============

SHARE AND PER SHARE AMOUNTS (NOTE 5)

NET INCOME:
     Basic                                   $       0.23       $       0.27      $       0.43       $       0.48
                                             ============       ============      ============       ============
     Diluted                                 $       0.23       $       0.27      $       0.42       $       0.48
                                             ============       ============      ============       ============

CASH DIVIDENDS                               $       0.24       $       0.24      $       0.48       $       0.48
                                             ============       ============      ============       ============

WEIGHTED AVERAGE SHARES OF
  COMMON STOCK OUTSTANDING:
     Basic                                     29,851,000         29,916,000        29,896,000         29,908,000
                                             ------------       ------------      ------------       ------------
     Diluted                                   29,871,000         30,030,000        29,927,000         30,069,000
                                             ------------       ------------      ------------       ------------

See notes to condensed consolidated financial statements (unaudited)

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED) FOR THE TWENTY-SIX WEEKS ENDED JUNE 26, 1999 AND THE TWENTY-FOUR WEEKS ENDED JUNE 13, 1998

(In thousands, except share data)

                                                                       Unamortized                             Net
                                                                       Portion of                Foreign    Unrealized
                                                           Additional  Restricted               Currency     Gain on
                                                 Common     Paid-in       Stock    Retained    Translation  Marketable
                                      Shares      Stock     Capital      Awards    Earnings    Adjustment   Securities    Total
                                    --------------------------------------------------------------------------------------------
BALANCE, DECEMBER 27, 1997          29,923,287   $24,936        $999      ($488)   $160,682         $0        $ 393     $186,522
                                    --------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME:
   Net income                                -         -           -          -      14,473          -            -       14,473
   Net change in unrealized gain
     on marketable securities                -         -           -          -           -                    (386)        (386)
                                    --------------------------------------------------------------------------------------------
   Total comprehensive income                -         -           -          -      14,473          -         (386)      14,087
                                    --------------------------------------------------------------------------------------------

CASH DIVIDENDS PAID                          -         -           -          -     (14,369)         -            -      (14,369)

ISSUANCE OF RESTRICTED STOCK            24,450        20         491       (511)          -          -            -            -

RECOGNITION OF RESTRICTED STOCK
   AWARDS                                    -         -        (112)       231           -          -            -          119

STOCK OPTIONS EXERCISED                 39,751        33         679          -           -          -            -          712

PURCHASE OF COMMON STOCK                (9,359)       (7)       (222)         -           -          -            -         (229)

                                    --------------------------------------------------------------------------------------------
BALANCE, JUNE 13, 1998              29,978,129   $24,982      $1,835     ($ 768)   $160,786         $0         $  7     $186,842
                                    ============================================================================================


BALANCE, DECEMBER 26, 1998          29,989,210   $24,991      $1,981     ($ 502)   $159,524         $0         $ 90     $186,084
                                    --------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME:
   Net income                                -         -           -          -      12,715          -            -     $ 12,715
   Net change in unrealized gain on
     marketable securities                   -         -           -          -           -          -          (90)         (90)
   Foreign currency translation
     adjustment                              -         -           -          -           -         25            -           25
                                    --------------------------------------------------------------------------------------------
   Total comprehensive income                -         -           -          -      12,715         25          (90)      12,650
                                    --------------------------------------------------------------------------------------------

CASH DIVIDENDS PAID                          -         -           -          -     (14,425)         -            -      (14,425)

ISSUANCE OF RESTRICTED STOCK            65,300        54       1,081     (1,135)          -          -            -            -

RECOGNITION OF RESTRICTED STOCK
   AWARDS                                    -         -        (115)       372           -          -            -          257

STOCK OPTIONS EXERCISED                  3,487         3          57          -           -          -            -           60

PURCHASE OF COMMON STOCK              (100,000)      (84)          -          -      (1,412)         -            -       (1,496)

                                    --------------------------------------------------------------------------------------------
BALANCE, JUNE 26, 1999              29,957,997   $24,964     $ 3,004   ($ 1,265)   $156,402        $25           $0     $183,130
                                    ============================================================================================

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE TWENTY-SIX WEEKS ENDED JUNE 26, 1999 AND THE TWENTY-FOUR WEEKS ENDED JUNE 13, 1998 (Note 2)

(In thousands)

                                                                       Twenty-Six Weeks  Twenty-Four Weeks
                                                                            Ended              Ended
                                                                        June 26, 1999      June 13, 1998
                                                                       ----------------  -----------------
OPERATING ACTIVITIES:
  Net income                                                               $ 12,715         $ 14,473
  Adjustments to reconcile net income to cash provided
    by operating activities -
     Depreciation and amortization                                           13,640            9,698
     Gain on sale of property, net                                             (161)            (443)
     Deferred income taxes                                                    2,391              818
     Other, net                                                                --               (460)
  Changes in operating assets and liabilities                                (8,345)          (9,192)
                                                                           --------         --------
NET CASH FLOW FROM OPERATING ACTIVITIES                                      20,240           14,894
                                                                           --------         --------

INVESTING ACTIVITIES:
   Purchases of property                                                    (16,341)         (18,188)
   Proceeds from sale of property                                               259              936
   Acquisition of businesses, net of cash acquired                          (53,647)            --
   Purchases of marketable securities                                          (556)            (688)
   Sales of marketable securities                                             7,643            3,630
   Maturities of marketable securities                                        1,886            4,701
   Other, net                                                                    63              (41)
                                                                           --------         --------
NET CASH USED IN INVESTING ACTIVITIES                                       (60,693)          (9,650)
                                                                           --------         --------

FINANCING ACTIVITIES:
   Dividends paid                                                           (14,425)         (14,369)
   Issuance (purchase) of common stock, net                                  (1,436)             483
   Proceeds from debt issued, net of acquisition costs                       66,187             --
   Repayments of debt                                                        (4,644)            --
                                                                           --------         --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          45,682          (13,886)
                                                                           --------         --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          26             --
                                                                           --------         --------

NET INCREASE (DECREASE) IN CASH                                               5,255           (8,642)
CASH, BEGINNING OF PERIOD                                                     7,856           34,040
                                                                           --------         --------
CASH, END OF PERIOD                                                        $ 13,111         $ 25,398
                                                                           ========         ========

SUPPLEMENTAL INFORMATION:
Cash paid for income taxes                                                 $  1,637         $  7,804
Cash paid for interest                                                     $    538         $   --
                                                                           ========         ========

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of June 26, 1999 and December 26, 1998, the consolidated results of operations for the thirteen and twenty-six weeks ended June 26, 1999 and the twelve and twenty-four weeks ended June 13, 1998 and the consolidated cash flows for the twenty-six weeks ended June 26, 1999 and the twenty-four weeks ended June 13, 1998.

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

      The table below summarizes revenues, operating profit, net income and earnings per share as filed with the Securities and Exchange Commission for 1998 on the basis of three 12-week quarters and one 16-week quarter:

                                                             Quarter Ended
                               -------------------------------------------------------------------------      Year Ended
                                    March 21          June 13         September 5        December 26         December 26
                                    (12 wks)         (12 wks)          (12 wks)            (16 wks)            (52 wks)
                               ----------------- ---------------- ------------------ ------------------- -------------------
        Revenues                     $110,226         $118,264           $112,098            $145,844            $486,432
        Operating Profit                9,249           11,660             10,017               9,149              40,075
        Net Income                      6,514            7,959              6,868               6,267              27,608

        Earnings per share:
            Basic                       $0.22            $0.27              $0.23               $0.21               $0.92
            Diluted                     $0.22            $0.27              $0.23               $0.21               $0.92

        Weighted average shares outstanding:
            Basic                  29,900,000       29,916,000         29,935,000          29,942,000          29,925,000
            Diluted                30,073,000       30,030,000         30,043,000          30,018,000          30,043,000

      In order to better compare 1999 results with 1998, the table below summarizes estimated revenues, operating profit, net income and earnings per share for 1998 on the basis of four 13-week quarters:

                                                            Quarter Ended
                               -------------------------------------------------------------------------      Year Ended
                                    March 28          June 27        September 26        December 26         December 26
                                    (13 wks)         (13 wks)          (13 wks)            (13 wks)            (52 wks)
                               ----------------- ---------------- ------------------ ------------------- -------------------
        Revenues                     $119,955         $126,313           $121,259            $118,905            $486,432
        Operating Profit                9,968           12,268             10,377               7,462              40,075
        Net Income                      6,991            8,346              7,102               5,169              27,608

        Earnings per share:
            Basic                       $0.23            $0.28              $0.24               $0.17               $0.92
            Diluted                     $0.23            $0.28              $0.24               $0.17               $0.92

        Weighted average shares outstanding:
            Basic                  29,901,000       29,918,000         29,937,000          29,943,000          29,925,000
            Diluted                30,073,000       30,021,000         30,028,000          30,018,000          30,043,000

LANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      The consolidated results of operations for the twenty-six weeks ended June 26, 1999 or for the twenty-four weeks ended June 13, 1998 are not necessarily indicative of the results to be expected for a full year.

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

      Inventories at June 26, 1999 and December 26, 1998 consisted of (in thousands):

                                                             1999              1998
                                                           --------         --------
      Finished goods                                       $ 17,346         $ 16,627
      Raw materials                                           5,247            3,653
      Supplies, etc                                           6,071            4,437
                                                           --------         --------
      Total inventories at FIFO cost                         28,664           24,717
      Less: Adjustment to reduce FIFO costs to LIFO          (4,402)          (4,386)
                                                           --------         --------
      Total inventories at LIFO cost                       $ 24,262         $ 20,331
                                                           ========         ========

5. The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the thirteen weeks ended June 26, 1999 and the twelve weeks ended June 13, 1998 (there were no reconciling items for the numerator amounts of basic and diluted earnings per share):

                                                                     June 26, 1999           June 13, 1998
                                                                 ----------------------  ----------------------
      Weighted average number of common shares used in
        computing basic earnings per share                              29,851,000              29,916,000

      Effect of dilutive stock options                                      20,000                 114,000
                                                                 ----------------------  ----------------------

      Weighted average number of common shares and
        dilutive potential common stock used in computing
        diluted earnings per share                                      29,871,000              30,030,000
                                                                 ======================  ======================

      Stock options excluded from the above reconciliation
        because they are anti-dilutive                                   1,690,000                 119,000
                                                                 ======================  ======================

LANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. During the twenty-six weeks ended June 26, 1999, other comprehensive income consisted of a $90,000 reclassification adjustment, net of taxes, for realized gains included in net income; and, a $26,000 translation adjustment related to the translation of the financial statements of foreign subsidiaries.

7. Effective April 2, 1999, the Company acquired 100% of the outstanding common stock of Tamming Foods Ltd. ("Tamming") headquartered in Waterloo, Ontario, Canada. Tamming manufactures high quality sugar wafer products that are sold under private label in the United States, Canada and Mexico.

      Effective May 24, 1999, the Company acquired 100% of the outstanding common stock of Cape Cod Potato Chip Company, Inc. ("Cape Cod") headquartered in Hyannis, Massachusetts. Cape Cod manufactures premium, kettle-cooked potato chips and other salty snacks, which are distributed throughout the U.S., Canada, Spain and England under the Cape Cod brand.

      The acquisitions described above were accounted for using the purchase method of accounting for business combinations. The accompanying consolidated financial statements include the operating results of these entities since their respective effective dates.

      The aggregate purchase price of the acquisitions was $53.6 million, which includes the costs of acquisition. The terms of the Tamming acquisition also provide for additional consideration to be paid if Tamming's earnings exceed certain targeted levels through the year 2002. The maximum amount of remaining contingent consideration is approximately $14.1 million. The additional consideration is payable in cash in 2004 and will result in additional goodwill if earned. In connection with the acquisitions, the amount of assets acquired, liabilities assumed and cash paid were as follows ($ thousands):

                 Fair value of assets acquired, including acquisition costs             $69,439
                                                                                  --------------
                 Less liabilities assumed:
                         Capital lease obligations                                       (1,521)
                         Long-term debt                                                  (2,504)
                         Borrowings under short-term line of credit                      (2,114)
                         Accounts payable and accrued expenses                           (9,653)
                                                                                  --------------
                         Total liabilities assumed                                      (15,792)
                                                                                  --------------
                 Cash paid                                                              $53,647
                                                                                  ==============

      Maturities under the capital lease obligations are $202,000 in 1999, $371,000 in 2000, $395,000 in 2001, $490,000 in 2002 and $63,000 in 2003.
      The long-term debt and borrowings under the short-term line of credit totaling $4,618,000 were paid during the second quarter.

      The excess of the purchase prices over the fair value of the net assets acquired (goodwill) totaled $29,248,000. Other intangibles, including trademarks and covenants-not-to-compete, totaled $11,996,000. The convenants-not-to-compete are being amortized on a straight-line basis over the contract life; goodwill and other intangibles are being amortized on a straight-line basis over periods up to 40 years. Amortization expense and accumulated amortization totaled $346,000 during the second quarter. In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company evaluates the recoverability of goodwill and other intangible assets by measuring the carrying amounts of the assets against the estimated undiscounted future cash flows associated with them.

LANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. In connection with the Tamming acquisition, the Company entered into a 180-day unsecured term bridge loan in the amount of Canadian $46.3 million (U.S. $31.6 million at June 26, 1999) bearing interest at Canadian Dollar LIBOR rate plus 0.75%. The Company also utilized its existing unsecured bank credit line agreement in the amount of $5.0 million, bearing interest at U.S. prime rate plus 0.25%. The borrowings under the $5.0 million unsecured line of credit were repaid in connection with the borrowings under the $60 million revolving line of credit described below. Borrowings under the bridge loan are classified as long-term in the accompanying consolidated balance sheet since the Company intends to refinance during the third quarter of 1999 with a six-year term loan facility.

      On April 12, 1999, the Company entered into a $60 million revolving credit facility with a group of three U.S. banks. Use of the proceeds is unrestricted and the borrowings are unsecured. Interest accrues at LIBOR plus 0.35% to 0.75% and is payable quarterly. Certain of the borrowings under this line of credit were used to fund the acquisition of Cape Cod. The unused credit available under this facility at June 26, 1999 was $20.1 million. The commitments under this revolving credit agreement expire and are payable in full on April 12, 2004. Under the terms of the revolving credit agreement, the Company is required to meet certain financial ratios, which the Company complied with at the end of the second quarter.

      During the second quarter, a subsidiary borrowed $525,000 under the terms of a credit line with a U.S. bank. Subsequent to June 26, 1999, the outstanding amount under this line of credit was paid.

      As of June 26, 1999, long-term debt consisted of the following (U.S. $ thousands):

          Borrowings under U.S. $60 million revolving credit facility    $35,000
          Borrowings under Canadian term bridge loan                      31,643
          Capital lease obligations                                        1,495
          Borrowings by subsidiary under credit line                         525
                                                                         -------
            Subtotal                                                      68,663
          Less:  Current portion of capital lease obligations                202
                                                                         -------
          Total long-term debt as of June 26, 1999                       $68,461
                                                                         =======

LANCE, INC AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


CHANGE IN INTERIM REPORTING PERIODS

Effective for the fiscal year ending December 25, 1999, the Company has revised its interim quarterly reporting periods to 13-week fiscal quarters. A summary of estimated 1998 quarterly operating results on a 13-week basis is presented in
Note 2 of the accompanying condensed consolidated financial statements. For purposes of discussion and analysis of the Company's results of operations for the quarter (13 weeks) and year-to-date (26 weeks) ended June 26, 1999, the operating results for 1998 shown below have been presented on the basis of 13-week quarters to improve comparability. Cash flows for 1998 have not been presented on the basis of a 13-week quarter. Management does not believe cash flows would be significantly different between a 12-week quarter basis and a 13-week quarter basis for purposes of understanding financial condition and liquidity.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JUNE 26, 1999 COMPARED TO THE THIRTEEN WEEKS ENDED JUNE 27, 1998

($ In Thousands)                                          1999                   1998                   Change
------------------------------------------------------------------------------------------------------------------
Revenues                                          $134,145    100.0%     $126,313     100.0%     $7,832       6.2%
Cost of sales                                       60,697     45.2%       56,442      44.7%     (4,255)     -7.5%
------------------------------------------------------------------------------------------------------------------
   Gross margin                                     73,448     54.8%       69,871      55.3%      3,577       5.1%
------------------------------------------------------------------------------------------------------------------
Selling, marketing, and delivery expenses           54,028     40.3%       51,337      40.6%     (2,691)     -5.2%
General and administrative expenses                  6,261      4.7%        4,664       3.7%     (1,597)    -34.2%
Provision for profit sharing retirement plan         1,280      1.0%        1,602       1.3%        322      20.1%
Amortization of goodwill and intangibles               346      0.2%            -          -       (346)       N/A
------------------------------------------------------------------------------------------------------------------
   Total operating expenses                         61,915     46.2%       57,603      45.6%     (4,312)     -7.5%
------------------------------------------------------------------------------------------------------------------
Operating profit                                    11,533      8.6%       12,268       9.7%       (735)     -6.0%
Other income, net                                      137      0.1%          343       0.3%       (206)    -60.1%
Interest income (expense), net                        (638)    (0.5)%         667       0.5%     (1,305)   -195.7%
Income taxes                                         4,191      3.1%        4,932       3.9%        741      15.0%
------------------------------------------------------------------------------------------------------------------
   Net income                                       $6,841      5.1%       $8,346       6.6%    ($1,505)    -18.0%
==================================================================================================================

Revenues increased $7.8 million, or 6.2%, due to the acquisitions of Tamming and Cape Cod. Sales volume increases through grocery (both branded and private label products) were offset by lower sales volume through "up and down the street" and food service accounts.

Gross margin for the quarter decreased by 0.5 percentage points from 1998 to 54.8% due to lower gross margins of the recently acquired businesses. Gross margin from base business was 56.3% reflecting manufacturing improvements and lower raw material and packaging costs. In the base business, unit labor costs were reduced through labor-reducing capital expenditures while raw material utilization improved through better controlled manufacturing processes.

The $2.7 million increase in selling, marketing and delivery costs were a result of higher personnel costs, depreciation, increased provisions for bad debts and from the acquired businesses. General and administrative expenses increased $1.6 million due primarily to personnel costs. Of the $4.3 million increase in these expenses for the quarter, $1.5 million were unplanned costs related to a major information systems implementation. Amortization of goodwill and intangibles results from the recent acquisitions of Tamming and Cape Cod. Provision for profit sharing retirement plan was $0.3 million lower due to the profitability-based formula for these contributions.

Other income includes gains and losses on dispositions of fixed assets and marketable securities. The $0.2 million decrease in other income was due to the absence of $0.2 million in securities gains from

LANCE, INC AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

1998. Net interest expense amounted to $0.6 million in 1999 compared to $0.7 million of net interest income in 1998 due to reductions in cash and marketable securities to fund capital expenditures and acquisitions.

The effective income tax rate increased from 37.1% in 1998 to 38.0% in 1999 due to higher effective rates for the recently acquired businesses.

TWENTY-SIX WEEKS ENDED JUNE 26, 1999 COMPARED TO THE TWENTY-SIX WEEKS ENDED JUNE 27, 1998

($ In Thousands)                                         1999                     1998                   Change
-------------------------------------------------------------------------------------------------------------------
Revenues                                          $254,934    100.0%      $246,268     100.0%     $8,666       3.5%
Cost of sales                                      114,721     45.0%       111,562      45.3%     (3,159)     -2.8%
-------------------------------------------------------------------------------------------------------------------
   Gross margin                                    140,213     55.0%       134,706      54.7%      5,507       4.1%
-------------------------------------------------------------------------------------------------------------------
Selling, marketing, and delivery expenses          105,064     41.2%        99,713      40.5%     (5,351)     -5.4%
General and administrative expenses                 11,623      4.6%         9,628       3.9%     (1,995)    -20.7%
Provision for profit sharing retirement plan         2,518      1.0%         3,129       1.3%        611      19.5%
Amortization of goodwill and intangibles               346      0.1%             -          -       (346)       N/A
-------------------------------------------------------------------------------------------------------------------
   Total operating expenses                        119,551     46.9%       112,470      45.7%     (7,081)     -6.3%
-------------------------------------------------------------------------------------------------------------------
Operating profit                                    20,662      8.1%        22,236       9.0%     (1,574)     -7.1%
Other income, net                                      230      0.1%           878       0.3%       (648)    -73.8%
Interest income (expense), net                        (480)    (0.2)%        1,397       0.6%     (1,877)   -134.4%
Income taxes                                         7,697      3.0%         9,174       3.7%      1,477      16.1%
-------------------------------------------------------------------------------------------------------------------
   Net income                                      $12,715      5.0%       $15,337       6.2%    ($2,622)    -17.1%
===================================================================================================================

Revenues increased $8.7 million, or 3.5%, due to the acquisitions of Tamming and Cape Cod. Sales volume increases through grocery (both branded and private label products) were offset by lower sales volume through "up and down the street" and food service accounts.

Gross margin improved by 0.3 percentage points to 55.0% primarily as a result of manufacturing improvements and lower raw material and packaging costs. In the base business, unit labor costs were reduced through labor-reducing capital expenditures while raw material utilization improved through better controlled manufacturing processes. Gross margins of the recently acquired businesses are generally lower than the base business. Gross margin from base business equaled 55.8%.

The $5.4 million increase in selling, marketing and delivery expenses was a result of higher personnel costs, depreciation, increased provisions for bad debts and the addition of the acquired businesses. General and administrative expenses increased $2.0 million due primarily to personnel costs. Amortization of goodwill and intangibles results from the recent acquisitions of Tamming and Cape Cod. Provision for profit sharing retirement plan was $0.6 million lower due to the profitability-based formula for these contributions.

Other income includes gains and losses on dispositions of fixed assets and marketable securities. The $0.6 million decrease in other income was due to the absence of $0.5 million in securities gains from 1998. Net interest expense amounted to $0.5 million in 1999 compared to $1.4 million of net interest income in 1998 due to reductions in cash and marketable securities to fund capital expenditures and acquisitions.

The effective income tax rate increased from 37.4% in 1998 to 37.7% in 1999 due to higher effective rates for the recently acquired businesses.

LANCE, INC AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Traditionally, the Company has met its liquidity needs for capital expenditures, cash dividends and stock repurchases through cash from operations and investments. In addition, the Company has historically maintained relatively high liquidity and no outstanding debt. During 1999, the Company has changed its capital structure by liquidating its marketable securities and incurring indebtedness available under new credit agreements, primarily to fund the acquisitions of Tamming Foods Ltd. and Cape Cod Potato Chip Company, Inc. The Company has maintained its regular quarterly dividend rate of $0.24 per share with cash dividends totaling $14.4 million in 1999.

Cash flow from operations for the twenty-six weeks ended June 26, 1999 totaled $20.2 million. Working capital (other than cash and marketable securities) increased to $44.2 million from $36.1 million at December 28, 1998. Approximately $1.1 million of the $8.1 million increase occurred as of the dates of the acquisitions. The remaining working capital increase is primarily a result of payments for previously accrued profit-sharing contributions and employee benefits and reductions in accounts payable related to capital expenditures.

Cash used in investing activities for the twenty-six weeks ended June 26, 1999 totaled $60.7 million. The acquisitions of Tamming and Cape Cod totaled $53.6 million. Purchases of property totaled $16.3 million and included expenditures for vending equipment, sales displays and automated packaging equipment. During 1999, the Company liquidated its investments in marketable securities providing approximately $9.0 million of cash towards funding the property purchases and acquisitions.

Cash flow from financing activities for the twenty-six weeks ended June 26, 1999 totaled $45.7 million. During the second quarter, the Company entered into four new credit agreements. Borrowings under three of the credit agreements totaled $66.4 million, of which $4.6 million was used to repay short- and long-term debt assumed in the acquisition of Cape Cod. Cash dividends of $0.24 per quarter amounted to $14.4 million. During the first quarter, the Company repurchased 100,000 shares for $1.5 million representing the entire share repurchases authorized by the Board of Directors on February 16, 1999.

As of June 26, 1999, cash and cash equivalents totaled $13.1 million and total debt outstanding was $68.5 million. Borrowings available under all credit facilities exceed $20 million. The Company has met all financial covenants contained in the financing agreements. Available cash, cash from operations and available credit under the credit facilities are expected to be sufficient to meet normal operating requirements for the foreseeable future.


MARKET RISK

The principal market risks to which the Company is exposed that may adversely impact results of operations and financial position include changes in certain raw material prices, interest rates and foreign exchange rates.

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

Since the Company uses commodity price-sensitive instruments to hedge a certain portion of its existing and anticipated transactions, any loss in value for these instruments generally would be offset by increases in the value for the hedged transactions. At June 26, 1999, the Company's position included futures contracts for 150,000 bushels of wheat maturing during 2000 with contract and fair market values each totaling $0.4 million. A 10% decrease in the cost of wheat futures at the time of offset or maturity would result in an immaterial realized loss.

The Company's long-term debt obligations incur interest at floating rates and, thus, the Company has an exposure to changes in these interest rates. On
July 22, 1999, the Board of Directors authorized interest rate exchange agreements to more effectively manage the effects of changing interest rates. However, no such agreements have been entered into.

Through the operations of Tamming, the Company has an exposure to foreign exchange rate fluctuations, primarily between the U.S. and Canadian dollars. The indebtedness used to finance the acquisition of Tamming is denominated in Canadian dollars and serves as an effective hedge of the net asset investment in Tamming.

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

The second phase consists of remediation and testing. All critical internal hardware and software applications (commonly referred to as "IT systems") have been remediated and tested. In addition, a comprehensive, integrated test of all applications was completed during the second quarter of 1999. Other applications not internal to the Company (commonly referred to as "non-IT systems") include applications such as energy supply, telecommunications, facility operation and security, automated production controllers and financial services such as banking and benefit plan administration. The Company also has non-IT systems included in its vending machine operations and DSD system. Remediation and testing for all critical non-IT systems was completed during the second quarter of 1999. Further remediation and testing for non-IT systems will be continuing in connection with the assessments of third party readiness and contingency planning.

In the third phase, an initial assessment of third party readiness and impacts was completed in the second quarter of 1999. The Company has received a majority of responses to these initial inquiries. The survey base continues to expand to include additional third parties. The Company plans to validate readiness responses for its key relationships as it assesses its contingency planning requirements. The Company's key relationships include suppliers of flour, peanuts, peanut butter, energy and production and distribution equipment. The fourth phase, contingency planning, began in the fourth quarter of 1998 and is expected to be completed early in the fourth quarter of 1999.

LANCE, INC AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The Year 2000 readiness activities are also being performed for the recent acquisitions of Tamming and Cape Cod. The status of the Year 2000 readiness for these two new businesses is as described above.

Year 2000 compliance costs are expected to range from $0.7 million to $1.0 million of external costs, of which approximately $0.7 million have been incurred. In addition, the Company is using internal resources for a cross-functional steering committee and three project co-managers. The estimated compliance costs do not include costs for system replacements. Essentially all of the Company's systems have been replaced during the last three years as part of an integrated information systems project initiated in late 1995.

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

FORWARD-LOOKING STATEMENTS

This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those forward-looking statements. Factors that may cause actual results to differ materially include price competition, industry consolidation, raw material costs, effectiveness of sales and marketing activities, operation of a leveraged business and effectiveness of Year 2000 readiness activities, as described in the Company's filings with the Securities and Exchange Commission.

PART II. Other Information

Item 2.     Changes in Securities and Use of Proceeds

            On April 14, 1999, a subsidiary of the Company ("Lance Sub") issued $14.1 million of Lance Sub's Deferred Notes due April 2, 2004 (the "Notes") to four corporations incorporated under the laws of the province of Ontario, Canada (the "Corporations"). None of the shareholders of the Corporations were residents of the United States. The Notes were issued in partial consideration for the acquisition of 100% of the outstanding Common Stock of Tamming Foods Ltd. ("Tamming") pursuant to the terms of an Agreement of Purchase and Sale dated as of March 31, 1999 among the Company, Lance Sub and the shareholders of Tamming. The Notes were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 4.     Submission of Matters to a Vote of Security Holders

            At the Registrant's Annual Meeting of Stockholders held on April 16, 1999, the following matters were submitted to a vote of the stockholders of the Registrant:


            1.    Election of nominees to the Board of Directors of the
                  Registrant:

                                                     Shares Voted in Favor       Shares Withheld
                                                     ---------------------       ---------------
                  For term ending in 2002:
                  ------------------------
                  John W. Disher                            25,201,250                980,514
                  Scott C. Lea                              25,914,476                267,288
                  Wilbur J. Prezzano                        25,943,608                238,157
                  Robert V. Sisk                            25,933,247                248,873

            2. Ratification of the selection of KPMG LLP as independent public accountants for fiscal year 1999 which was approved by a vote of 26,097,341 shares in favor, 31,545 shares against and 47,090 shares abstaining. There were 600 shares of broker non-votes.

PART II. Other Information

Item  6.    Exhibits and Reports on Form 8-K

            (a) Exhibits

            2.1 Agreement of Purchase and Sale dated as of March 31, 1999 among the Registrant, a subsidiary of the Registrant and the shareholders of Tamming Foods Ltd., incorporated herein by reference to Exhibit 2 to the Registrant's Report on Form 8-K dated April 14, 1999.

            4.1 Deferred Notes Agreement dated April 14, 1999 among 1346242 Ontario Inc. (now Tamming Foods Ltd.), Blairco Equities Inc., Linkco Equities Inc., Tam-Di Equities Inc. and Tam-Ri Equities Inc. providing for the issuance of $14.1 million of Tamming Foods Ltd.'s Deferred Notes due 2004. The total amount of the Deferred Notes due 2004 does not exceed 10% of the total assets of the Registrant and the Registrant agrees to furnish a copy of the Deferred Notes Agreement to the Securities and Exchange Commission upon request.

            4.2 First Supplement to Preferred Shares Rights Agreement dated as of July 1, 1999 between the Registrant and First Union National Bank.

            10.1 Credit Agreement dated April 12, 1999 among the Registrant, NationsBank, N.A., First Union National Bank and Wachovia Bank, N.A.

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

            99.1 Cautionary Statement under Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

            99.2 1998 Statements of Income for the Quarters (13 Weeks) Ended March 28, 1998, June 27, 1998, September 26, 1998 and December 26, 1998


            (b) Reports on Form 8-K

            On April 29, 1999, the Registrant filed Form 8-K to report the acquisition of 100% of the outstanding Common Stock of Tamming Foods Ltd., a corporation organized under the laws of Ontario, Canada. The description and terms of the acquisition are set forth in the Agreement of Purchase and Sale filed as an exhibit to the Form 8-K.

            No other reports on Form 8-K were filed during the 13 weeks ended June 26, 1999.

       Items 1, 3 and 5 are not applicable and have been omitted.

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


Dated:  August 10, 1999