Form 10-Q
period 1999-09-25
LANCE INC
filed 1999-10-22
CIK 57528

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

       [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 25, 1999
                              -------------------------------------------------

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

                                   LANCE, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      NORTH CAROLINA                                                         56-0292920
-----------------------------------------------------------              ---------------------------------------------------
             (State or other jurisdiction of                                    (I.R.S. Employer Identification No.)
              Incorporation or organization)

                          8600 South Boulevard (P.O. Box 32368), Charlotte, North Carolina 28232
----------------------------------------------------------------------------------------------------------------------------
                  (Address of principal executive offices)                                       (Zip Code)

                                                       704-554-1421
----------------------------------------------------------------------------------------------------------------------------
                                   (Registrant's telephone number, including area code)

                                                      Not Applicable
----------------------------------------------------------------------------------------------------------------------------
                    (Former name, former address and former fiscal year, if changed since last report)

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

                       Common Stock, $0.83-1/3 par value -
              29,957,997 shares outstanding as of October 15, 1999

LANCE, INC. AND SUBSIDIARIES


INDEX


                                                                                                           Page
                                                                                                           ----
PART I.  FINANCIAL INFORMATION:

       Item 1:  Financial Statements:

           Condensed Consolidated Balance Sheets - September 25, 1999 (Unaudited)
                and December 26, 1998 .............................................................         3

           Condensed Consolidated Statements of Income (Unaudited) - Thirteen and
                Thirty-Nine Weeks Ended September 25, 1999 and Twelve and Thirty-Six
                Weeks Ended September 5, 1998 ......................................................        4

           Condensed Consolidated Statements of Stockholders' Equity (Unaudited) -
                Thirty-Nine Weeks Ended September 25, 1999 and Thirty-Six Weeks Ended
                September 5, 1998 ..................................................................        5

           Condensed Consolidated Statements of Cash Flows (Unaudited) - Thirty-Nine
                Weeks Ended September 25, 1999 and Thirty-Six Weeks Ended September 5, 1998 ........        6
                . .

           Notes to Condensed Consolidated Financial Statements ....................................        7

       Item 2:  Management's Discussion and Analysis of Financial Condition and
                Results of Operations...............................................................       11


       Item 3:  Quantitative and Qualitative Disclosures about Market Risk .........................       16

PART II.  OTHER INFORMATION:

       Item 6:  Exhibits and Reports on Form 8-K ...................................................       16


SIGNATURES..........................................................................................       17


LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - SEPTEMBER 25, 1999 (UNAUDITED) AND DECEMBER 26, 1998


(In thousands, except share data)



                                                                         September 25,    December 26,
                                                                              1999            1998
                                                                         -------------    ------------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                $   4,153       $   7,856
  Marketable securities                                                           --           9,126
  Accounts receivable (less allowance for doubtful accounts)                  52,996          39,616
  Inventories                                                                 23,027          20,331
  Deferred income tax benefit                                                  5,496           5,808
  Prepaid income taxes                                                            --           2,800
  Prepaid expenses and other                                                   3,163           1,943
                                                                           ---------       ---------
   Total current assets                                                       88,835          87,480
NON CURRENT ASSETS:
  Property, plant & equipment, net                                           183,655         161,683
  Goodwill, net                                                               29,279              --
  Other intangible assets, net                                                11,305              --
  Other assets                                                                 3,259           2,240
                                                                           ---------       ---------
TOTAL ASSETS                                                               $ 316,333       $ 251,403
                                                                           =========       =========
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                        $     202       $      --
  Accounts payable                                                            13,135           9,231
  Accrued liabilities                                                         25,279          25,160
                                                                           ---------       ---------
   Total current liabilities                                                  38,616          34,391
                                                                           ---------       ---------
OTHER LIABILITIES AND DEFERRED CREDITS:
  Long-term debt                                                              63,268              --
  Deferred income taxes                                                       13,480          12,122
  Accrued postretirement health care costs                                    12,813          12,350
  Accrual for insurance claims                                                 3,355           3,529
  Supplemental retirement benefits                                             2,763           2,927
                                                                           ---------       ---------
   Total other liabilities and deferred credits                               95,679          30,928
                                                                           ---------       ---------
STOCKHOLDERS' EQUITY:
  Common stock, $0.83 1/3 par value (authorized: 75,000,000
    shares; issued 29,957,997 in 1999; 29,989,210 in 1998)                    24,964          24,991
  Preferred stock, $1.00 par value (authorized: 5,000,000 shares;
   none issued)                                                                   --              --
  Additional paid-in capital                                                   2,905           1,981
  Unamortized portion of restricted stock awards                              (1,033)           (502)
  Retained earnings                                                          155,184         159,524
  Accumulated other comprehensive income                                          18              90
                                                                           ---------       ---------
   Total stockholders' equity                                                182,038         186,084
                                                                           ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 316,333       $ 251,403
                                                                           =========       =========


See notes to condensed consolidated financial statements (unaudited)

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 1999 AND THE TWELVE AND THIRTY-SIX WEEKS ENDED SEPTEMBER 5, 1998 (Note 2)

(In thousands, except share and per share data)


                                        Thirteen            Twelve         Thirty-Nine       Thirty-Six
                                      Weeks Ended        Weeks Ended       Weeks Ended      Weeks Ended
                                     Sept 25, 1999       Sept 5, 1998     Sept 25, 1999     Sept 5, 1998
                                     --------------     --------------   --------------     --------------
 NET SALES AND OTHER
   OPERATING REVENUE                 $      139,694     $      112,098   $      394,628     $      340,588
                                     --------------     --------------   --------------     --------------
 COST OF SALES AND
   OPERATING EXPENSES:
 Cost of sales (Note 3)                      66,584             50,408          181,305            153,969
 Selling, marketing and delivery             54,667             46,319          159,731            138,456
 General and administrative                   6,354              4,018           17,977             12,948
 Provision for profit-sharing
   retirement plan                            1,247              1,336            3,765              4,289
 Amortization of goodwill and
   other intangibles                            433                 --              779                 --
                                     --------------     --------------   --------------     --------------
    Total costs and expenses                129,285            102,081          363,557            309,662
                                     --------------     --------------   --------------     --------------
 PROFIT FROM OPERATIONS                      10,409             10,017           31,071             30,926

 OTHER INCOME, NET                              363                593              593              1,692
 INTEREST INCOME
   (EXPENSE), NET                              (858)               363           (1,338)             1,480
                                     --------------     --------------   --------------     --------------
 INCOME BEFORE INCOME
   TAXES                                      9,914             10,973           30,326             34,098

 INCOME TAXES                                 3,918              4,105           11,615             12,757
                                     --------------     --------------   --------------     --------------
 NET INCOME                          $        5,996     $        6,868   $       18,711     $       21,341
                                     ==============     ==============   ==============     ==============
 SHARE AND PER SHARE
   AMOUNTS (Note 5)

 Net Income:
     Basic                           $         0.20     $         0.23   $         0.63     $         0.71
                                     ==============     ==============   ==============     ==============
     Diluted                         $         0.20     $         0.23   $         0.63     $         0.71
                                     ==============     ==============   ==============     ==============
 CASH DIVIDENDS                      $         0.24     $         0.24   $         0.72     $         0.72
                                     ==============     ==============   ==============     ==============
 WEIGHTED AVERAGE SHARES OF
   COMMON STOCK OUTSTANDING:
     Basic                               29,852,000         29,935,000       29,881,000         29,917,000
                                     ==============     ==============   ==============     ==============
     Diluted                             29,884,000         30,043,000       29,922,000         30,073,000
                                     ==============     ==============   ==============     ==============

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED) FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 1999 AND THE THIRTY-SIX WEEKS ENDED SEPTEMBER 5, 1998 (Note 2)

(In thousands, except share data)


                                                                                Unamortized
                                                                                 Portion of                Accumulated
                                                                    Additional   Restricted                    Other
                                                          Common      Paid-in       Stock       Retained  Comprehensive
                                             Shares        Stock      Capital       Awards      Earnings       Income        Total
                                          -----------------------------------------------------------------------------------------
 BALANCE, DECEMBER 27, 1997               29,923,287     $ 24,936      $   999      $  (488)    $ 160,682       $ 393     $ 186,522
                                          -----------------------------------------------------------------------------------------
 COMPREHENSIVE INCOME:
   Net income                                     --           --           --           --        21,341          --        21,341
   Net change in unrealized gain on
      marketable securities                       --           --           --           --            --        (386)         (386)
                                          -----------------------------------------------------------------------------------------
   Total comprehensive income                     --           --           --           --        21,341        (386)       20,955
                                          -----------------------------------------------------------------------------------------

 CASH DIVIDENDS PAID                              --           --           --           --       (21,571)         --       (21,571)

 ISSUANCE OF RESTRICTED STOCK                 24,450           20          491         (511)           --          --            --

 RECOGNITION OF RESTRICTED
   STOCK AWARDS                               (7,049)          (5)        (272)         430            --          --           153

 STOCK OPTIONS EXERCISED                      55,826           46          955           --            --          --         1,001

 PURCHASE OF COMMON STOCK                    (12,379)         (10)        (285)          --            --          --          (295)

                                          -----------------------------------------------------------------------------------------
 BALANCE, SEPTEMBER 5, 1998               29,984,135     $ 24,987      $ 1,888      $  (569)    $ 160,452       $   7     $ 186,765
                                          =========================================================================================

 BALANCE, DECEMBER 26, 1998               29,989,210     $ 24,991      $ 1,981      $  (502)    $ 159,524       $  90     $ 186,084
                                          -----------------------------------------------------------------------------------------
 COMPREHENSIVE INCOME:
   Net income                                     --           --           --           --        18,711          --        18,711
   Net change in unrealized gain on
     marketable securities                        --           --           --           --            --         (90)          (90)
   Foreign currency translation
      adjustment                                  --           --           --           --            --          18            18
                                          -----------------------------------------------------------------------------------------
   Total comprehensive income                     --           --           --           --        18,711         (72)       18,639
                                          -----------------------------------------------------------------------------------------
 CASH DIVIDENDS PAID                              --           --           --           --       (21,639)         --       (21,639)

 ISSUANCE OF RESTRICTED STOCK                 65,300           54        1,081       (1,135)           --          --            --

 RECOGNITION OF RESTRICTED
   STOCK AWARDS                                   --           --         (214)         604            --          --           390

 STOCK OPTIONS EXERCISED                       3,487            3           57           --            --          --            60

 PURCHASE OF COMMON STOCK                   (100,000)         (84)          --           --        (1,412)         --        (1,496)
                                          -----------------------------------------------------------------------------------------
 BALANCE, SEPTEMBER 25, 1999              29,957,997     $ 24,964      $ 2,905      $(1,033)    $ 155,184       $  18     $ 182,038
                                          =========================================================================================


See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 1999 AND THE THIRTY-SIX WEEKS ENDED SEPTEMBER 5, 1998 (Note 2)

(In thousands)


                                                              Thirty-Nine       Thirty-Six
                                                              Weeks Ended       Weeks Ended
                                                             Sept 25, 1999     Sept 5, 1998
                                                             -------------    -------------
 OPERATING ACTIVITIES:
   Net income                                                $      18,711    $      21,341
   Adjustments to reconcile net income to cash provided
   by operating activities -
     Depreciation and amortization                                  20,419           14,858
     Gain on sale of property, net                                    (484)            (812)
     Deferred income taxes                                             640              978
     Other, net                                                         --              956
   Changes in operating assets and liabilities                      (8,646)          (7,211)
                                                             -------------    -------------
   Net cash flow from operating activities                          30,640           30,110
                                                             -------------    -------------

 INVESTING ACTIVITIES:
   Purchases of property                                           (23,227)         (29,037)
   Proceeds from sale of property                                    1,013            1,386
   Acquisition of businesses, net of cash acquired                 (53,311)              --
   Purchases of marketable securities                                 (556)            (941)
   Sales of marketable securities                                    7,643            4,993
   Maturities of marketable securities                               1,886            5,201
   Other, net                                                           63               97
                                                             -------------    -------------
 NET CASH USED IN INVESTING ACTIVITIES                             (66,489)         (18,301)
                                                             -------------    -------------

 FINANCING ACTIVITIES:
   Dividends paid                                                  (21,639)         (21,571)
   Issuance (purchase) of common stock, net                         (1,437)             706
   Proceeds from debt issued, net of acquisition costs              82,793               --
   Repayments of debt                                              (36,110)              --
   Borrowings under revolving credit facilities, net                 8,500               --
                                                             -------------    -------------
 Net cash provided by (used in) financing activities                32,107          (20,865)
                                                             -------------    -------------
 Effect of exchange rate changes on cash                                39               --
                                                             -------------    -------------
 NET INCREASE (DECREASE) IN CASH                                    (3,703)          (9,056)
 CASH, BEGINNING OF PERIOD                                           7,856           34,040
                                                             -------------    -------------
 CASH, END OF PERIOD                                         $       4,153    $      24,984
                                                             =============    =============
 SUPPLEMENTAL INFORMATION:
 Cash paid for income taxes, net of refunds of $3,043
   and $38, respectively                                     $       5,209    $       7,791
 Cash paid for interest                                      $       1,286    $          --


 See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of September 25, 1999 and December 26, 1998, the consolidated results of operations for the thirteen and thirty-nine weeks ended September 25, 1999 and the twelve and thirty-six weeks ended September 5, 1998 and the consolidated cash flows for the thirty-nine weeks ended September 25, 1999 and the thirty-six weeks ended September 5, 1998.

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

      The table below summarizes revenues, operating profit, net income and earnings per share as filed with the Securities and Exchange Commission for 1998 on the basis of three 12-week quarters and one 16-week quarter:


                                                                  Quarter Ended
                                          ----------------------------------------------------------------     Year Ended
                                             March 21        June 13         September 5     December 26       December 26
                                             (12 wks)        (12 wk)          (12 wks)         (16 wks)         (52 wks)
                                          ---------------------------------------------------------------------------------
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


      In order to better compare 1999 results with 1998, the table below summarizes estimated revenues, operating profit, net income and earnings per share for 1998 on the basis of four 13-week quarters:


                                                                       Quarter Ended
                                               ----------------------------------------------------------------     Year Ended
                                                 March 28         June 27        September 26     December 26       December 26
                                                 (13 wks)         (13 wks)         (13 wks)         (13 wks)         (52 wks)
                                               ---------------------------------------------------------------------------------
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


LANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      The consolidated results of operations for the thirty-nine weeks ended September 25, 1999 or for the thirty-six weeks ended September 5, 1998 are not necessarily indicative of the results to be expected for a full year.

  3. The Company's primary raw materials include peanuts, peanut butter, flour and other grain products. To reduce the impact of volatility in raw material prices, the Company enters into various forward purchase agreements and certain derivative financial instruments. The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. Amounts payable or receivable under the agreements, which qualify as hedges, are recognized as deferred gains or losses and included in other assets or other liabilities. These deferred amounts are charged or credited to cost of sales as the related raw materials costs are charged to operations.

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

      Inventories at September 25, 1999 and December 26, 1998 consisted of (in thousands):



                                                           1999           1998
                                                         --------       --------
      Finished goods                                     $ 17,262       $ 16,627
      Raw materials                                         4,381          3,653
      Supplies, etc                                         5,786          4,437
                                                         --------       --------
      Total inventories at FIFO cost                       27,429         24,717
      Less: Adjustment to reduce FIFO costs to LIFO        (4,402)        (4,386)
                                                         --------       --------
      Total inventories at LIFO cost                     $ 23,027       $ 20,331
                                                         ========       ========


  5. The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the thirteen weeks ended September 25, 1999 and the twelve weeks ended September 5, 1998 (there were no reconciling items for the numerator amounts of basic and diluted earnings per share):


                                                                Sept 25, 1999      Sept 5, 1998
                                                                -------------      ------------
      Weighted average number of common shares used in
       computing basic earnings per share                          29,852,000        29,935,000

      Effect of dilutive stock options                                 32,000           108,000
                                                                -------------      ------------
      Weighted average number of common shares and
       dilutive potential common stock used in computing
       diluted earnings per share                                  29,884,000        30,043,000
                                                                -------------      ------------
      Stock options excluded from the above reconciliation
       because they are anti-dilutive                               1,598,000           437,000
                                                                =============      ============

LANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  6. During the thirty-nine weeks ended September 25, 1999, other comprehensive income consisted of a $90,000 reclassification adjustment, net of taxes, for realized gains included in net income; and, a $18,000 translation adjustment related to the translation of the financial statements of foreign subsidiaries.

  7. Effective April 2, 1999, the Company acquired Tamming Foods Ltd. ("Tamming") headquartered in Waterloo, Ontario, Canada. Tamming manufactures high quality sugar wafer products that are sold under private label in the United States, Canada and Mexico.

      Effective May 24, 1999, the Company acquired Cape Cod Potato Chip Company, Inc. ("Cape Cod") headquartered in Hyannis, Massachusetts. Cape Cod manufactures premium, kettle-cooked potato chips and other salty snacks, which are distributed throughout the U.S., Canada, Spain and England under the Cape Cod brand.

      The acquisitions described above were accounted for using the purchase method of accounting for business combinations. The accompanying consolidated financial statements include the operating results of these entities since their respective effective dates.

      The aggregate purchase price of the acquisitions was $53.3 million, which includes the costs of acquisition. The terms of the Tamming acquisition also provide for additional consideration to be paid if Tamming's earnings exceed certain targeted levels through the year 2002. The maximum amount of remaining contingent consideration is approximately $14.1 million. The additional consideration is payable in cash in 2004 and will result in additional goodwill if earned. In connection with the acquisitions, the amount of assets acquired, liabilities assumed and cash paid were as follows ($ thousands):



             Fair value of assets acquired, including
                    acquisition costs                               $ 69,103
                                                                    --------
             Less liabilities assumed:
                    Capital lease obligations                         (1,521)
                    Long-term debt                                    (2,504)
                    Borrowings under short-term line of credit        (2,114)
                    Accounts payable and accrued expenses             (9,653)
                                                                    --------
                    Total liabilities assumed                        (15,792)
                                                                    --------
             Cash paid                                              $ 53,311
                                                                    ========

      Maturities under the capital lease obligations are $202,000 in 1999, $371,000 in 2000, $395,000 in 2001, $490,000 in 2002 and $63,000 in 2003.
      The long-term debt and borrowings under the short-term line of credit totaling $4,618,000 were paid during the second quarter.

      The excess of the purchase prices over the fair value of the net assets acquired (goodwill) totaled $29,111,000. Other intangibles, including trademarks and covenants-not-to-compete, totaled $11,996,000. The covenants-not-to-compete are being amortized on a straight-line basis over the contract life; goodwill and other intangibles are being amortized on a straight-line basis over periods up to 40 years. Amortization expense totaled $433,000 during the third quarter and accumulated amortization at September 25, 1999 is $779,000. In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company evaluates the recoverability of goodwill and other intangible assets by measuring the carrying amounts of the assets against the estimated undiscounted future cash flows associated with them.

LANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  8. In connection with the Tamming acquisition, the Company entered into a 180-day unsecured term bridge loan in the amount of Canadian $46.3 million (U.S. $31.6 million at June 26, 1999) bearing interest at Canadian Dollar LIBOR rate plus 0.75%. The Company also utilized its existing unsecured bank credit line agreement in the amount of $5.0 million, bearing interest at U.S. prime rate plus 0.25%. The borrowings under the $5.0 million unsecured line of credit were repaid in connection with the borrowings under the $60 million revolving line of credit described below. Borrowings under the bridge loan were paid during the third quarter of 1999 with the proceeds from a Canadian $50 million unsecured six-year term loan facility (U.S. $34.0 million at September 25, 1999). The remaining proceeds were used to fund transaction costs, capital expenditures and working capital for Tamming. Interest on the six-year term loan facility is payable semi-annually and based on Canadian Dollar LIBOR plus an applicable margin ranging from 0.75% to 1.125%. A lump sum payment of the principal balance is due upon maturity.

      On April 12, 1999, the Company entered into a $60 million revolving credit facility with a group of three U.S. banks. Use of the proceeds is unrestricted and the borrowings are unsecured. Interest accrues at U.S. Dollar LIBOR plus 0.35% to 0.75%, payable monthly. Certain of the borrowings under this line of credit were used to fund the acquisition of Cape Cod. The unused credit available under this facility at September 25, 1999 was $32.0 million. The commitments under this revolving credit agreement expire and are payable in full on April 12, 2004.

      Under the terms of the Canadian term loan facility and the revolving credit agreement, the Company is required to maintain certain financial ratios, which the Company complied with at the end of the third quarter.

      During the second quarter, a subsidiary borrowed $525,000 under the terms of a credit line with a U.S. bank. During the third quarter, all outstanding amounts under this line of credit were paid.

      As of September 25, 1999, long-term debt consisted of the following (U.S. $ thousands):



Borrowings under U.S. $60 million revolving credit facility      $ 28,000
Borrowings under CDN $50 million term loan                         33,990
Capital lease obligations                                           1,480
                                                                 --------
  Subtotal                                                         63,470
Less:  Current portion of capital lease obligations                  (202)
                                                                 --------
Total long-term debt as of September 25, 1999                    $ 63,268
                                                                 ========

LANCE, INC AND SUBSIDIARIES

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGE IN INTERIM REPORTING PERIODS

Effective for the fiscal year ending December 25, 1999, the Company has revised its interim quarterly reporting periods to 13-week fiscal quarters. A summary of estimated 1998 quarterly operating results on a 13-week basis is presented in
Note 2 of the accompanying condensed consolidated financial statements. For purposes of discussion and analysis of the Company's results of operations for the quarter (13 weeks) and year-to-date (39 weeks) ended September 25, 1999, the operating results for 1998 shown below have been presented on the basis of 13-week quarters to improve comparability. Cash flows for 1998 have not been presented on the basis of a 13-week quarter. Management does not believe cash flows would be significantly different between a 12-week quarter basis and a 13-week quarter basis for purposes of understanding financial condition and liquidity.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 25, 1999 COMPARED TO
THE THIRTEEN WEEKS ENDED SEPTEMBER 26, 1998


($ In Thousands)                                              1999                       1998                     Change
-------------------------------------------------------------------------------------------------------------------------------
Revenues                                          $ 139,694         100.0%     $121,259        100.0%    $ 18,435          15.2%
Cost of sales                                        66,584          47.7%       55,097         45.4%     (11,487)        (20.8)%
-------------------------------------------------------------------------------------------------------------------------------
   Gross margin                                      73,110          52.3%       66,162         54.6%       6,948          10.5%
-------------------------------------------------------------------------------------------------------------------------------
Selling, marketing, and delivery expenses            54,667          39.1%       49,859         41.1%      (4,808)         (9.6)%
General and administrative expenses                   6,354           4.5%        4,540          3.7%      (1,814)        (40.0)%
Provision for profit sharing retirement plan          1,247           0.9%        1,386          1.1%         139          10.0%
Amortization of goodwill and intangibles                433           0.3%           --         --           (433)          N/A
-------------------------------------------------------------------------------------------------------------------------------
   Total operating expenses                          62,701          44.9%       55,785         46.0%      (6,916)        (12.4)%
-------------------------------------------------------------------------------------------------------------------------------
Operating profit                                     10,409           7.4%       10,377          8.6%          32           0.3%
Other income, net                                       363           0.3%          592          0.5%        (229)        (38.7)%
Interest income (expense), net                         (858)         (0.6)%         381          0.3%      (1,239)       (325.2)%
Income taxes                                          3,918           2.8%        4,248          3.5%         330           7.8%
-------------------------------------------------------------------------------------------------------------------------------
   Net income                                     $   5,996           4.3%     $  7,102          5.9%    $ (1,106)        (15.6%)
===============================================================================================================================

Revenues increased $18.4 million, or 15.2%, due primarily to the acquisitions of Tamming and Cape Cod in 1999. Revenues in pre-acquisition business increased 3.0% with growth in private label sales as well as improved sales of single-serve branded products.

Gross margin as a percent of revenues for the quarter decreased by 2.3 percentage points from 1998 to 52.3% due to lower gross margins of the recently acquired businesses. Gross margin as a percent of revenues from the pre-acquisition business was 54.9% reflecting improvements in manufacturing processes and the mix of revenues.

The $4.8 million increase in selling, marketing and delivery costs were a result of higher personnel costs, freight on increased private label sales and the addition of the acquired businesses. General and administrative expenses increased $1.8 million due primarily to temporary personnel costs and the addition of the acquired businesses. Amortization of goodwill and intangibles results from the recent acquisitions of Tamming and Cape Cod. The provision for profit sharing retirement plan was $0.1 million lower due to the profitability-based formula for these contributions.

Other income includes gains and losses on dispositions of fixed assets and marketable securities. The $0.2 million decrease in other income was due to the absence of securities gains realized in 1998. Net interest expense amounted to $0.9 million in 1999 compared to $0.4 million of net interest income

LANCE, INC AND SUBSIDIARIES

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

in 1998 due to reductions in cash and marketable securities and indebtedness incurred to fund capital expenditures and acquisitions.

The effective income tax rate increased from 37.4% in 1998 to 39.5% in 1999 due to higher effective rates for the recently acquired businesses.

THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 1999 COMPARED
TO THE THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 1998


($ In Thousands)                                             1999                      1998                      Change
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Revenues                                          $ 394,628       100.0%       $367,527      100.0%      $ 27,101         7.4%
Cost of sales                                       181,305        45.9%        166,659       45.3%       (14,646)       (8.8)%
-----------------------------------------------------------------------------------------------------------------------------
   Gross margin                                     213,323        54.1%        200,868       54.7%        12,455         6.2%
-----------------------------------------------------------------------------------------------------------------------------
Selling, marketing, and delivery expenses           159,731        40.5%        149,572       40.7%       (10,159)       (6.8)%
General and administrative expenses                  17,977         4.6%         14,168        3.9%        (3,809)      (26.9)%
Provision for profit sharing retirement plan          3,765         0.9%          4,515        1.2%           750        16.6%
Amortization of goodwill and intangibles                779         0.2%             --         --           (779)        N/A
-----------------------------------------------------------------------------------------------------------------------------
   Total operating expenses                         182,252        46.2%        168,255       45.8%       (13,997)       (8.3)%
-----------------------------------------------------------------------------------------------------------------------------
Operating profit                                     31,071         7.9%         32,613        8.9%        (1,542)       (4.7)%
Other income, net                                       593         0.1%          1,470        0.4%          (877)      (59.7)%
Interest income (expense), net                       (1,338)       (0.3)%         1,778        0.5%        (3,116)      (175.3)%
Income taxes                                         11,615         2.9%         13,422        3.7%         1,807        13.5%
-----------------------------------------------------------------------------------------------------------------------------
   Net income                                     $  18,711         4.7%       $ 22,439        6.1%      $ (3,728)      (16.6)%
=============================================================================================================================

Revenues increased $27.1 million, or 7.4%, due primarily to the acquisitions of Tamming and Cape Cod in 1999. Revenues in the pre-acquisition business increased 1.0%, primarily from higher private label sales.

Gross margin as a percent of revenues decreased by 0.6 percentage points to 54.1% due to lower gross margins of the recently acquired businesses. Gross margin as a percent of revenues from the pre-acquisition business was 55.5%, reflecting manufacturing improvements and lower raw material and packaging costs. In the pre-acquisition business, unit labor costs were reduced through labor-reducing capital expenditures while raw material utilization improved through better controlled manufacturing processes.

The $10.2 million increase in selling, marketing and delivery expenses were a result of higher personnel costs, higher depreciation, increased provisions for bad debts and the addition of the acquired businesses. General and administrative expenses increased $3.8 million due primarily to temporary personnel costs. Amortization of goodwill and intangibles results from the recent acquisitions of Tamming and Cape Cod. The provision for profit sharing retirement plan was $0.8 million lower due to the profitability-based formula for these contributions.

Other income includes gains and losses on dispositions of fixed assets and marketable securities. The $0.9 million decrease in other income was due to the absence of securities gains realized in 1998. Net interest expense amounted to $1.3 million in 1999 compared to $1.8 million of net interest income in 1998 due to reductions in cash and marketable securities and indebtedness incurred to fund capital expenditures and acquisitions.

The effective income tax rate increased from 37.4% in 1998 to 38.3% in 1999 due to higher effective rates for the recently acquired businesses.

LANCE, INC AND SUBSIDIARIES

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Traditionally, the Company has met its liquidity needs for capital expenditures, cash dividends and stock repurchases through cash from operations and investments. In addition, the Company has historically maintained relatively high liquidity and no outstanding debt. During 1999, the Company has changed its capital structure by liquidating its marketable securities and incurring indebtedness available under new credit agreements, primarily to fund the acquisitions of Tamming Foods Ltd. and Cape Cod Potato Chip Company, Inc. The Company has maintained its regular quarterly dividend rate of $0.24 per share with cash dividends totaling $21.6 million in 1999.

Cash flow from operations for the thirty-nine weeks ended September 25, 1999 totaled $30.6 million. Working capital (other than cash and marketable securities) increased to $46.1 million from $36.1 million at December 28, 1998. Approximately $1.3 million of the $10.0 million increase occurred as a result of the acquisitions. The remaining working capital increase is primarily a result of payments for previously accrued profit-sharing contributions and employee benefits and reductions in accounts payable related to capital expenditures.

Cash used in investing activities for the thirty-nine weeks ended September 25, 1999 totaled $66.5 million. The acquisitions of Tamming and Cape Cod totaled $53.3 million. Purchases of property totaled $23.2 million and included expenditures for vending equipment, sales displays and automated packaging equipment. During 1999, the Company liquidated its investments in marketable securities providing approximately $9.0 million of cash towards funding the property purchases and acquisitions.

Cash flow provided by financing activities for the thirty-nine weeks ended September 25, 1999 totaled $32.1 million. During 1999, the Company's borrowings under new credit agreements totaled $82.8 million, of which $31.5 million was used to repay the Tamming unsecured term bridge loan and $4.6 million was used to repay short- and long-term debt assumed in the acquisition of Cape Cod. Cash dividends of $0.24 per quarter amounted to $21.6 million. During the first quarter, the Company repurchased 100,000 shares for $1.5 million representing the entire share repurchases authorized by the Board of Directors on February 16, 1999.

As of September 25, 1999, cash and cash equivalents totaled $4.2 million and total debt outstanding was $63.5 million. Borrowings available under all credit facilities exceed $35 million. The Company has met all financial covenants contained in the financing agreements. Available cash, cash from operations and available credit under the credit facilities are expected to be sufficient to meet normal operating requirements for the foreseeable future.

MARKET RISK

The principal market risks to which the Company is exposed that may adversely impact results of operations and financial position are changes in certain raw material prices, interest rates and foreign exchange rates. The Company has no market risk sensitive instruments held for trading purposes.

Raw materials used by the Company are exposed to the impact of changing commodity prices, particularly the price of wheat used for flour. Accordingly, the Company enters into commodity future and option contracts to manage fluctuations in prices of anticipated purchases of certain raw materials. The Company's Board-approved policy is to use such commodity derivative financial instruments only

LANCE, INC AND SUBSIDIARIES

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

to the extent necessary to manage these exposures. The Company does not use these financial instruments for trading purposes.

Since the Company uses commodity price-sensitive instruments to hedge a certain portion of its existing and anticipated transactions, any loss in value for these instruments generally would be offset by increases in the value for the hedged transactions. At September 25, 1999, the Company had no open positions on futures contracts.

The Company's long-term debt obligations incur interest at floating rates, based on changes in U.S. Dollar LIBOR and Canadian Dollar LIBOR. Therefore, the Company has an exposure to changes in these interest rates. On July 22, 1999, the Board of Directors authorized interest rate exchange agreements to more effectively manage the effects of changing interest rates. However, no such agreements have been entered into. At September 25, 1999, the Company's long term debt totaled $63.5 million, with interest rates ranging from 5.82% to 5.84%. A 10% increase in U.S. LIBOR and Canadian LIBOR would have increased interest expense for the thirty-nine weeks ended September 25, 1999 by $150,000.

Through the operations of Tamming, the Company has an exposure to foreign exchange rate fluctuations, primarily between the U.S. and Canadian dollars. Foreign exchange rate fluctuations have limited impact on the earnings of the Company as a majority of the sales of Tamming are denominated in U.S. dollars. The indebtedness used to finance the acquisition of Tamming is denominated in Canadian dollars and serves as an effective hedge of the net asset investment in Tamming. A 10% devaluation of the Canadian dollar would result in an immaterial change in the Company's net asset investment in Tamming.

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

The second phase consists of remediation and testing. All critical internal hardware and software applications (commonly referred to as "IT systems") have been remediated and tested. In addition, a comprehensive, integrated test of all applications was completed during the second quarter of 1999. Other applications not internal to the Company (commonly referred to as "non-IT systems") include applications such as energy supply, telecommunications, facility operation and security, automated production controllers and financial services such as banking and benefit plan administration. The Company also has non-IT systems included in its vending machine operations and direct-store- delivery system. Remediation and testing for all critical non-IT systems was completed during the second quarter of 1999. Further remediation and testing for non-IT systems is continuing in connection with the assessments of third party readiness and contingency planning.

In the third phase, an initial assessment of third party readiness and impacts was completed in the second quarter of 1999. The Company has received a majority of responses to these initial inquiries. The survey base continues to expand to include additional third parties. The Company has completed

LANCE, INC AND SUBSIDIARIES

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

on-site visits to validate readiness responses for its key relationships as it assesses contingency planning requirements. The Company's key relationships include suppliers of flour, peanuts, peanut butter, energy and production and distribution equipment. The fourth phase, contingency planning, began in the fourth quarter of 1998 and will continue throughout the fourth quarter of 1999.

The Year 2000 readiness activities are also being performed for the recent acquisitions of Tamming and Cape Cod. The status of the Year 2000 readiness for these two new businesses is generally as described above.

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

FORWARD-LOOKING STATEMENTS

This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those forward- looking statements. Factors that may cause actual results to differ materially include price competition, industry consolidation, raw material costs, effectiveness of sales and marketing activities, operation of a leveraged business and effectiveness of Year 2000 readiness activities, as described in the Company's filings with the Securities and Exchange Commission.

 LANCE, INC AND SUBSIDIARIES

 ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 The principal market risks to which the Company is exposed that may adversely impact results of operations and financial position include changes in certain raw material prices, interest rates and foreign exchange rates. Quantitative and qualitative disclosures about these market risks are included under "Market Risks" in Item 2 above, Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.       OTHER INFORMATION

 ITEM 6:       Exhibits and Reports on Form 8-K

          (a)  Exhibits

               10.1 Financing and Share Purchase Agreement dated August 16, 1999 between the Registrant and Bank of America, N.A.

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

               99.1 Cautionary Statement under Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

               99.2 1998 Statements of Income for the Quarters (13 Weeks) Ended March 28, 1998, June 27, 1998, September 26, 1998 and December 26, 1998

         (b)   Reports on Form 8-K

               No reports on Form 8-K were filed during the 13 weeks ended September 25, 1999.

 Items 1 through 5 are not applicable and have been omitted.

LANCE, INC AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

                               LANCE, INC.

                               By: /s/ B. Clyde Preslar
                                  ---------------------------------------------
                                  B. Clyde Preslar
                                  Vice President and Principal
                                    Financial Officer

Dated:  October 22, 1999