Form 10-K
period 1999-12-25
LANCE INC
filed 2000-03-23
CIK 57528

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 25, 1999

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

                POST OFFICE BOX 32368, CHARLOTTE, NORTH CAROLINA
--------------------------------------------------------------------------------
             28232 (Mailing address of principal executive offices)

Registrant's telephone number, including area code:     (704) 554-1421

Securities Registered Pursuant to Section 12(b) of the Act:     NONE

Securities Registered Pursuant to Section 12(g) of the Act:

                $.83-1/3 PAR VALUE COMMON STOCK
                RIGHTS TO PURCHASE $1 PAR VALUE SERIES A JUNIOR
                PARTICIPATING PREFERRED STOCK

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of shares of the Registrant's $.83-1/3 par value Common Stock, its only outstanding class of voting stock, held by non-affiliates as of March 1, 2000 was approximately $291,400,000.

The number of shares outstanding of the Registrant's $.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of March 1, 2000, was 28,960,648 shares.

                       DOCUMENT INCORPORATED BY REFERENCE


Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 20, 2000 are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

         Lance, Inc. was incorporated as a North Carolina corporation in 1926. Lance, Inc. and its subsidiaries are collectively referred to herein as the Registrant or the Company.

         The Registrant manufactures, markets and distributes a variety of snack foods. Product categories include sandwich crackers, cookies, restaurant crackers and bread basket items, candy, chips, meat snacks, nuts and cake items, of which approximately 76% are manufactured and approximately 24% are purchased for resale. Products are distributed through the Registrant's direct-store-delivery ("DSD") system, direct shipments by its own transportation fleet and through third party common carriers. Products are packaged as individual, single servings and as larger packages or multi-pack configurations.

         The Registrant's customer base includes grocery and mass merchants, convenience and drug stores, food service brokers and institutions, vending operations, military and government facilities, and "up and down the street" outlets such as recreational facilities, offices, restaurants and independent retailers. The Registrant currently distributes products throughout most of the United States and parts of Canada and Europe. The Registrant's products are sold under the Registrant's brand names as well as private label and third-party brands.

         During 1999 the Registrant acquired Tamming Foods Ltd. ("Tamming"), headquartered in Waterloo, Ontario, Canada and Cape Cod Potato Chip Company, Inc. ("Cape Cod"), headquartered in Hyannis, Massachusetts. Tamming is a manufacturer of premium sugar wafers that are distributed in Canada and the United States. Cape Cod is a manufacturer and distributor of kettle cooked potato chips that are sold throughout the United States and parts of Canada and Europe. These acquisitions increased the Registrant's product offerings and broadened distribution.

         The Registrant's products are sold under various trade names and registered trademarks that it owns, including LANCE, TOASTCHEE, TOASTY, CHOC-O-LUNCH, VAN-O-LUNCH, NEKOT, GOLD-N-CHEES, CAPTAIN'S WAFERS, VISTA and CAPE COD.

         Sales are made by the Registrant's own DSD and non-DSD sales representatives, and also through brokers and distributors. The DSD organization is administered through 3 regions that are divided into 22 sales districts that are further divided into 258 sales branches, each under the direction of a branch manager. Within each branch are sales territories, each serviced by one representative. At December 25, 1999, there were 2,005 sales territories. The Registrant uses its own fleet of tractors and trailers to make weekly deliveries of its products to the sales territories. The Registrant provides its representatives with stockroom space for their inventory requirements. The representatives load their own trucks from these stockrooms for delivery to customers and to service vending machines owned by the Registrant. The Registrant owns and operates vending machines in approximately 60,000 locations. These vending machines are made available to customers primarily on a commission or rental basis. The machines are not designed or manufactured specifically for the Registrant, and their use is not limited to any particular sales area or class of customer. Non-DSD sales are distributed by both the Registrant's fleet of tractors and trailers as well as third party common carriers.

         The Registrant has initiated a number of activities to revitalize its operations and position itself for future growth. These activities include cost reductions, systems development, organizational improvements, sales/marketing initiatives and external development. The Registrant's strategic plans call for sales growth that is driven by improved sales and marketing initiatives that are funded through continued cost reduction activities as well as leveraging its distribution capabilities.

         The principal raw materials used in the manufacture of its snack food products are flour, peanuts, peanut butter, oils, shortenings, potatoes, shelled corn, popcorn, cornmeal, pork skins, tree nuts, starch, sugar, cheese, corn syrup, cocoa, fig paste and seasonings. The principal supplies used are flexible film, cartons, trays, boxes and bags. These raw materials and supplies are generally available in adequate quantities in the open market either from sources in the United States or from other countries and are generally contracted for a season in advance. The principal supplies of energy used in the manufacture of these products are electricity, natural and propane gas, fuel oil and diesel fuel, all of which are currently available in adequate quantities.

         All of the Registrant's products are sold in highly competitive markets in which there are many competitors. In the case of many of its products, the Registrant competes with manufacturers with greater total revenues and greater resources than the Registrant. The principal methods of competition are price, delivery, service and product quality. Generally, the Registrant believes that it is competitive in these methods as a whole. The methods of competition and the Registrant's competitive position vary according to the locality, the particular products and the policies of its competitors. Although reliable statistics are unavailable as to production and sales by others in the industry, the Registrant believes that in its core areas of distribution it is one of the largest producers of filled sandwich crackers.

         On December 25, 1999, the Registrant and its subsidiaries had 4,878 employees, none of whom were covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

         The Registrant's principal plant and general offices are located in Charlotte, North Carolina on a 287-acre tract owned by the Registrant. The main facility at this location is an air-conditioned and sprinklered plant, office building and cafeteria of brick and steel containing approximately 670,000 square feet. The manufacturing portion of this facility houses seven oven lines and is equipped with storage facilities to handle many of the Registrant's raw materials in bulk and is operated on a continuous three-shift basis. Adjacent to the main facility is an air-conditioned and sprinklered plant of brick and steel used for processing potato chips, corn chips and similar products containing approximately 140,000 square feet, which is operated on a continuous two-shift basis. Also adjacent to the main facility are a 70,400 square foot precast concrete building, which houses a vending machine repair and maintenance facility, an 11,000 square foot brick and steel building, which houses vehicle maintenance operations, and 50,000 square foot, 40,000 square foot and 14,000 square foot metal warehouse buildings.

         The Registrant also owns a plant located on an 18.5-acre tract in Burlington, Iowa. The plant is of masonry and steel and contains approximately 313,000 square feet. This plant houses eight oven lines, certain of which are operated on a continuous three-shift basis. Adjacent to the plant is a steel storage building of approximately 5,800 square feet. The Registrant owns two plants located on two tracts totaling approximately 8 acres in Ontario, Canada. These plants are located in Waterloo and Guelph and have approximately 45,000 and 46,000 square feet, respectively. The Registrant also owns a plant in Hyannis, Massachusetts located on a 5.4-acre tract. The plant is of masonry and steel and contains approximately 32,000 square feet.

         The Registrant leases office space for administrative support and district sales offices throughout the United States. The Registrant also leases six distribution/warehouse facilities for periods ranging from one to three years. In addition, the Registrant leases most of its stockroom space for its DSD field sales representatives in various locations mainly on month-to-month tenancies.

The Registrant believes that it has sufficient production capacity to meet foreseeable demand in 2000.

ITEM 3.   LEGAL PROCEEDINGS

         The Registrant is not a party to, nor are any of its assets subject to, any material pending legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

SEPARATE ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

         Information as to each executive officer of the Registrant, who is not a director or a nominee named in Item 10 of this Form 10-K, is as follows:

         Name                Age            Information About Officer
         ----                ---            -------------------------

Robert S. Carles             59     Secretary of Lance, Inc. since 1997,
                                    Assistant Secretary 1981-1997 and Corporate
                                    Attorney since 1976

H. Dean Fields               58     President of Vista Bakery, Inc. (subsidiary
                                    of Lance, Inc.) since 1996 and Manager,
                                    Columbia, South Carolina Plant of Vista
                                    Bakery, Inc. 1993-1996

L. Rudy Gragnani             46     Vice President of Lance, Inc. since 1997;
                                    Vice President of Coca-Cola Bottling Company of New York 1996-1997 and Director of
                                    Information Services of Coca-Cola Bottling
                                    Co. Consolidated 1988-1996

Earl D. Leake                48     Vice President of Lance, Inc. since 1995 and
                                    Treasurer and Assistant Secretary 1988-1995

James C. Melton              40     Assistant Vice President of Lance, Inc.,
                                    Vice President Financial Services, Lance
                                    Company since 1999, Corporate Controller and
                                    Principal Accounting Officer of Lance, Inc.
                                    1997-1999; independent financial consultant
                                    1995-1996; Corporate Controller and
                                    Assistant Treasurer, Kayser-Roth Corporation
                                    (consumer products company) 1990-1994


David R. Perzinski           40     Treasurer of Lance, Inc. since 1999, Senior
                                    Director of Sales/Marketing Finance and
                                    Treasury Operations 1996-1999; Financial
                                    Planning Manager Consumer Power
                                    Tools/Outdoor Products NA (division of the
                                    Black and Decker Corporation) 1992-1996;
                                    Manufacturing Site Controller U.S. Power
                                    Tools Group (Black and Decker) 1986-1991.

B. Clyde Preslar             45     Vice President and Chief Financial Officer
                                    of Lance, Inc. since 1996; Treasurer
                                    1996-1999; Director, Financial Services of
                                    Worldwide Power Tools Group (a consumer
                                    products division of The Black and Decker
                                    Corporation) 1993-1996 and Director,
                                    Corporate Business Planning and Analysis of
                                    The Black and Decker Corporation 1991-1993

Dominic J. Sidari            46     Vice President of Lance, Inc. since 1998*;
                                    Vice President, Sales of Pepperidge Farm division of Campbell 1977 - 1998

Richard G. Tucker            45     Vice President of Lance, Inc. since 1996 and
                                    President of Lance Company since 1999; Plant
                                    Manager (bakery division) of RJR Nabisco
                                    Holdings Corporation (consumer products
                                    company) 1989-1996

Gregory M. Venner            42     Vice President of Lance, Inc. since 1997*;
                                    Marketing Director and Business Director,
                                    Tropicana Products (food products company)
                                    1993-1996 and Marketing Director, Conagra
                                    Frozen Foods 1990-1993

Margaret E. Wicklund         39     Corporate Controller and Principal
                                    Accounting Officer of Lance, Inc. since
                                    1999, Assistant Secretary and Senior
                                    Director of Corporate Tax and Shared
                                    Services 1999-2000, Director of Corporate
                                    Tax 1993-1998; Senior Tax Consultant,
                                    Deloitte & Touche LLP 1987-1992.




         *  Employment will terminate effective March 27, 2000.

         All the executive officers were appointed to their current positions at the Annual Meeting of the Board of Directors effective April 16, 1999, except that Mr. Melton and Ms. Wicklund were appointed effective December 27, 1999. All of the Registrant's executive officers' terms of office extend until the next Annual Meeting of the Board of Directors and until their successors shall have been duly elected and qualified.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The Company had 4,595 stockholders of record as of March 1, 2000.

         The $.83-1/3 par value Common Stock of Lance, Inc. is traded in the over-the-counter market under the symbol LNCE and transactions in the Common Stock are reported on The nasdaq Stock Market. The following table sets forth the high and low sales prices and dividends paid during the interim periods in fiscal years 1999 and 1998.

1999 Interim Periods                                             High             Low          Dividend
--------------------                                             Price           Price           Paid
                                                                 -----           -----           ----
First quarter (13 weeks ended  March 27, 1999)                  $ 20 1/2         $14 1/4         $0.24
Second quarter (13 weeks ended June 26, 1999)                     16 1/2          13 1/2          0.24
Third quarter (13 weeks ended September 25, 1999)                 15 3/4          12              0.24
Fourth quarter (13 weeks ended December 25, 1999)                 13 7/16          9              0.24



1998 Interim Periods                                             High             Low          Dividend
--------------------                                             Price           Price           Paid
                                                                 -----           -----           ----
First quarter (13 weeks ended  March 28, 1998)                  $ 27 1/4          21 1/4         0.24
Second quarter (13 weeks ended June 27, 1998)                     22 7/8          20             0.24
Third quarter (13 weeks ended September 26, 1998)                 23 1/8          18 1/4         0.24
Fourth quarter (13 weeks ended December 26, 1998)                 20 1/2          18             0.24


         On January 11, 2000, the Board of Directors of Lance, Inc. declared a quarterly cash dividend of $0.16 per share payable on February 15, 2000 to stockholders of record on February 5, 2000. This dividend represented a one-third reduction in the quarterly cash dividend rate. The Board of Directors of Lance, Inc. will consider the amount of future cash dividends on a quarterly basis.

         The Company's long-term debt agreements contain provisions that could limit the amount of cash dividends paid by Lance, Inc.

ITEM 6.   SELECTED FINANCIAL DATA

         The following table sets forth selected historical financial data of the Company for the five-year period ended December 25, 1999. The selected financial data have been derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere herein. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements, including the notes thereto. Amounts are in thousands, except per share data.


                                          1999         1998          1997          1996          1995
--------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS:
Net sales and other operating
    revenue                            $531,274      $486,432      $486,854      $477,015      $ 480,810
Loss from restructuring and
    impairment                               --            --            --            --        (35,897)
Operating profit (loss)                  41,344        40,075        45,119        36,012        (10,682)
Income (loss) before income taxes        39,865        43,743        48,688        40,780        (10,100)
Income taxes (benefit)                   15,104        16,135        18,591        16,188         (3,161)
Net income (loss)                        24,761        27,608        30,097        24,592         (6,939)

AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
BASIC                                    29,874        29,925        29,893        30,075         30,400
DILUTED                                  29,918        30,043        30,018        30,086         30,400

PER SHARE OF COMMON STOCK:
Operating profit (loss) - basic        $   1.38      $   1.34      $   1.51      $   1.20      $   (0.35)
Operating profit (loss) - diluted          1.38          1.33          1.50          1.20          (0.35)
Net income (loss) - basic                  0.83          0.92          1.01          0.82          (0.23)
Net income (loss) - diluted                0.83          0.92          1.00          0.82          (0.23)
Cash dividends                             0.96          0.96          0.96          0.96           0.96

FINANCIAL STATUS AT YEAR-END:
Total assets                           $330,662      $251,403      $252,740      $247,205      $ 251,345
Total debt                               71,206            --            --            --             --
--------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion provides an assessment of the Company's financial condition, results of operations and liquidity and capital resources and should be read in conjunction with the accompanying financial statements and notes thereto included elsewhere herein.

OVERVIEW

         The Company manufactures, markets and distributes a variety of snack foods. Product categories include sandwich crackers, cookies, restaurant crackers and bread basket items, candy, chips, meat snacks, nuts and cake items, of which approximately 76% are manufactured and approximately 24% are purchased for resale. Products are distributed through the Company's direct-store-delivery ("DSD") system, through direct shipments by the Company's transportation fleet and through third party common carriers. Products are packaged as individual, single servings and as larger packages or multi-pack configurations.

         The Company's customer base includes grocery and mass merchants, convenience and drug stores, food service brokers and institutions, vending operations and "up and down the street" outlets such as recreational facilities, offices and independent retailers. The Company's products are sold under the Company's brand names as well as private label and third-party brands.

         The Company has implemented a number of activities to revitalize its operations and position itself for future growth. These activities include cost reductions, systems development, organizational improvements, sales/marketing initiatives and external development.

         Significant productivity gains have been realized within the manufacturing and distribution areas through process and capital improvements. Raw material costs have also been favorable due to lower commodity costs for flour and peanuts and through improved relationships with vendors.

         In 1998 the Company implemented a new route management information system for the Company's DSD operations and completed the rollout of new handheld computers used by the DSD field sales representatives. Continued improvements have been made to these systems in 1999.

         During 1999 the Company improved the DSD organization by implementing segmented route structures, metro distribution centers and a route alignment information system. These improvements support the Company's plan of increasing profitable sales growth.

         During 1999 the Company acquired Tamming Foods Ltd. ("Tamming"), headquartered in Waterloo, Ontario, Canada and Cape Cod Potato Chip Company, Inc.

("Cape Cod"), headquartered in Hyannis, Massachusetts. These acquisitions supported the Company's strategies by increasing product offerings and broadening distribution.

         The Company's sales growth plans are based on improved execution of sales and marketing activities as well as increased penetration of growing distribution channels such as mass merchandisers and convenience stores. In addition, the Company is continuing its intense focus on cost reduction.

RESULTS OF OPERATIONS


1999 COMPARED TO 1998                                         1999                     1998                 DIFFERENCE
--------------------------------------------------------------------------------------------------------------------------
Revenues                                            $  531.3       100.0%     $  486.4      100.0%    $  44.9         9.2%
Cost of sales                                          246.0        46.3%        222.2       45.7%      (23.8)      (10.7%)
--------------------------------------------------------------------------------------------------------------------------
  Gross margin                                         285.3        53.7%        264.2       54.3%       21.1         8.0%
Selling, marketing and delivery expenses               214.3        40.3%        199.1       40.9%      (15.2)       (7.6%)
General and administrative expenses                     23.7         4.5%         19.5        4.0%       (4.2)      (21.5%)
Provisions for employees' retirement plans               4.6         0.9%          5.5        1.1%        0.9        16.4%
Amortization of goodwill and other intangibles           1.4         0.2%         --         --          (1.4)        N/A
--------------------------------------------------------------------------------------------------------------------------
  Total operating expenses                             244.0        45.9%        224.1       46.1%      (19.9)       (8.9%)
--------------------------------------------------------------------------------------------------------------------------
Operating profit                                        41.3         7.8%         40.1        8.2%        1.2         3.0%
Interest income (expense), net                          (2.4)       (0.5%)         1.9        0.4%       (4.3)     (226.3%)
Other income, net                                        1.0         0.2%          1.7        0.3%       (0.7)      (41.2%)
Income taxes                                            15.1         2.8%         16.1        3.3%        1.0         6.2%
--------------------------------------------------------------------------------------------------------------------------
Net income                                          $   24.8         4.7%     $   27.6        5.7%    $  (2.8)      (10.1%)
--------------------------------------------------------------------------------------------------------------------------

         Revenues increased $44.9 million, or 9.2%, due primarily to the acquisitions of Tamming and Cape Cod in 1999. Revenues in pre-acquisition business increased 1.6% led by growth in vending revenue as well as sales of meat products, chips and cake items.

         Gross margin as a percent of revenues decreased by 0.6 percentage points to 53.7% in 1999 due to the lower gross margins of the acquired businesses. However, gross margin as a percent of revenues in the pre-acquisition business was 55.6% in 1999 reflecting manufacturing improvements and lower raw material costs. In the pre-acquisition business, unit labor costs were reduced through labor-reducing capital expenditures while raw material utilization improved through better controlled manufacturing processes.

         The $15.2 million increase in selling, marketing and delivery expenses was a result of higher personnel costs, higher depreciation, increased provisions for bad debts and the addition of the acquired businesses. General and administrative expenses increased $4.2 million primarily due to increased temporary personnel costs and the addition of acquired businesses. Amortization of goodwill and intangibles are the result of the acquisitions of Tamming and Cape Cod. The provision for employee's retirement plans was $0.9 million lower due to the profitability-based formula for these contributions.

         Net interest expense amounted to $2.4 million in 1999 compared to $1.9 million of net interest income in 1998 due to reductions in cash and marketable securities and indebtedness incurred to fund capital expenditures and acquisitions. Other income includes gains and losses on dispositions of fixed assets and marketable securities. The

$0.7 million decrease in other income was due to the absence of securities gains realized in 1998.

         The effective income tax rate increased from 36.9% in 1998 to 37.9% in 1999 due to higher effective rates for the acquired businesses.


1998 COMPARED TO 1997                                    1998                    1997               DIFFERENCE
-------------------------------------------------------------------------------------------------------------------
Revenues                                        $  486.4      100.0%    $  486.8      100.0%    $  (0.4)      (0.1%)
Cost of sales                                      222.2       45.7%       228.6       47.0%        6.4        2.8%
-------------------------------------------------------------------------------------------------------------------
  Gross margin                                     264.2       54.3%       258.2       53.0%        6.0        2.3%
Selling, marketing and delivery expenses           199.1       40.9%       187.0       38.4%      (12.1)      (6.5%)
General and administrative expenses                 19.5        4.0%        20.6        4.2%        1.1        5.3%
Provisions for employees' retirement plans           5.5        1.1%         5.5        1.1%       --         --
-------------------------------------------------------------------------------------------------------------------
  Total operating expenses                         224.1       46.1%       213.1       43.8%      (11.0)      (5.2%)
-------------------------------------------------------------------------------------------------------------------
Operating profit                                    40.1        8.2%        45.1        9.3%       (5.0)     (11.1%)
Other income, net                                    3.6        0.7%         3.6        0.7%       --         --
Income taxes                                        16.1        3.3%        18.6        3.8%        2.5       13.4%
-------------------------------------------------------------------------------------------------------------------
Net income                                      $   27.6        5.7%    $   30.1        6.2%    $  (2.5)      (8.3%)
-------------------------------------------------------------------------------------------------------------------

         Revenues decreased $0.4 million, or 0.1%, despite a significant increase in selling and marketing spending aimed at increasing unit volume. Sales volume increases through grocery and vending accounts were offset by lower sales volume through "up and down the street", convenience and food service accounts. During the fourth quarter of 1998, a new breakfast line of pastry and cake items was introduced, but sales were not material during the period.

         Gross margin improved by 1.3 percentage points to 54.3% in 1998 primarily as a result of process improvements and lower raw material costs. Unit labor costs were reduced through labor-reducing capital expenditures while raw material utilization improved through better controlled manufacturing processes. The full year gross margin improvement was hampered late in the third quarter and during the fourth quarter when equipment start-up inefficiencies occurred, primarily in private label production. By the end of the fourth quarter, the equipment was running near targeted levels.

         The $12.1 million increase in selling, marketing and delivery costs included higher trade promotions, increased personnel and depreciation costs related to vending sales and higher compensation and training costs for DSD field sales personnel. Additionally, the implementation of two major information systems caused higher personnel and other costs. Partially offsetting these cost increases were lower incentive provisions as a result of lower-than-planned revenue and earnings performance. General and administrative expenses declined $1.1 million primarily through efficiencies and lower advisory fees.

         Other income includes interest and dividend income on cash and marketable securities and gains/losses on dispositions of assets. Interest and dividend income declined during 1998 as the Company used cash for its capital expenditure program. The effective income tax rate was reduced from 38.2% in 1997 to 36.9% in 1998 due to changes in the composition of earnings.

LIQUIDITY AND CAPITAL RESOURCES

         Traditionally, the Company has met its liquidity needs for capital expenditures, cash dividends and stock repurchases through cash from operations and investments. The Company has historically maintained relatively high liquidity and no outstanding debt. During 1999, the Company changed its capital structure by liquidating marketable securities and incurring indebtedness available under new credit agreements, primarily to fund the acquisitions of Tamming and Cape Cod. The Company paid dividends of $0.96 per share in 1999 and 1998.

         Cash flow from operations in 1999 totaled $46.0 million. Working capital (other than cash and marketable securities) increased to $43.9 million from $36.1 million at the end of 1998. Approximately $3.4 million of the $7.8 million increase occurred as a result of the acquisitions. The remaining working capital increase is primarily a result of increased inventory levels related to new product rollouts.

         Cash used in investing activities during 1999 totaled $73.5 million. The costs of the acquisitions of Tamming and Cape Cod totaled $53.6 million. Capital expenditures totaled $30.5 million, a decrease of $24.1 million from 1998 expenditures. 1999 expenditures included new vending equipment, sales displays and automated packaging equipment. 1998 expenditures included $16.0 million relating to the implementation of information systems. During 1999, the Company liquidated its investments in marketable securities providing approximately $9.1 million of cash to fund property purchases and acquisitions.

         Cash provided by financing activities for 1999 totaled $32.8 million. During 1999, the Company's borrowings under new credit agreements totaled $100.0 million, of which $30.9 million was used to repay the Tamming unsecured term bridge loan and $4.6 million was used to repay short- and long-term debt assumed in the acquisition of Cape Cod. The Company continued its cash dividend at $0.96 per share amounting to $28.8 million in 1999. During the first quarter of 1999, the Company repurchased 100,000 common shares for $1.5 million representing the entire share repurchases authorized by the Board of Directors on February 16, 1999.

         As of December 25, 1999, cash and cash equivalents totaled $13.3 million and total debt outstanding was $71.2 million. Borrowings available under all credit facilities totaled $25.2 million. The Company has complied with all financial covenants contained in the financing agreements. Available cash, cash from operations and available credit under the credit facilities are expected to be sufficient to meet normal operating requirements for the foreseeable future.

         On January 11, 2000 the Board of Directors authorized the repurchase of up to 1.5 million shares of common stock. In addition, the Board of Directors declared a $0.16 quarterly dividend, which was a one-third reduction from the prior quarterly dividend. The Company will use the funds saved from the dividend reduction and borrowings from existing credit facilities for the stock repurchase. From January 11, 2000 through February 15, 2000, the Company repurchased 976,000 shares of its common stock.

MARKET RISK

         The principal market risks to which the Company is exposed that may adversely impact results of operations and financial position are changes in certain raw material prices, increased interest rates and fluctuations in foreign exchange rates. The Company has no market risk sensitive instruments held for trading purposes.

         Raw materials used by the Company are exposed to the impact of changing commodity prices, particularly the price of wheat used for flour. Accordingly, the Company enters into commodity futures and option contracts to manage fluctuations in prices of anticipated purchases of certain raw materials. The Company's Board-approved policy is to use such commodity derivative financial instruments only to the extent necessary to manage these exposures. The Company does not use these financial instruments for trading purposes.

         Since the Company uses commodity price-sensitive instruments to hedge a certain portion of its existing and anticipated transactions, any loss in value for these instruments generally would be offset by increases in the value for the hedged transactions. At December 25, 1999, the Company had no open position on futures contracts.

         The Company's long-term debt obligations incur interest at floating rates, based on changes in U.S. Dollar LIBOR and Canadian Dollar LIBOR. Therefore, the Company has an exposure to changes in these interest rates. On July 22, 1999, the Board of Directors authorized interest rate exchange agreements to more effectively manage the effects of changing interest rates. However, no such agreements have been entered into. At December 25, 1999, the Company's long term debt totaled $71.2 million, with interest rates ranging from 6.05% to 8.50%, with a weighted average interest rate of 6.56%. A 10% increase in U.S. LIBOR and Canadian LIBOR would have increased interest expense for the 1999 year by $ 0.3 million.

         Through the operations of Tamming, the Company has an exposure to foreign exchange rate fluctuations, primarily between U.S. and Canadian dollars. Foreign exchange rate fluctuations have limited impact on the earnings of the Company as a majority of the sales of Tamming are denominated in U.S. dollars. The indebtedness used to finance the acquisition of Tamming is denominated in Canadian dollars and serves as an effective hedge of the net asset investment in Tamming. A 10% devaluation of the Canadian dollar would result in an immaterial change in the Company's net asset investment in Tamming.

         Inflation and changing prices have not had a material impact on the Company's net sales and income for the last three fiscal years.


YEAR 2000

         The Company incurred no material adverse effect related to Year 2000 issues.

FORWARD-LOOKING STATEMENTS

         This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those forward-looking statements. Factors that may cause actual results to differ materially include price competition, industry consolidation, raw material costs and effectiveness of sales and marketing activities, as described in the Company's filings with the Securities and Exchange Commission.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The principal market risks to which the Company is exposed that may adversely impact results of operations and financial position are changes in certain raw material prices, increased interest rates and fluctuations in foreign exchange rates. The Company has no market risk sensitive instruments held for trading purposes.

         Raw materials used by the Company are exposed to the impact of changing commodity prices, particularly the price of wheat used for flour. Accordingly, the Company enters into commodity futures and option contracts to manage fluctuations in prices of anticipated purchases of certain raw materials. The Company's Board-approved policy is to use such commodity derivative financial instruments only to the extent necessary to manage these exposures. The Company does not use these financial instruments for trading purposes.

         Since the Company uses commodity price-sensitive instruments to hedge a certain portion of its existing and anticipated transactions, any loss in value for these instruments generally would be offset by increases in the value for the hedged transactions. At December 25, 1999, the Company had no open position on futures contracts.

         The Company's long-term debt obligations incur interest at floating rates, based on changes in U.S. Dollar LIBOR and Canadian Dollar LIBOR. Therefore, the Company has an exposure to changes in these interest rates. On July 22, 1999, the Board of Directors authorized interest rate exchange agreements to more effectively manage the effects of changing interest rates. However, no such agreements have been entered into. At December 25, 1999, the Company's long term debt totaled $71.2 million, with interest rates ranging from 6.05% to 8.50%, with a weighted average interest rate of 6.56%. A 10% increase in U.S. LIBOR and Canadian LIBOR would have increased interest expense for the 1999 year by $ 0.3 million.

         Through the operations of Tamming, the Company has an exposure to foreign exchange rate fluctuations, primarily between U.S. and Canadian dollars. Foreign exchange rate fluctuations have limited impact on the earnings of the Company as a majority of the sales of Tamming are denominated in U.S. dollars. The indebtedness used to finance the acquisition of Tamming is denominated in Canadian dollars and serves as an effective hedge of the net asset investment in Tamming. A 10% devaluation of the Canadian dollar would result in an immaterial change in the Company's net asset investment in Tamming.

         Inflation and changing prices have not had a material impact on the Company's net sales and income for the last three fiscal years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Consolidated Statements of Income
--------------------------------------------------------------------------------

LANCE, INC. AND SUBSIDIARIES
For the Fiscal Years Ended December 25, 1999, December 26, 1998 and December 27, 1997 (In thousands, except share and per share data)


                                                               1999            1998              1997
--------------------------------------------------------------------------------------------------------

NET SALES AND OTHER OPERATING REVENUE                        $531,274        $486,432          $486,854
--------------------------------------------------------------------------------------------------------

COST OF SALES AND OPERATING EXPENSES
Cost of sales                                                 246,017         222,228           228,583
Selling, marketing and delivery                               214,257         199,134           187,047
General and administrative                                     23,726          19,482            20,649
Provisions for employees' retirement plans                      4,575           5,513             5,456
Amortization of goodwill and other intangibles                  1,355               -                 -
--------------------------------------------------------------------------------------------------------

Total costs and expenses                                      489,930         446,357           441,735
--------------------------------------------------------------------------------------------------------

OPERATING PROFIT                                               41,344          40,075            45,119

Interest income (expense), net                                 (2,417)          1,906             2,581
Other income, net                                                 938           1,762               988
--------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                     39,865          43,743            48,688

Income taxes                                                   15,104          16,135            18,591
--------------------------------------------------------------------------------------------------------

NET INCOME                                                    $24,761         $27,608           $30,097
========================================================================================================


EARNINGS PER SHARE
     Basic                                                      $0.83           $0.92             $1.01
     Diluted                                                    $0.83           $0.92             $1.00
--------------------------------------------------------------------------------------------------------
     Weighted average shares outstanding - basic           29,874,000      29,925,000        29,893,000
     Weighted average shares outstanding - diluted         29,918,000      30,043,000        30,018,000
--------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
--------------------------------------------------------------------------------

LANCE, INC. AND SUBSIDIARIES
December 25, 1999 and December 26, 1998
(In thousands, except share data)

ASSETS                                                                   1999              1998
------------------------------------------------------------------------------------------------------

CURRENT ASSETS
   Cash and cash equivalents                                              $ 13,303            $ 7,856
   Marketable securities                                                         -              9,126
   Accounts receivable (less allowance for doubtful
       accounts of  $2,524 and $1,275, respectively)                        49,106             39,616
   Inventories                                                              26,244             20,331
   Prepaid income taxes                                                        888              2,800
   Deferred income tax benefit                                               4,487              5,808
   Prepaid expenses and other                                                3,010              1,943
------------------------------------------------------------------------------------------------------

       Total current assets                                                 97,038             87,480

Property, plant and equipment, net                                         183,782            161,683
Goodwill, net                                                               35,451                  -
Other intangible assets, net                                                11,064                  -
Other assets                                                                 3,327              2,240
------------------------------------------------------------------------------------------------------

       TOTAL ASSETS                                                       $330,662           $251,403
------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Current portion of long-term debt                                       $    354           $      -
  Accounts payable                                                          15,597              9,231
  Accrued compensation                                                      10,845             10,969
  Accrued profit-sharing retirement plan                                     4,564              4,916
  Accrual for insurance claims                                               4,366              4,173
  Other payables and accrued liabilities                                     4,154              5,102
-----------------------------------------------------------------------------------------------------

       Total current liabilities                                            39,880             34,391
------------------------------------------------------------------------------------------------------

OTHER LIABILITIES AND DEFERRED CREDITS
   Long-term debt                                                           70,852                  -
   Deferred income taxes                                                    21,167             12,122
   Accrued postretirement health care costs                                 11,410             12,350
   Accrual for insurance claims                                              3,808              3,529
   Supplemental retirement benefits                                          2,755              2,927
   Commitments and contingent liabilities                                        -                  -
-----------------------------------------------------------------------------------------------------

       Total other liabilities and deferred credits                        109,992             30,928
------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
     Common stock, 29,950,897 and 29,989,210
      shares outstanding at December 25,                                    24,959             24,991
      1999 and December 26, 1998
     Preferred stock, 0 shares outstanding at December 25,
      1999 and December 26, 1998                                                 -                  -
     Additional paid in capital                                              2,552              1,981
     Unamortized portion of restricted stock awards                           (799)              (502)
     Retained earnings                                                     154,063            159,524
     Accumulated other comprehensive income                                     15                 90
------------------------------------------------------------------------------------------------------

       Total stockholders' equity                                          180,790            186,084
------------------------------------------------------------------------------------------------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $330,662           $251,403
------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders' Equity and Comprehensive Income
--------------------------------------------------------------------------------

LANCE, INC. AND SUBSIDIARIES
For the Fiscal Years Ended December 25, 1999, December 26, 1998 and December 27, 1997 (In thousands, except share data)

                                                                             Unamortized
                                                                              Portion of               Accumulated
                                                                  Additional  Restricted                  Other
                                                       Common       Paid-in      Stock       Retained Comprehensive
                                        Shares          Stock       Capital      Awards      Earnings     Income         Total
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 28, 1996            29,888,265      $ 24,907      $    --      $  --      $ 159,700      $ 255      $ 184,862

Comprehensive income:
    Net income                                --            --           --         --         30,097         --         30,097
    Net change in unrealized
      gains on marketable
      securities, net
      of tax effect of $90                    --            --           --         --             --        138            138
                                                                                                                      ---------
    Total comprehensive income                --            --           --         --             --         --         30,235
                                                                                                                      ---------

Cash dividends paid to
  stockholders                                --            --           --         --        (28,699)        --        (28,699)

Stock options exercised                   29,822            25          328         --             --         --            353

Issuance of restricted stock              30,200            25          671       (488)            --         --            208

Purchases of common stock                (25,000)          (21)          --         --           (416)        --           (437)
--------------------------------------------------------------------------------------------------------------------------------

Balance, December 27, 1997            29,923,287        24,936          999       (488)       160,682        393        186,522

Comprehensive income:
    Net income                                --            --           --         --         27,608         --         27,608
    Net change in unrealized
      gains on marketable
      securities, net
      of tax effect of ($198)                 --            --           --         --             --       (303)          (303)
                                                                                                                      ---------
    Total comprehensive income                --            --           --         --             --         --         27,305
                                                                                                                      ---------

Cash dividends paid to
  stockholders                                --            --           --         --        (28,766)        --        (28,766)

Stock options exercised                   60,901            50        1,039         --             --         --          1,089

Issuance of restricted stock,
  net of cancellations                    17,401            15          230        (14)            --         --            231

Purchases of common stock                (12,379)          (10)        (287)        --             --         --           (297)
--------------------------------------------------------------------------------------------------------------------------------

Balance, December 26, 1998            29,989,210        24,991        1,981       (502)       159,524         90        186,084

Comprehensive income:
    Net income                                --            --           --         --         24,761         --         24,761
    Net change in unrealized
      gains on marketable
      securities, net
      of tax effect of ($45)                  --            --           --         --             --        (90)           (90)
    Foreign currency translation
       adjustment, net of tax
       effect of $8                           --            --           --         --             --         15             15
                                                                                                                      ---------
    Total comprehensive income                --            --           --         --             --         --         24,686
                                                                                                                      ---------

Cash dividends paid to
  stockholders                                --            --           --         --        (28,808)        --        (28,808)

Stock options exercised                    3,487             3           57         --             --         --             60

Issuance of restricted stock,
  net of cancellations                    58,200            49          514       (297)            --         --            266

Purchases of common stock               (100,000)          (84)          --         --         (1,414)        --         (1,498)
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 25, 1999            29,950,897      $ 24,959      $ 2,552      $(799)     $ 154,063      $  15        180,790
================================================================================================================================

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

LANCE, INC. AND SUBSIDIARIES
For the Fiscal Years Ended December 25, 1999, December 26, 1998 and December 27, 1997 (In thousands)


                                                               1999             1998             1997
-------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                   $ 24,761         $ 27,608         $ 30,097
Adjustments to reconcile net income to cash
provided by operating activities:
     Depreciation and amortization                             27,435           21,726           20,025
     Gain on sale of property, net                               (902)            (823)            (976)
     Deferred income taxes                                      3,518            3,222            3,638
     Other, net                                                   266              260              208
     Changes in operating assets and liabilities:
       Accounts receivable                                     (1,818)          (5,559)          (2,007)
       Inventory                                               (3,698)          (2,449)           4,615
       Prepaid expenses and other current assets                 (903)            (668)             533
       Accounts payable                                         1,458            3,410           (1,229)
       Accrued income taxes                                     1,623           (3,872)             930
       Other payables and accrued liabilities                  (5,697)          (5,023)             293
-------------------------------------------------------------------------------------------------------

Net cash flow from operating activities                        46,043           37,832           56,127
-------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchases of property and equipment                           (30,537)         (54,659)         (34,129)
Proceeds from sale of property                                  1,570            2,337           11,009
Acquisition of businesses, net of cash acquired               (53,570)              --               --
Purchases of marketable securities                               (556)          (1,853)         (16,103)
Maturities of marketable securities                             1,886            6,201           12,125
Sales of marketable securities                                  7,643           11,917            4,050
Other, net                                                         63               38              (20)
-------------------------------------------------------------------------------------------------------

Net cash used in investing activities                         (73,501)         (36,019)         (23,068)
-------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Dividends paid                                                (28,808)         (28,766)         (28,699)
Issuance (purchase) of common stock, net                       (1,438)             792              (84)
Proceeds from debt issued, net of acquisition costs            64,519               --               --
Repayments of debt                                            (36,969)              --               --
Borrowings under revolving credit facilities, net              35,500               --               --
Other, net                                                         --              (23)              --
-------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities            32,804          (27,997)         (28,783)
-------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                           101               --               --
-------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                5,447          (26,184)           4,276
CASH AND CASH EQUIVALENTS AT BEGINNING OF FISCAL YEAR           7,856           34,040           29,764
-------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF FISCAL YEAR              $ 13,303         $  7,856         $ 34,040
=======================================================================================================

SUPPLEMENTAL INFORMATION
Cash paid for income taxes, net of refunds of                $  9,666         $ 16,497         $ 14,050
    $38 and $0, respectively
Cash paid for interest                                       $  2,211         $     --         $     --

See Notes to Consolidated Financial Statements.

Note to Consolidated Financial Statements
--------------------------------------------------------------------------------

LANCE, INC. AND SUBSIDIARIES
December 25, 1999 and December 26, 1998


(1)    OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING  POLICIES
       OPERATIONS

       Lance, Inc. and subsidiaries (the Company) manufactures, markets and distributes a variety of snack food products. The Company's customer base includes grocery and mass merchants, convenience stores, food service, vending and "up and down the street customers." Products are distributed through the Company's direct-store-delivery system, direct shipments via the Company's transportation fleet and/or through third party common carriers. The Company currently distributes products throughout most of the United States and parts of Canada and Europe. The Company's policy is to recognize a sale at the time the product is delivered to the customer.

       PRINCIPLES OF CONSOLIDATION

       The accompanying consolidated financial statements include the accounts of Lance, Inc. and its subsidiaries. All material intercompany items have been eliminated. Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified for consistent presentation.

       USE OF ESTIMATES

       Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for bad debts and the useful lives of buildings and equipment. Actual results may differ from these estimates.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying amount of cash and cash equivalents, receivables, marketable securities, accounts payable, and short- and long-term debt approximate fair value.

       CASH AND CASH EQUIVALENTS

       The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

       In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows", cash flows from the Company's operations in Canada are calculated based on their reporting currency, the Canadian Dollar. As a result, amounts related to assets and liabilities reported in the statement of cash flows will not necessarily agree to changes in the corresponding balances on the balance sheet. The effect of exchange rate changes on cash balances held in the Canadian Dollar is reported below cash flows from financing activities.

       MARKETABLE SECURITIES

       During 1999, the Company liquidated its marketable securities. Marketable securities at December 26, 1998 were principally instruments of the U.S. government and its agencies, of state governments, and of municipalities.

       Debt and marketable equity securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. All of the Company's marketable securities were classified as available-for-sale at December 26, 1998.

       Available-for-sale securities are recorded at market value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

       INVENTORIES AND DERIVATIVE FINANCIAL INSTRUMENTS

       The Company's primary raw materials include peanuts, peanut butter, flour and other similar grain products. Supplies principally consist of packaging materials, including overwrap film and boxes.

       Inventories are valued at the lower of cost or market; 72% of the cost of the inventories in 1999 and 80% in 1998 was determined using the last-in, first-out (LIFO) method and the remainder was determined using the first-in, first-out (FIFO) method.

       The Company enters into various forward purchase agreements and derivative financial instruments to reduce the impact of volatility in raw material ingredient prices. The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. These transactions meet the requirements for hedge accounting, including designation to specific inventory amounts and probable future purchases, and high correlation. Amounts payable or receivable under the agreements are recognized as deferred gains or losses and included in other assets or liabilities. These deferred amounts are charged or credited to cost of sales as the related raw materials are charged to operations.

       PROPERTY, PLANT AND EQUIPMENT

       Depreciation is computed using the straight-line method over the estimated useful lives of depreciable property ranging from 3 to 45 years. Property is recorded at cost less accumulated depreciation with the exception of assets held for disposal which are recorded at their estimated fair value. Upon retirement or disposal of any item of property, the cost is removed from the property account and the accumulated depreciation applicable to such item is removed from accumulated depreciation. Major renewals and betterments are capitalized, maintenance and repairs are expensed as incurred, and gains and losses on dispositions are reflected in income. Assets under capital leases are amortized over the estimated useful life of the related property.

       Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

       GOODWILL AND OTHER INTANGIBLE ASSETS

       Goodwill represents the excess of the purchase prices over the fair value of net assets acquired. Other intangibles include trademarks and covenants not-to-compete. Goodwill and trademarks are being amortized on a straight-line basis over 40 years. The covenants not-to-compete are being amortized on a straight-line basis over the contract life. Amortization expense and accumulated amortization was $1,355,000 in 1999.

       The Company evaluates the recoverability of goodwill and other intangible assets by measuring the carrying amounts of the assets against the estimated undiscounted future cash flows associated with them.

       INCOME TAXES

       Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

       INSURANCE CLAIMS

       The Company maintains a self-insurance program covering portions of workers' compensation, automobile and general liability costs. Self-insured accruals are based on claims filed and an estimate for significant claims incurred but not reported and are covered by standby letters of credit with the Company's claims administrators. Claims in excess of the self-insured levels are fully insured.

       POST RETIREMENT PLANS

       The Company has a defined benefit health care plan for substantially all retirees and employees. The net periodic costs are recognized as employees perform the services necessary to earn the postretirement benefits.

       The Company also provides supplemental retirement benefits to certain officers. Provision for these benefits, made over the period of employment of such officers, was $300,000 in 1999, $149,000 in 1998 and $246,000 in 1997.

       FOREIGN CURRENCY TRANSLATION

       All assets and liabilities of Tamming Foods Ltd., a Canadian subsidiary, are translated into U.S. dollars using current exchange rates and income statement items are translated using the average exchange rates during the period. The translation adjustment is included as a component of stockholders' equity. Gains and losses on foreign currency transactions are included in income. The net loss on foreign currency transactions during 1999 was $74,000.

       STOCK OPTION PLANS

       On December 31, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

       EARNINGS PER SHARE

       Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.

       Diluted earnings per share is calculated by including all dilutive common shares such as stock options. Dilutive potential shares were 44,000 in 1999, 118,000 in 1998 and 125,000 in 1997. Anti-dilutive shares totaling 1,573,000 in 1999, 106,000 in 1998 and 46,000 in 1997 were excluded from the dilutive earnings calculation. No adjustment to reported net income is required when computing diluted earnings per share.

       ADVERTISING AND CONSUMER PROMOTION COSTS

       The Company records the costs of all advertising and consumer promotion in the periods in which the advertising or promotion takes place. These costs amounted to $8,984,000, $9,890,000 and $12,630,000 for the fiscal years 1999, 1998 and 1997, respectively.

       NEW ACCOUNTING STANDARDS

       Derivative Instruments and Hedging - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, will be effective for the Company's 2001 fiscal year. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. It also requires changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Given the Company's limited involvement with derivative instruments, management does not expect the adoption of this statement to have a material impact on the financial statements taken as a whole.


(2)    ACQUISITIONS

       Effective April 2, 1999, the Company acquired Tamming Foods Ltd. ("Tamming"), headquartered in Waterloo, Ontario, Canada. Tamming manufactures high quality sugar wafer products that are sold under private label in the United States, Canada and Mexico.

       Effective May 24, 1999, the Company acquired Cape Cod Potato Chip Company, Inc. ("Cape Cod") headquartered in Hyannis, Massachusetts. Cape Cod manufactures premium, kettle-cooked potato chips and other salty snacks, which are distributed throughout the United States, Canada, Spain and England under the Cape Cod brand.

       The acquisitions described above were accounted for using the purchase method of accounting for business combinations. The aggregate purchase price of the acquisitions was $53.6 million, which includes the costs of acquisition. The terms of the Tamming acquisition also provide for additional consideration to be paid if Tamming's earnings exceed certain targeted levels through the year 2002. The maximum amount of remaining contingent consideration is Canadian dollars ("Cdn") $15.6 million ($10.8 million at December 25, 1999). The additional consideration is payable in cash in 2004 and will result in additional goodwill if earned. The Company has not recorded this liability as of December 25, 1999 as the outcome of the contingency is not determinable beyond a reasonable doubt.

       The total cost of the acquisitions was allocated to the net assets acquired as follows (in thousands):

                  Current assets                                      $ 9,799
                  Fixed assets                                         18,333
                  Goodwill and other intangibles                       46,818
                  ------------------------------------------------------------
                       Total assets                                    74,950
                  ------------------------------------------------------------
                  Current liabilities                                  10,739
                  Long-term debt                                        3,580
                  Other liabilities                                     7,061
                  ------------------------------------------------------------
                       Total liabilities                               21,380
                  ------------------------------------------------------------
                       Total cost of the acquisitions                $ 53,570
                  ------------------------------------------------------------


       The accompanying consolidated financial statements include the operating results of these entities since their respective effective dates. If the acquisitions of Tamming and Cape Cod had occurred at the beginning of 1998, unaudited proforma consolidated sales, net income and net earnings per share for 1999 and 1998 would have been as follows (in thousands):

                                                       1999          1998
       ------------------------------------------------------------------------

             Net sales and other operating revenue       $543,465     $534,772
             Net income                                    24,206      27,472
             Basic earnings per share                       $0.81        $0.92
             Diluted earnings per share                     $0.81        $0.91
       ------------------------------------------------------------------------


(3)    MARKETABLE SECURITIES

       During 1999, the Company liquidated its marketable securities. At December 26, 1998, the Company classified all investments as available-for-sale. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of the available-for-sale securities by major security type at December 26, 1998 were as follows (in thousands):

                                                   Gross        Gross
                                                Unrealized   Unrealized
                                     Amortized    Holding      Holding    Fair
                                       Cost        Gains       Losses     Value
       -------------------------------------------------------------------------

       At December 26, 1998:
             Municipal obligations    $ 8,999      $ 127        $  -     $ 9,126
       -------------------------------------------------------------------------

       Total                          $ 8,999      $ 127        $  -     $ 9,126
       -------------------------------------------------------------------------

(4)    INVENTORIES

       Inventories at December 25, 1999 and December 26, 1998 consisted of the following (in thousands):

                                                               1999          1998
       -------------------------------------------------------------------------------

       Finished goods                                           $ 20,415     $ 16,627
       Raw materials                                               3,962        3,653
       Supplies, etc.                                              6,391        4,437
       -------------------------------------------------------------------------------

       Total inventories at FIFO cost                             30,768       24,717
       Less: adjustment to reduce FIFO cost to LIFO cost          (4,524)      (4,386)
       -------------------------------------------------------------------------------

       Total inventories                                        $ 26,244     $ 20,331
       -------------------------------------------------------------------------------

       At December 26, 1998 the Company owned futures contracts to purchase 425,000 bushels of wheat totaling $1,275,000. No contracts were outstanding at December 25, 1999. The contracts served to hedge the costs of flour due to a high correlation of price movements. The underlying quantity of flour represented by the contracts did not represent a significant quantity of the Company's annual flour usage and were realized within one year at no significant gain or loss to the Company.

(5)    PROPERTY, PLANT AND EQUIPMENT

       Property at December 25, 1999 and December 26, 1998 consisted of the following (in thousands):

                                                     1999           1998
       ------------------------------------------------------------------------

       Land and land improvements                       $12,462       $ 11,414
       Buildings                                         68,865         64,339
       Machinery, equipment and systems                 170,787        132,086
       Vending machines                                  96,016         90,746
       Trucks and automobiles                            32,419         30,794
       Furniture and fixtures                             3,859          3,620
       Assets held for disposal                           1,125          1,520
       Construction in progress                          12,949         22,864
       ------------------------------------------------------------------------

                                                        398,482        357,383
       Accumulated depreciation and amortization       (214,700)      (195,700)
       ------------------------------------------------------------------------

       Property, plant and equipment, net              $183,782      $ 161,683
       ------------------------------------------------------------------------

       During 1996, the Company concluded a restructuring of its operations. Certain buildings and equipment were considered impaired and were written down to their net realizable value. These assets are classified as assets held for disposal. During 1998 and 1997, the Company sold impaired assets which resulted in gains of approximately $303,000 and $868,000, respectively. There was no gain or loss realized in 1999.

 (6)   LONG TERM DEBT

       In connection with the Tamming and Cape Cod acquisitions, the Company incurred indebtedness during 1999. Long-term debt at December 25, 1999 consists of the following (in thousands):

       ------------------------------------------------------------------------
       Unsecured revolving credit facility                        $   35,500
       Cdn $50 million unsecured term loan facility                   34,485
       Capital lease obligation                                        1,221
       ------------------------------------------------------------------------

                                                                      71,206
       Less: current portion of capital lease obligation                (354)
       ------------------------------------------------------------------------

       Total long-term debt                                       $   70,852
       ------------------------------------------------------------------------

       The Company has entered into an unsecured revolving credit agreement that gives the Company the ability to borrow up to $60 million through April 2004. Interest is payable monthly at a rate based on the U.S. Dollar LIBOR plus a margin of 0.35% to 0.75%. The applicable margin, which was 0.55% at December 25, 1999, is determined by certain financial ratios. The weighted average interest rate at December 25, 1999 was 7.02%. The agreement also requires the Company to pay a facility fee on the entire $60 million revolver ranging from 0.15% to 0.25% based on financial ratios.

       The Company has a Cdn $50 million unsecured term loan that is due August 2005. Interest is payable semi-annually at Cdn LIBOR plus a margin ranging from 0.75% to 1.125%. The interest rate at December 25, 1999 was 6.05%.

       One of the Company's subsidiaries' leases certain machinery and equipment under a long-term lease agreement. The lease terminates in November 2003 with the option to purchase the equipment. The assets under capital lease have been classified with machinery and equipment in property, plant, and equipment, amounting to $2,982,000 at December 25, 1999. Accumulated amortization of these assets was $148,000 at December 25, 1999. The assets are amortized over the life of the equipment and amortization expense is included in depreciation expense.

       The carrying value of all long-term debt approximates fair value. At December 25, 1999 and December 26, 1998, the Company had available approximately $25,190,000 and $5,000,000, respectively, of unused credit facilities.

       Both debt agreements require the company to comply with certain covenants, such as a debt to EBITDA ratio and an interest coverage ratio. The Company was in compliance with these covenants at December 25, 1999. Interest expense for 1999 was $2,616,000.

       The aggregate maturities of long-term debt, including future minimum lease payments, at December 25, 1999 are as follows (in thousands):

                               2000                  $    354
                               2001                       464
                               2002                       387
                               2003                        16
                               2004                    35,500
                               Thereafter              34,485
                               ----------------------------------

                               Total debt            $ 71,206
                               ----------------------------------

(7)     INCOME TAXES

       Income tax expense consists of the following (in thousands):

                                        1999         1998          1997
       ----------------------------------------------------------------------

       Current:
            Federal                     $ 11,993      $ 11,076      $ 12,433
            State and local                1,254         1,545         2,611
       ----------------------------------------------------------------------

                                          13,247        12,621        15,044
       ----------------------------------------------------------------------

       Deferred:
            Federal                        1,590         3,348         3,310
            State and local                  267           166           237
       ----------------------------------------------------------------------

                                           1,857         3,514         3,547
       ----------------------------------------------------------------------

       Total income tax expense         $ 15,104      $ 16,135      $ 18,591
       ----------------------------------------------------------------------

       A reconciliation of the federal income tax rate to the Company's effective income tax rate follows:

                                                  1999      1998        1997
       -------------------------------------------------------------------------

       Statutory income tax rate                    35.0%     35.0%     35.0%
            State and local income taxes,
              net of federal income tax benefit      2.2       2.5       3.7
            Tax exempt interest                      0.0      (1.2)     (0.9)
            Miscellaneous items, net                 0.7       0.6       0.4
       -------------------------------------------------------------------------

       Income tax expense                           37.9%      36.9%    38.2%
       -------------------------------------------------------------------------

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 25, 1999 and December 26, 1998 are presented below (in thousands):

                                                                        1999         1998
       ---------------------------------------------------------------------------------------
       Deferred tax assets
            Reserves for employee compensation and benefits,
                deductible when paid for income tax purposes,
                accrued for financial reporting purposes                 $ 10,067    $ 10,339
            Other reserves deductible when paid for income
                tax purposes, accrued for financial reporting
                purposes                                                    1,899       1,828
            Inventories, principally due to additional costs
                capitalized for income tax purposes                         1,623       1,599
            Net state operating loss carryforwards (expiring
                after 2006)                                                   590         670
       ---------------------------------------------------------------------------------------

       Total gross deferred tax assets                                     14,179      14,436

       Less valuation allowance                                              (590)       (670)
       ----------------------------------------------------------------------------------------

       Net deferred tax assets                                             13,589      13,766
       ---------------------------------------------------------------------------------------

       Deferred tax liabilities:
            Plant and equipment, principally due to differences
                in depreciation, net of impairment reserves               (25,246)    (18,664)
            Deferred income                                                (1,799)     (1,383)
            Trademark amortization                                         (3,192)          -
            Other                                                             (32)        (33)
       ----------------------------------------------------------------------------------------

       Total gross deferred tax liabilities                               (30,269)    (20,080)
       ----------------------------------------------------------------------------------------

       Total net deferred tax liabilities                               $ (16,680)   $ (6,314)
       ----------------------------------------------------------------------------------------

       The valuation allowance as of December 26, 1998 and December 27, 1997 was $670,000. The net change in the valuation allowance during 1999 was a decrease of $80,000. Based on the Company's historical and current earnings, management believes it is more likely than not that the Company will realize the benefit of the remaining deferred tax assets that are not covered by the valuation allowance.

 (8)   POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

       The Company provides postretirement medical benefits for retirees and their spouses to age 65. Retirees pay contributions toward medical coverage based on the medical plan and coverage they select. The plan was amended effective January 1, 1999 to change eligibility requirements to cover employees who retire on or after age 60 and completing 10 or more years of service after attaining age 50. The effect of this change on the benefit obligation at the beginning of the year was

       $2,739,000. The Company's postretirement health care plan is currently not funded.

       The following table sets forth the plan's benefit obligations, funded status, and net periodic benefit costs for the three years ended December 25, 1999 (in thousands):

                                                               1999              1998              1997
       ---------------------------------------------------------------------------------------------------

       CHANGE IN BENEFIT OBLIGATION:
       Benefit obligation at beginning of year               $  7,322          $  9,901          $ 11,161
       Service cost                                               588               844               865
       Interest cost                                              294               647               785
       Plan participants' contributions                           350               329               202
       Prior service credit                                    (2,739)               --                --
       Actuarial (gain)/loss                                      380            (3,773)           (2,398)
       Benefits paid                                             (912)             (626)             (714)
       ---------------------------------------------------------------------------------------------------
       Benefit obligation at end of year                        5,283             7,322             9,901
       ---------------------------------------------------------------------------------------------------
       Funded status                                           (5,283)           (7,322)           (9,901)
       Unrecognized net actuarial (gain)/loss                  (3,980)           (5,114)           (1,374)
       Unrecognized prior service cost                         (2,147)               86                95
       ---------------------------------------------------------------------------------------------------
       Accrued benefit cost                                  $(11,410)         $(12,350)         $(11,180)
       ---------------------------------------------------------------------------------------------------
       COMPONENTS OF NET PERIODIC
        BENEFIT COST
       Service cost                                          $    588          $    844          $    865
       Interest cost                                              294               647               785
       Recognition of prior service costs                        (505)                8                 8
       Recognized net gain                                       (755)              (31)               --
       ---------------------------------------------------------------------------------------------------
       Net periodic benefit cost                             $   (378)         $  1,468          $  1,658
       ---------------------------------------------------------------------------------------------------
       WEIGHTED AVERAGE DISCOUNT RATES  USED IN
       DETERMINING ACCUMULATED POSTRETIREMENT BENEFIT
       OBLIGATION:
       Beginning of year                                         6.75%             6.75%             7.25%
       ---------------------------------------------------------------------------------------------------
       End of year                                               7.75%             6.75%             6.75%
       ---------------------------------------------------------------------------------------------------

       For measurement purposes, a 10.0% and 8.0% annual rate of increase in the per capita cost of covered health care benefits for the indemnity plans and HMO plans, respectively, was assumed for 1999. Both rates were assumed to decrease gradually to 5.25% at 2013 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 25, 1999 by $222,000, and the aggregate of the service and interest cost components of postretirement expense for the year then ended by $50,000. Decreasing the assumed health care cost trend rate by one percentage point in each year would decrease the accumulated postretirement benefit obligation as of December 25, 1999 by $211,000, and the aggregate of the service and interest cost components of postretirement expense for the year then ended by $49,000.

(9)    EMPLOYEE BENEFIT PLANS AND NON EMPLOYEE
       STOCK OPTION PLANS

       EMPLOYEE PROFIT-SHARING RETIREMENT PLAN

       The Company has a retirement plan covering substantially all of its employees. The plan is a defined contribution retirement plan providing for contributions equal to 10% of net income before income taxes. Plan funding is made in accordance with the provisions of the plan.

       EMPLOYEE STOCK PURCHASE PLAN

       The Company has an employee stock purchase plan under which shares of common stock are purchased on the open market with employee and Company contributions. The plan provides for the Company to contribute an amount equal to 10% of the employees' contributions. A total of 800,000 shares of common stock has been registered under the Securities Act of 1933 for purchase under the plan. Company contributions amounted to $78,000 in 1999, $93,000 in 1998 and $101,000 in 1997.

       EMPLOYEE STOCK OPTION PLANS

       The Company has stock option plans under which 1,900,000 shares of common stock may be issued to key employees of the Company, as defined in the plans. The plans authorize the grant of incentive stock options, non-qualified stock options and stock appreciation rights. The plans require, among other things, that before the stock options and stock appreciation rights may be exercised, such key employees must remain in continuous employment of the Company not less than six months from the date of grant.

       Exercised stock options are accounted for through the issuance of previously retired stock. Granted options generally become exercisable in three or four installments from six to forty-eight months after date of grant. The option price, which equals the fair market value of the Company's common stock at the date of grant, ranges from $14.50 to $24.13 per share. The weighted average remaining contractual life at December 25, 1999 was 8.2 years.

                                                        Number of               Weighted
                                                         Shares             Average Exercise     Shares
                                                       Outstanding                Price        Exercisable
       ----------------------------------------------------------------------------------------------------

       Balance at December 28, 1996                       533,806                $ 18.82           397,586
            Granted                                       299,400                  18.38
            Exercised, including stock
               appreciation rights                        (53,252)                 17.91
            Expired                                      (135,800)                 18.84
       ----------------------------------------------------------------------------------------------------

       Balance at December 27, 1997                       644,154                  18.31           308,994
            Granted                                       336,100                  20.90
            Exercised, including stock
               appreciation rights                        (62,401)                 18.07
            Expired                                       (88,495)                 19.24
       ----------------------------------------------------------------------------------------------------

       Balance at December 26, 1998                       829,358                  19.32           238,099
            Granted                                       802,100                  16.15
            Exercised, including stock
              appreciation rights                          (2,587)                 17.46
            Expired                                      (168,275)                 18.41
       ----------------------------------------------------------------------------------------------------
       BALANCE AT DECEMBER 25, 1999                     1,460,596                 $17.67           190,819
       ----------------------------------------------------------------------------------------------------


       NON-EMPLOYEE STOCK OPTION PLAN

       In 1995, the Company adopted a Nonqualified Stock Option Plan for Non-Employee Directors (the Director Plan). The Company has 300,000 shares of common stock which may be issued to non-employee directors under this plan. The Director Plan requires among other things that the options are not exercisable unless the optionee remains available to serve as a director of the Company until the first anniversary of the date of grant, except that the initial option shall be exercisable after six months. Options granted under the Director Plan shall expire ten years from the date of grant. There were 44,000 and 42,500 options granted during 1999 and 1998, respectively. The option price, which equals the fair market value of the Company's stock at the date of grant, was $13.88 and $21.63 for options granted in 1999 and in 1998, respectively. The weighted average remaining contractual life at December 25, 1999 was 7.8 years.

       FAIR VALUE OF STOCK OPTIONS

       There were 303,319 options exercisable under all stock option plans at December 25, 1999. The Company applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. The table below presents the assumptions and pro-forma net income effect of the options using the Black-Scholes option pricing model prescribed under SFAS No. 123.

                                                          1999      1998      1997
        ---------------------------------------------------------------------------

        Expected dividend yield                           6.05%     3.92%     5.22%
        Risk-free interest rate                           5.35%     5.77%     7.01%
        Weighted average expected life                 10 YEARS  10 years  10 years
        Expected volatility                              30.30%    26.00%    18.60%
        Fair value per share of options granted           $2.86     $6.13     $3.10
        Pro-forma net income (in thousands)             $23,897   $26,430   $29,591
        Pro-forma earnings per share - diluted            $0.80     $0.88     $0.99
        ---------------------------------------------------------------------------

       RESTRICTED STOCK AWARDS

       During 1999 and 1998, the Company awarded 65,300 and 24,450 shares of common stock to certain employees under one of its incentive programs, subject to certain vesting and performance restrictions. Compensation costs associated with these restricted shares are deferred until earned, at which time the earned portion is charged against current earnings. The deferred portion of these restricted shares is included in the accompanying balance sheet as unamortized portion of restricted stock awards.

 (10)  OTHER COMMITMENTS AND CONTINGENCIES

       The Company has entered into contractual agreements providing severance benefits to certain key employees in the event of a potential change of Company ownership. Commitments under these agreements totaled $8,940,000 at December 25, 1999.

       The Company and its subsidiaries lease certain facilities and equipment under contracts classified as operating leases. Commitments under leases with terms extending beyond one year are not material. Rental expense was $5,424,000 in 1999, $4,599,000 in 1998 and $4,707,000 in 1997.

       The Company also maintains standby letters of credit in connection with its self insurance reserves for casualty claims.

       The Company and its subsidiaries have sundry claims and other lawsuits pending against them and also have certain guarantees that were made in the ordinary course of business. It is not possible to determine with any certainty the ultimate liability, if any, of the Company in any of these matters, but in the opinion of management, their outcome should have no material adverse effect upon the Company's consolidated financial statements taken as a whole.

(11)   STOCKHOLDERS' EQUITY

       CAPITAL STOCK

       The Company's Restated Charter, as amended, authorizes 75,000,000 shares of common stock with a par value of $0.83 1/3 and 5,000,000 shares of preferred stock, par value of $1.00 per share, to be issued in such series and with such preferences, limitations and relative rights as the Board of Directors may determine from time to time. Common shares outstanding were 29,950,897 at December 25, 1999 and 29,989,210 at December 26, 1998. There were no preferred shares outstanding.

       STOCKHOLDER RIGHTS PLAN

       On July 14, 1998, the Company's Board of Directors adopted a Preferred Shares Rights Agreement ("Rights Agreement"), designed to protect all of Lance's stockholders and insure that they receive fair and equal treatment in the event of an attempted takeover of the Company or certain takeover tactics. Pursuant to the Rights Agreement, each common stockholder received a dividend distribution of one Right for each share of Common Stock held.

       If any person or group acquires beneficial ownership of 20 percent or more of the Company's outstanding Common Stock, or commences a tender or exchange offer that results in that person or group acquiring such level of beneficial ownership, each Right (other than the Rights owned by such person or group, which become void) entitles its holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock for an exercise price of $100.

       Each Right, under certain circumstances, entitles the holder to purchase the number of shares of the Company's Common Stock which have an aggregate market value equal to twice the exercise price of $100. Under certain circumstances, the Board of Directors may exchange each outstanding Right for either one share of the Company's Common Stock or one one-hundredth of a share of Junior Participating Preferred Stock.

       In addition, if a person or group acquires beneficial ownership of 20 percent or more of the Company's Common Stock and the Company either merges into another entity, another entity merges into the Company, or the Company sells 50 percent or more of its assets or earning power to another entity, each Right (other than those owned by acquiror, which become void) entitles its holder to purchase, for the exercise price of $100, the number of shares of the Company's Common Stock (or share of the class of stock of the surviving entity which has the greatest voting power) which has a value equal to twice the exercise price.

       If any such person or group acquires beneficial ownership of between 20 and 50 percent of the Company's Common Stock, the Board of Directors may, at its option, exchange for each outstanding and not voided Right either one share of Common Stock or one one-hundredth of a share of Series A Junior Participating Preferred Stock.

       The Board of Directors may redeem the Rights at a price of $0.01 per Right at any time prior to a specified period of time after a person or group has become the beneficial owner of 20 percent or more of its Common Stock. The Rights will expire on July 14, 2008 unless redeemed earlier.

       OTHER COMPREHENSIVE INCOME

       The related tax effects allocated to other comprehensive income for the fiscal year ended December 25, 1999 are as follows (in thousands):

                                                                                Net-of-
                                                  Before Tax    Tax (expense)     Tax
                                                   Amount         Benefit        Amount
       ---------------------------------------------------------------------------------
       Unrealized gains on securities:
           Unrealized holding gains arising
               during period                           $   -          $  -       $  -
           Less:  reclassification adjustment
               for gains included in net income         (135)           45        (90)
       --------------------------------------------------------------------------------
            Change in unrealized losses                 (135)           45        (90)
       --------------------------------------------------------------------------------

       Foreign currency translation
           adjustments                                    23            (8)        15
       --------------------------------------------------------------------------------

        Other comprehensive income                     $(112)         $ 37       $(75)
       --------------------------------------------------------------------------------

       The related tax effects allocated to other comprehensive income for the fiscal year ended December 26, 1998 are as follows (in thousands):

                                                                              Net-of-
                                                Before Tax    Tax (expense)     Tax
                                                  Amount        Benefit        Amount
       --------------------------------------------------------------------------------
       Unrealized holding gains
           arising during period                      $ 404      $(135)       $ 269
       Less:  reclassification adjustment
           for gains included in net income            (905)       333         (572)
       --------------------------------------------------------------------------------
       Net unrealized losses on
           marketable securities                      $(501)     $ 198        $(303)
       --------------------------------------------------------------------------------

(12)   INTERIM FINANCIAL INFORMATION (UNAUDITED)

       A summary of interim financial information follows (in thousands, except per share data):

                                                                     1999 Interim Period Ended
                                                    ---------------------------------------------------------
                                                       March 27       June 26     September 25   December 25
                                                      (13 Weeks)    (13 Weeks)      (13 Weeks)     (13 Weeks)
       ------------------------------------------------------------------------------------------------------

       NET SALES AND OTHER OPERATING REVENUES          $ 120,789     $ 134,145      $ 139,694       $136,646
       Cost of sales                                      54,024        60,697         66,584         64,712
       Selling, marketing and delivery                    51,036        54,028         54,667         54,526
       General and administrative                          5,362         6,261          6,354          5,749
       Provisions for employees' retirement plans          1,238         1,280          1,247            810
       Amortization of goodwill and other
            intangibles                                        -           346            433            576
       ------------------------------------------------------------------------------------------------------
       OPERATING PROFIT                                    9,129        11,533         10,409         10,273
       Interest income (expense), net                        158          (638)          (858)        (1,079)
       Other income, net                                      93           137            363            345
       Income taxes                                        3,506         4,191          3,918          3,489
       ------------------------------------------------------------------------------------------------------
       NET INCOME                                        $ 5,874       $ 6,841        $ 5,996         $6,050
       ------------------------------------------------------------------------------------------------------

       NET INCOME PER COMMON SHARE - BASIC                 $0.20        $ 0.23         $ 0.20          $0.20
       NET INCOME PER COMMON SHARE - DILUTED                0.20          0.23           0.20           0.20
       DIVIDENDS PER COMMON SHARE                           0.24          0.24           0.24           0.24


                                                                     1998 Interim Period Ended
                                                    ---------------------------------------------------------
                                                      March 28        June 27     September 26   December 26
                                                      (13 Weeks)    (13 Weeks)      (13 Weeks)     (13 Weeks)
       ------------------------------------------------------------------------------------------------------

       NET SALES AND OTHER OPERATING REVENUES          $ 119,955     $ 126,313      $ 121,259      $ 118,905
       Cost of sales                                      55,120        56,442         55,097         55,569
       Selling, marketing and delivery                    48,376        51,337         49,859         49,562
       General and administrative                          4,964         4,664          4,540          5,314
       Provisions for employees' retirement plans          1,527         1,602          1,386            998
       ------------------------------------------------------------------------------------------------------
       OPERATING PROFIT                                    9,968        12,268         10,377          7,462
       Other income, net                                   1,265         1,010            973            420
       Income taxes                                        4,242         4,932          4,248          2,713
       ------------------------------------------------------------------------------------------------------
       NET INCOME                                        $ 6,991       $ 8,346        $ 7,102        $ 5,169
       ------------------------------------------------------------------------------------------------------

       NET INCOME PER COMMON SHARE - BASIC                $ 0.23        $ 0.28         $ 0.24         $ 0.17
       NET INCOME PER COMMON SHARE - DILUTED                0.23          0.28           0.24           0.17
       DIVIDENDS PER COMMON SHARE                           0.24          0.24           0.24           0.24

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Lance, Inc.:

We have audited the accompanying consolidated balance sheets of Lance, Inc. and subsidiaries as of December 25, 1999 and December 26, 1998 and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the fiscal years in the three-year period ended December 25, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lance, Inc. and subsidiaries as of December 25, 1999 and December 26, 1998, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 25, 1999 in conformity with generally accepted accounting principles.


                                                       /s/ KPMG LLP



Charlotte, North Carolina
February 16, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

         Items 10 through 13 are incorporated herein by reference to the sections captioned Principal Stockholders and Holdings of Management, Election of Directors, Compensation/Stock Option Committee Interlocks and Insider Participation, Director Compensation, Executive Officer Compensation and Section 16(a) Beneficial Ownership Reporting Compliance in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2000 and to the Separate Item in Part III of this Annual Report captioned Executive Officers of the Registrant.



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)1.  Financial Statements.

              The following financial statements are filed as part of this report:

                                                                            PAGE
                                                                            ----
Consolidated Statements of Income for the Fiscal Years Ended
     December 25, 1999, December 26, 1998 and December 27, 1997...............16

Consolidated Balance Sheets as of December 25, 1999 and December 26, 1998.....17

Consolidated Statements of Stockholders' Equity and Comprehensive Income
     for the Fiscal Years Ended December 25, 1999, December 26, 1998 and
     December 27, 1997....................................................... 18

Consolidated Statements of Cash Flows for the Fiscal Years Ended
     December 25, 1999, December 26, 1998 and December 27, 1997...............19

Notes to Consolidated Financial Statements....................................20

Independent Auditors' Report..................................................37

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

              3.2 Articles of Amendment of Lance, Inc. dated July 14, 1998 designating rights, preferences and privileges of the Registrant's Series A Junior Participating Preferred Stock, incorporated herein by reference to
Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

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

              4.3 First Supplement to Preferred Shares Rights Agreement dated as of July 1, 1999 between the Registrant and First Union National Bank, incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended June 26, 1999.

              4.4 Deferred Notes Agreement dated April 14, 1999 among 1346242 Ontario Inc. (now Tamming Foods Ltd.), Blairco Equities Inc., Linkco Equities Inc., Tam-Di Equities Inc. and Tam-Ri Equities Inc. providing for the issuance of $14.1 million of Tamming Foods Ltd.'s Deferred Notes due 2004. The total amount of the Deferred Notes due 2004 does not exceed 10% of the total assets of the Registrant and the Registrant agrees to furnish a copy of the Deferred Notes Agreement to the Securities and Exchange Commission upon request.

              10.1 Lance, Inc. 1983 Incentive Stock Option Plan, incorporated herein by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 1987.

              10.2 Lance, Inc. 1991 Stock Option Plan, incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, Registration No. 33-41866.

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

              10.10* Lance, Inc. 1999 Annual Corporate Performance Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended March 27, 1999.

              10.11* Lance, Inc. 1999 Long-Term Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended March 27, 1999.

              10.12* Chairman of the Board Compensation Letter dated April 19, 1996 incorporated herein by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended June 15, 1996.

              10.13* Chairman of the Board Compensation Letter dated October 6, 1998, incorporated herein by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 26, 1998.

              10.14* Chairman of the Board Compensation Letter dated February 16, 1999, incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended March 27, 1999.

              10.15* Form of Compensation and Benefits Assurance Agreement between the Registrant and each of Paul A. Stroup, III, Earl D. Leake, B. Clyde Preslar, Richard G. Tucker, Gregory M. Venner, L. R. Gragnani, H. Dean Fields and Dominic J. Sidari, incorporated herein by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

              10.16* Executive Severance Agreement dated November 7, 1997 between the Registrant and Paul A. Stroup, III, incorporated herein by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

              10.17* Executive Severance Agreement dated November 7, 1997 between the Registrant and Earl D. Leake, incorporated herein by reference to
Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

              10.18* Form of Executive Severance Agreement between the Registrant and each of B. Clyde Preslar, Richard G. Tucker, Gregory M. Venner,
L. R. Gragnani, H. Dean Fields and Dominic J. Sidari, incorporated herein by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

              10.19* Early Retirement Agreement dated June 10, 1998 between Lance, Inc. and Peter M. Duggan and related Amendment Agreement dated June 26, 1998 between Lance, Inc. and Peter M. Duggan, incorporated herein by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

              10.20 Credit Agreement dated April 12, 1999 among the Registrant, NationsBank, N.A., First Union National Bank and Wachovia Bank, N.A. incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended June 26, 1999.

              10.21 Financing and Share Purchase Agreement dated August 16, 1999 between the Registrant and Bank of America, N.A. incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended September 25, 1999.

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

                  99       Cautionary Statement under the Safe Harbor Provisions
of the Private Securities Litigation Reform Act of 1995.

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K required to be filed by the Registrant during the 13 weeks ended December 25, 1999.



-----------------------------
* Management contract.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LANCE, INC.

Dated:  March 23, 2000                  By:  /s/ B. Clyde Preslar
                                             -----------------------------------
                                             B. Clyde Preslar
                                             Vice President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                 Capacity                           Date
---------                                 --------                           ----

  /s/ Paul A. Stroup, III                 Chairman of the Board          March 23, 2000
----------------------------------        President and Chief Executive
Paul A. Stroup, III                       Officer (Principal Executive
                                          Officer)


  /s/ B. Clyde Preslar                    Vice President (Principal      March 23, 2000
----------------------------------        Financial Officer)
B. Clyde Preslar


  /s/ Margaret E. Wicklund                Controller (Principal          March 23, 2000
----------------------------------        Accounting Officer)
Margaret E. Wicklund


  /s/ Alan T. Dickson                     Director                       March 23, 2000
----------------------------------
Alan T. Dickson


  /s/ J. W. Disher                        Director                       March 23, 2000
----------------------------------
J. W. Disher


  /s/ James H. Hance, Jr.                 Director                       March 23, 2000
----------------------------------
James H. Hance, Jr.


                                          Director                       March   , 2000
----------------------------------
William R. Holland


                                          Director                       March   , 2000
----------------------------------
Weldon H. Johnson


  /s/ Scott C. Lea                        Director                       March 23, 2000
----------------------------------
Scott C. Lea


  /s/ Wilbur J. Prezzano                  Director                       March 23, 2000
----------------------------------
Wilbur J. Prezzano


  /s/ Robert V. Sisk                      Director                       March 23, 2000
----------------------------------
Robert V. Sisk


                                          Director                       March   , 2000
----------------------------------
Isaiah Tidwell


  /s/ Nancy Van Every McLaurin            Director                       March 23, 2000
----------------------------------
Nancy Van Every McLaurin


  /s/ S. Lance Van Every                  Director                       March 23, 2000
----------------------------------
S. Lance Van Every

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    EXHIBITS
                                  Item 14(a)(3)


                                    FORM 10-K
                                  ANNUAL REPORT

For the fiscal year ended                              Commission File Number
  December 25, 1999                                            0-398


                                   LANCE, INC.

                                  EXHIBIT INDEX

Exhibit
  No.             Exhibit Description
-------           -------------------

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

3.2 Articles of Amendment of Lance, Inc. dated July 14, 1998 designating rights, preferences and privileges of the Registrant's Series A Junior Participating Preferred Stock, incorporated herein by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

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

4.3 First Supplement to Preferred Shares Rights Agreement dated as of July 1, 1999 between the Registrant and First Union National Bank, incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended June 26, 1999.

4.4 Deferred Notes Agreement dated April 14, 1999 among 1346242 Ontario Inc. (now Tamming Foods Ltd.), Blairco Equities Inc., Linkco Equities Inc., Tam-Di Equities Inc. and Tam-Ri Equities Inc. providing for the issuance of $14.1 million of Tamming Foods Ltd.'s Deferred Notes due 2004. The total amount of the Deferred Notes due 2004 does not exceed 10% of the total assets of the Registrant and the Registrant agrees to furnish a copy of the Deferred Notes Agreement to the Securities and Exchange Commission upon request.

10.1 Lance, Inc. 1983 Incentive Stock Option Plan, incorporated herein by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 1987.

10.2 Lance, Inc. 1991 Stock Option Plan, incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, Registration No. 33-41866.

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

10.10* Lance, Inc. 1999 Annual Corporate Performance Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended March 27, 1999.

10.11* Lance, Inc. 1999 Long-Term Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended March 27, 1999.

10.12* Chairman of the Board Compensation Letter dated April 19, 1996 incorporated herein by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended June 15, 1996.

10.13* Chairman of the Board Compensation Letter dated October 6, 1998, incorporated herein by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 26, 1998.

10.14* Chairman of the Board Compensation Letter dated February 16, 1999, incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended March 27, 1999.

10.15* Form of Compensation and Benefits Assurance Agreement between the Registrant and each of Paul A. Stroup, III, Earl D. Leake,
                  B. Clyde Preslar, Richard G. Tucker, Gregory M. Venner, L. R. Gragnani, H. Dean Fields and Dominic J. Sidari, incorporated herein by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.16* Executive Severance Agreement dated November 7, 1997 between the Registrant and Paul A. Stroup, III, incorporated herein by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.17* Executive Severance Agreement dated November 7, 1997 between the Registrant and Earl D. Leake, incorporated herein by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.18* Form of Executive Severance Agreement between the Registrant and each of B. Clyde Preslar, Richard G. Tucker, Gregory M. Venner, L. R. Gragnani, H. Dean Fields and Dominic J. Sidari, incorporated herein by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.19* Early Retirement Agreement dated June 10, 1998 between Lance, Inc. and Peter M. Duggan and related Amendment Agreement dated June 26, 1998 between Lance, Inc. and Peter M. Duggan, incorporated herein by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

10.20 Credit Agreement dated April 12, 1999 among the Registrant, NationsBank, N.A., First Union National Bank and Wachovia Bank, N.A. incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended June 26, 1999.

10.21 Financing and Share Purchase Agreement dated August 16, 1999 between the Registrant and Bank of America, N.A. incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended September 25, 1999.

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

-----------------------------
* Management contract.