Form 10-Q
period 2000-03-25
LANCE INC
filed 2000-04-25
CIK 57528

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Filed Pursuant to Section 13 or 15(d)

                     Of the Securities Exchange Act of 1934



FOR THE QUARTERLY (THIRTEEN WEEK) PERIOD ENDED      COMMISSION FILE NUMBER 0-398
               MARCH 25, 2000

                                   LANCE, INC.
             (Exact name of registrant as specified in its charter)


            North Carolina                               56-0292920
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    Incorporation or organization)

   8600 South Boulevard
        P.O. Box 32368
 Charlotte, North Carolina                              28232
(Address of principal executive offices)              (Zip Code)

                                  704-554-1421
              (Registrant's telephone number, including area code)



   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes         X                               No
               -----------------                          -----------------

   The number of shares outstanding of the Registrant's $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of April 18, 2000, was 28,950,547 shares.

--------------------------------------------------------------------------------

LANCE, INC. AND SUBSIDIARIES


INDEX

                                                                                                   Page
                                                                                                   ----
PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets - March 25, 2000 (Unaudited)
                and December 25, 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

           Condensed Consolidated Statements of Income (Unaudited) - Thirteen Weeks
                Ended March 25, 2000 and March 27, 1999 . . . . . . . . . . . . . . . . . . . . .     4

           Condensed Consolidated Statements of Stockholders' Equity and Comprehensive
                Income (Unaudited) - Thirteen Weeks Ended March 25, 2000 and March 27, 1999 . . .     5

           Condensed Consolidated Statements of Cash Flows (Unaudited) - Thirteen
                Weeks Ended March 25, 2000 and March 27, 1999 . . . . . . . . . . . . . . . . . .     6

           Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . .     7

       Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9

       Item 3.  Quantitative and Qualitative Disclosures about Market Risk  . . . . . . . . . . .    12

PART II.  OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . .    12

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 25, 2000 (UNAUDITED) AND DECEMBER 25, 1999
(In thousands, except share data)

                                                                      March 25, 2000   December 25, 1999
                                                                      --------------   -----------------
                                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                              $   2,807         $  13,303
  Accounts receivable (less allowance for doubtful accounts)                52,310            49,106
  Inventories                                                               23,831            26,244
  Deferred income tax benefit                                                4,748             4,487
  Prepaid income taxes                                                          --               888
  Prepaid expenses and other                                                 3,180             3,010
                                                                         ---------         ---------
   Total current assets                                                     86,876            97,038

  Property, plant & equipment, net                                         178,939           183,782
  Goodwill, net                                                             34,942            35,451
  Other intangible assets, net                                              10,824            11,064
  Other assets                                                               2,657             3,327
                                                                         ---------         ---------
    TOTAL ASSETS                                                         $ 314,238         $ 330,662
                                                                         =========         =========


                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt                                      $     354         $     354
  Accounts payable                                                          11,188            15,597
  Accrued income taxes                                                       2,451                --
  Accrued liabilities                                                       21,851            23,929
                                                                         ---------         ---------
   Total current liabilities                                                35,844            39,880
                                                                         ---------         ---------

OTHER LIABILITIES AND DEFERRED CREDITS
  Long-term debt                                                            67,291            70,852
  Deferred income taxes                                                     21,151            21,167
  Accrued postretirement health care costs                                  11,235            11,410
  Accrual for insurance claims                                               3,805             3,808
  Supplemental retirement benefits                                           2,694             2,755
 Commitments and contingent liabilities                                         --                --
                                                                         ---------         ---------
   Total other liabilities and deferred credits                            106,176           109,992
                                                                         ---------         ---------

STOCKHOLDERS' EQUITY
  Common stock, $0.83 1/3 par value (authorized: 75,000,000
    shares; 28,960,322 and 29,950,897 shares outstanding at
    March 25, 2000 and December 25, 1999)                                   24,134            24,959
  Preferred stock, $1.00 par value (authorized: 5,000,000 shares;
    0 shares outstanding at March 25, 2000 and December 25, 1999)               --                --
  Additional paid-in capital                                                 1,322             2,552
  Unamortized portion of restricted stock awards                              (629)             (799)
  Retained earnings                                                        147,423           154,063
  Accumulated other comprehensive income                                       (32)               15
                                                                         ---------         ---------
   Total stockholders' equity                                              172,218           180,790
                                                                         ---------         ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 314,238         $ 330,662
                                                                         =========         =========


See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THIRTEEN WEEKS ENDED MARCH 25, 2000 AND MARCH 27, 1999
(In thousands, except share and per share data)

                                                            Thirteen            Thirteen
                                                           Weeks Ended        Weeks Ended
                                                         March 25, 2000      March 27, 1999
                                                         --------------      --------------

NET SALES AND OTHER OPERATING REVENUE                     $    135,630         $   120,789
                                                          ------------         -----------

COST OF SALES AND OPERATING EXPENSES

Cost of sales (Note 3)                                          64,015              54,024
Selling, marketing and delivery                                 54,927              51,036
General and administrative                                       6,071               5,362
Provisions for employees' retirement plans                       1,172               1,238
Amortization of goodwill and other intangibles                     467                  --
                                                          ------------         -----------
     Total costs and expenses                                  126,652             111,660
                                                          ------------         -----------

OPERATING PROFIT                                                 8,978               9,129

Interest income (expense), net                                  (1,125)                158
Other income, net                                                1,319                  93
                                                          ------------         -----------

INCOME BEFORE INCOME TAXES                                       9,172               9,380

Income taxes                                                     3,428               3,506
                                                          ------------         -----------

NET INCOME                                                $      5,744         $     5,874
                                                          ============         ===========


EARNINGS PER SHARE
     Basic                                                $       0.20                0.20
     Diluted                                              $       0.20                0.20

     Weighted average shares outstanding - basic            29,173,000          29,940,000
     Weighted average shares outstanding - diluted          29,197,000          30,030,000


CASH DIVIDENDS PER SHARE                                  $       0.16         $      0.24

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (UNAUDITED) FOR THE THIRTEEN WEEKS ENDED MARCH 25, 2000 AND
MARCH 27, 1999

(In thousands, except share data)

                                                                                 Unamortized
                                                                                  Portion of                Accumulated
                                                                     Additional   Restricted                   Other
                                                          Common       Paid-in       Stock       Retained   Comprehensive
                                           Shares         Stock        Capital       Awards      Earnings       Income      Total
                                         ------------------------------------------------------------------------------------------
BALANCE, DECEMBER 26, 1998               29,989,210      $ 24,991      $ 1,981      $  (502)     $ 159,524      $ 90      $ 186,084
                                         ------------------------------------------------------------------------------------------

Comprehensive income:
   Net income                                    --            --           --           --          5,874        --          5,874
   Net change in unrealized gains on
     marketable securities                       --            --           --           --             --       (90)           (90)
                                                                                                                        -----------
   Total comprehensive income                    --            --           --           --             --        --          5,784
                                                                                                                        -----------


Cash dividends paid to stockholders              --            --           --           --         (7,134)       --         (7,134)

Issuance of restricted stock, net
   of cancellations                          65,300            54          935         (981)            --        --              8

Stock options exercised                       3,487             3           57           --             --        --             60


Purchases of common stock                  (100,000)          (84)          --           --         (1,412)       --         (1,496)
                                         ------------------------------------------------------------------------------------------

BALANCE, MARCH 27, 1999                  29,957,997      $ 24,964      $ 2,973      $(1,483)     $ 156,852      $ --      $ 183,306
                                         ==========================================================================================


BALANCE, DECEMBER 25, 1999               29,950,897      $ 24,959      $ 2,552      $  (799)     $ 154,063      $ 15      $ 180,790
                                         ------------------------------------------------------------------------------------------

Comprehensive income:
   Net income                                    --            --           --           --          5,744        --          5,744
   Foreign currency translation
     adjustment                                  --            --           --           --             --       (47)           (47)
                                                                                                                      -------------

   Total comprehensive income                    --            --           --           --             --        --          5,697
                                                                                                                      -------------


Cash dividends paid to stockholders              --            --           --           --         (4,666)       --         (4,666)


Cancellations of restricted stock           (14,575)          (12)         (91)         170             --        --             67


Purchases of common stock                  (976,000)         (813)      (1,139)          --         (7,718)       --         (9,670)
                                         ------------------------------------------------------------------------------------------


BALANCE, MARCH 25, 2000                  28,960,322      $ 24,134      $ 1,322      $  (629)     $ 147,423      $(32)     $ 172,218
                                         ==========================================================================================

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THIRTEEN WEEKS ENDED MARCH 25, 2000 AND MARCH 27, 1999
(In thousands)

                                                              Thirteen Weeks    Thirteen Weeks
                                                                   Ended             Ended
                                                              March 25, 2000    March 27, 1999
                                                              --------------    --------------
OPERATING ACTIVITIES
  Net income                                                     $  5,744         $  5,874
  Adjustments to reconcile net income to cash provided by
   operating activities:
     Depreciation and amortization                                  7,262            6,510
     Gain on sale of property, net                                 (1,337)             (29)
     Deferred income taxes                                           (249)              79
     Other, net                                                        --                9
     Changes in operating assets and liabilities                   (3,682)         (10,218)
                                                                 --------         --------
  Net cash flow provided by operating activities                    7,738            2,225
                                                                 --------         --------

INVESTING ACTIVITIES
   Purchases of property and equipment                             (2,821)          (5,276)
   Proceeds from sale of property and equipment                     2,062               78
   Purchases of marketable securities                                  --             (556)
   Sales of marketable securities                                      --            7,733
   Maturities of marketable securities                                 --            1,886
   Other, net                                                          --               63
                                                                 --------         --------
Net cash (used in) provided by investing activities                  (759)           3,928
                                                                 --------         --------

FINANCING ACTIVITIES
   Dividends paid                                                  (4,666)          (7,134)
   Issuance (purchase) of common stock, net                        (9,670)          (1,436)
   Repayments of debt                                                 (92)              --
   Repayments under revolving credit facilities, net               (3,000)              --
                                                                 --------         --------
Net cash used in financing activities                             (17,428)          (8,570)
                                                                 --------         --------

Effect of exchange rate changes on cash                               (47)              --
                                                                 --------         --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (10,496)          (2,417)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   13,303            7,856
                                                                 --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  2,807         $  5,439
                                                                 ========         ========

SUPPLEMENTAL INFORMATION
Cash paid for income taxes                                       $    276         $    226
Cash paid for interest                                           $    444         $     --

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


    1. The accompanying unaudited consolidated financial statements of Lance, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, these financial statements reflect all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of March 25, 2000 and December 25, 1999, and the consolidated statements of income, stockholders' equity and comprehensive income and cash flows for the thirteen weeks ended March 25, 2000 and March 27, 1999.

    2. The consolidated results of operations for the thirteen weeks ended March 25, 2000 are not necessarily indicative of the results to be expected for a full year.

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

        Inventories consist of (in thousands):

                                                                  March 25,       December 25,
                                                                    2000              1999
                                                                  ---------        -----------
        Finished goods                                            $ 17,323         $ 20,415
        Raw materials                                                4,156            3,962
        Supplies, etc                                                6,825            6,391
                                                                  --------         --------
        Total inventories at FIFO cost                              28,304           30,768
        Less: Adjustments to reduce FIFO cost to LIFO cost          (4,473)          (4,524)
                                                                  --------         --------
        Total inventories                                         $ 23,831         $ 26,244
                                                                  ========         ========

    5. The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the thirteen weeks ended March 25, 2000 and the thirteen weeks ended March 27, 1999 (there were no reconciling items for the numerator amounts of basic and diluted earnings per share):

                                                                  March 25, 2000    March 27, 1999
                                                                  --------------    --------------
        Weighted average number of common shares used in
          computing basic earnings per share                        29,173,000        29,940,000

        Effect of dilutive stock options                                24,000            90,000
                                                                    ----------        ----------

        Weighted average number of common shares and
          dilutive potential common stock used in computing
          diluted earnings per share                                29,197,000        30,030,000
                                                                    ==========        ==========

        Stock options excluded from the above reconciliation
           because they are anti-dilutive                              648,000           749,000
                                                                    ==========        ==========

    6. During the thirteen weeks ended March 25, 2000, other comprehensive income consisted of a $47 thousand translation adjustment related to the translation of the financial statements of foreign subsidiaries.

    7. Effective April 2, 1999, the Company acquired Tamming Foods Ltd. ("Tamming"), headquartered in Waterloo, Ontario, Canada. Tamming manufactures high quality sugar wafer products that are sold under private label in the United States, Canada and Mexico.

        Effective May 24, 1999, the Company acquired Cape Cod Potato Chip Company Inc. ("Cape Cod"), headquartered in Hyannis, Massachusetts. Cape Cod manufactures premium, kettle-cooked potato chips and other salty snacks, which are distributed throughout the U.S., Canada, Spain and England under the Cape Cod brand.

        The acquisitions described above were accounted for using the purchase method of accounting for business combinations as of the date of the acquisitions. The aggregate purchase price of the acquisitions was $53.6 million, which includes the costs of acquisition. The terms of the Tamming acquisition also provide for additional consideration to be paid if Tamming's earnings exceed certain targeted levels through the year 2002. The maximum amount of remaining contingent consideration is Canadian dollars $15.6 million (U.S. $10.6 million at March 25, 2000). The additional consideration is payable in cash in 2004 and will result in additional goodwill if earned. The Company has not recorded this liability as of March 25, 2000 as the outcome of the contingency is not determinable beyond a reasonable doubt.

LANCE, INC AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MARCH 25, 2000 COMPARED TO THIRTEEN WEEKS ENDED MARCH 27, 1999

                                                                     Thirteen weeks ended
                                                              March 25,                 March 27,
($ In Thousands)                                                2000                      1999                    Difference
                                                     ------------------------     ----------------------    ------------------------
Revenues                                             $ 135,630         100.0%     $120,789        100.0%     14,841           12.3%
Cost of sales                                           64,015          47.2%       54,024         44.7%     (9,991)         (18.5%)
                                                     ---------       -------      --------      -------     -------        -------
   Gross margin                                         71,615          52.8%       66,765         55.3%      4,850            7.3%
                                                     ---------       -------      --------      -------     -------        -------
Selling, marketing, and delivery expenses               54,927          40.5%       51,036         42.3%     (3,891)          (7.6%)
General and administrative expenses                      6,071           4.5%        5,362          4.4%       (709)         (13.2%)
Provision for employees' retirement plans                1,172           0.9%        1,238          1.0%         66            5.3%
Amortization of goodwill and intangibles                   467           0.3%           --           --        (467)           N/A
                                                     ---------       -------      --------      -------     -------        -------
   Total operating expenses                             62,637          46.2%       57,636         47.7%     (5,001)          (8.7%)
                                                     ---------       -------      --------      -------     -------        -------
Operating profit                                         8,978           6.6%        9,129          7.6%       (151)          (1.7%)
Other income, net                                        1,319           0.9%           93          0.1%      1,226        1,318.3%
Interest income (expense), net                          (1,125)         (0.8%)         158          0.1%     (1,283)        (812.0%)
Income taxes                                             3,428           2.5%        3,506          2.9%         78            2.2%
                                                     ---------       -------      --------      -------     -------        -------
   Net income                                            5,744           4.2%     $  5,874          4.9%       (130)          (2.2%)
                                                     =========       =======      ========      =======     =======        =======

Revenues increased $14.8 million, or 12.3%, due primarily to the acquisitions of Tamming and Cape Cod in the second quarter of 1999. Revenues in pre-acquisition business increased approximately 1% with growth in private label sales.

Gross margin as a percent of revenues for the quarter decreased by 2.5 percentage points from 1999 to 52.8% due to the lower gross margins of the recently acquired businesses. Gross margin as a percent of revenues from the pre-acquisition business was unchanged from the prior year at 55.3% .

The $3.9 million increase in selling, marketing and delivery costs were a result of the addition of the acquired businesses as well as severance costs related to organizational realignment. General and administrative expenses increased $0.7 million due primarily to the addition of the acquired businesses. Amortization of goodwill and intangibles results from the recent acquisitions of Tamming and Cape Cod. The provision for profit sharing retirement plan was $0.1 million lower than prior year due to the profitability-based formula for these contributions.

Other income includes gains and losses on dispositions of fixed assets and marketable securities. The $1.2 million increase in other income was due to a gain on the disposition of property, net of other asset related losses. Net interest expense amounted to $1.1 million in 2000 compared to $0.2 million of net interest income in 1999 due to reductions in cash and marketable securities and indebtedness incurred to fund capital expenditures and acquisitions.

The effective income tax rate remained consistent from 1999 at 37.4%.


LIQUIDITY AND CAPITAL RESOURCES

Traditionally, the Company met its liquidity needs for capital expenditures, cash dividends and stock repurchases through cash from operations and investments. In addition, the Company has historically maintained relatively high liquidity and no outstanding debt. During the second quarter of 1999, the Company changed its capital structure by liquidating its marketable securities and incurring indebtedness available under new credit agreements, primarily to fund the acquisitions of Tamming and Cape Cod.

LANCE, INC AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash flow from operations for the thirteen weeks ended March 25, 2000 totaled $7.7 million. Working capital (other than cash and marketable securities) increased to $48.2 million from $43.9 million at December 25, 1999, due to timing differences in the various components of working capital.

Cash used in investing activities for the thirteen weeks ended March 25, 2000 totaled $0.8 million. Purchases of property totaled $2.8 million with the largest expenditures being plant equipment and sales displays. Proceeds from the sale of property and equipment totaled $2.1 million. During the thirteen weeks ended March 27, 1999, the Company liquidated its investments in marketable securities providing approximately $9.0 million of cash to be used for property purchases and the second quarter acquisitions.

Cash flow provided by financing activities for the thirteen weeks ended March 25, 2000 totaled $17.4 million. Cash dividends of $0.16 per share for the first quarter amounted to $4.7 million, as compared to a $0.24 per share dividend in 1999. On January 14, 2000, the Board of Directors authorized the repurchase of
1.5 million shares. During the first quarter, the Company repurchased 976,000 shares for $9.7 million.

As of March 25, 2000, cash and cash equivalents totaled $2.8 million and total debt outstanding was $67.6 million. Additional amounts available for borrowings under all credit facilities are $25.9 million. The Company has met all financial covenants contained in the financing agreements. Available cash, cash from operations and available credit under the credit facilities are expected to be sufficient to meet normal operating requirements for the foreseeable future.


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

Since the Company uses commodity price-sensitive instruments to hedge a certain portion of its existing and anticipated transactions, any loss in value for these instruments generally would be offset by increases in the value for the hedged transactions. At March 25, 2000, the Company had no open positions on futures contracts .

The Company's long-term debt obligations incur interest at floating rates, based on changes in U.S. Dollar LIBOR and Canadian Dollar LIBOR. Therefore, the Company has an exposure to changes in these interest rates. On July 22, 1999, the Board of Directors authorized interest rate exchange agreements to more effectively manage the effects of changing interest rates. However, no such agreements have been entered into. At March 25, 2000, the Company's long term debt totaled $67.6 million, with interest rates ranging from 6.05% to 7.51%, with a weighted average interest rate of 6.34%. A 10% increase in U.S. LIBOR and Canadian LIBOR would have increased interest expense for the thirteen weeks ended March 25, 2000 by $0.1 million.

LANCE, INC AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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


FORWARD-LOOKING STATEMENTS

This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those forward-looking statements. Factors that may cause actual results to differ materially include price competition, industry consolidation, raw material costs, effectiveness of sales and marketing activities and operation of a leveraged business, as described in Exhibit 99.1 to this Form 10-Q.

LANCE, INC AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                     3.1 Bylaws of Lance, Inc., as amended through January 11, 2000

                    10.1 Lance, Inc. 2000 Annual Corporate Performance Incentive Plan for Officers

                    10.2 Agreement dated March 6, 2000 between Lance, Inc. and Dominic J. Sidari

                    10.3 Agreement dated March 6, 2000 between Lance, Inc. and Gregory M. Venner

                    27 Financial Data Schedule (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of
                            Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934)

                    99.1 Cautionary Statement under Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995


               (b)  Reports on Form 8-K

                    No reports on Form 8-K were filed during the thirteen weeks ended March 25, 2000.


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



Dated:  April 24, 2000