Form 10-Q
period 2000-06-24
LANCE INC
filed 2000-07-21
CIK 57528

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Filed Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934



FOR THE QUARTERLY (THIRTEEN WEEK) PERIOD          COMMISSION FILE NUMBER 0-398
           ENDED JUNE 24, 2000


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

   The number of shares outstanding of the Registrant's $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of July 18, 2000, was 28,950,547 shares.


================================================================================

LANCE, INC. AND SUBSIDIARIES


INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

        Condensed Consolidated Balance Sheets - June 24, 2000 (Unaudited)
           and December 25, 1999 ..........................................   3

        Condensed Consolidated Statements of Income (Unaudited) - Thirteen
           and Twenty-Six Weeks Ended June 24, 2000 and June 26, 1999......   4

        Condensed Consolidated Statements of Stockholders' Equity and
           Comprehensive Income (Unaudited) - Twenty-Six Weeks Ended
           June 24, 2000 and June 26, 1999.................................   5

        Condensed Consolidated Statements of Cash Flows (Unaudited) -
           Twenty-Six Weeks Ended June 24, 2000 and June 26, 1999..........   6

        Notes to Condensed Consolidated Financial Statements...............   7

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................   9

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk....  13

PART II.  OTHER INFORMATION

    Item 2.  Changes in Securities and Use of Proceeds.....................  13

    Item 4.  Submission of Matters to a Vote of Security Holders...........  13

    Item 6.  Exhibits and Reports on Form 8-K..............................  14

SIGNATURES.................................................................  15

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 24, 2000 (UNAUDITED) AND DECEMBER 25, 1999
(In thousands, except share data)

                                                                        June 24,      December 25,
                                                                          2000            1999
                                                                       ---------       ---------
                           ASSETS
                           ------
CURRENT ASSETS
  Cash and cash equivalents                                            $   4,534       $  13,303
  Accounts receivable (less allowance for doubtful accounts)              52,504          49,106
  Inventories                                                             25,226          26,244
  Deferred income tax benefit                                              4,153           4,487
  Prepaid income taxes                                                       324             888
  Prepaid expenses and other                                               3,363           3,010
                                                                       ---------       ---------
    Total current assets                                                  90,104          97,038

  Property, plant & equipment, net                                       176,173         183,782
  Goodwill, net                                                           34,568          35,451
  Other intangible assets, net                                            10,584          11,064
  Other assets                                                             2,738           3,327
                                                                       ---------       ---------
    TOTAL ASSETS                                                       $ 314,167       $ 330,662
                                                                       =========       =========


              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
CURRENT LIABILITIES
  Current portion of long-term debt                                    $     354       $     354
  Accounts payable                                                        13,331          15,597
  Accrued liabilities                                                     22,273          23,929
                                                                       ---------       ---------
    Total current liabilities                                             35,958          39,880
                                                                       ---------       ---------

OTHER LIABILITIES AND DEFERRED CREDITS
  Long-term debt                                                          64,969          70,852
  Deferred income taxes                                                   21,178          21,167
  Accrued postretirement health care costs                                11,458          11,410
  Accrual for insurance claims                                             4,047           3,808
  Supplemental retirement benefits                                         2,645           2,755
                                                                       ---------       ---------
    Total other liabilities and deferred credits                         104,297         109,992
                                                                       ---------       ---------

STOCKHOLDERS' EQUITY
  Common stock, $0.83 1/3 par value (authorized: 75,000,000
    shares; 28,950,547 and 29,950,897 shares outstanding at
    June 24, 2000 and December 25, 1999)                                  24,125          24,959
  Preferred stock, $1.00 par value (authorized: 5,000,000 shares;
    0 shares outstanding at June 24, 2000 and December 25, 1999)              --              --
  Additional paid-in capital                                               1,180           2,552
  Unamortized portion of restricted stock awards                            (466)           (799)
  Retained earnings                                                      149,130         154,063
  Accumulated other comprehensive income                                     (57)             15
                                                                       ---------       ---------
    Total stockholders' equity                                           173,912         180,790
                                                                       ---------       ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 314,167       $ 330,662
                                                                       =========       =========


See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 24, 2000 AND JUNE 26, 1999 (In thousands, except share and per share data)

                                              Thirteen           Thirteen         Twenty-Six         Twenty-Six
                                            Weeks Ended        Weeks Ended        Weeks Ended        Weeks Ended
                                           June 24, 2000      June 26, 1999      June 24, 2000      June 26, 1999
                                           -------------      -------------      -------------      -------------
NET SALES AND OTHER OPERATING REVENUE      $    145,128       $    134,145       $    280,757       $    254,934
                                           -------------      -------------      -------------      -------------

COST OF SALES AND OPERATING EXPENSES

Cost of sales (Note 3)                           70,314             60,697            134,329            114,721

Selling, marketing and delivery                  56,777             54,028            111,702            105,064
General and administrative                        5,731              6,261             11,802             11,623
Provisions for employees' retirement
   plans                                          1,050              1,280              2,221              2,518
Amortization of goodwill and other
   intangibles                                      423                346                890                346
                                           -------------      -------------      -------------      -------------
     Total costs and expenses                   134,295            122,612            260,944            234,272
                                           -------------      -------------      -------------      -------------

OPERATING PROFIT                                 10,833             11,533             19,813             20,662


Interest income (expense), net                   (1,081)              (638)            (2,206)              (480)
Other income, net                                   254                137              1,573                230
                                           -------------      -------------      -------------      -------------


INCOME BEFORE INCOME TAXES                       10,006             11,032             19,180             20,412

Income taxes                                      3,709              4,191              7,137              7,697
                                           -------------      -------------      -------------      -------------

NET INCOME                                 $      6,297       $      6,841       $     12,043       $     12,715
                                           =============      =============      =============      =============


EARNINGS PER SHARE
     Basic                                 $       0.22       $       0.23       $       0.41       $       0.43
     Diluted                               $       0.22       $       0.23       $       0.41       $       0.42

     Weighted average shares
        outstanding - basic                  28,889,000         29,851,000         29,031,000         29,896,000
     Weighted average shares
        outstanding - diluted                28,913,000         29,871,000         29,056,000         29,927,000


CASH DIVIDENDS PER SHARE                   $       0.16       $       0.24       $       0.32       $       0.48


See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (UNAUDITED) FOR THE TWENTY-SIX
WEEKS ENDED JUNE 24, 2000 AND JUNE 26, 1999

(In thousands, except share data)

                                                                        Unamortized
                                                                        Portion of             Accumulated
                                                            Additional  Restricted                Other
                                                   Common     Paid-in      Stock   Retained   Comprehensive
                                       Shares      Stock      Capital      Awards  Earnings       Income       Total
                                     ----------------------------------------------------------------------------------
BALANCE, DECEMBER 26, 1998           29,989,210   $ 24,991    $ 1,981    $  (502)  $ 159,524      $  90      $ 186,084
                                     ----------------------------------------------------------------------------------

Comprehensive income:
   Net income                                --         --         --         --      12,715         --         12,715
   Net change in unrealized gains on
     marketable securities                   --         --         --         --          --        (90)           (90)
   Foreign currency translation
     adjustment                                                                                      25             25
                                                                                                            -----------
   Total comprehensive income                --         --         --         --          --         --         12,650
                                                                                                            -----------


Cash dividends paid to stockholders          --         --         --         --     (14,425)        --        (14,425)

Issuance of restricted stock, net
   of cancellations                      65,300         54      1,081     (1,135)         --         --             --

Recognition of restricted stock
   awards                                                        (115)       372                                   257

Stock options exercised                   3,487          3         57         --          --         --             60

Purchases of common stock              (100,000)       (84)        --         --      (1,412)        --         (1,496)
                                     ----------------------------------------------------------------------------------

BALANCE,  JUNE 26, 1999              29,957,997   $ 24,964    $ 3,004   $ (1,265)  $ 156,402      $  25      $ 183,130
                                     ==================================================================================


BALANCE, DECEMBER 25, 1999           29,950,897   $ 24,959    $ 2,552   $   (799)  $ 154,063      $  15      $ 180,790
                                     ----------------------------------------------------------------------------------

Comprehensive income:
   Net income                                --         --         --         --      12,043         --         12,043
   Foreign currency translation
     adjustment                              --         --         --         --          --        (72)           (72)
                                                                                                            -----------

   Total comprehensive income                --         --         --         --          --         --         11,971
                                                                                                            -----------

Cash dividends paid to stockholders          --         --         --         --      (9,318)        --         (9,318)


Cancellations of restricted stock       (24,350)       (21)      (233)       333          --         --             79

Purchases of common stock              (976,000)      (813)    (1,139)        --      (7,658)        --         (9,610)
                                     -----------------------------------------------------------------------------------

BALANCE,  JUNE 24, 2000              28,950,547   $ 24,125    $ 1,180     $ (466)  $ 149,130     $  (57)     $ 173,912
                                     ==================================================================================




See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE TWENTY-SIX WEEKS ENDED JUNE 24, 2000 AND JUNE 26, 1999
(In thousands)

                                                              Twenty-Six Weeks      Twenty-Six Weeks
                                                                   Ended                 Ended
                                                               June 24, 2000         June 26, 1999
                                                              ----------------      ----------------
OPERATING ACTIVITIES
  Net income                                                     $ 12,043              $ 12,715
  Adjustments to reconcile net income to cash provided by
   operating activities:
     Depreciation and amortization                                 14,937                13,640
     Gain on sale of property, net                                 (1,593)                 (161)
     Deferred income taxes                                            387                 2,391
     Changes in operating assets and liabilities                   (5,351)               (8,345)
                                                                 --------              --------
  Net cash flow provided by operating activities                   20,423                20,240
                                                                 --------              --------

INVESTING ACTIVITIES
   Purchases of property and equipment                             (7,417)              (16,341)
   Proceeds from sale of property and equipment                     2,408                   259
   Acquisition of businesses, net of cash acquired                     --               (53,647)
   Purchases of marketable securities                                  --                  (556)
   Sales of marketable securities                                      --                 7,643
   Maturities of marketable securities                                 --                 1,886
   Other, net                                                          --                    63
                                                                 --------              --------
Net cash used in investing activities                              (5,009)              (60,693)
                                                                 --------              --------

FINANCING ACTIVITIES
   Dividends paid                                                  (9,318)              (14,425)
   Purchase of common stock, net                                   (9,610)               (1,436)
   Proceeds from debt issued, net of acquisition costs                 --                66,187
   Repayments of debt                                                (183)               (4,644)
   Repayments under revolving credit facilities, net               (5,000)                   --
                                                                 --------              --------
Net cash (used in) provided by financing activities               (24,111)               45,682
                                                                 --------              --------

Effect of exchange rate changes on cash                               (72)                   26
                                                                 --------              --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (8,769)                5,255
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   13,303                 7,856
                                                                 ========              ========
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  4,534              $ 13,111
                                                                 ========              ========

SUPPLEMENTAL INFORMATION
Cash paid for income taxes, net of refunds of $0 and
   $3,043, respectively                                          $  6,131              $  1,637
Cash paid for interest                                           $  1,652              $    538

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


    1. The accompanying unaudited consolidated financial statements of Lance, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, these financial statements reflect all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of June 24, 2000 and December 25, 1999, and the consolidated statements of income for the thirteen and twenty-six weeks ended June 24, 2000 and June 26, 1999 and the statements of stockholders' equity and comprehensive income and cash flows for the twenty-six weeks ended June 24, 2000 and June 26, 1999.

    2. The consolidated results of operations for the twenty-six weeks ended June 24, 2000 are not necessarily indicative of the results to be expected for a full year.

    3. The Company's primary raw materials include peanuts, peanut butter, flour, sugar and other grain products.

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

        Inventories consist of (in thousands):

                                                    June 24,       December 25,
                                                      2000            1999
                                                    --------       ------------
        Finished goods                              $ 16,968        $ 20,415
        Raw materials                                  4,661           3,962
        Supplies, etc.                                 8,000           6,391
                                                    --------        --------
        Total inventories at FIFO cost                29,629          30,768
        Less: Adjustments to reduce FIFO cost to
                LIFO cost                             (4,403)         (4,524)
                                                    --------        --------
        Total inventories                           $ 25,226        $ 26,244
                                                    ========        ========

LANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


    5. The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the thirteen weeks ended June 24, 2000 and the thirteen weeks ended June 26, 1999 (there were no reconciling items for the numerator amounts of basic and diluted earnings per share):

                                                   June 24, 2000  June 26, 1999
                                                   -------------  -------------
        Weighted average number of common shares
          used in computing basic earnings per
          share                                      28,889,000     29,851,000

        Effect of dilutive stock options                 24,000         20,000
                                                     ----------     ----------

        Weighted average number of common shares
          and dilutive potential common stock used
          in computing diluted earnings per share    28,913,000     29,871,000
                                                     ==========     ==========

        Stock options excluded from the above
          reconciliation because they are
          anti-dilutive                               1,554,000      1,690,000
                                                     ==========     ==========

    6. During the twenty-six weeks ended June 24, 2000, other comprehensive income consisted of a $72 thousand translation adjustment related to the translation of the financial statements of foreign subsidiaries.

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

        The acquisitions described above were accounted for using the purchase method of accounting for business combinations as of the date of the acquisitions. The aggregate purchase price of the acquisitions was $53.6 million, which includes the costs of acquisition. The terms of the Tamming acquisition also provide for additional consideration to be paid if Tamming's earnings exceed certain targeted levels through the year 2002. The maximum amount of remaining contingent consideration is Canadian dollars $15.6 million (U.S. $10.5 million at June 24, 2000). The additional consideration is payable in cash in 2004 and will result in additional goodwill if earned. The Company has not recorded this liability as of June 24, 2000 as the outcome of the contingency is not determinable beyond a reasonable doubt.

LANCE, INC AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JUNE 24, 2000 COMPARED TO THIRTEEN WEEKS ENDED
JUNE 26, 1999

                                                                Thirteen weeks ended
                                                          June 24,                 June 26,
($ In Thousands)                                            2000                     1999                 Difference
-------------------------------------------------------------------------------------------------------------------------
Revenues                                            $145,128    100.0%       $134,145     100.0%     $10,983        8.2%
Cost of sales                                         70,314     48.4%         60,697      45.2%      (9,617)     (15.8%)
-------------------------------------------------------------------------------------------------------------------------
   Gross margin                                       74,814     51.6%         73,448      54.8%       1,366        1.9%
-------------------------------------------------------------------------------------------------------------------------
Selling, marketing, and delivery expenses             56,777     39.1%         54,028      40.3%      (2,749)      (5.1%)
General and administrative expenses                    5,731      3.9%          6,261       4.7%         530        8.5%
Provision for employees' retirement plans              1,050      0.7%          1,280       1.0%         230       18.0%
Amortization of goodwill and intangibles                 423      0.3%            346       0.3%         (77)     (22.3%)
-------------------------------------------------------------------------------------------------------------------------
   Total operating expenses                           63,981     44.1%         61,915      46.2%      (2,066)      (3.3%)
-------------------------------------------------------------------------------------------------------------------------
Operating profit                                      10,833      7.5%         11,533       8.6%        (700)      (6.1%)
Other income, net                                        254      0.2%            137       0.1%         117       85.4%
Interest income (expense), net                        (1,081)    (0.7%)          (638)     (0.5)%      (443)      (69.4%)
Income taxes                                           3,709      2.6%          4,191       3.1%         460       11.0%
-------------------------------------------------------------------------------------------------------------------------
   Net income                                       $  6,297      4.3%       $  6,841       5.1%     $  (566)      (8.3%)
=========================================================================================================================

Revenues increased $11.0 million, or 8.2%, due to the acquisitions of Tamming and Cape Cod in the second quarter of 1999 and growth in private label and contract manufacturing sales.

Gross margin as a percentage of revenue decreased from 54.8% in 1999 to 51.6% in 2000 as a result of changes in the mix of products sold and manufacturing inefficiencies related to new customers.

The $2.7 million increase in selling, marketing and delivery costs were primarily a result of the addition of the acquired businesses. General and administrative expenses decreased $0.5 million due primarily to the reduction of temporary labor costs. The provision for employees' retirement plan was $0.2 million lower than prior year due to the profitability-based formula for these contributions. The increase in amortization of goodwill and intangibles is a result of the acquisitions of Tamming and Cape Cod during the second quarter of 1999.

Other income includes gains and losses on dispositions of fixed assets. Net interest expense amounted to $1.1 million in 2000 compared to $0.6 million in 1999 due to reductions in cash and marketable securities and indebtedness incurred to fund capital expenditures and acquisitions.

The effective income tax rate decreased to 37.1% compared to 38.0% in 1999 due to changes in the composition of earnings.

LANCE, INC AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TWENTY-SIX WEEKS ENDED JUNE 24, 2000 COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 26, 1999

                                                               Twenty-six weeks ended
                                                          June 24,                 June 26,
($ In Thousands)                                            2000                     1999                  Difference
-------------------------------------------------------------------------------------------------------------------------
Revenues                                            $280,757    100.0%       $254,934     100.0%    $ 25,823        10.1%
Cost of sales                                        134,329     47.8%        114,721      45.0%     (19,608)      (17.1%)
-------------------------------------------------------------------------------------------------------------------------
   Gross margin                                      146,428     52.2%        140,213      55.0%       6,215         4.4%)
-------------------------------------------------------------------------------------------------------------------------
Selling, marketing, and delivery expenses            111,702     39.8%        105,064      41.2%      (6,638)       (6.3%)
General and administrative expenses                   11,802      4.2%         11,623       4.6%        (179)       (1.5%)
Provision for employees' retirement plans              2,221      0.8%          2,518       1.0%         297        11.8%
Amortization of goodwill and intangibles                 890      0.3%            346       0.1%        (544)     (157.2%)
-------------------------------------------------------------------------------------------------------------------------
   Total operating expenses                          126,615     45.1%        119,551      46.9%      (7,064)       (5.9%)
-------------------------------------------------------------------------------------------------------------------------
Operating profit                                      19,813      7.1%         20,662       8.1%        (849)       (4.1%)
Other income, net                                      1,573      0.6%            230       0.1%       1,343       583.9%
Interest income (expense), net                        (2,206)    (0.8%)          (480)     (0.2)%     (1,726)     (359.6%)
Income taxes                                           7,137      2.5%          7,697       3.0%         538         7.0%
-------------------------------------------------------------------------------------------------------------------------
   Net income                                       $ 12,043      4.3%       $ 12,715       5.0%    $   (694)       (5.5%)
==========================================================================================================================

Revenues increased $25.8 million, or 10.1%, due primarily to the acquisitions of Tamming and Cape Cod in the second quarter of 1999 as well as increased private label and contract manufacturing sales.

Gross margin as a percent of revenues decreased from 55.0% in 1999 to 52.2% in 2000 due primarily to the lower gross margins of the acquired businesses as well as changes in the mix of products sold.

The $6.6 million increase in selling, marketing and delivery costs were a result of the addition of the acquired businesses as well as severance costs related to organizational realignment. General and administrative expenses increased $0.2 million due primarily to the acquired businesses. The provision for employees' retirement plan was $0.3 million lower than prior year due to the profitability-based formula for these contributions. The increase in amortization of goodwill and intangibles is a result of the acquisitions of Tamming and Cape Cod in the second quarter of 1999.

Other income includes gains and losses on dispositions of fixed assets. Net interest expense amounted to $2.2 million in 2000 compared to $0.5 million in 1999 due to reductions in cash and marketable securities and indebtedness incurred to fund capital expenditures and acquisitions.

The effective income tax rate decreased to 37.2% compared to 37.7% in 1999 due to changes in the composition of earnings.


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

Cash flow from operations for the twenty-six weeks ended June 24, 2000 totaled $20.4 million. Working capital (other than cash and marketable securities) increased to $49.6 million from $43.9 million at December 25, 1999, due to timing differences in the various components of working capital.

LANCE, INC AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash used in investing activities for the twenty-six weeks ended June 24, 2000 totaled $5.0 million. Purchases of property totaled $7.4 million with the largest expenditures being plant equipment. Proceeds from the sale of property and equipment totaled $2.4 million. During the twenty-six weeks ended June 26, 1999, the Company liquidated its investments in marketable securities providing approximately $9.0 million of cash to be used for property purchases and the second quarter acquisitions.

Cash flow used in financing activities for the twenty-six weeks ended June 24, 2000 totaled $24.1 million. Cash dividends of $0.32 per share for the twenty-six weeks ended amounted to $9.3 million, as compared to a $0.48 per share dividend in 1999. On January 14, 2000, the Board of Directors authorized the repurchase of 1.5 million shares. To date, the Company has repurchased 976,000 shares for $9.6 million, all of which occurred during the first quarter.

As of June 24, 2000, cash and cash equivalents totaled $4.6 million and total debt outstanding was $65.3 million. Additional amounts available for borrowings under all credit facilities are $45.9 million. The Company has met all financial covenants contained in the financing agreements. Available cash, cash from operations and available credit under the credit facilities are expected to be sufficient to meet normal operating requirements for the foreseeable future.


MARKET RISK

The principal market risks to which the Company is exposed that may adversely impact results of operations and financial position are changes in certain raw material prices, interest rates and foreign exchange rates. The Company has no market risk sensitive instruments held for trading purposes.

Raw materials used by the Company are exposed to the impact of changing commodity prices, particularly the price of wheat used for flour. Accordingly, the Company historically has entered into commodity future and option contracts to manage fluctuations in prices of anticipated purchases of certain raw materials. The Company's Board-approved policy is to use such commodity derivative financial instruments only to the extent necessary to manage these exposures. The Company does not use these financial instruments for trading purposes. At June 24, 2000, the Company had no open positions on futures contracts.

The Company's long-term debt obligations incur interest at floating rates, based on changes in U.S. Dollar LIBOR and Canadian Dollar LIBOR. Therefore, the Company has an exposure to changes in these interest rates. On July 22, 1999, the Board of Directors authorized interest rate exchange agreements to more effectively manage the effects of changing interest rates. However, no such agreements have been entered into. At June 24, 2000, the Company's long term debt totaled $65.0 million, with interest rates ranging from 6.05% to 9.5%, with a weighted average interest rate of 6.71%. A 10% increase in U.S. LIBOR and Canadian LIBOR would have increased interest expense for the thirteen weeks ended June 24, 2000 by $0.1 million.

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


PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Section 8.10 of the Registrant's Amended and Restated Credit Agreement dated May 26, 2000, filed as Exhibit 10.1 to this Form 10-Q, restricts payment of cash dividends by the Registrant if, after payment of any such dividends, the Registrant's consolidated stockholders' equity would be less than $125,000,000. At June 24, 2000, the Registrant's consolidated stockholders' equity was $173,912,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Registrant's Annual Meeting of Stockholders held on April 20, 2000, the following matters were submitted to a vote of the stockholders of the Registrant:

               1. Election of nominees to the Board of Directors of the Registrant:

                                                 Shares Voted
                       For Term Ending in 2003:    in Favor     Shares Withheld
                       ------------------------  ------------   ---------------
                       William R. Holland         23,240,991         807,071
                       Weldon H. Johnson          23,262,959         785,354
                       Paul A. Stroup, III        22,804,870       1,243,443
                       Isaiah Tidwell             23,234,064         814,249

               2. Ratification of the selection of KPMG LLP as independent public accountants for fiscal year 2000 which was approved by a vote of 23,772,020 shares in favor, 204,052 shares against and 71,441 shares abstaining. There were zero shares of broker non-votes.


               3. Approval of an amendment to the Registrant's 1997 Incentive Equity Plan increasing the number of shares of Common Stock authorized by 1,500,000 to 3,000,000 was approved by a vote of 16,101,030 votes in favor, 2,686,513 shares against and 174,979 shares abstaining. There were 4,176,863 shares of broker non-votes.

LANCE, INC AND SUBSIDIARIES


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

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

                    3.3 Bylaws of Lance, Inc., as amended through January 11, 2000, incorporated herein by reference to
                            Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended March 25, 2000.

                    10.1 Amended and Restated Credit Agreement dated May 26, 2000 among the Registrant, Lanfin Investments, Inc., Bank of America, N.A., First Union National Bank, Wachovia Bank, N.A., and Bank of America Canada

                    27 Financial Data Schedule (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of
                            Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934).

                    99.1 Cautionary Statement under Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

               (b)  Reports on Form 8-K

                    No reports on Form 8-K were filed during the thirteen weeks ended June 24, 2000.


Items 1, 3 and 5 are not applicable and have been omitted.

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



Dated:  July 20, 2000