Form 10-Q
period 2000-09-23
LANCE INC
filed 2000-10-19
CIK 57528

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



FOR THE QUARTERLY (THIRTEEN WEEK) PERIOD ENDED      COMMISSION FILE NUMBER 0-398
              SEPTEMBER 23, 2000


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

   The number of shares outstanding of the Registrant's $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of October 17, 2000, was 28,947,224 shares.


--------------------------------------------------------------------------------

LANCE, INC. AND SUBSIDIARIES


INDEX

                                                                          Page
                                                                          ----
PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements

        Condensed Consolidated Balance Sheets - September 23, 2000
          (Unaudited) and December 25, 1999 ............................    3

        Condensed Consolidated Statements of Income (Unaudited) -
          Thirteen and Thirty-Nine Weeks Ended September 23, 2000
          and September 25, 1999 .......................................    4

        Condensed Consolidated Statements of Stockholders' Equity
          and Comprehensive Income (Unaudited) - Thirty-Nine Weeks
          Ended September 23, 2000 and September 25, 1999...............    5

        Condensed Consolidated Statements of Cash Flows
          (Unaudited) - Thirty-Nine Weeks Ended September 23, 2000
          and September 25, 1999........................................    6

        Notes to Condensed Consolidated Financial Statements............    7

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................    9

    Item 3. Quantitative and Qualitative Disclosures about Market Risk..   13

PART II.  OTHER INFORMATION

    Item 2. Changes in Securities and Use of Proceeds...................   13

    Item 6. Exhibits and Reports on Form 8-K ...........................   14

SIGNATURES..............................................................   15

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 23, 2000 (UNAUDITED) AND DECEMBER 25, 1999
(In thousands, except share data)

                                                                              September 23,   December 25,
                                                                                  2000           1999
                                                                              -------------   ------------
                                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                    $   2,124       $  13,303
  Accounts receivable (less allowance for doubtful accounts)                      53,865          49,106
  Inventories                                                                     24,456          26,244
  Deferred income tax benefit                                                      4,412           4,487
  Prepaid income taxes                                                                --             888
  Prepaid expenses and other                                                       3,964           3,010
                                                                               ---------       ---------
   Total current assets                                                           88,821          97,038

  Property, plant & equipment, net                                               176,690         183,782
  Goodwill, net                                                                   34,200          35,451
  Other intangible assets, net                                                    10,357          11,064
  Other assets                                                                     3,123           3,327
                                                                               ---------       ---------
    TOTAL ASSETS                                                               $ 313,191       $ 330,662
                                                                               =========       =========


                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt                                            $     354       $     354
  Accounts payable                                                                13,888          15,597
  Accrued liabilities                                                             25,686          23,929
                                                                               ---------       ---------
   Total current liabilities                                                      39,928          39,880
                                                                               ---------       ---------

OTHER LIABILITIES AND DEFERRED CREDITS
  Long-term debt                                                                  59,086          70,852
  Deferred income taxes                                                           21,265          21,167
  Accrued postretirement health care costs                                        11,212          11,410
  Accrual for insurance claims                                                     4,102           3,808
  Supplemental retirement benefits                                                 2,615           2,755
                                                                               ---------       ---------
   Total other liabilities and deferred credits                                   98,280         109,992
                                                                               ---------       ---------

STOCKHOLDERS' EQUITY
  Common stock, $0.83 1/3 par value (authorized: 75,000,000
    shares; 28,950,122 and 29,950,897 shares outstanding at September 23,
    2000 and December 25, 1999)                                                   24,125          24,959
  Preferred stock, $1.00 par value (authorized: 5,000,000 shares;
    0 shares outstanding at September 23, 2000 and December 25, 1999)                 --              --
  Additional paid-in capital                                                       1,164           2,552
  Unamortized portion of restricted stock awards                                    (398)           (799)
  Retained earnings                                                              150,166         154,063
  Accumulated other comprehensive income (loss)                                      (74)             15
                                                                               ---------       ---------
   Total stockholders' equity                                                    174,983         180,790
                                                                               ---------       ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 313,191       $ 330,662
                                                                               =========       =========


See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 23, 2000 AND SEPTEMBER 25, 1999
(In thousands, except share and per share data)

                                            Thirteen            Thirteen          Thirty-Nine       Thirty-Nine
                                           Weeks Ended         Weeks Ended        Weeks Ended       Weeks Ended
                                          Sept 23, 2000       Sept 25, 1999      Sept 23, 2000     Sept 25, 1999
                                          -------------       -------------      -------------     -------------
NET SALES AND OTHER OPERATING REVENUE     $     147,978       $     139,694      $     428,736     $     394,628
                                          -------------       -------------      -------------     -------------

COST OF SALES AND OPERATING EXPENSES

Cost of sales                                    74,820              66,584            209,149           181,305
Selling, marketing and delivery                  56,028              54,667            167,732           159,731
General and administrative                        6,355               6,354             18,157            17,977
Provisions for employees' retirement
   plans                                          1,035               1,247              3,257             3,765
Amortization of goodwill and other
   intangibles                                      424                 433              1,314               779
                                          -------------       -------------      -------------     -------------
     Total costs and expenses                   138,662             129,285            399,609           363,557
                                          -------------       -------------      -------------     -------------

OPERATING PROFIT                                  9,316              10,409             29,127            31,071

Interest income (expense), net                   (1,079)               (858)            (3,285)           (1,338)

Other income, net                                   685                 363              2,258               593
                                          -------------       -------------      -------------     -------------

INCOME BEFORE INCOME TAXES                        8,922               9,914             28,100            30,326

Income taxes                                      3,254               3,918             10,391            11,615
                                          -------------       -------------      -------------     -------------

NET INCOME                                $       5,668       $       5,996      $      17,709     $      18,711
                                          =============       =============      =============     =============

EARNINGS PER SHARE

     Basic                                $        0.20       $        0.20      $        0.61     $        0.63
     Diluted                              $        0.20       $        0.20      $        0.61     $        0.63

     Weighted average shares
        outstanding - basic                  28,890,000          29,852,000         28,894,000        29,881,000
     Weighted average shares
        outstanding - diluted                28,908,000          29,884,000         28,914,000        29,922,000


CASH DIVIDENDS PER SHARE                  $        0.16       $        0.24      $        0.48     $        0.72

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 23, 2000 AND SEPTEMBER 25, 1999 (In thousands, except share data)

                                                                        Unamortized
                                                                        Portion of              Accumulated
                                                            Additional  Restricted                 Other
                                                   Common    Paid-in      Stock      Retained   Comprehensive
                                       Shares      Stock     Capital      Awards     Earnings      Income        Total
                                     -----------------------------------------------------------------------------------
BALANCE, DECEMBER 26, 1998           29,989,210   $ 24,991   $ 1,981    $   (502)   $ 159,524      $  90       $ 186,084
                                     -----------------------------------------------------------------------------------
Comprehensive income:
   Net income                                --         --        --          --       18,711         --          18,711
   Net change in unrealized gains
     on marketable securities                --         --        --          --           --        (90)            (90)
   Foreign currency translation
     adjustment                                                                                       18              18
                                                                                                              ----------
   Total comprehensive income                --         --        --          --           --         --          18,639
                                                                                                              ----------


Cash dividends paid to stockholders          --         --        --          --      (21,639)        --         (21,639)

Issuance of restricted stock, net
   of cancellations                      65,300         54     1,081      (1,135)          --         --              --

Recognition of restricted stock
   awards                                                       (214)        604                                     390

Stock options exercised                   3,487          3        57          --           --         --              60

Purchases of common stock              (100,000)       (84)       --          --       (1,412)        --          (1,496)
                                     -----------------------------------------------------------------------------------

BALANCE,  SEPTEMBER 25, 1999         29,957,997   $ 24,964   $ 2,905    $ (1,033)   $ 155,184      $  18       $ 182,038
                                     ===================================================================================

BALANCE, DECEMBER 25, 1999           29,950,897   $ 24,959   $ 2,552    $   (799)   $ 154,063      $  15       $ 180,790
                                     -----------------------------------------------------------------------------------

Comprehensive income:
   Net income                                --         --        --          --       17,709         --          17,709
   Foreign currency translation
     adjustment                              --         --        --          --           --        (89)            (89)
                                                                                                              ----------
   Total comprehensive income                --         --        --          --           --         --          17,620
                                                                                                              ----------

Cash dividends paid to stockholders          --         --        --          --      (13,948)        --         (13,948)


Cancellations of restricted stock       (24,775)       (21)     (249)        401           --         --             131


Purchases of common stock              (976,000)      (813)   (1,139)         --       (7,658)        --          (9,610)
                                     -----------------------------------------------------------------------------------

BALANCE,  SEPTEMBER 23, 2000         28,950,122   $ 24,125   $ 1,164    $   (398)   $ 150,166     $ (74)       $ 174,983
                                     ===================================================================================


See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 23, 2000 AND SEPTEMBER 25, 1999 (In thousands)

                                                             Thirty-Nine Weeks     Thirty-Nine Weeks
                                                                   Ended                 Ended
                                                               Sept 23, 2000         Sept 25, 1999
                                                             -----------------     -----------------
OPERATING ACTIVITIES
  Net income                                                     $ 17,709              $ 18,711
  Adjustments to reconcile net income to cash provided by
   operating activities:
     Depreciation and amortization                                 22,089                20,419
     Gain on sale of property, net                                 (2,122)                 (484)
     Deferred income taxes                                            229                   640
     Changes in operating assets and liabilities                   (2,915)               (8,646)
                                                                 --------              --------
  Net cash flow provided by operating activities                   34,990                30,640
                                                                 --------              --------

INVESTING ACTIVITIES
   Purchases of property and equipment                            (15,024)              (23,227)
   Proceeds from sale of property and equipment                     3,330                 1,013
   Acquisition of businesses, net of cash acquired                     --               (53,311)
   Purchases of marketable securities                                  --                  (556)
   Sales of marketable securities                                      --                 7,643
   Maturities of marketable securities                                 --                 1,886
   Other, net                                                          --                    63
                                                                 --------              --------
Net cash used in investing activities                             (11,694)              (66,489)
                                                                 --------              --------

FINANCING ACTIVITIES
   Dividends paid                                                 (13,948)              (21,639)
   Purchase of common stock, net                                   (9,610)               (1,437)
   Proceeds from debt issued, net of acquisition costs                 --                82,793
   Repayments of debt                                                (252)              (36,110)
   Borrowings (repayments) under revolving credit
       facilities, net                                            (10,594)                8,500
                                                                 --------              --------
Net cash (used in) provided by financing activities               (34,404)               32,107
                                                                 --------              --------

Effect of exchange rate changes on cash                               (71)                   39
                                                                 --------              --------

DECREASE IN CASH AND CASH EQUIVALENTS                             (11,179)               (3,703)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   13,303                 7,856
                                                                 --------              --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  2,124              $  4,153
                                                                 ========              ========

SUPPLEMENTAL INFORMATION
Cash paid for income taxes, net of refunds of $0 and
   $3,043, respectively                                          $  8,734              $  5,209
Cash paid for interest                                           $  1,961              $  1,286

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. The accompanying unaudited consolidated financial statements of Lance, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, these financial statements reflect all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of September 23, 2000 and December 25, 1999, and the consolidated statements of income for the thirteen and thirty-nine weeks ended September 23, 2000 and September 25, 1999 and the statements of stockholders' equity and comprehensive income and cash flows for the thirty-nine weeks ended September 23, 2000 and September 25, 1999.

2. The consolidated results of operations for the thirty-nine weeks ended September 23, 2000 are not necessarily indicative of the results to be expected for a full year.

3. The Company's primary raw materials include peanuts, peanut butter, flour, sugar and other grain products.

4. The Company utilizes the dollar value last-in, first-out (LIFO) method of determining the cost of the majority of its inventories. Because inventory calculations under the LIFO method are based on annual determinations, the determination of interim LIFO valuations requires that estimates be made of year-end costs and levels of inventories. The possibility of variation between estimated year-end costs and levels of LIFO inventories and the actual year-end amounts may materially affect the results of operations as finally determined for the full year.

         Inventories consist of (in thousands):

                                                    September 23,   December 25,
                                                        2000            1999
                                                    -------------   ------------
         Finished goods                               $ 17,011       $ 20,415
         Raw materials                                   4,800          3,962
         Supplies, etc                                   6,988          6,391
                                                      --------       --------
         Total inventories at FIFO cost                 28,799         30,768
         Less: Adjustments to reduce FIFO cost
           to LIFO cost                                 (4,343)        (4,524)
                                                      --------       --------
         Total inventories                            $ 24,456       $ 26,244
                                                      ========       ========

LANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


5. The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the thirteen weeks ended September 23, 2000 and the thirteen weeks ended September 25, 1999 (there were no reconciling items for the numerator amounts of basic and diluted earnings per share):

                                                    September 23,  September 25,
                                                        2000           1999
                                                    -------------  -------------
         Weighted average number of common shares
           used in computing basic earnings
           per share                                  28,890,000     29,852,000

         Effect of dilutive stock options                 18,000         32,000
                                                    -------------  -------------

         Weighted average number of common shares
           and dilutive potential common stock
           used in computing diluted earnings
           per share                                  29,884,000     28,908,000
                                                    =============  =============

         Stock options excluded from the above
           reconciliation because they are
           anti-dilutive                               2,187,000      1,598,000
                                                    =============  =============

6. During the thirty-nine weeks ended September 23, 2000 and September 25, 1999, other comprehensive income consisted of an $89 thousand loss and an $18 thousand gain, respectively, related to the translation of the financial statements of foreign subsidiaries.

7. Effective April 2, 1999, the Company acquired Tamming Foods Ltd. ("Tamming"), headquartered in Waterloo, Ontario, Canada. Tamming manufactures high quality sugar wafer products that are sold under private label in the United States, Canada and Mexico.

         Effective May 24, 1999, the Company acquired Cape Cod Potato Chip Company, Inc. ("Cape Cod"), headquartered in Hyannis, Massachusetts. Cape Cod manufactures premium, kettle-cooked potato chips and other salty snacks, which are distributed throughout the U.S., Canada and England under the Cape Cod brand.

         The acquisitions described above were accounted for using the purchase method of accounting for business combinations as of the date of the acquisitions. The aggregate purchase price of the acquisitions was $53.6 million, which includes the costs of acquisition. The terms of the Tamming acquisition also provide for additional consideration to be paid if Tamming's earnings exceed certain targeted levels through the year 2002. The maximum amount of remaining contingent consideration is $15.6 million Canadian dollars (U.S. $10.5 million at September 23,
         2000). The additional consideration is payable in cash in 2004 and will result in additional goodwill if earned. The Company has not recorded this liability as of September 23, 2000 as the outcome of the contingency is not determinable beyond a reasonable doubt.

LANCE, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 23, 2000 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 25, 1999

                                                                Thirteen weeks ended
                                                       September 23,            September 25,
($ In Thousands)                                           2000                     1999                  Difference
-----------------------------------------------------------------------------------------------------------------------
Revenues                                            $147,978    100.0%       $139,694     100.0%      $8,284       5.9%
Cost of sales                                         74,820     50.6%         66,584      47.7%      (8,236)    (12.4%)
-----------------------------------------------------------------------------------------------------------------------
   Gross margin                                       73,158     49.4%         73,110      52.3%          48       0.1%
-----------------------------------------------------------------------------------------------------------------------
Selling, marketing, and delivery expenses             56,028     37.9%         54,667      39.1%      (1,361)     (2.5%)
General and administrative expenses                    6,355      4.3%          6,354       4.5%          (1)     (0.0%)
Provision for employees' retirement plans              1,035      0.7%          1,247       0.9%         212      17.0%
Amortization of goodwill and intangibles                 424      0.3%            433       0.3%           9       2.1%
-----------------------------------------------------------------------------------------------------------------------
   Total operating expenses                           63,842     43.1%         62,701      44.9%      (1,141)     (1.8%)
-----------------------------------------------------------------------------------------------------------------------
Operating profit                                       9,316      6.3%         10,409       7.4%      (1,093)    (10.5%)
Other income, net                                        685      0.5%            363       0.3%         322      88.7%
Interest income (expense), net                        (1,079)    (0.7%)          (858)     (0.6)%       (221)    (25.8%)
Income taxes                                           3,254      2.2%          3,918       2.8%         664      16.9%
-----------------------------------------------------------------------------------------------------------------------
   Net income                                         $5,668      3.8%         $5,996       4.3%       $(328)     (5.5%)
=======================================================================================================================

Revenues increased $8.3 million, or 5.9%, due to continued growth in private label and contract manufacturing sales as well as increased revenues from the sales of Cape Cod products.

Gross margin as a percentage of revenues decreased from 52.3% in 1999 to 49.4% in 2000 predominately as a result of changes in the mix of products sold. Manufacturing inefficiencies and pricing pressures also negatively impacted gross margin.

Selling, marketing and delivery expenses as a percent of sales decreased to 37.9% in 2000 from 39.1% in 1999 due to higher levels of direct shipments. However, total expenses increased $1.4 million primarily as a result of additional transportation and distribution related expenses. General and administrative expenses were comparable to the prior year but decreased as a percent of sales. The provision for employees' retirement plan was $0.2 million lower than prior year due to the profitability-based formula for these contributions.

Other income primarily includes gains and losses on dispositions of fixed assets. Net interest expense amounted to $1.1 million in 2000 compared to $0.9 million in 1999 due to increases in interest rates over the last year.

The effective income tax rate decreased to 36.5% compared to 39.5% in 1999 due to changes in the composition of earnings among the consolidated entities.

LANCE, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRTY-NINE WEEKS ENDED SEPTEMBER 23, 2000 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 1999

                                                              Thirty-nine weeks ended
                                                       September 23,            September 25,
($ In   Thousands)                                         2000                     1999                  Difference
-------------------------------------------------------------------------------------------------------------------------
Revenues                                            $428,736    100.0%       $394,628     100.0%    $34,108         8.6%
Cost of sales                                        209,149     48.8%        181,305      45.9%    (27,844)      (15.4%)
-------------------------------------------------------------------------------------------------------------------------
   Gross margin                                      219,587     51.2%        213,323      54.1%      6,264         2.9%
-------------------------------------------------------------------------------------------------------------------------
Selling, marketing, and delivery expenses            167,732     39.1%        159,731      40.5%     (8,001)       (5.0%)
General and administrative expenses                   18,157      4.2%         17,977       4.6%       (180)       (1.0%)
Provision for employees' retirement plans              3,257      0.8%          3,765       0.9%        508        13.5%
Amortization of goodwill and intangibles               1,314      0.3%            779       0.2%       (535)      (68.7%)
-------------------------------------------------------------------------------------------------------------------------
   Total operating expenses                          190,460     44.4%        182,252      46.2%     (8,208)       (4.5%)
-------------------------------------------------------------------------------------------------------------------------
Operating profit                                      29,127      6.8%         31,071       7.9%     (1,944)       (6.3%)
Other income, net                                      2,258      0.5%            593       0.1%      1,665       280.8%
Interest income (expense), net                        (3,285)    (0.8%)        (1,338)     (0.3%)    (1,947)     (145.6%)
Income taxes                                          10,391      2.4%         11,615       2.9%      1,224        10.5%
-------------------------------------------------------------------------------------------------------------------------
   Net income                                        $17,709      4.1%        $18,711       4.7%    $(1,002)       (5.4%)
=========================================================================================================================

Revenues increased $34.1 million, or 8.6%, due primarily to the acquisitions of Tamming and Cape Cod in the second quarter of 1999 and increased private label and contract manufacturing sales.

Gross margin as a percent of revenues decreased from 54.1% in 1999 to 51.2% in 2000 due primarily to the mix of products sold and the lower gross margins of the acquired businesses.

The $8.0 million increase in selling, marketing and delivery costs were primarily a result of the addition of the acquired businesses as well as severance costs related to organizational realignment. General and administrative expenses increased $0.2 million due primarily to the acquired businesses. The provision for employees' retirement plan was $0.5 million lower than prior year due to the profitability-based formula for these contributions. The increase in amortization of goodwill and intangibles is a result of the acquisitions of Tamming and Cape Cod in the second quarter of 1999.

Other income increased $0.7 million primarily as a result of gains on the disposition of fixed assets in 2000. Net interest expense amounted to $3.3 million in 2000 compared to $1.3 million in 1999 due to reductions in cash and marketable securities and indebtedness incurred to fund capital expenditures and acquisitions.

The effective income tax rate decreased to 37.0% compared to 38.3% in 1999 due to changes in the composition of earnings among the consolidated entities.

LANCE, INC. AND SUBSIDIARIES

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

Cash flow from operations for the thirty-nine weeks ended September 23, 2000 totaled $35.0 million. Working capital (other than cash and marketable securities) increased to $46.8 million from $43.9 million at December 25, 1999, due to an increase in accounts receivable and other timing differences in the various components of working capital.

Cash used in investing activities for the thirty-nine weeks ended September 23, 2000 totaled $11.7 million. Purchases of property totaled $15.0 million with the largest expenditures being plant equipment. Proceeds from the sale of property and equipment totaled $3.3 million.

Cash flow used in financing activities for the thirty-nine weeks ended September 23, 2000 totaled $34.4 million. Cash dividends of $0.48 per share for the thirty-nine weeks ended amounted to $13.9 million, as compared to a $0.72 per share dividend in 1999. On January 14, 2000, the Board of Directors authorized the repurchase of 1.5 million shares of its common stock. To date, the Company has repurchased 976,000 shares for $9.6 million, all of which occurred during the first quarter.

As of September 23, 2000, cash and cash equivalents totaled $2.1 million and total debt outstanding was $59.4 million as compared to $13.3 million in cash and $71.2 million in debt as of December 25, 1999. The decrease in cash and debt over the prior year is due to improved cash management and timing differences. Additional amounts available for borrowings under all credit facilities are $51.8 million. The Company has met all financial covenants contained in the financing agreements. Available cash, cash from operations and available credit under the credit facilities are expected to be sufficient to meet normal operating requirements for the foreseeable future.


MARKET RISK

The principal market risks to which the Company is exposed that may adversely impact results of operations and financial position are changes in certain raw material prices, interest rates and foreign exchange rates. The Company has no market risk sensitive instruments held for trading purposes.

Raw materials used by the Company are exposed to the impact of changing commodity prices, particularly the price of wheat used for flour. Accordingly, the Company historically has entered into commodity futures and option contracts to manage fluctuations in prices of anticipated purchases of certain raw materials. The Company's Board-approved policy is to use such commodity derivative financial instruments only to the extent necessary to manage these exposures. The Company does not use these financial instruments for trading purposes. At September 23, 2000, the Company had no open positions on futures contracts.

The Company's long-term debt obligations incur interest at floating rates, based on changes in U.S. Dollar LIBOR and Canadian Dollar LIBOR. Therefore, the Company has an exposure to changes in these interest rates. On July 22, 1999, the Board of Directors authorized interest rate exchange agreements to more effectively manage the effects of changing interest rates. However, no such agreements have been entered into. At September 23, 2000, the Company's long term debt totaled $59.1 million, with interest

LANCE, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

rates ranging from 6.87% to 7.4%, with a weighted average interest rate of 7.07%. A 10% increase in U.S. LIBOR and Canadian LIBOR would have increased interest expense for the thirteen weeks ended September 23, 2000 by $0.1 million.

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


PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Section 8.10 of the Registrant's Amended and Restated Credit Agreement dated May 26, 2000, restricts payment of cash dividends and repurchases of common stock by the Registrant if, after payment of any such dividends or any such repurchases of common stock, the Registrant's consolidated stockholders' equity would be less than $125,000,000. At September 23, 2000, the Registrant's consolidated stockholders' equity was $174,983,000.

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

              3.3      Bylaws of Lance, Inc., as amended through September 1,
                       2000.

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

              99.1 Cautionary Statement under Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the thirteen weeks ended September 23, 2000.


Items 1, 3, 4 and 5 are not applicable and have been omitted.

LANCE, INC. AND SUBSIDIARIES


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

                                             LANCE, INC.

                                             By: /s/ B. Clyde Preslar
                                                 -------------------------------
                                                 B. Clyde Preslar
                                                 Vice President and Principal
                                                   Financial Officer



Dated:  October 19, 2000

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    EXHIBITS
                                    ITEM 6(a)


                                    FORM 10-Q
                                QUARTERLY REPORT



FOR THE QUARTERLY PERIOD ENDED                           COMMISSION FILE NUMBER
      SEPTEMBER 23, 2000                                          0-398


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

  3.3       Bylaws of Lance, Inc., as amended through September 1, 2000.

  27 Financial Data Schedule (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934).

  99.1 Cautionary Statement under Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.