Form 10-K
period 2000-12-30
LANCE INC
filed 2001-03-20
CIK 57528

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of shares of the Registrant's $.83-1/3 par value Common Stock, its only outstanding class of voting stock, held by non-affiliates as of March 1, 2001 was approximately $282,000,000.

The number of shares outstanding of the Registrant's $.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of March 1, 2001, was 28,936,823 shares.

                       DOCUMENT INCORPORATED BY REFERENCE


Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2001 are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

         Lance, Inc. was incorporated as a North Carolina corporation in 1926. Lance, Inc. and its subsidiaries are collectively referred to herein as the Registrant or the Company.

         The Registrant manufactures, markets and distributes a variety of snack foods. Product categories include sandwich crackers, cookies, restaurant crackers and bread basket items, candy, chips, meat snacks, nuts and cake items, of which approximately 76% are manufactured and approximately 24% are purchased for resale. Products are distributed through the Registrant's direct-store-delivery ("DSD") system, third party carriers and through direct shipments by its own transportation fleet. Products are packaged as individual, single servings and as larger packages or multi-pack configurations.

         The Registrant's customer base includes grocery and mass merchants, convenience and drug stores, food service brokers and institutions, vending operations, military and government facilities, other food manufacturers and "up and down the street" outlets such as recreational facilities, offices, restaurants and independent retailers. The Registrant currently distributes products throughout most of the United States and parts of Canada and Europe. The Registrant's products are sold under the Registrant's brand names as well as private label and third-party brands.

         During 1999 the Registrant acquired Tamming Foods Ltd. ("Tamming"), headquartered in Waterloo, Ontario, Canada and Cape Cod Potato Chip Company, Inc. ("Cape Cod"), headquartered in Hyannis, Massachusetts. Tamming is a manufacturer of premium sugar wafers that are distributed in Canada and the United States. Cape Cod is a manufacturer and distributor of kettle-cooked potato chips that are sold throughout the United States and parts of Canada and Europe.

         The Registrant's products are sold under various trade names and registered trademarks that it owns, including LANCE, TOASTCHEE, TOASTY, CHOC-O-LUNCH, VAN-O-LUNCH, NEKOT, GOLD-N-CHEES, CAPTAIN'S WAFERS, VISTA and CAPE COD.

         Sales are made by the Registrant's own DSD and non-DSD sales representatives, and also through brokers and distributors. Approximately 64% of sales are distributed through the DSD organization and 36% are distributed through non-DSD sales representatives and independent brokers and distributors. The DSD organization is administered through 3 regions that are divided into 22 sales districts that are further divided into 248 sales divisions, each under the direction of a division manager. Within each division are sales routes, each serviced by one representative. At December 30, 2000, there were 1,826 sales routes. The Registrant uses its own fleet of tractors and trailers to make weekly deliveries of its products to the sales territories. The Registrant provides its representatives with stockroom space for their inventory requirements through individual territory stockrooms and metro distribution centers. The representatives load their own trucks from these stockrooms for delivery to customers and to service vending machines owned by the Registrant. The Registrant operates Company-owned vending machines in approximately 50,000 customer locations. These vending machines are generally made available to customers on a commission or rental basis. The machines are not designed or manufactured specifically for the Registrant, and their use is not limited to any particular sales area or class of customer. Non-DSD sales are distributed primarily by third party carriers as well as the Registrant's fleet of tractors and trailers.

         The Registrant has initiated a number of activities to revitalize its operations and position itself for future growth. These activities include cost reductions, systems development, organizational improvements, sales/marketing initiatives and external development. The Registrant's strategic plans call for long-term sales growth that is driven by a strengthened route sales system and continued sales and marketing initiatives that are funded through cost reduction activities as well as leveraging its distribution capabilities.

         The principal raw materials used in the manufacture of its snack food products are flour, peanuts, peanut butter, oils, shortenings, potatoes, shelled corn, popcorn, cornmeal, pork skins, tree nuts, starch, sugar, cheese, corn syrup, cocoa, fig paste and seasonings. The principal supplies used are flexible film, cartons, trays, boxes and bags. These raw materials and supplies are generally available in adequate quantities in the open market either from sources in the United States or from other countries and are generally contracted up to a season in advance. The principal supplies of energy used in the manufacture of these products are electricity, natural and propane gas, fuel oil and diesel fuel, all of which are currently available in adequate quantities.

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

         On December 30, 2000, the Registrant and its subsidiaries had 4,623 employees, none of whom were covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

         The Registrant's principal plant and general offices are located in Charlotte, North Carolina on a 180-acre tract owned by the Registrant. The main facility at this location is an air-conditioned and sprinklered plant, office building and cafeteria of brick and steel containing approximately 670,000 square feet. The manufacturing portion of this facility houses seven oven lines and is equipped with storage facilities to handle many of the Registrant's raw materials in bulk and is operated on a continuous three-shift basis. Adjacent to the main facility is an air-conditioned and sprinklered plant of brick and steel used for processing potato chips, corn chips and similar products containing approximately 140,000 square feet, which is operated on a continuous two-shift basis. Also adjacent to the main facility are a 70,400 square foot precast concrete building, which houses a sales distribution facility, an 11,000 square foot brick and steel building, which houses vehicle maintenance operations, and 50,000 square foot and 40,000 square foot metal warehouse buildings.

         The Registrant also owns a plant located on an 18.5-acre tract in Burlington, Iowa. The plant is of masonry and steel and contains approximately 313,000 square feet. This plant houses eight oven lines, certain of which are operated on a continuous three-shift basis. Adjacent to the plant is a steel storage building of approximately 5,800 square feet. The Registrant owns two plants located on two tracts totaling approximately 8 acres in Ontario, Canada. These plants are located in Waterloo and Guelph and have approximately 45,000 and 86,000 square feet, respectively. The Registrant also owns a plant in Hyannis, Massachusetts located on a 5.4-acre tract. The plant is of masonry and steel and contains approximately 32,000 square feet.

         The Registrant leases office space for administrative support and district sales offices throughout the United States. The Registrant also leases six distribution/warehouse facilities for periods ranging from one to three years. In addition, the Registrant leases most of its stockroom space for its DSD field sales representatives in various locations mainly on month-to-month tenancies.

The Registrant believes that it has sufficient production capacity to meet foreseeable demand in 2001.

ITEM 3.   LEGAL PROCEEDINGS

         The Registrant is not a party to, nor are any of its assets subject to, any material pending legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

SEPARATE ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

         Information as to each executive officer of the Registrant, who is not a director or a nominee named in Item 10 of this Form 10-K, is as follows:

       Name                Age              Information About Officer
       ----                ---              -------------------------

Robert S. Carles           60       Secretary of Lance, Inc. since 1997 and
                                    Assistant Secretary 1981-1997 and Corporate
                                    Attorney since 1976

H. Dean Fields             59       President of Vista Bakery, Inc. (subsidiary
                                    of Lance, Inc.) since 1996 and Manager,
                                    Columbia, South Carolina Plant of Vista
                                    Bakery, Inc. 1993-1996

L. Rudy Gragnani           47       Vice President of Lance, Inc. since 1997;
                                    Vice President of Coca-Cola Bottling Company of New York 1996-1997 and Director of
                                    Information Services of Coca-Cola Bottling
                                    Co. Consolidated 1988-1996

Earl D. Leake              49       Vice President of Lance, Inc. since 1995 and
                                    Treasurer and Assistant Secretary 1988-1995

Frank I. Lewis             48       Vice President of Lance, Inc. since 2000 and
                                    Regional Vice President of Frito Lay, Inc.
                                    (subsidiary of PepsiCo. Inc.) 1991-2000

David R. Perzinski         41       Treasurer of Lance, Inc. since 1999, Senior
                                    Director of Sales/Marketing Finance and
                                    Treasury Operations of Lance, Inc.
                                    1997-1999, Director of Sales/Marketing
                                    Finance and Treasury Operations of Lance,
                                    Inc. 1996-1997 and Financial Planning
                                    Manager Consumer Power Tools/Outdoor
                                    Products NA (division of the Black and
                                    Decker Corporation) 1992-1996

B. Clyde Preslar           46       Vice President and Chief Financial Officer
                                    of Lance, Inc. since 1996; Treasurer
                                    1996-1999 and Director, Financial Services of Worldwide Power Tools Group (a consumer products division of The Black and Decker
                                    Corporation) 1993-1996

Richard G. Tucker          46       Vice President of Lance, Inc. since 1996;
                                    President of Lance Company since 1999 and
                                    Plant Manager (bakery division) of RJR
                                    Nabisco Holdings Corporation (consumer
                                    products company) 1989-1996

Margaret E. Wicklund       40       Corporate Controller, Principal
                                    Accounting Officer and Assistant Secretary of Lance, Inc. since 1999; Senior
                                    Director of Corporate Tax and Shared
                                    Services 1998-1999 and Director of Corporate
                                    Tax 1993-1998

         All the executive officers were appointed to their current positions at the Annual Meeting of the Board of Directors effective April 20, 2000, except that Mr. Lewis was appointed effective October 23, 2000. All of the Registrant's executive officers' terms of office extend until the next Annual Meeting of the Board of Directors and until their successors shall have been duly elected and qualified.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The Company had 4,292 stockholders of record as of March 1, 2001.

         The $.83-1/3 par value Common Stock of Lance, Inc. is traded in the over-the-counter market under the symbol LNCE and transactions in the Common Stock are reported on The nasdaq Stock Market. The following table sets forth the high and low sales prices and dividends paid during the interim periods in fiscal years 2000 and 1999.


2000 Interim Periods                                    High             Low          Dividend
--------------------                                    Price           Price           Paid
                                                       --------        --------       --------
First quarter (13 weeks ended March 25, 2000)          $ 11 1/2        $  8 7/8         $0.16
Second quarter (13 weeks ended June 24, 2000)            11 7/16          9 5/16         0.16
Third quarter (13 weeks ended September 23, 2000)        10 1/2           8 9/16         0.16
Fourth quarter (14 weeks ended December 30, 2000)        12 7/8           9              0.16



1999 Interim Periods                                    High             Low          Dividend
--------------------                                    Price           Price           Paid
                                                       --------        --------       --------
First quarter (13 weeks ended March 27, 1999)          $ 20 1/2         $14 1/4         $0.24
Second quarter (13 weeks ended June 26, 1999)            16 1/2          13 1/2          0.24
Third quarter (13 weeks ended September 25, 1999)        15 3/4          12              0.24
Fourth quarter (13 weeks ended December 25, 1999)        13 7/16          9              0.24



         On January 30, 2001, the Board of Directors of Lance, Inc. declared a quarterly cash dividend of $0.16 per share payable on February 15, 2001 to stockholders of record on February 9, 2001. The Board of Directors of Lance, Inc. will consider the amount of future cash dividends on a quarterly basis.

         The Company's long-term debt agreements contain provisions that could limit the amount of cash dividends paid by Lance, Inc.

ITEM 6.   SELECTED FINANCIAL DATA

         The following table sets forth selected historical financial data of the Company for the five-year period ended December 30, 2000. The selected financial data have been derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere herein. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements, including the notes thereto. Amounts are in thousands, except per share data.


                                             2000          1999         1998         1997         1996
--------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS:
Net sales and other operating
    revenue                                 $576,299     $531,274     $486,432     $486,854     $477,015
Operating profit                              36,613       41,344       40,075       45,119       36,012
Income before income taxes                    34,550       39,865       43,743       48,688       40,780
Income taxes                                  12,589       15,104       16,135       18,591       16,188
Net income                                    21,961       24,761       27,608       30,097       24,592

AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
BASIC                                         28,961       29,874       29,925       29,893       30,075
DILUTED                                       28,976       29,918       30,043       30,018       30,086

PER SHARE OF COMMON STOCK:
Net income - basic                              0.76         0.83         0.92         1.01         0.82
Net income - diluted                            0.76         0.83         0.92         1.00         0.82
Cash dividends                                  0.64         0.96         0.96         0.96         0.96

FINANCIAL STATUS AT YEAR-END:
Total assets                                $317,073     $330,662     $251,403     $252,740     $247,205
Total debt                                    63,931       71,206            -            -            -
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

OVERVIEW

         The Company manufactures, markets and distributes a variety of snack foods. Product categories include sandwich crackers, cookies, restaurant crackers and bread basket items, candy, chips, meat snacks, nuts and cake items, of which approximately 76% are manufactured and approximately 24% are purchased for resale. Sales are made by the Registrant's own direct-store-delivery ("DSD") and non-DSD sales representatives, and also through brokers and distributors. Products are distributed through the Company's DSD system, through third party carriers and through direct shipments by the Company's transportation fleet. Products are packaged as individual, single servings and as larger packages or multi-pack configurations.

         The Company's customer base includes grocery and mass merchants, convenience and drug stores, food service brokers and institutions, vending operations, other food manufacturers and "up and down the street" outlets such as recreational facilities, offices and independent retailers. The Company's products are sold under the Company's brand names as well as private label and third-party brands.

         The Company has implemented a number of activities to revitalize its operations and position itself for future growth. These activities include cost reductions, systems development, organizational improvements, sales/marketing initiatives and external development.

         In 1998 the Company implemented a route management information system for the Company's DSD operations and completed the rollout of new handheld computers used by the DSD field sales representatives. This system significantly enhanced the Company's ability to analyze and distribute information throughout the DSD organization in 2000.

         During 1999 the Company acquired Tamming Foods Ltd. ("Tamming"), headquartered in Waterloo, Ontario, Canada and Cape Cod Potato Chip Company, Inc. ("Cape Cod"), headquartered in Hyannis, Massachusetts. These acquisitions supported the Company's strategies by increasing product offerings and broadening distribution. In 2000, the acquisitions contributed to the overall growth in revenues.

         The Company's sales growth plans are based on improved execution of sales and marketing activities as well as increased penetration of traditional distribution channels such as mass merchandisers, grocery and convenience stores as well as continued growth in contract manufacturing sales. In addition, the Company's key area of focus is the revitalization of the route sales system.

RESULTS OF OPERATIONS

2000 COMPARED TO 1999                                   2000                1999            DIFFERENCE
----------------------------------------------------------------------------------------------------------
Revenues                                          $ 576.3  100.0%     $ 531.3  100.0%   $ 45.0      8.5%
Cost of sales                                       284.7   49.4%       246.0   46.3%    (38.7)   (15.7%)
----------------------------------------------------------------------------------------------------------
  Gross margin                                      291.6   50.6%       285.3   53.7%      6.3      2.2%
Selling, marketing and delivery expenses            224.6   39.0%       214.3   40.3%    (10.3)    (4.8%)
General and administrative expenses                  24.4    4.2%        23.7    4.5%     (0.7)    (3.0%)
Provisions for employees' retirement plans            4.2    0.7%         4.6    0.9%      0.4      8.7%
Amortization of goodwill and other intangibles        1.8    0.3%         1.4    0.2%     (0.4)   (28.6%)
----------------------------------------------------------------------------------------------------------
  Total operating expenses                          255.0   44.2%       244.0   45.9%    (11.0)    (4.5%)
----------------------------------------------------------------------------------------------------------
Operating profit                                     36.6    6.4%        41.3    7.8%     (4.7)   (11.4%)
Interest income (expense), net                       (4.4)  (0.8%)       (2.4)  (0.5%)    (2.0)   (83.3%)
Other income, net                                     2.4    0.4%         1.0    0.2%      1.4    140.0%
Income taxes                                         12.6    2.2%        15.1    2.8%      2.5     16.6%
----------------------------------------------------------------------------------------------------------
Net income                                        $  22.0    3.8%    $   24.8    4.7%   $ (2.8)   (11.3%)
----------------------------------------------------------------------------------------------------------

         Revenues increased $45.0 million or 8.5% in 2000. Approximately $26.6 million of the revenue growth was attributable to the acquisitions of Tamming and Cape Cod. Revenues increased $18.4 million or 3.7% in the pre-acquisition business primarily due to growth in contract manufacturing and private label sales. Approximately $6.6 million of revenue growth resulted from the impact of the 53-week fiscal year in 2000 as compared to the 52-week fiscal year in 1999.

         Gross margin as a percent of revenue decreased 3.1 percentage points to 50.6% in 2000. The margin decline resulted from the higher proportion of sales to contract manufacturing and private label customers. Additional factors included production inefficiencies related to significant changes in volume and sales mix as well as lower margins of the acquired business.

         Selling, marketing and distribution costs increased $10.3 million compared to 1999 of which approximately 45% of the increase was attributable to the inclusion of the acquired businesses for the full year. The remaining increase was the result of higher personnel costs, including severance provisions, and higher distribution costs due to increased sales and fuel charges.

         General and administrative expenses increased $0.7 million compared to the prior year due to the full year impact of the acquired companies. Amortization of goodwill and intangibles increased as a result of the full year impact of the acquisitions. The provision for employees' retirement plans was lower due to the profitability-based formula for these contributions.

         Net interest expense was $4.4 million in 2000 compared to $2.4 million in 1999. The increase of $2.0 million was primarily the result of the full year impact of the indebtedness incurred in 1999. Other income of $2.4 million includes primarily gains and losses on dispositions of fixed assets.

         The effective income tax rate decreased from 37.9% in 1999 to 36.4% in 2000 due to changes in the composition of earnings among the consolidated entities.

1999 COMPARED TO 1998                                   1999                1998            DIFFERENCE
------------------------------------------------------------------------------------------------------------
Revenues                                          $ 531.3  100.0%     $ 486.4  100.0%   $ 44.9      9.2%
Cost of sales                                       246.0   46.3%       222.2   45.7%    (23.8)   (10.7%)
------------------------------------------------------------------------------------------------------------
  Gross margin                                      285.3   53.7%       264.2   54.3%     21.1      8.0%
Selling, marketing and delivery expenses            214.3   40.3%       199.1   40.9%    (15.2)    (7.6%)
General and administrative expenses                  23.7    4.5%        19.5    4.0%     (4.2)   (21.5%)
Provisions for employees' retirement plans            4.6    0.9%         5.5    1.1%      0.9     16.4%
Amortization of goodwill and other intangibles        1.4    0.2%         -      -        (1.4)     N/A
------------------------------------------------------------------------------------------------------------
  Total operating expenses                          244.0   45.9%       224.1   46.1%    (19.9)    (8.9%)
------------------------------------------------------------------------------------------------------------
Operating profit                                     41.3    7.8%        40.1    8.2%      1.2      3.0%
Interest income (expense), net                       (2.4)  (0.5%)        1.9    0.4%     (4.3)  (226.3%)
Other income, net                                     1.0    0.2%         1.7    0.3%     (0.7)   (41.2%)
Income taxes                                         15.1    2.8%        16.1    3.3%      1.0      6.2%
------------------------------------------------------------------------------------------------------------
Net income                                        $  24.8    4.7%    $   27.6    5.7%   $ (2.8)   (10.1%)
------------------------------------------------------------------------------------------------------------

         Revenues increased $44.9 million, or 9.2%, primarily due to the acquisitions of Tamming and Cape Cod in 1999. Revenues in pre-acquisition business increased 1.6% led by growth in vending revenue as well as sales of meat products, chips and cake items.

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

         The $15.2 million increase in selling, marketing and delivery expenses was a result of higher personnel costs, higher depreciation, increased provisions for bad debts and the addition of the acquired businesses. General and administrative expenses increased $4.2 million primarily due to increased temporary personnel costs and the addition of the acquired businesses. Amortization of goodwill and intangibles resulted from the acquisitions of Tamming and Cape Cod. The provision for employees' retirement plans was $0.9 million lower due to the profitability-based formula for these contributions.

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

LIQUIDITY AND CAPITAL RESOURCES

         Prior to 1999, the Company's principal source of liquidity was from operations. In 2000, the Company amended its unsecured revolving credit agreement, first entered into in 1999, giving the Company the ability to borrow up to $60 million and Cdn $25 million through April 2004. At December 30, 2000, $21.5 million was outstanding on these unsecured revolving credit facilities. Borrowing and repayments under these revolving credit facilities are similar in nature to short-term credit lines; however, due to the nature and terms of the agreements allowing repayment through April 2004, all borrowings under these facilities are classified as long-term debt.

         Cash flow from operations in 2000 totaled $51.5 million. Working capital (other than cash and marketable securities) decreased to $41.7 million from $43.9 million at the end of 1999. The working capital decrease is primarily a result of decreased inventory levels as compared to the prior year.

         Cash used in investing activities during 2000 totaled $20.9 million. Capital expenditures totaled $24.8 million, a decrease of $5.8 million from 1999 expenditures. 2000 expenditures included new automated packaging equipment, sales displays and chip plant equipment. During 2000, the Company sold real and personal property providing approximately $3.8 million of cash to fund investing activities.

         Cash used in financing activities for 2000 totaled $42.6 million. During 2000, the Company repaid debt, net of borrowings, of $14.0 million. In 2000 the Company paid dividends of $0.64 per share totaling $18.6 million compared to $0.96 per share in 1999. On January 14, 2000, the Board of Directors authorized the repurchase of 1.5 million shares of its common stock. To date, the Company has repurchased 976,000 shares for $9.6 million, all of which occurred during the first quarter of 2000.

         As of December 30, 2000, cash and cash equivalents totaled $1.2 million and total debt outstanding was $63.9 million. Additional borrowings available under all credit facilities totaled $53.7 million. The Company has complied with all financial covenants contained in the financing agreements. Available cash, cash from operations and available credit under the credit facilities are expected to be sufficient to meet normal operating requirements for the foreseeable future.

         On January 30, 2001 the Board of Directors declared a $0.16 quarterly dividend.

FORWARD-LOOKING STATEMENTS

         This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those forward-looking statements. Factors that may cause actual results to differ materially include price competition, industry consolidation, raw material costs, effectiveness of sales and marketing activities and the operation of a leveraged business, as described in the Company's filings with the Securities and Exchange Commission.

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

         Raw materials used by the Company are exposed to the impact of changing commodity prices. Accordingly, the Company enters into commodity futures and option contracts to manage fluctuations in prices of anticipated purchases of certain raw materials. The Company's Board-approved policy is to use such commodity derivative financial instruments only to the extent necessary to manage these exposures. The Company does not use these financial instruments for trading purposes.

         Since the Company uses commodity price-sensitive instruments to hedge a certain portion of its existing and anticipated transactions, any loss in value for these instruments generally would be offset by increases in the value for the hedged transactions. At December 30, 2000, the Company had no open position on derivative commodity contracts.

         The Company's long-term debt obligations incur interest at floating rates, based on changes in U.S. Dollar LIBOR, Canadian Dollar LIBOR and prime rate interest. Therefore, the Company has an exposure to changes in these interest rates. In 1999, the Board of Directors authorized interest rate exchange agreements to more effectively manage the effects of changing interest rates. However, no such agreements have been entered into. At December 30, 2000, the Company's long term debt totaled $63.9 million, with interest rates ranging from 6.50% to 9.50%, with a weighted average interest rate of 6.90%. A 10% increase in U.S. LIBOR and Canadian LIBOR would have increased interest expense for the 2000 year by $ 0.5 million.

         Through the operations of Tamming, the Company has an exposure to foreign exchange rate fluctuations, primarily between U.S. and Canadian dollars. Foreign exchange rate fluctuations have limited impact on the earnings of the Company as a majority of the sales of Tamming are denominated in U.S. dollars. The indebtedness used to finance the acquisition of Tamming is denominated in Canadian dollars and serves as an effective hedge of the net asset investment in Tamming. A 10% devaluation of the Canadian dollar would result in an immaterial change in the Company's net asset investment in Tamming. In addition, the Company has minimal exposure to foreign exchange rate risk relating to contracts for capital acquisitions denominated in foreign currencies. In 2000, the Company entered into forward contracts to manage the effects of changing currency rates. These contracts had an immaterial financial impact to the Company.

         Inflation and changing prices have not had a material impact on the Company's net sales and income for the last three fiscal years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Consolidated Statements of Income
--------------------------------------------------------------------------------

LANCE, INC. AND SUBSIDIARIES
For the Fiscal Years Ended December 30, 2000, December 25, 1999, and December 26, 1998
(In thousands, except share and per share data)


                                                               2000            1999              1998
--------------------------------------------------------------------------------------------------------

NET SALES AND OTHER OPERATING REVENUE                        $576,299        $531,274          $486,432
--------------------------------------------------------------------------------------------------------

COST OF SALES AND OPERATING EXPENSES
Cost of sales                                                 284,702         246,017           222,228
Selling, marketing and delivery                               224,584         214,257           199,134
General and administrative                                     24,442          23,726            19,482
Provisions for employees' retirement plans                      4,161           4,575             5,513
Amortization of goodwill and other intangibles                  1,797           1,355                 -
--------------------------------------------------------------------------------------------------------

Total costs and expenses                                      539,686         489,930           446,357
--------------------------------------------------------------------------------------------------------

OPERATING PROFIT                                               36,613          41,344            40,075

Interest income (expense), net                                 (4,476)         (2,417)            1,906
Other income, net                                               2,413             938             1,762
--------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                     34,550          39,865            43,743

Income taxes                                                   12,589          15,104            16,135
--------------------------------------------------------------------------------------------------------

NET INCOME                                                    $21,961         $24,761           $27,608
--------------------------------------------------------------------------------------------------------


EARNINGS PER SHARE
     Basic                                                      $0.76           $0.83             $0.92
     Diluted                                                    $0.76           $0.83             $0.92
--------------------------------------------------------------------------------------------------------
     Weighted average shares outstanding - basic           28,961,000      29,874,000        29,925,000
     Weighted average shares outstanding - diluted         28,976,000      29,918,000        30,043,000
--------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
--------------------------------------------------------------------------------

LANCE, INC. AND SUBSIDIARIES
December 30, 2000 and December 25, 1999
(In thousands, except share data)

ASSETS                                                                      2000               1999
------------------------------------------------------------------------------------------------------

CURRENT ASSETS
   Cash and cash equivalents                                              $  1,224           $ 13,303
   Accounts receivable (less allowance for doubtful
     accounts of $1,843 and $2,524, respectively)                           47,188             49,106
   Inventories                                                              23,205             26,244
   Prepaid income taxes                                                      1,120                888
   Deferred income tax benefit                                               4,161              4,487
   Prepaid expenses and other                                                5,430              3,010
------------------------------------------------------------------------------------------------------

       Total current assets                                                 82,328             97,038

Property, plant and equipment, net                                         179,283            183,782
Goodwill, net                                                               42,069             35,451
Other intangible assets, net                                                10,177             11,064
Other assets                                                                 3,216              3,327
------------------------------------------------------------------------------------------------------

       TOTAL ASSETS                                                       $317,073           $330,662
------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Current portion of long-term debt                                       $    395           $    354
  Accounts payable                                                          14,718             15,597
  Accrued compensation                                                       8,844             10,845
  Accrued profit-sharing retirement plan                                     3,836              4,564
  Accrual for insurance claims                                               4,642              4,366
  Other payables and accrued liabilities                                     6,961              4,154
-----------------------------------------------------------------------------------------------------

          Total current liabilities                                         39,396             39,880
------------------------------------------------------------------------------------------------------

OTHER LIABILITIES AND DEFERRED CREDITS
   Long-term debt                                                           63,536             70,852
   Deferred income taxes                                                    21,548             21,167
   Accrued postretirement health care costs                                 11,317             11,410
   Accrual for insurance claims                                              4,083              3,808
   Supplemental retirement benefits                                          2,600              2,755
   Commitments and contingent liabilities                                        -                  -
-----------------------------------------------------------------------------------------------------

         Total other liabilities and deferred credits                      103,084            109,992
------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
     Common stock, 28,947,222 and 29,950,897 shares
       outstanding at December 30, 2000 and December 25, 1999               24,123             24,959
     Preferred stock, 0 shares outstanding at December 30,
       2000 and December 25, 1999                                                -                  -
     Additional paid-in capital                                              1,229              2,552
     Unamortized portion of restricted stock awards                           (437)              (799)
     Retained earnings                                                     149,794            154,063
     Accumulated other comprehensive income (loss)                            (116)                15
------------------------------------------------------------------------------------------------------

          Total stockholders' equity                                       174,593            180,790
------------------------------------------------------------------------------------------------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $317,073           $330,662

------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders' Equity and Comprehensive Income
--------------------------------------------------------------------------------

LANCE, INC. AND SUBSIDIARIES
For the Fiscal Years Ended December 30, 2000, December 25, 1999, and December 26, 1998
(In thousands, except share data)

                                                                  Unamortized
                                                                  Portion of          Accumulated
                                                       Additional Restricted            Other
                                              Common    Paid-in     Stock    Retained Comprehensive
                                    Shares     Stock    Capital     Awards   Earnings Income(Loss)  Total
-----------------------------------------------------------------------------------------------------------
Balance, December 27, 1997        29,923,287   $24,936     $  999     $(488) $160,682      $ 393  $186,522

Comprehensive income:
    Net income                             -         -          -         -    27,608          -    27,608
    Net change in unrealized gains
       on marketable securities, net
       of tax effect of ($198)             -         -          -         -         -       (303)     (303)
                                                                                                 ---------
    Total comprehensive income             -         -          -         -         -          -    27,305
                                                                                                 ---------

Cash dividends paid to stockholders        -         -          -         -   (28,766)         -   (28,766)

Stock options exercised               60,901        50      1,039         -         -          -     1,089

Issuance of restricted stock, net
    of cancellations                  17,401        15        230       (14)        -          -       231

Purchases of common stock            (12,379)      (10)      (287)        -         -          -      (297)
-----------------------------------------------------------------------------------------------------------

Balance, December 26, 1998        29,989,210    24,991      1,981      (502)  159,524         90   186,084

Comprehensive income:
    Net income                             -         -          -         -    24,761          -    24,761
    Net change in unrealized gains
       on marketable securities, net
       of tax effect of ($45)              -         -          -         -         -        (90)      (90)
    Foreign currency translation
       adjustment                          -         -          -         -         -         15        15
                                                                                                 ---------
    Total comprehensive income             -         -          -         -         -          -    24,686
                                                                                                 ---------

Cash dividends paid to stockholders        -         -          -         -   (28,808)         -   (28,808)

Stock options exercised                3,487         3         57         -         -          -        60

Issuance of restricted stock, net
    of cancellations                  58,200        49        514      (297)        -          -       266

Purchases of common stock           (100,000)      (84)         -         -    (1,414)         -    (1,498)
-----------------------------------------------------------------------------------------------------------

Balance, December 25, 1999        29,950,897    24,959      2,552      (799)  154,063         15   180,790

Comprehensive income:
   Net income                              -         -          -         -    21,961          -    21,961
   Foreign currency translation
      adjustment                           -         -          -         -         -       (131)     (131)
                                                                                                 ---------
   Total comprehensive income              -         -          -         -         -          -    21,830
                                                                                                 ---------

Cash dividends paid to stockholders        -         -          -         -   (18,572)         -   (18,572)

Stock options exercised                    -         -          -         -         -          -         -

Issuance of restricted stock,
    net of cancellations             (27,675)      (23)      (184)      362         -          -       155

Purchases of common stock           (976,000)     (813)    (1,139)        -    (7,658)         -    (9,610)
-----------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 30, 2000        28,947,222   $24,123    $ 1,229   $  (437) $149,794     $ (116) $174,593
-----------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

LANCE, INC. AND SUBSIDIARIES
For the Fiscal Years Ended December 30, 2000, December 25, 1999, and December 26, 1998
(In thousands)


                                                               2000             1999              1998
--------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                    $21,961         $24,761           $27,608
Adjustments to reconcile net income to cash provided by
operating activities:
     Depreciation and amortization                             28,951          27,435            21,726
     Gain on sale of property, net                             (2,043)           (902)             (823)
     Deferred income taxes                                        776           3,518             3,222
     Other, net                                                   156             266               260
     Changes in operating assets and liabilities:
       Accounts receivable                                      1,853          (1,818)           (5,559)
       Inventory                                                3,086          (3,698)           (2,449)
       Prepaid expenses and other current assets               (2,398)           (903)             (668)
       Accounts payable                                          (851)          1,458             3,410
       Prepaid income taxes                                      (248)          1,623            (3,872)
       Other payables and accrued liabilities                     252          (5,697)           (5,023)
--------------------------------------------------------------------------------------------------------

Net cash flow from operating activities                        51,495          46,043            37,832
--------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchases of property and equipment                           (24,751)        (30,537)          (54,659)
Proceeds from sale of property                                  3,848           1,570             2,337
Acquisition of businesses, net of cash acquired                     -         (53,570)                -
Purchases of marketable securities                                  -            (556)           (1,853)
Maturities of marketable securities                                 -           1,886             6,201
Sales of marketable securities                                      -           7,643            11,917
Other, net                                                          -              63                38
--------------------------------------------------------------------------------------------------------

Net cash used in investing activities                         (20,903)        (73,501)          (36,019)
--------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Dividends paid                                                (18,572)        (28,808)          (28,766)
Issuance (purchase) of common stock, net                       (9,610)         (1,438)              792
Proceeds from debt issued, net of acquisition costs                 -          64,519                 -
Repayments of debt                                               (384)        (36,969)                -
Borrowings (repayments) under revolving credit
facilities, net                                               (13,995)         35,500                 -
Other, net                                                          -               -               (23)
--------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities           (42,561)         32,804           (27,997)
--------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                          (110)            101                 -
--------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (12,079)          5,447           (26,184)
CASH AND CASH EQUIVALENTS AT BEGINNING OF FISCAL YEAR          13,303           7,856            34,040
--------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF FISCAL YEAR                $1,224         $13,303           $ 7,856
--------------------------------------------------------------------------------------------------------

SUPPLEMENTAL INFORMATION AND NON-CASH TRANSACTIONS
Cash paid for income taxes, net of refunds of $423,
    $3,043 and $38, respectively                              $11,244         $ 9,666           $16,497
Cash paid for interest                                        $ 3,775         $ 2,211           $     -
Deferred notes payable                                        $ 8,242         $     -           $     -

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

LANCE, INC. AND SUBSIDIARIES
December 30, 2000 and December 25, 1999


(1)    OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       OPERATIONS

       Lance, Inc. and subsidiaries (the Company) manufactures, markets and distributes a variety of snack food products. The Company's customer base includes grocery and mass merchants, convenience stores, food service, vending, other food manufacturers and "up and down the street" customers. Products are distributed through the Company's direct-store-delivery system, direct shipments via the Company's transportation fleet and/or through third party common carriers. The Company currently distributes products throughout most of the United States and parts of Canada and Europe. The Company's policy is to recognize a sale at the time the product is delivered to the customer.

       PRINCIPLES OF CONSOLIDATION

       The accompanying consolidated financial statements include the accounts of Lance, Inc. and its subsidiaries. All material intercompany items have been eliminated. Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified for consistent presentation.

       FISCAL YEAR

       The Company's fiscal year ends on the last Saturday of December. The year ended December 30, 2000 included 53 weeks. The years ended December 25, 1999 and December 26, 1998 included 52 weeks.

       USE OF ESTIMATES

       Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for bad debts and the useful lives of buildings and equipment. Actual results may differ from these estimates.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying amount of cash and cash equivalents, receivables, accounts payable, and short and long-term debt approximate fair value.

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

       INVENTORIES AND DERIVATIVE FINANCIAL INSTRUMENTS

       The Company's primary raw materials include flour, peanuts, peanut butter, oils, shortening, potatoes, corn syrup and sugar. Supplies principally consist of packaging materials, including overwrap film and boxes.

       Inventories are valued at the lower of cost or market; 65% of the cost of the inventories in 2000 and 72% in 1999 was determined using the last-in, first-out (LIFO) method and the remainder was determined using the first-in, first-out (FIFO) method.

       The Company enters into various forward purchase agreements and derivative financial instruments to reduce the impact of volatility in raw material ingredient prices. The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. As of December 30, 2000 the Company had no open derivative financial instruments related to commodities.

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

       GOODWILL AND OTHER INTANGIBLE ASSETS

       Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Other intangibles include trademarks and covenants not-to-compete. Amounts assigned to trademarks are based on independent appraisals. Goodwill and trademarks are being amortized on a straight-line basis over 40 years. The covenants not-to-compete are being amortized on a straight-line basis over the contract life. Amortization expense and accumulated amortization in 2000 were $1,797,000 and $3,133,000, respectively, compared to amortization expense and accumulated amortization of $1,355,000 in 1999.

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

       The Company also provides supplemental retirement benefits to certain officers. Provision for these benefits, made over the period of employment of such officers, was $261,000 in 2000, $300,000 in 1999 and $149,000 in 1998.

       FOREIGN CURRENCY TRANSLATION

       All assets and liabilities of Tamming Foods Ltd., a Canadian subsidiary, are translated into U.S. dollars using current exchange rates and income statement items are translated using the average exchange rates during the period. The translation adjustment is included as a component of stockholders' equity. Gains and losses on foreign currency transactions are included in income. Foreign currency transactions resulted in a gain of $97,000 during 2000 and a net loss of $74,000 during 1999.

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

       Diluted earnings per share is calculated by including all dilutive common shares such as stock options. Dilutive potential shares were 15,000 in 2000, 44,000 in 1999 and 118,000 in 1998. Anti-dilutive shares totaling 2,123,000 in 2000, 1,573,000 in 1999 and 106,000 in 1998 were excluded from the dilutive earnings calculation. No adjustment to reported net income is required when computing diluted earnings per share.

       ADVERTISING AND CONSUMER PROMOTION COSTS

       The Company records the costs of all advertising and consumer promotion in the periods in which the advertising or promotion takes place. These costs amounted to $11,932,000, $8,984,000 and $9,890,000 for the fiscal years 2000, 1999 and 1998, respectively and are included in selling, marketing and delivery costs on the consolidated statements of income.

       NEW ACCOUNTING STANDARDS

       Derivative Instruments and Hedging - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, will be effective for the Company's 2001 fiscal year. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Given the Company's limited involvement with derivative instruments, had the Company adopted FAS 133 for the 2000 fiscal year, the impact on the financial statements taken as a whole would have been immaterial.

       Emerging Issues Task Force Issue 00-14, Accounting for Certain Sales Incentives, will be effective beginning in the Company's quarter ended June 30, 2001. This Issue addresses the recognition, measurement and income statement classification for certain sales incentives. Had this Issue been effective for the fiscal year 2000, there would have been no net income impact to the Company.

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

       The acquisitions described above were accounted for using the purchase method of accounting for business combinations. The aggregate purchase price of the acquisitions was $62.2 million, which includes the costs of acquisition. The terms of the Tamming acquisition also provide for additional consideration to be paid if Tamming's earnings exceed certain targeted levels through the year 2001. As of December 30, 2000, based on projected earnings the remaining contingent consideration of Canadian dollars ("Cdn") $15.6 million ($10.4 million at December 30, 2000) was recorded as additional goodwill and long-term debt.

       The total cost of the acquisitions was allocated to the net assets acquired as follows (in thousands):

             Current assets                                        $ 9,799
             Fixed assets                                           18,333
             Goodwill and other intangibles                         55,494
             --------------------------------------------------------------
                  Total assets                                      83,626
             --------------------------------------------------------------
             Current liabilities                                    10,739
             Long-term debt                                          3,580
             Other liabilities                                       7,061
             --------------------------------------------------------------
                  Total liabilities                                 21,380
             --------------------------------------------------------------
                  Total cost of the acquisitions                  $ 62,246
             --------------------------------------------------------------

       The accompanying consolidated financial statements include the operating results of these entities since their respective acquisition dates. If the acquisitions of Tamming and Cape Cod had occurred at the beginning of 1998, unaudited proforma consolidated sales, net income and net earnings per share for 1999 and 1998 would have been as follows (in thousands):

                                                        1999          1998
       -------------------------------------------------------------------------

             Net sales and other operating revenue        $543,465     $534,772
             Net income                                     24,206       27,472
             Basic earnings per share                        $0.81        $0.92
             Diluted earnings per share                      $0.81        $0.91
       -------------------------------------------------------------------------

(3)    INVENTORIES

       Inventories at December 30, 2000 and December 25, 1999 consisted of the following (in thousands):

                                                          2000         1999
       -------------------------------------------------------------------------

       Finished goods                                      $ 14,869    $ 20,415
       Raw materials                                          5,386       3,962
       Supplies, etc.                                         7,720       6,391
       -------------------------------------------------------------------------

       Total inventories at FIFO cost                        27,975      30,768
       Less: adjustment to reduce FIFO cost to LIFO cost     (4,770)     (4,524)
       -------------------------------------------------------------------------

       Total inventories                                   $ 23,205    $ 26,244
       -------------------------------------------------------------------------

(4)    PROPERTY, PLANT AND EQUIPMENT

       Property at December 30, 2000 and December 25, 1999 consisted of the following (in thousands):

                                                      2000              1999
       ------------------------------------------------------------------------

       Land and land improvements                    $12,015           $12,462
       Buildings                                      68,895            68,865
       Machinery, equipment and systems              175,561           170,787
       Vending machines                               97,679            96,016
       Trucks and automobiles                         32,528            32,419
       Furniture and fixtures                          2,978             3,859
       Assets held for disposal                          832             1,125
       Construction in progress                       15,127            12,949
       ------------------------------------------------------------------------

                                                     405,615           398,482
       Accumulated depreciation and amortization    (226,332)         (214,700)
       -------------------------------------------------------------------------

       Property, plant and equipment, net           $179,283          $183,782
       ------------------------------------------------------------------------

       The Company sold or disposed of certain property and equipment during 2000, 1999 and 1998 resulting in net gains of $2.1 million, $0.9 million and $0.6 million, respectively. These gains are included in other income on the Consolidated Statement of Income.

       During 1996, the Company concluded a restructuring of its operations. Certain buildings and equipment were considered impaired and were written down to their net realizable value. These assets are classified as assets held for disposal. In 2000, the Company wrote-off a portion of these assets realizing a net loss of $314,000.

(5)    LONG TERM DEBT

       Long-term debt at December 30, 2000 and December 25, 1999 consists of the following (in thousands):

                                                            2000        1999
       ------------------------------------------------------------------------
       Unsecured revolving credit facility                $ 21,500    $ 35,500
       Cdn $50 million unsecured term loan facility         33,335      34,485
       Deferred notes payable                                8,242           -
       Capital lease obligation                                854       1,221
       ------------------------------------------------------------------------

                                                            63,931      71,206
       Less: current portion of capital lease obligation      (395)       (354)
       ------------------------------------------------------------------------

       Total long-term debt                               $ 63,536    $ 70,852
       ------------------------------------------------------------------------

       In 2000, the Company amended its unsecured revolving credit agreement, giving the Company the ability to borrow up to $60 million and Cdn $25 million through April 2004. Interest on U.S. denominated borrowings is payable at a rate based on the U.S. Dollar LIBOR plus a margin of 0.35% to 0.75%. Interest on Canadian borrowings is payable at a rate based on the Canadian Bankers Acceptance rate, plus the applicable margin and an additional 0.25% fee. The applicable margin, which was 0.45% at December 30, 2000, is determined by certain financial ratios. The weighted average interest rate at December 30, 2000 and December 25, 1999 was 6.90% and 7.02%, respectively. The agreement also requires the Company to pay a facility fee on the entire $60 million and Cdn $25 million revolver ranging from 0.15% to 0.25% based on financial ratios.

       The Company has a Cdn $50 million unsecured term loan that is due August 2005. Interest is payable semi-annually at Cdn LIBOR plus a margin ranging from 0.75% to 1.125%. The applicable margin, which was 0.75% at December 30, 2000, is determined by certain financial ratios. The interest rate at December 30, 2000 was 6.50% compared to 6.05% at December 25, 1999.

       In addition, in 2000, the Company recorded $8.2 million of deferred notes payable related to a contingent consideration agreement entered into in the purchase of Tamming Foods. This agreement requires payment of Cdn $15.6 million ($10.4 million at December 30, 2000) in April 2004. The Company discounted the balance of the note at 7% and will record imputed interest over the remaining life of the debt.

       One of the Company's subsidiaries leases certain machinery and equipment under a long-term lease agreement. The lease terminates in November 2003 with the option to purchase the equipment. The assets under capital lease have been classified with machinery and equipment in property, plant, and equipment, amounting to $2,982,000 at December 30, 2000. Accumulated amortization of these assets was $397,000 at December 30, 2000. The assets are amortized over the life of the equipment and amortization expense is included in depreciation expense.

       The carrying value of all long-term debt approximates fair value. At December 30, 2000 and December 25, 1999, the Company had available approximately $53,691,000 and $25,190,000 respectively, of unused credit facilities.

       All debt agreements require the company to comply with certain covenants, such as a debt to EBITDA ratio , interest coverage ratio and equity restrictions. The Company was in compliance with these covenants at December 30, 2000. Interest expense for 2000 and 1999 was $4,582,000 and $2,616,000, respectively.

       The aggregate maturities of long-term debt, including future minimum lease payments for capital leases, at December 30, 2000 are as follows (in thousands):

                               2001                 $ 395
                               2002                   438
                               2003                    20
                               2004                29,743
                               2005                33,335
                               Thereafter               -
                               ---------------------------

                               Total debt         $63,931
                               ---------------------------

(6)    INCOME TAXES

       Income tax expense consists of the following (in thousands):

                                           2000        1999         1998
       ---------------------------------------------------------------------
       Current:
            Federal                       $ 10,673    $ 11,895     $ 11,076
            State, foreign and other         1,209       1,352        1,545
       ---------------------------------------------------------------------

                                            11,882      13,247       12,621
       ---------------------------------------------------------------------
       Deferred:
            Federal                            793       1,568        3,348
            State, foreign and other           (86)        289          166
       ---------------------------------------------------------------------
                                               707       1,857        3,514
       ---------------------------------------------------------------------
       Total income tax expense           $ 12,589    $ 15,104     $ 16,135
       ---------------------------------------------------------------------

       A reconciliation of the federal income tax rate to the Company's effective income tax rate follows:

                                                  2000       1999        1998
       -------------------------------------------------------------------------

       Statutory income tax rate                  35.0%      35.0%      35.0%
            State and other income taxes,
              net of federal income tax benefit    1.8        2.5        2.5
            Tax exempt interest                    0.0        0.0       (1.2)
            Miscellaneous items, net              (0.4)       0.4        0.6
       -------------------------------------------------------------------------

       Income tax expense                         36.4%      37.9%      36.9%
       -------------------------------------------------------------------------

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 30, 2000 and December 25, 1999 are presented below (in thousands):

                                                                                      2000              1999
       --------------------------------------------------------------------------------------------------------
       Deferred tax assets
            Reserves for employee compensation and benefits,
                deductible when paid for income tax purposes,
                accrued for financial reporting purposes                            $ 10,139          $ 10,067
            Other reserves deductible when paid for income
                tax purposes, accrued for financial reporting
                purposes                                                               1,939             1,899
            Inventories, principally due to additional costs
                capitalized for income tax purposes                                    1,479             1,623
            Net state operating loss carryforwards (expiring
                after 2006)                                                              564               590
       --------------------------------------------------------------------------------------------------------

       Total gross deferred tax assets                                                14,121            14,179

       Less valuation allowance                                                         (564)             (590)
       --------------------------------------------------------------------------------------------------------

       Net deferred tax assets                                                        13,557            13,589
       --------------------------------------------------------------------------------------------------------

       Deferred tax liabilities:
            Plant and equipment, principally due to differences
                in depreciation, net of impairment reserves                          (25,494)          (25,246)
            Deferred income                                                           (1,917)           (1,799)
            Trademark amortization                                                    (3,181)           (3,192)
            Other                                                                       (352)              (32)
       --------------------------------------------------------------------------------------------------------

       Total gross deferred tax liabilities                                          (30,944)          (30,269)
       --------------------------------------------------------------------------------------------------------

       Total net deferred tax liabilities                                          $ (17,387)         $(16,680)
       --------------------------------------------------------------------------------------------------------

       The valuation allowance as of December 30, 2000 and December 25, 1999 was $564,000 and $590,000, respectively. The net change in the valuation allowance during 2000 was a decrease of $26,000. Based on the Company's historical and current earnings, management believes it is more likely than not that the Company will realize the benefit of the remaining deferred tax assets that are not covered by the valuation allowance.

(7)    POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

       The Company provides postretirement medical benefits for retirees and their spouses to age 65. Retirees pay contributions toward medical coverage based on the medical plan and coverage they select. The plan was amended effective January 1, 1999 to change eligibility requirements to cover employees who retire on or after age 60 and completing 10 or more years of service after attaining age 50. The effect of this change on the benefit obligation at the beginning of 1999 was a decrease of $2,739,000. The Company's postretirement health care plan is currently not funded.

       The following table sets forth the plan's benefit obligations, funded status, and net periodic benefit costs for the three years ended December 30, 2000 (in thousands):

                                                                 2000              1999               1998
        -----------------------------------------------------------------------------------------------------

        CHANGE IN BENEFIT OBLIGATION:
        Benefit obligation at beginning of year                $  5,283          $  7,322           $  9,901
        Service cost                                                700               588                844
        Interest cost                                               393               294                647
        Plan participants' contributions                            234               350                329
        Prior service credit                                          -            (2,739)                 -
        Actuarial (gain)/loss                                    (2,639)              380             (3,773)
        Benefits paid                                              (314)             (912)              (626)
        ------------------------------------------------------------------------------------------------------
        Benefit obligation at end of year                         3,657             5,283              7,322
        -----------------------------------------------------------------------------------------------------
        Funded status                                            (3,657)           (5,283)            (7,322)
        Unrecognized net actuarial (gain)/loss                   (6,018)           (3,980)            (5,114)
        Unrecognized prior service cost                          (1,642)           (2,147)                86
        -----------------------------------------------------------------------------------------------------
        Accrued benefit cost                                   $(11,317)         $(11,410)          $(12,350)
        ------------------------------------------------------------------------------------------------------
        COMPONENTS OF NET PERIODIC
        BENEFIT COST
        Service cost                                           $    700          $    588           $    844
        Interest cost                                               393               294                647
        Recognition of prior service costs                         (505)             (505)                 8
        Recognized net gain                                        (590)             (755)               (31)
        ------------------------------------------------------------------------------------------------------
        Net periodic benefit cost                              $     (2)         $   (378)          $  1,468
        -----------------------------------------------------------------------------------------------------
        WEIGHTED AVERAGE DISCOUNT RATES  USED IN
        DETERMINING ACCUMULATED POSTRETIREMENT BENEFIT
        OBLIGATION:
        Beginning of year                                         7.75%             6.75%              6.75%
        -----------------------------------------------------------------------------------------------------
        End of year                                               7.50%             7.75%              6.75%
        -----------------------------------------------------------------------------------------------------

       For measurement purposes, a 9.75% annual rate of increase in the per capita cost of covered health care benefits for the self-insured plans was assumed for 2000. These rates were assumed to decrease gradually to 5.00% at 2010 and remain at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 30, 2000 by $152,000, and the aggregate of the service and interest cost components of postretirement expense for the year then ended by $62,000. Decreasing the assumed health care cost trend rate by one percentage point in each year would decrease the accumulated postretirement benefit obligation as of December 30, 2000 by $145,000, and the aggregate of the service and interest cost components of postretirement expense for the year then ended by $58,000.

(8)    EMPLOYEE BENEFIT PLANS AND NON EMPLOYEE STOCK OPTION PLANS

       EMPLOYEE PROFIT-SHARING RETIREMENT PLAN

       The Company has a retirement plan covering substantially all of its employees. The plan is a defined contribution retirement plan providing for contributions equal to 10% of net income before income taxes. Plan funding is made in accordance with the provisions of the plan.

       EMPLOYEE STOCK PURCHASE PLAN

       The Company has an employee stock purchase plan under which shares of common stock are purchased on the open market with employee and Company contributions. The plan provides for the Company to contribute an amount equal to 10% of the employees' contributions. A total of 800,000 shares of common stock has been registered under the Securities Act of 1933 for purchase under the plan. Company contributions amounted to $70,000 in 2000, $78,000 in 1999 and $93,000 in 1998.

       EMPLOYEE STOCK OPTION PLANS

       The Company has stock option plans under which 3,400,000 shares of common stock may be issued to key employees of the Company, as defined in the plans. The plans authorize the grant of incentive stock options, non-qualified stock options and stock appreciation rights. The plans require, among other things, that before the stock options and stock appreciation rights may be exercised, such key employees must remain in continuous employment of the Company not less than six months from the date of grant.

       Exercised stock options are accounted for through the issuance of previously retired stock. Granted options generally become exercisable in three or four installments from six to forty-eight months after date of grant. The option price, which equals the fair market value of the Company's common stock at the date of grant, ranges from $9.66 to $24.13 per share. The weighted average remaining contractual life at December 30, 2000 was 7.9 years.

                                                          Number of           Weighted              Shares
                                                           Shares         Average Exercise        Exercisable
                                                         Outstanding           Price
       -------------------------------------------------------------------------------------------------------

       Balance at December 27, 1997                        644,154                 $18.31          308,994
            Granted                                        336,100                  20.90
            Exercised, including stock
               appreciation rights                         (62,401)                 18.07
            Expired/Forfeited                              (88,495)                 19.24
       -------------------------------------------------------------------------------------------------------

       Balance at December 26, 1998                        829,358                  19.32          238,099
            Granted                                        802,100                  16.15
            Exercised, including stock
              appreciation rights                           (2,587)                 17.46
            Expired/Forfeited                             (168,275)                 18.41
       -------------------------------------------------------------------------------------------------------

       Balance at December 25, 1999                      1,460,596                  17.67          190,819
            Granted                                        752,000                  10.12
            Exercised, including stock
              appreciation rights                                -                      -
            Expired/Forfeited                             (245,853)                 15.83
       -------------------------------------------------------------------------------------------------------
       BALANCE AT DECEMBER 30, 2000                      1,966,743                 $14.99          626,622
       -------------------------------------------------------------------------------------------------------


       NON-EMPLOYEE STOCK OPTION PLAN

       In 1995, the Company adopted a Nonqualified Stock Option Plan for Non-Employee Directors (the Director Plan). The Company has 300,000 shares of common stock which may be issued to non-employee directors under this plan. The Director Plan requires among other things that the options are not exercisable unless the optionee remains available to serve as a director of the Company until the first anniversary of the date of grant, except that the initial option shall be exercisable after six months. Options granted under the Director Plan shall expire ten years from the date of grant. There were 40,000 and 44,000 options granted during 2000 and 1999, respectively. The option price, which equals the fair market value of the Company's stock at the date of grant, was $10.50 and $13.88 for options granted in 2000 and in 1999, respectively. The weighted average remaining contractual life at December 30, 2000 was 7.3 years.

       FAIR VALUE OF STOCK OPTIONS

       There were 783,122 options exercisable under all stock option plans at December 30, 2000. The Company applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. The table below presents the assumptions and pro-forma net income effect of the options using the Black-Scholes option pricing model prescribed under SFAS No. 123.

                                                   2000       1999       1998
        ------------------------------------------------------------------------

        Expected dividend yield                     5.06%      6.05%      3.92%
        Risk-free interest rate                     5.75%      5.35%      5.77%
        Weighted average expected life           10 YEARS   10 years   10 years
        Expected volatility                        38.28%     30.30%     26.00%
        Fair value per share of options granted     $2.89      $2.86      $6.13
        Pro-forma net income (in thousands)       $20,937    $23,897    $26,430
        Pro-forma earnings per share - diluted      $0.72      $0.80     $ 0.88
        ------------------------------------------------------------------------

       RESTRICTED STOCK AWARDS

       During 1999, the Company awarded 65,300 shares of common stock to certain employees under one of its incentive programs, subject to certain vesting and performance restrictions. No restricted stock was issued in 2000. Compensation costs associated with these restricted shares are deferred until earned, at which time the earned portion is charged against current earnings. The deferred portion of these restricted shares is included in the accompanying balance sheet as unamortized portion of restricted stock awards.

(9)    OTHER COMMITMENTS AND CONTINGENCIES

       The Company has entered into contractual agreements providing severance benefits to certain key employees in the event of a potential change of Company ownership. Commitments under these agreements totaled $8,555,000 at December 30, 2000.

       The Company and its subsidiaries lease certain facilities and equipment under contracts classified as operating leases. Rental expense was $6,168,000 in 2000, $5,424,000 in 1999 and $4,599,000 in 1998. Future
       minimum lease commitments for operating leases at December 30, 2000 were as follows (in thousands):

                               2001                        $2,255
                               2002                           947
                               2003                           829
                               2004                           676
                               2005                           149
                               Thereafter                       -
                               -----------------------------------

                               Total operating lease
                                 commitments               $4,856
                               -----------------------------------

       The Company also maintains standby letters of credit in connection with its self insurance reserves for casualty claims.

       The Company has entered into a long-term purchase commitment with a supplier. Under this agreement the Company has annual purchase requirements.

       The Company and its subsidiaries have sundry claims and other lawsuits pending against them and also have certain guarantees that were made in the ordinary course of business. It is not possible to reasonably estimate the ultimate liability, if any, of the Company in any of these matters, but in the opinion of management, their outcome should have no material adverse effect upon the Company's consolidated financial statements taken as a whole.

(10)   STOCKHOLDERS' EQUITY

       CAPITAL STOCK

       The Company's Restated Charter, as amended, authorizes 75,000,000 shares of common stock with a par value of $0.83 1/3 and 5,000,000 shares of preferred stock, par value of $1.00 per share, to be issued in such series and with such preferences, limitations and relative rights as the Board of Directors may determine from time to time. Common shares outstanding were 28,947,222 at December 30, 2000 and 29,950,897 at December 25, 1999. There were no preferred shares outstanding.

       STOCKHOLDER RIGHTS PLAN

       On July 14, 1998, the Company's Board of Directors adopted a Preferred Shares Rights Agreement ("Rights Agreement"), designed to protect all of the Company's stockholders and insure that they receive fair and equal treatment in the event of an attempted takeover of the Company or certain takeover tactics. Pursuant to the Rights Agreement, each common stockholder received a dividend distribution of one Right for each share of Common Stock held.

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

       OTHER COMPREHENSIVE INCOME

       For the years ended December 30, 2000 and December 25, 1999, the Company included in other comprehensive income an unrealized gain/(loss) due to foreign currency translation of $(131,000) and $15,000, respectively. Income taxes on the foreign currency translation adjustment in other comprehensive income were not recognized because the earnings are intended to be indefinitely reinvested in those operations.

(11)   INTERIM FINANCIAL INFORMATION (UNAUDITED)

       A summary of interim financial information follows (in thousands, except per share data):

                                                                   2000 Interim Period Ended
                                                    ---------------------------------------------------------
                                                      March 25      June 24     September 23   December 30
                                                     (13 Weeks)   (13 Weeks)     (13 Weeks)     (14 Weeks)
       ------------------------------------------------------------------------------------------------------

       NET SALES AND OTHER OPERATING REVENUES          $ 135,630     $ 145,128      $ 147,978      $ 147,563
       Cost of sales                                      64,015        70,314         74,820         75,553
       Selling, marketing and delivery                    54,927        56,777         56,028         56,852
       General and administrative                          6,071         5,731          6,355          6,285
       Provisions for employees' retirement plans          1,172         1,050          1,035            904
       Amortization of goodwill and other
            intangibles                                      467           423            424            483

       ------------------------------------------------------------------------------------------------------
       OPERATING PROFIT                                    8,978        10,833          9,316          7,486
       Interest income (expense), net                     (1,125)       (1,081)        (1,079)        (1,191)
       Other income, net                                   1,319           254            685            155
       Income taxes                                        3,428         3,709          3,254          2,198
       ------------------------------------------------------------------------------------------------------
       NET INCOME                                        $ 5,744       $ 6,297        $ 5,668        $ 4,252
       ------------------------------------------------------------------------------------------------------

       NET INCOME PER COMMON SHARE - BASIC                $ 0.20        $ 0.22         $ 0.20         $ 0.15
       NET INCOME PER COMMON SHARE - DILUTED                0.20          0.22           0.20           0.15
       DIVIDENDS PER COMMON SHARE                           0.16          0.16           0.16           0.16
 .
                                                                   1999 Interim Period Ended
                                                    ---------------------------------------------------------
                                                      March 27      June 26     September 25   December 25
                                                     (13 Weeks)   (13 Weeks)     (13 Weeks)     (13 Weeks)
       ------------------------------------------------------------------------------------------------------

       NET SALES AND OTHER OPERATING REVENUES          $ 120,789     $ 134,145      $ 139,694      $ 136,646
       Cost of sales                                      54,024        60,697         66,584         64,712
       Selling, marketing and delivery                    51,036        54,028         54,667         54,526
       General and administrative                          5,362         6,261          6,354          5,749
       Provisions for employees' retirement plans          1,238         1,280          1,247            810
       Amortization of goodwill and other
            intangibles                                        -           346            433            576

       ------------------------------------------------------------------------------------------------------
       OPERATING PROFIT                                    9,129        11,533         10,409         10,273
       Interest income (expense), net                        158          (638)          (858)        (1,079)
       Other income, net                                      93           137            363            345
       Income taxes                                        3,506         4,191          3,918          3,489
       ------------------------------------------------------------------------------------------------------
       NET INCOME                                        $ 5,874       $ 6,841        $ 5,996        $ 6,050
       ------------------------------------------------------------------------------------------------------

       NET INCOME PER COMMON SHARE - BASIC                $ 0.20        $ 0.23         $ 0.20         $ 0.20
       NET INCOME PER COMMON SHARE - DILUTED                0.20          0.23           0.20           0.20
       DIVIDENDS PER COMMON SHARE                           0.24          0.24           0.24           0.24

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Lance, Inc.:

We have audited the accompanying consolidated balance sheets of Lance, Inc. and subsidiaries as of December 30, 2000 and December 25, 1999 and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the fiscal years in the three-year period ended December 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lance, Inc. and subsidiaries as of December 30, 2000 and December 25, 1999, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States of America.


                                                        /s/ KPMG LLP



Charlotte, North Carolina
March 6, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

         Items 10 through 13 are incorporated herein by reference to the sections captioned Principal Stockholders and Holdings of Management, Election of Directors, Compensation/Stock Option Committee Interlocks and Insider Participation, Director Compensation, Executive Officer Compensation and Section 16(a) Beneficial Ownership Reporting Compliance in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2001 and to the Separate Item in Part III of this Annual Report captioned Executive Officers of the Registrant.



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)1.  Financial Statements.

              The following financial statements are filed as part of this report:

                                                                                        PAGE
                                                                                        ----
Consolidated Statements of Income for the Fiscal Years Ended December 30, 2000,
     December 25, 1999 and December 26, 1998.............................................15

Consolidated Balance Sheets as of December 30, 2000 and December 25, 1999................16

Consolidated Statements of Stockholders' Equity and Comprehensive Income
     for the Fiscal Years Ended December 30, 2000, December 25, 1999 and
     December 26, 1998...................................................................17

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 30,
     2000, December 25, 1999 and December 26, 1998.......................................18

Notes to Consolidated Financial Statements...............................................19

Independent Auditors' Report.............................................................35

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

                  3.3 Bylaws of Lance, Inc., as amended through September 1, 2000, incorporated herein by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended September 23, 2000.

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

                  10.4 Lance, Inc. 1997 Incentive Equity Plan, as amended, incorporated herein by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8, File No. 333-35646.

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

                  10.8* Lance, Inc. 1999 Annual Corporate Performance Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended March 27, 1999.

                  10.9* Lance, Inc. 1999 Long-Term Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended March 27, 1999.

                  10.10* Lance, Inc. 2000 Annual Corporate Performance Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended March 25, 2000.

                  10.11* Lance, Inc. 2000 Long-Term Incentive Plan for Officers, filed herewith.

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

                  10.15* Form of Compensation and Benefits Assurance Agreement between the Registrant and each of Paul A. Stroup, III, Earl D. Leake, B. Clyde Preslar, Richard G. Tucker, L. R. Gragnani, H. Dean Fields and Frank I. Lewis, incorporated herein by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

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

                  10.18* Form of Executive Severance Agreement between the Registrant and each of B. Clyde Preslar, Richard G. Tucker, L. R. Gragnani and
H. Dean Fields, incorporated herein by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

                  10.19* Agreement dated October 9, 2000 between the Registrant and Frank I. Lewis, filed herewith.

                  10.20* Agreement dated March 6, 2000 between the Registrant and Dominic J. Sidari incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended March 25, 2000.

                  10.21* Agreement dated March 6, 2000 between the Registrant and Gregory M. Venner incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended March 25, 2000.

                  10.22 Amended and Restated Credit Agreement dated May 26, 2000 among the Registrant, LanFin Investment, Inc., Bank of America, N.A., First Union National Bank, Wachovia Bank, N.A. and Bank of America Canada incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended June 24, 2000.

                  10.23 Financing and Share Purchase Agreement dated August 16, 1999 between the Registrant and Bank of America, N.A. incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended September 25, 1999.

                  21 List of the Subsidiaries of the Registrant.

                  23 Consent of KPMG LLP.

                  99 Cautionary Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K required to be filed by the Registrant during the fourteen weeks ended December 30, 2000.


----------------------------
* Management contract.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                LANCE, INC.

Dated:March 19, 2001                            By:     /s/ B. Clyde Preslar
                                                     ---------------------------
                                                            B. Clyde Preslar
                                                            Vice President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                              Capacity                            Date
---------                              --------                            ----

/s/  Paul A. Stroup, III               Chairman of the Board             March 19, 2001
---------------------------------      President and Chief Executive
Paul A. Stroup, III                    Officer (Principal Executive
                                       Officer)


/s/  B. Clyde Preslar                  Vice President (Principal         March 19, 2001
---------------------------------      Financial Officer)
B. Clyde Preslar


/s/  Margaret E. Wicklund              Controller (Principal             March 19, 2001
---------------------------------      Accounting Officer)
Margaret E. Wicklund


                                       Director
---------------------------------
Alan T. Dickson


/s/  J.W. Disher                       Director                          March 19, 2001
---------------------------------
J. W. Disher


/s/  James H. Hance, Jr.               Director                          March 19, 2001
---------------------------------
James H. Hance, Jr.


/s/  William R. Holland                Director                          March 19, 2001
---------------------------------
William R. Holland


/s/  Scott C. Lea                      Director                          March 19, 2001
---------------------------------
Scott C. Lea


                                       Director
---------------------------------
Wilbur J. Prezzano


/s/  Robert V. Sisk                    Director                          March 19, 2001
---------------------------------
Robert V. Sisk


/s/  Isaiah Tidwell                    Director                          March 19, 2001
---------------------------------
Isaiah Tidwell


/s/  Nancy Van Every McLaurin          Director                          March 19, 2001
---------------------------------
Nancy Van Every McLaurin


/s/  S. Lance Van Every                Director                          March 19, 2001
---------------------------------
S. Lance Van Every

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    EXHIBITS
                                  Item 14(a)(3)


                                    FORM 10-K
                                  ANNUAL REPORT

For the fiscal year ended                                 Commission File Number
  December 30, 2000                                                0-398


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

3.3 Bylaws of Lance, Inc., as amended through September 1, 2000, incorporated herein by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended September 23, 2000.

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

10.4 Lance, Inc. 1997 Incentive Equity Plan, as amended, incorporated herein by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8, File No. 333-35646.

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

10.8* Lance, Inc. 1999 Annual Corporate Performance Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended March 27, 1999.

10.9* Lance, Inc. 1999 Long-Term Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended March 27, 1999.

10.10* Lance, Inc. 2000 Annual Corporate Performance Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended March 25, 2000.

10.11* Lance, Inc. 2000 Long-Term Incentive Plan for Officers, filed herewith.

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

10.15* Form of Compensation and Benefits Assurance Agreement between the Registrant and each of Paul A. Stroup, III, Earl D. Leake,
                  B. Clyde Preslar, Richard G. Tucker, L. R. Gragnani, H. Dean Fields and Frank I. Lewis, incorporated herein by reference to
                  Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

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

10.18* Form of Executive Severance Agreement between the Registrant and each of B. Clyde Preslar, Richard G. Tucker, L. R. Gragnani and H. Dean Fields, incorporated herein by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.19* Agreement dated October 9, 2000 between the Registrant and Frank I. Lewis, filed herewith.

10.20* Agreement dated March 6, 2000 between the Registrant and Dominic J. Sidari incorporated herein by reference to Exhibit
                  10.2 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended March 25, 2000.

10.21* Agreement dated March 6, 2000 between the Registrant and Gregory M. Venner incorporated herein by reference to Exhibit
                  10.3 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended March 25, 2000.

10.22 Amended and Restated Credit Agreement dated May 26, 2000 among the Registrant, LanFin Investment, Inc., Bank of America, N.A., First Union National Bank, Wachovia Bank, N.A. and Bank of America Canada incorporated herein by reference to Exhibit
                  10.1 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended June 24, 2000.

10.23 Financing and Share Purchase Agreement dated August 16, 1999 between the Registrant and Bank of America, N.A. incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended September 25, 1999.

21                List of the Subsidiaries of the Registrant.

23                Consent of KPMG LLP.

99 Cautionary Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

-----------------------------
* Management contract.