Form 10-Q
period 2001-03-31
LANCE INC
filed 2001-04-30
CIK 57528

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



FOR THE QUARTERLY (THIRTEEN WEEK) PERIOD ENDED      COMMISSION FILE NUMBER 0-398
             MARCH 31, 2001

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

   The number of shares outstanding of the Registrant's $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of April 26, 2001, was 28,982,174 shares.


--------------------------------------------------------------------------------

LANCE, INC. AND SUBSIDIARIES


INDEX

                                                                                                Page
PART I.  FINANCIAL INFORMATION                                                                  ----

       Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets - March 31, 2001 (Unaudited)
                and December 30, 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

           Condensed Consolidated Statements of Income (Unaudited) - Thirteen
                Weeks Ended March 31, 2001 and March 25, 2000 . . . . . . . . . . . . . . . .      4

           Condensed Consolidated Statements of Stockholders' Equity and
                Comprehensive Income (Unaudited) - Thirteen Weeks Ended March
                31, 2001 and March 25, 2000 . . . . . . . . . . . . . . . . . . . . . . . . .      5

           Condensed Consolidated Statements of Cash Flows (Unaudited) - Thirteen
                Weeks Ended March 31, 2001 and March 25, 2000  . . . . . . . . .. . . . . . .      6

           Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . .      7

       Item 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . .      9

       Item 3.  Quantitative and Qualitative Disclosures about Market Risk  . . . . . . . . .     12

PART II.  OTHER INFORMATION

       Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . . . . .     12

       Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . .     13

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2001 (UNAUDITED) AND DECEMBER 30, 2000
(In thousands, except share data)

                                                                         March 31,        December 30,
                                                                           2001              2000
                                                                         ---------         ---------
                                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                              $   3,277         $   1,224
  Accounts receivable (less allowance for doubtful accounts)                53,204            47,188
  Inventories                                                               24,748            23,205
  Deferred income tax benefit                                                5,024             4,161
  Prepaid income taxes                                                          --             1,120
  Prepaid expenses and other                                                 3,835             5,430
                                                                         ---------         ---------
   Total current assets                                                     90,088            82,328

  Property, plant & equipment, net                                         181,571           179,283
  Goodwill, net                                                             40,346            42,069
  Other intangible assets, net                                               9,931            10,177
  Other assets                                                               3,171             3,216
                                                                         ---------         ---------
    TOTAL ASSETS                                                         $ 325,107         $ 317,073
                                                                         =========         =========


                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt                                      $     354         $     395
  Accounts payable                                                          17,959            14,718
  Accrued income taxes                                                       3,319                --
  Accrued liabilities                                                       24,508            24,283
                                                                         ---------         ---------
   Total current liabilities                                                46,140            39,396
                                                                         ---------         ---------

OTHER LIABILITIES AND DEFERRED CREDITS
  Long-term debt                                                            65,593            63,536
  Deferred income taxes                                                     20,895            21,548
  Accrued postretirement health care costs                                  11,118            11,317
  Accrual for insurance claims                                               4,017             4,083
  Supplemental retirement benefits                                           2,557             2,600
                                                                         ---------         ---------
   Total other liabilities and deferred credits                            104,180           103,084
                                                                         ---------         ---------

STOCKHOLDERS' EQUITY
  Common stock, $0.83 1/3 par value (authorized: 75,000,000
    shares; 28,982,172 and 28,947,222 shares outstanding at
    March 31, 2001 and December 30, 2000)                                   24,152            24,123
  Preferred stock, $1.00 par value (authorized: 5,000,000 shares;
   0 shares outstanding at March 31, 2001 and December 30, 2000)                --                --
  Additional paid-in capital                                                 1,578             1,229
  Unamortized portion of restricted stock awards                              (786)             (437)
  Retained earnings                                                        150,267           149,794
  Accumulated other comprehensive loss                                        (424)             (116)
                                                                         ---------         ---------
   Total stockholders' equity                                              174,787           174,593
                                                                         ---------         ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 325,107         $ 317,073
                                                                         =========         =========


See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THIRTEEN WEEKS ENDED MARCH 31, 2001 AND MARCH 25, 2000
(In thousands, except share and per
share data)

                                                            Thirteen             Thirteen
                                                          Weeks Ended          Weeks Ended
                                                         March 31, 2001       March 25, 2000
                                                         --------------       --------------

NET SALES AND OTHER OPERATING REVENUE                     $    145,410         $    135,630
                                                          ------------         ------------

COST OF SALES AND OPERATING EXPENSES

Cost of sales                                                   71,391               64,015
Selling, marketing and delivery                                 55,558               54,927
General and administrative                                       7,674                6,071
Provisions for employees' retirement plans                       1,036                1,172
Amortization of goodwill and other intangibles                     512                  467
                                                          ------------         ------------
     Total costs and expenses                                  136,171              126,652
                                                          ------------         ------------

OPERATING PROFIT                                                 9,239                8,978


Interest income (expense), net                                  (1,092)              (1,125)
Other income, net                                                   45                1,319
                                                          ------------         ------------

INCOME BEFORE INCOME TAXES                                       8,192                9,172

Income taxes                                                     3,083                3,428
                                                          ------------         ------------

NET INCOME                                                $      5,109         $      5,744
                                                          ============         ============

EARNINGS PER SHARE
     Basic                                                $       0.18         $       0.20
     Diluted                                              $       0.18         $       0.20

     Weighted average shares outstanding - basic            28,901,000           29,173,000
     Weighted average shares outstanding - diluted          29,029,000           29,197,000


CASH DIVIDENDS PER SHARE                                  $       0.16         $       0.16

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (UNAUDITED) FOR THE THIRTEEN WEEKS ENDED MARCH 31, 2001 AND
MARCH 25, 2000

(In thousands, except share data)

                                                                       Unamortized
                                                                       Portion of              Accumulated
                                                            Additional Restricted                 Other
                                                  Common     Paid-in     Stock     Retained   Comprehensive
                                       Shares      Stock     Capital     Awards     Earnings      Income      Total
                                     ----------------------------------------------------------------------------------
BALANCE, DECEMBER 25, 1999           29,950,897   $24,959      $2,552      $(799)  $ 154,063      $  15     $ 180,790
                                     ----------------------------------------------------------------------------------

Comprehensive income:
   Net income                                 -         -           -          -       5,744          -         5,744
   Foreign currency translation
     adjustment                                                                                     (47)          (47)
                                                                                                            -----------
   Total comprehensive income                 -         -           -          -           -          -         5,697
                                                                                                            -----------


Cash dividends paid to stockholders           -         -           -          -      (4,666)         -        (4,666)


Cancellations of restricted stock       (14,575)      (12)        (91)       170           -          -            67


Purchases of common stock              (976,000)     (813)     (1,139)         -      (7,718)         -        (9,670)
                                     ----------------------------------------------------------------------------------

BALANCE,  MARCH 25, 2000             28,960,322   $24,134      $1,322      $(629)  $ 147,423      $ (32)    $ 172,218
                                     ==================================================================================


BALANCE, DECEMBER 30, 2000           28,947,222   $24,123      $1,229      $(437)  $ 149,794      $(116)    $ 174,593
                                     ----------------------------------------------------------------------------------

Comprehensive income:
   Net income                                 -         -           -          -       5,109          -         5,109
   Foreign currency translation
     adjustment                               -         -           -          -           -       (308)         (308)
                                                                                                            -----------
   Total comprehensive income                 -         -           -          -           -          -         4,801
                                                                                                            -----------


Cash dividends paid to stockholders           -         -           -          -      (4,636)         -        (4,636)

Issuance of restricted stock, net
   of cancellations                      34,950        29         349       (349)          -          -            29
                                     ----------------------------------------------------------------------------------

BALANCE,  MARCH 31, 2001             28,982,172   $24,152      $1,578      $(786)  $ 150,267      $(424)    $ 174,787
                                     ==================================================================================


See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THIRTEEN WEEKS ENDED MARCH 31, 2001 AND MARCH 25, 2000
(In thousands)

                                                             Thirteen Weeks     Thirteen Weeks
                                                                  Ended             Ended
                                                             March 31, 2001     March 25, 2000
                                                             --------------     --------------
OPERATING ACTIVITIES
  Net income                                                     $  5,109         $  5,744
  Adjustments to reconcile net income to cash provided by
   operating activities:
     Depreciation and amortization                                  7,543            7,262
     Loss (gain) on sale of property, net                              28           (1,337)
     Deferred income taxes                                         (1,403)            (249)
      Changes in operating assets and liabilities                   1,734           (3,682)
                                                                 --------         --------
  Net cash flow provided by operating activities                   13,011            7,738
                                                                 --------         --------

INVESTING ACTIVITIES
   Purchases of property and equipment                            (10,476)          (2,821)
   Proceeds from sale of property and equipment                       320            2,062
                                                                 --------         --------
Net cash used in investing activities                             (10,156)            (759)
                                                                 --------         --------

FINANCING ACTIVITIES
   Dividends paid                                                  (4,636)          (4,666)
   Issuance (purchase) of common stock, net                            29           (9,670)
   Repayments of debt                                                (133)             (92)
   Borrowings (repayments) under revolving credit
       facilities, net                                              4,011           (3,000)
                                                                 --------         --------
Net cash used in financing activities                                (729)         (17,428)
                                                                 --------         --------

Effect of exchange rate changes on cash                               (73)             (47)
                                                                 --------         --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    2,053          (10,496)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    1,224           13,303
                                                                 --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  3,277         $  2,807
                                                                 ========         ========

SUPPLEMENTAL INFORMATION
Cash paid for income taxes                                       $     75         $    276
Cash paid for interest                                           $    176         $    444

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. The accompanying unaudited consolidated financial statements of Lance, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, these financial statements reflect all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of March 31, 2001 and December 30, 2000, and the consolidated statements of income for the thirteen weeks ended March 31, 2001 and March 25, 2000 and the statements of stockholders' equity and comprehensive income and cash flows for the thirteen weeks ended March 31, 2001 and March 25, 2000.

2. The consolidated results of operations for the thirteen weeks ended March 31, 2001 are not necessarily indicative of the results to be expected for a full year.

3. The Company's primary raw materials include peanuts, peanut butter, flour, sugar, potatoes and other grain products.

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

         Inventories consist of (in thousands):

                                                          March 31,       December 30,
                                                            2001              2000
                                                          --------         --------
Finished goods                                            $ 16,287         $ 14,869
Raw materials                                                6,163            5,386
Supplies, etc                                                7,104            7,720
                                                          --------         --------
Total inventories at FIFO cost                              29,554           27,975
Less: Adjustments to reduce FIFO cost to LIFO cost          (4,806)          (4,770)
                                                          --------         --------
Total inventories                                         $ 24,748         $ 23,205
                                                          ========         ========

LANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


5. The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the thirteen weeks ended March 31, 2001 and the thirteen weeks ended March 25, 2000 (there were no reconciling items for the numerator amounts of basic and diluted earnings per share):

                                                                            March 31, 2001    March 25, 2000
                                                                            --------------    --------------
Weighted average number of common shares used in computing basic
  earnings per share                                                          28,901,000        29,173,000

Effect of dilutive stock options and non-vested restricted stock                 128,000            24,000
                                                                              ----------        ----------

Weighted average number of common shares and dilutive potential common
  stock used in computing diluted earnings per share                          29,029,000        29,197,000
                                                                              ==========        ==========

Stock options excluded from the above reconciliation because they
  are anti-dilutive                                                            2,004,000         1,183,000
                                                                              ==========        ==========

6. During the thirteen weeks ended March 31, 2001 and March 25, 2000, other comprehensive income consisted of a $308,000 and $47,000 loss, respectively, related to the translation of the financial statements of foreign subsidiaries.

7. For the fiscal year 2001 the Company implemented SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. At March 31, 2001, the Company has a limited amount of hedging transactions. The impact of these transactions resulted in an immaterial impact to the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MARCH 31, 2001 COMPARED TO THIRTEEN WEEKS ENDED MARCH 25, 2000

                                                              Thirteen weeks ended
                                                       March 31,                March 25,
($ In Thousands)                                         2001                     2000                  Difference
-------------------------------------------------------------------------------------------------------------------------
Revenues                                            $145,410    100.0%       $135,630     100.0%      $9,780        7.2%
Cost of sales                                         71,391     49.1%         64,015      47.2%      (7,376)     (11.5%)
-------------------------------------------------------------------------------------------------------------------------
   Gross margin                                       74,019     50.9%         71,615      52.8%      (2,404)      (3.4%)
-------------------------------------------------------------------------------------------------------------------------
Selling, marketing, and delivery expenses             55,558     38.2%         54,927      40.5%        (631)      (1.1%)
General and administrative expenses                    7,674      5.3%          6,071       4.5%      (1,603)     (26.4%)
Provision for employees' retirement plans              1,036      0.7%          1,172       0.9%         136       11.6%
Amortization of goodwill and intangibles                 512      0.3%            467       0.3%         (45)      (9.6%)
-------------------------------------------------------------------------------------------------------------------------
   Total operating expenses                           64,780     44.5%         62,637      46.2%      (2,143)      (3.4%)
-------------------------------------------------------------------------------------------------------------------------
Operating profit                                       9,239      6.4%          8,978       6.6%         261        2.9%
Other income, net                                         45      0.0%          1,319       0.9%      (1,274)     (96.6%)
Interest income (expense), net                        (1,092)    (0.8%)        (1,125)     (0.8)%         33        2.9%
Income taxes                                           3,083      2.1%          3,428       2.5%         345       10.1%
-------------------------------------------------------------------------------------------------------------------------
   Net income                                         $5,109      3.5%         $5,744       4.2%      $ (635)     (11.1%)
=========================================================================================================================

Revenues increased $9.8 million or 7.2% due to continued growth in contract manufactured and private label sales as well as revenue growth in the Company's branded products.

Gross margin as a percent of revenues decreased from 52.8% in 2000 to 50.9% in 2001 predominately as a result of changes in the mix of products sold.

Selling, marketing and delivery expenses as a percent of sales decreased from 40.5% in 2000 to 38.2% in 2001 due to higher levels of direct shipments and the absence of severance expenses recorded in 2000. However, total expenses increased $0.6 million primarily as a result of additional trade allowance expenditures and additional transportation and distribution related expenses. General and administrative expenses increased $1.6 million primarily as a result of increased incentive, bad debt and relocation expenses. The provision for employees' retirement plan was lower than prior year due to the profitability-based formula for these contributions.

Other income primarily includes gains and losses on dispositions of fixed assets. The $1.3 million decrease in other income was due to a significant gain on the disposition of assets that occurred in 2000. Net interest expense was comparable to the prior year.

The effective income tax rate increased to 37.6% compared to 37.4%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

In 2000, the Company amended its unsecured revolving credit agreement, first entered into in 1999, giving the Company the ability to borrow up to $60 million and Cdn $25 million through April 2004. At March 31, 2001, $25.5 million was outstanding on these unsecured revolving credit facilities. Borrowing and repayments under these revolving credit facilities are similar in nature to short-term credit lines; however, due to the nature and terms of the agreements allowing repayment through April 2004, all borrowings under these facilities are classified as long-term debt.

Cash flow from operations for the thirteen weeks ended March 31, 2001 totaled $13.0 million. Working capital (other than cash and marketable securities) decreased to $40.7 million at March 31, 2001 from $41.7 million at March 25, 2000 due to an increase in various current liabilities offset by an increase in accounts receivable and other timing differences in the various components of working capital.

Cash used in investing activities for the thirteen weeks ended March 31, 2001 totaled $10.2 million. Capital expenditures totaled $10.5 million with the largest expenditures being plant equipment. Proceeds from the sale of property and equipment totaled $0.3 million.

Cash used in financing activities for the thirteen weeks ended March 31, 2001 totaled $0.7 million. Cash dividends of $0.16 per share for the thirteen weeks ended March 31, 2001 amounted to $4.6 million. During the first quarter of 2000 the Company repurchased 976,000 shares for $9.6 million. On January 30, 2001, the Board of Directors authorized the repurchase of 1.0 million shares of its common stock. During the first quarter of 2001 the Company did not repurchase any shares of its common stock and currently has no active program to repurchase shares of its common stock.

As of March 31, 2001, cash and cash equivalents totaled $3.3 million and total debt outstanding was $65.9 million as compared to $1.2 million in cash and $63.9 million in debt as of December 30, 2000. Additional borrowings available under all credit facilities totaled $48.8 million. The Company has complied with all financial covenants contained in the financing agreements. Available cash, cash from operations and available credit under the credit facilities are expected to be sufficient to meet cash dividend and normal operating requirements for the foreseeable future.

MARKET RISK

The principal market risks to which the Company is exposed that may adversely impact results of operations and financial position are changes in certain raw material prices, interest rates and fluctuations in foreign exchange rates. The Company has no market risk sensitive instruments held for trading purposes.

Raw materials used by the Company are exposed to the impact of changing commodity prices. Accordingly, the Company historically has entered into commodity futures and option contracts to manage fluctuations in prices of anticipated purchases of certain raw materials. The Company's Board-approved policy is to use such commodity derivative financial instruments only to the extent necessary to manage these exposures. The Company does not use these financial instruments for trading purposes. At March 31, 2001, the Company had no open positions on futures contracts.

The Company's long-term debt obligations incur interest at floating rates, based on changes in U.S. Dollar LIBOR, Canadian Dollar LIBOR and prime rate interest. Therefore, the Company has an exposure to changes in these interest rates. In 1999, the Board of Directors authorized interest rate exchange agreements to more effectively manage the effects of changing interest rates. However, no such agreements have been entered into. At March 31, 2001, the Company's long term debt totaled $65.9 million, with interest rates ranging from 5.4% to 6.9%, with a weighted average interest rate of 6.3%. A

10% increase in U.S. LIBOR and Canadian LIBOR would have increased interest expense for the thirteen weeks ended March 31, 2001 by $0.1 million.

Through the operations of Tamming Foods Ltd. ("Tamming"), a subsidiary of the Company, the Company has an exposure to foreign exchange rate fluctuations, primarily between the U.S. and Canadian dollars. Foreign exchange rate fluctuations have limited impact on the earnings of the Company as a majority of the sales of Tamming are denominated in U.S. dollars. The indebtedness used to finance the acquisition of Tamming is denominated in Canadian dollars and serves as an effective hedge of the net asset investment in Tamming. A 10% devaluation of the Canadian dollar would result in an immaterial change in the Company's net asset investment in Tamming.

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


PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Registrant's Amended and Restated Credit Agreement dated May 26, 2000, restricts payment of cash dividends and repurchases of common stock by the Registrant if, after payment of any such dividends or any such repurchases of common stock, the Registrant's consolidated stockholders' equity would be less than $125,000,000. At March 31, 2001, the Registrant's consolidated stockholders' equity was $174,787,000.

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

                  3.3 Bylaws of Lance, Inc., as amended through September 1, 2000, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended September 23, 2000.

                  10.1 Lance, Inc. 2001 Annual Performance Incentive Plan for Officers

                  10.2     Lance, Inc. 2001 Long-Term Incentive Plan for
                           Officers

                  10.3 Lance, Inc. 1997 Incentive Equity Plan, as amended through January 30, 2001.

                  99.1 Cautionary Statement under Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the thirteen weeks ended March 31, 2001.


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



Dated: April 27, 2001

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    EXHIBITS
                                    ITEM 6(A)


                                    FORM 10-Q
                                QUARTERLY REPORT



FOR THE QUARTERLY PERIOD ENDED                         COMMISSION FILE NUMBER
        MARCH 31, 2001                                           0-398


                                   LANCE, INC.

                                  EXHIBIT INDEX


Exhibit
   No.            Exhibit Description
-------           ------------------------

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

3.3 Bylaws of Lance, Inc., as amended through September 1, 2000, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended September 23, 2000.

10.1              Lance, Inc. 2001 Annual Performance Incentive Plan for
                  Officers

10.2              Lance, Inc. 2001 Long-Term Incentive Plan for Officers

10.3              Lance, Inc. 1997 Incentive Equity Plan, as amended through
                  January 30, 2001.

99.1 Cautionary Statement under Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.