Form 10-Q
period 2001-06-30
LANCE INC
filed 2001-07-30
CIK 57528

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Filed Pursuant to Section 13 or 15(d)

                     Of the Securities Exchange Act of 1934



FOR THE QUARTERLY (THIRTEEN WEEK) PERIOD ENDED      COMMISSION FILE NUMBER 0-398
              JUNE 30, 2001

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

   The number of shares outstanding of the Registrant's $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of July 23, 2001, was 28,984,424 shares.


--------------------------------------------------------------------------------

LANCE, INC. AND SUBSIDIARIES


INDEX

                                                                                         Page
PART I.  FINANCIAL INFORMATION                                                           ----

       Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets - June 30, 2001 (Unaudited)
                and December 30, 2000 . . . . . . . . . . . . . . . . . . . . . . . . .    3

           Condensed Consolidated Statements of Income (Unaudited) - Thirteen and
                Twenty-Six Weeks Ended June 30, 2001 and June 24, 2000 . .. . . . . . .    4

           Condensed Consolidated Statements of Stockholders' Equity and
                Comprehensive Income (Unaudited) - Twenty-Six Weeks Ended June
                30, 2001 and June 24, 2000. . . . . . . . . . . . . . . . . . . . . . .    5

           Condensed Consolidated Statements of Cash Flows (Unaudited) - Twenty-Six
                Weeks Ended June 30, 2001 and June 24, 2000 . . . . . . . . .. . . . .     6

           Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . .    7

       Item 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . .    9

       Item 3.  Quantitative and Qualitative Disclosures about Market Risk . . . . . .    12

PART II.  OTHER INFORMATION

       Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . .   13

       Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . .    13

       Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

       Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .    14

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2001 (UNAUDITED) AND DECEMBER 30, 2000
(In thousands, except share data)

                                                                          June 30,        December 30,
                                                                           2001               2000
                                                                         ---------         ---------
                                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                              $   2,908         $   1,224
  Accounts receivable (less allowance for doubtful accounts)                52,382            47,188
  Inventories                                                               26,937            23,205
  Deferred income tax benefit                                                4,417             4,161
  Prepaid income taxes                                                          --             1,120
  Prepaid expenses and other                                                 3,916             5,430
                                                                         ---------         ---------
   Total current assets                                                     90,560            82,328

  Property, plant & equipment, net                                         182,612           179,283
  Goodwill, net                                                             41,143            42,069
  Other intangible assets, net                                               9,684            10,177
  Other assets                                                               3,149             3,216
                                                                         ---------         ---------
    TOTAL ASSETS                                                         $ 327,148         $ 317,073
                                                                         =========         =========


                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt                                      $     354         $     395
  Accounts payable                                                          14,115            14,718
  Accrued income taxes                                                         348                --
  Accrued liabilities                                                       27,427            24,283
                                                                         ---------         ---------
   Total current liabilities                                                42,244            39,396
                                                                         ---------         ---------

OTHER LIABILITIES AND DEFERRED CREDITS
  Long-term debt                                                            69,194            63,536
  Deferred income taxes                                                     21,295            21,548
  Accrued postretirement health care costs                                  10,849            11,317
  Accrual for insurance claims                                               4,083             4,083
  Supplemental retirement benefits                                           2,513             2,600
                                                                         ---------         ---------
   Total other liabilities and deferred credits                            107,934           103,084
                                                                         ---------         ---------

STOCKHOLDERS' EQUITY
  Common stock, $0.83 1/3 par value (authorized: 75,000,000
    shares; 28,982,172 and 28,947,222 shares outstanding at
    June 30, 2001 and December 30, 2000)                                    24,152            24,123
  Preferred stock, $1.00 par value (authorized: 5,000,000 shares;
    0 shares outstanding at June 30, 2001 and December 30, 2000)                --                --
  Additional paid-in capital                                                 1,678             1,229
  Unamortized portion of restricted stock awards                              (849)             (437)
  Retained earnings                                                        152,245           149,794
  Accumulated other comprehensive loss                                        (256)             (116)
                                                                         ---------         ---------
   Total stockholders' equity                                              176,970           174,593
                                                                         ---------         ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 327,148         $ 317,073
                                                                         =========         =========


See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 30, 2001 AND JUNE 24, 2000 (In thousands, except share and per share data)

                                            Thirteen           Thirteen          Twenty-Six         Twenty-Six
                                          Weeks Ended         Weeks Ended       Weeks Ended        Weeks Ended
                                         June 30, 2001       June 24, 2000     June 30, 2001      June 24, 2000
                                          ------------       ------------       ------------       ------------

NET SALES AND OTHER
 OPERATING REVENUE                        $    150,966       $    145,128       $    296,377       $    280,757
                                          ------------       ------------       ------------       ------------

COST OF SALES AND OPERATING
 EXPENSES

Cost of sales                                   73,548             70,314            144,940            134,329
Selling, marketing and delivery                 56,369             56,777            111,928            111,702
General and administrative                       7,494              5,731             15,168             11,802
Provisions for employees' retirement
   plans                                         1,161              1,050              2,197              2,221
Amortization of goodwill and other
   intangibles                                     528                423              1,039                890
                                          ------------       ------------       ------------       ------------
     Total costs and expenses                  139,100            134,295            275,272            260,944
                                          ------------       ------------       ------------       ------------

OPERATING PROFIT                                11,866             10,833             21,105             19,813

Interest expense, net                           (1,000)            (1,081)            (2,093)            (2,206)
Other income (expense), net                       (402)               254               (358)             1,573
                                          ------------       ------------       ------------       ------------


INCOME BEFORE INCOME TAXES                      10,464             10,006             18,654             19,180

Income taxes                                     3,846              3,709              6,929              7,137
                                          ------------       ------------       ------------       ------------

NET INCOME                                $      6,618       $      6,297       $     11,725       $     12,043
                                          ============       ============       ============       ============

EARNINGS PER SHARE
     Basic                                $       0.23       $       0.22       $       0.41       $       0.41
     Diluted                              $       0.23       $       0.22       $       0.40       $       0.41

     Weighted average shares
        outstanding - basic                 28,909,000         28,889,000         28,905,000         29,031,000
     Weighted average shares
        outstanding - diluted               29,018,000         28,913,000         29,013,000         29,056,000


CASH DIVIDENDS PER SHARE                  $       0.16       $       0.16       $       0.32       $       0.32

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (UNAUDITED) FOR THE TWENTY-SIX WEEKS ENDED JUNE 30, 2001 AND JUNE 24, 2000

(In thousands, except share data)

                                                                        Unamortized
                                                                        Portion of              Accumulated
                                                            Additional  Restricted                 Other
                                                  Common      Paid-in      Stock    Retained   Comprehensive
                                       Shares      Stock      Capital      Awards   Earnings    Income/(Loss)   Total
                                     ----------------------------------------------------------------------------------
BALANCE, DECEMBER 25, 1999           29,950,897   $ 24,959     $2,552      $(799)  $ 154,063      $  15      $ 180,790
                                     ----------------------------------------------------------------------------------

Comprehensive income:
   Net income                                 -         -           -          -      12,043          -         12,043
   Foreign currency translation
     adjustment                                                                                     (72)           (72)
                                                                                                            -----------
   Total comprehensive income                 -         -           -          -           -          -         11,971
                                                                                                            -----------


Cash dividends paid to stockholders           -         -           -          -     (9,318)          -         (9,318)


Cancellations of restricted stock       (24,350)      (21)       (233)       333           -          -             79


Purchases of common stock              (976,000)     (813)     (1,139)         -      (7,658)         -         (9,610)
                                     ----------------------------------------------------------------------------------

BALANCE,  JUNE 24, 2000              28,950,547   $ 24,125     $1,180      $(466)  $ 149,130      $ (57)     $ 173,912
                                     ==================================================================================


BALANCE, DECEMBER 30, 2000           28,947,222   $ 24,123     $1,229      $(437)  $ 149,794      $(116)     $ 174,593
                                     ----------------------------------------------------------------------------------

Comprehensive income:
   Net income                                 -         -           -          -      11,725          -         11,725
   Foreign currency translation
     adjustment                               -         -           -          -           -       (140)          (140)
                                                                                                            -----------
   Total comprehensive income                 -         -           -          -           -          -         11,585
                                                                                                            -----------


Cash dividends paid to stockholders           -         -           -          -     (9,274)          -         (9,274)

Issuance of restricted stock, net
   of cancellations                      34,950        29         449       (412)          -          -             66
                                     ----------------------------------------------------------------------------------

BALANCE,  JUNE 30, 2001              28,982,172   $ 24,152     $1,678      $(849)  $ 152,245      $(256)     $ 176,970
                                     ==================================================================================


See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE TWENTY-SIX WEEKS ENDED JUNE 30, 2001 AND JUNE 24, 2000
(In thousands)

                                                            Twenty-Six Weeks  Twenty-Six Weeks
                                                                  Ended             Ended
                                                              June 30, 2001     June 24, 2000
                                                            ----------------  ----------------
OPERATING ACTIVITIES
  Net income                                                     $ 11,725         $ 12,043
  Adjustments to reconcile net income to cash provided by
   operating activities:
     Depreciation and amortization                                 15,116           14,937
     Loss (gain) on sale of property, net                             243           (1,593)
     Deferred income taxes                                           (480)             387
     Changes in operating assets and liabilities                   (3,780)          (5,351)
                                                                 --------         --------
  Net cash flow provided by operating activities                   22,824           20,423
                                                                 --------         --------

INVESTING ACTIVITIES
   Purchases of property and equipment                            (18,152)          (7,417)
   Proceeds from sale of property and equipment                       412            2,408
                                                                 --------         --------
Net cash used in investing activities                             (17,740)          (5,009)
                                                                 --------         --------

FINANCING ACTIVITIES
   Dividends paid                                                  (9,274)          (9,318)
   Purchase of common stock, net                                       --           (9,610)
   Repayments of debt                                                (231)            (183)
   Borrowings (repayments) under revolving credit
       facilities, net                                              6,145           (5,000)
                                                                 --------         --------
Net cash used in financing activities                              (3,360)         (24,111)
                                                                 --------         --------

Effect of exchange rate changes on cash                               (40)             (72)
                                                                 --------         --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    1,684           (8,769)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    1,224           13,303
                                                                 --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  2,908         $  4,534
                                                                 ========         ========

SUPPLEMENTAL INFORMATION
Cash paid for income taxes                                       $  6,044         $  6,131
Cash paid for interest                                           $  1,678         $  1,652

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


    1. The accompanying unaudited consolidated financial statements of Lance, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, these financial statements reflect all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of June 30, 2001 and December 30, 2000, and the consolidated statements of income for the thirteen and twenty-six weeks ended June 30, 2001 and June 24, 2000 and the statements of stockholders' equity and comprehensive income and cash flows for the twenty-six weeks ended June 30, 2001 and June 24, 2000.

    2. The consolidated results of operations for the twenty-six weeks ended June 30, 2001 are not necessarily indicative of the results to be expected for a full year.

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

        Inventories consist of (in thousands):

                                                        June 30,      December 30,
                                                          2001           2000
                                                      -------------  --------------
 Finished goods                                         $ 18,530       $ 14,869
 Raw materials                                             6,581          5,386
 Supplies, etc.                                            6,632          7,720
                                                      -------------  --------------
 Total inventories at FIFO cost                           31,743         27,975
 Less: Adjustments to reduce FIFO cost to LIFO cost       (4,806)        (4,770)
                                                      -------------  --------------
 Total inventories                                      $ 26,937       $ 23,205
                                                      =============  ==============

5. During the twenty-six weeks ended June 30, 2001 and June 24, 2000, other comprehensive loss was $140,000 and $72,000, respectively, related to the translation of the financial statements of foreign subsidiaries.

6. The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the thirteen weeks ended June 30, 2001 and June 24, 2000 (there were no reconciling items for the numerator amounts of basic and diluted earnings per share):

                                                                            June 30, 2001     June 24, 2000
                                                                              ----------        ----------
Weighted average number of common shares used in computing basic
  earnings per share                                                          28,909,000        28,889,000

Effect of dilutive stock options and non-vested restricted stock
                                                                                 109,000            24,000
                                                                              ----------        ----------

Weighted average number of common shares and dilutive potential common
  stock used in computing diluted earnings per share                          29,018,000        28,913,000
                                                                              ==========        ==========

Stock options excluded from the above reconciliation because they
  are anti-dilutive                                                            1,967,000         1,554,000
                                                                              ==========        ==========

7. For the fiscal year 2001 the Company implemented SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. At June 30, 2001, the Company had a limited amount of hedging transactions related to foreign currency transactions. The impact of these transactions on the financial statements taken as a whole is immaterial.

8. Emerging Issues Task Force Issue 00-14, Accounting for Certain Sales Incentives, and Emerging Issues Task Force Issue 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products, will be effective beginning in the Company's quarter ending March 30, 2002. These Issues address the recognition, measurement and income statement classification for certain sales incentives. The Company is currently evaluating the impact of these standards on the consolidated financial statements; however, they will have no impact on net income.

9. On July 20, 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets, which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The effective date of this Statement is January 1, 2002. For fiscal years beginning after 2001, the exclusion of goodwill amortization will result in an increase in the Company's operating profit of approximately $1 million on an annualized basis. However, the Company has not yet evaluated the negative impact, if any, on operating profit relating to the impairment of goodwill.

10. Effective July 1, 2001, the Company began the phase out of its postretirement healthcare plan. This plan currently provides postretirement medical benefits for retirees and their spouses to age
         65. The postretirement healthcare plan will be phased-out over the next ten years. Present participants and those employees age 55 and older will continue to be covered under the plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JUNE 30, 2001 COMPARED TO THIRTEEN WEEKS ENDED JUNE 24,
2000

                                                              Thirteen weeks ended
                                                       June 30,                 June 24,
($ In Thousands)                                         2001                     2000                  Difference
----------------------------------------------- ----------------------- ------------------------ ------------------------
Revenues                                            $150,966    100.0%       $145,128     100.0%      $5,838        4.0%
Cost of sales                                         73,548     48.7%         70,314      48.4%      (3,234)      (4.6%)
----------------------------------------------- ------------ ---------- ------------- ---------- ------------ ------------
   Gross margin                                       77,418     51.3%         74,814      51.6%        2,604       3.5%
----------------------------------------------- ------------ ---------- ------------- ---------- ------------ ------------
Selling, marketing, and delivery expenses             56,369     37.3%         56,777      39.1%          408       0.7%
General and administrative expenses                    7,494      5.0%          5,731       3.9%      (1,763)     (30.8%)
Provision for employees' retirement plans              1,161      0.8%          1,050       0.7%        (111)     (10.6%)
Amortization of goodwill and intangibles                 528      0.3%            423       0.3%        (105)     (24.8%)
----------------------------------------------- ------------ ---------- ------------- ---------- ------------ ------------
   Total operating expenses                           65,552     43.4%         63,981      44.1%      (1,571)      (2.5%)
----------------------------------------------- ------------ ---------- ------------- ---------- ------------ ------------
Operating profit                                      11,866      7.9%         10,833       7.5%        1,033       9.5%
Other income (expense), net                             (402)    (0.3%)           254       0.2%         (656)   (258.3%)
Interest expense, net                                 (1,000)    (0.7%)        (1,081)     (0.7%)          81       7.5%
Income taxes                                           3,846      2.5%          3,709       2.6%          137       3.7%
----------------------------------------------- ------------ ---------- ------------- ---------- ------------ ------------
   Net income                                         $6,618      4.4%         $6,297       4.3%         $321      5.1%
=============================================== ============ ========== ============= ========== ============ ============

Revenues increased $5.8 million or 4.0% due to growth in private label and contract manufactured sales.

Gross margin as a percent of revenues remained stable. Decreases in gross margin as a result of changes in product mix were offset by improved operating efficiencies.

Selling, marketing and delivery expenses decreased 1.8% as a percent of sales or $0.4 million. The decrease was primarily due to a higher proportion of direct shipments, which require less selling and delivery expense, as well as a reduction in insurance expense and improved cost controls. The expense reductions were partially offset by increased incentive expenses. General and administrative expenses increased $1.8 million primarily as a result of increased incentive provisions. The provision for employees' retirement plan was higher than the prior year due to the profitability-based formula for these contributions.

Other income decreased $0.7 million mainly due to dispositions of fixed assets resulting in net losses in the current year and net gains in the prior year. Net interest expense and the effective income tax rate were comparable to the prior year.

TWENTY-SIX WEEKS ENDED JUNE 30, 2001 COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 24, 2000

                                                             Twenty-Six weeks ended
                                                       June 30,                 June 24,
($ In Thousands)                                         2001                     2000                  Difference
----------------------------------------------- ----------------------- ------------------------ ------------------------
Revenues                                            $296,377    100.0%       $280,757     100.0%     $15,620       5.6%
Cost of sales                                        144,940     48.9%        134,329      47.8%     (10,611)     (7.9%)
----------------------------------------------- ------------ ---------- ------------- ---------- ------------ -----------
   Gross margin                                      151,437     51.1%        146,428      52.2%        5,009      3.4%
----------------------------------------------- ------------ ---------- ------------- ---------- ------------ -----------
Selling, marketing, and delivery expenses            111,928     37.8%        111,702      39.8%        (226)     (0.2%)
General and administrative expenses                   15,168      5.1%         11,802       4.2%      (3,366)    (28.5%)
Provision for employees' retirement plans              2,197      0.7%          2,221       0.8%          24       1.1%
Amortization of goodwill and intangibles               1,039      0.4%            890       0.3%        (149)    (16.7%)
----------------------------------------------- ------------ ---------- ------------- ---------- ------------ -----------
   Total operating expenses                          130,332     44.0%        126,615      45.1%      (3,717)     (2.9%)
----------------------------------------------- ------------ ---------- ------------- ---------- ------------ -----------
Operating profit                                      21,105      7.1%         19,813       7.1%       1,292       6.5%
Other income (expense), net                             (358)    (0.1%)         1,573       0.6%      (1,931)   (122.7%)
Interest expense, net                                 (2,093)    (0.7%)        (2,206)     (0.8%)        113       5.1%
Income taxes                                           6,929      2.3%          7,137       2.5%         208       2.9%
----------------------------------------------- ------------ ---------- ------------- ---------- ------------ -----------
   Net income                                        $11,725      4.0%        $12,043       4.3%       $(318)     (2.6%)
=============================================== ============ ========== ============= ========== ============ ===========

Revenues increased $15.6 million or 5.6% due to growth in contract manufactured and private label sales as well as revenue growth in the Company's branded products.

Gross margin as a percent of revenues decreased from 52.2% in 2000 to 51.1% in 2001 primarily as a result of changes in the mix of products sold.

Selling, marketing and delivery expenses as a percent of sales decreased from 39.8% in 2000 to 37.8% in 2001 due to increased direct shipments, which require less selling and delivery expense and the absence of severance expenses recorded in 2000. General and administrative expenses increased $3.4 million largely as a result of increased incentive provisions as well as additional compensation and professional costs. The provision for employees' retirement plan was flat compared to prior year due to the profitability-based formula for these contributions.

Other income primarily includes gains and losses on dispositions of fixed assets. The $1.9 million decrease in other income was due predominately to gains on the disposition of assets that occurred in 2000. Net interest expense and the effective income tax rate were comparable to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

In 2000, the Company amended its unsecured revolving credit agreement giving the Company the ability to borrow up to $60 million and Cdn $25 million through April 2004. At June 30, 2001, $27.5 million was outstanding on these unsecured revolving credit facilities. Borrowing and repayments under these revolving credit facilities are similar in nature to short-term credit lines; however, due to the nature and terms of the agreements allowing repayment through April 2004, all borrowings under these facilities are classified as long-term debt.

Cash flow from operations for the twenty-six weeks ended June 30, 2001 totaled $22.8 million. Working capital (other than cash and marketable securities) increased to $45.4 million at June 30, 2001 from $41.7 million at December 30, 2000 due to an increase in accounts receivable, inventory and other timing differences in the various components of working capital.

Cash used in investing activities for the twenty-six weeks ended June 30, 2001 totaled $17.7 million. Capital expenditures totaled $18.2 million with the largest expenditures being plant equipment. Proceeds from the sale of property and equipment totaled $0.4 million.

Cash used in financing activities for the twenty-six weeks ended June 30, 2001 totaled $3.4 million. Cash dividends of $0.32 per share for the twenty-six weeks ended June 30, 2001 amounted to $9.3 million. During the first quarter of 2000 the Company repurchased 976,000 shares of its common stock for $9.6 million. On January 30, 2001, the Board of Directors authorized the repurchase of 1.0 million shares of its common stock. During the second quarter of 2001 the Company did not repurchase any shares of its common stock and currently has no active program to repurchase shares of its common stock.

As of June 30, 2001, cash and cash equivalents totaled $2.9 million and total debt outstanding was $69.5 million as compared to $1.2 million in cash and $63.9 million in debt as of December 30, 2000. Additional borrowings available under all credit facilities totaled $47.5 million. The Company has complied with all financial covenants contained in the financing agreements. Available cash, cash from operations and available credit under the credit facilities are expected to be sufficient to meet cash dividend and normal operating requirements for the foreseeable future.

MARKET RISK

The principal market risks to which the Company is exposed that may adversely impact results of operations and financial position are changes in certain raw material prices, interest rates and fluctuations in foreign exchange rates. The Company has no market risk sensitive instruments held for trading purposes.

Raw materials used by the Company are exposed to the impact of changing commodity prices. Accordingly, the Company historically has entered into commodity futures and option contracts to manage fluctuations in prices of anticipated purchases of certain raw materials. The Company's Board-approved policy is to use such commodity derivative financial instruments only to the extent necessary to manage these exposures. The Company does not use these financial instruments for trading purposes. At June 30, 2001, the Company had no open positions on commodity futures contracts.

The Company's long-term debt obligations incur interest at floating rates, based on changes in U.S. Dollar LIBOR, Canadian Dollar LIBOR and the prime rate of interest. Therefore, the Company has an exposure to changes in these interest rates. In 1999, the Board of Directors authorized interest rate exchange agreements to more effectively manage the effects of changing interest rates. However, the Company has not entered into any such agreements. At June 30, 2001, the Company's long term debt totaled $69.2 million, with interest rates ranging from 4.3% to 7.0%, with a weighted average interest rate of 5.3%. A 10% increase in U.S. LIBOR and Canadian LIBOR would have increased interest expense for the thirteen weeks ended June 30, 2001 by $0.1 million.

Through the operations of Tamming Foods Ltd. ("Tamming"), a Canadian subsidiary of the Company, the Company has an exposure to foreign exchange rate fluctuations, primarily between the U.S. and Canadian dollars. Foreign exchange rate fluctuations have limited impact on the earnings of the Company as a majority of the sales of Tamming are denominated in U.S. dollars. The indebtedness used to finance the acquisition of Tamming is denominated in Canadian dollars and serves as an effective hedge of the net asset investment in Tamming. A 10% devaluation of the Canadian dollar would result in an immaterial change in the Company's net asset investment in Tamming.

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

PART II. OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

The Registrant's Amended and Restated Credit Agreement dated May 26, 2000, restricts payment of cash dividends and repurchases of its common stock by the Registrant if, after payment of any such dividends or any such repurchases of its common stock, the Registrant's consolidated stockholders' equity would be less than $125,000,000. At June 30, 2001, the Registrant's consolidated stockholders' equity was $176,970,000.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Registrant's Annual Meeting of Stockholders held on April 26, 2001, the following matters were submitted to a vote of the stockholders of the
Registrant:

1.       Election of nominees to the Board of Directors of the Registrant:

         For Term Ending in 2004     Shares Voted in Favor     Shares Withheld
         -----------------------     ---------------------     ---------------
         Alan T. Dickson                  24,216,890               366,535
         James H. Hance, Jr.              24,222,874               360,551
         Nancy Van Every McLaurin         24,073,090               509,328
         S. Lance Van Every               24,042,883               509,536

2. Ratification of the selection of KPMG LLP as independent public accountants for fiscal year 2001, which was approved by a vote of 25,865,357 shares in favor, 69,839 shares against and 48,269 shares abstaining.

3. Amendment to the Bylaws of the Registrant requiring Audit, Compensation and Nominating Committees of the Board of Directors be comprised entirely of independent directors, which was rejected by a vote of 5,703,265 shares in favor, 12,251,620 shares against and 250,971 shares abstaining. There were 7,777,589 shares of broker non-votes.

ITEM 5.       OTHER INFORMATION

Notice for Stockholder Proposals. On April 26, 2001, Section 2.2 of the Registrant's Bylaws was amended to add an advance notice provision for business to be brought before the annual meeting of the stockholders of the Registrant.

In order for a proposal to be considered at an annual meeting of the stockholders of the Registrant, a stockholder must submit such proposal in writing to the Secretary of the Registrant. Pursuant to Section 2.2 of the Bylaws, to be considered timely, a proposal must be received at the principal office of the Registrant not less than 75 days nor more than 105 days prior to the anniversary of the prior year's annual meeting of stockholders. In the event that the date of an annual meeting is advanced or delayed by more than 30 days from the anniversary of the prior year's annual meeting, a proposal must be received at the principal office of the Registrant not less than 75 days nor more than 105 days prior to the delayed or advanced meeting date, so long as the Registrant has provided notice of such change in date of the annual meeting in a Form 10-Q or Form 8-K filed with the Securities and Exchange Commission. The amended Bylaws are filed as Exhibit 3.3 to this Report.

The 2001 Annual Meeting of Stockholders was held on April 26, 2001 and the 2002 Annual Meeting of Stockholders is scheduled for April 25, 2002.

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

                           3.3 Bylaws of Lance, Inc., as amended through April 26, 2001.

                           99.1 Cautionary Statement under Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

               (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed during the thirteen weeks ended June 30, 2001.


Items 1 and 3 are not applicable and have been omitted.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LANCE, INC.

                                      By:   /s/ B. Clyde Preslar
                                            -----------------------------------
                                             B. Clyde Preslar
                                             Vice President and Principal
                                                 Financial Officer



Dated: July 27, 2001

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    EXHIBITS
                                    ITEM 6(A)


                                    FORM 10-Q
                                QUARTERLY REPORT



FOR THE QUARTERLY PERIOD ENDED                          COMMISSION FILE NUMBER
        JUNE 30, 2001                                             0-398


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

3.3               Bylaws of Lance, Inc., as amended through April 26, 2001.

99.1 Cautionary Statement under Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.