Form 10-Q
period 2001-09-29
LANCE INC
filed 2001-10-24
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Filed Pursuant to Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For the quarterly (thirteen week) period ended	Commission File Number 0-398

September 29, 2001

LANCE, INC.
(Exact name of registrant as specified in its charter)

North Carolina	56-0292920

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

8600 South Boulevard

P.O. Box 32368

Charlotte, North Carolina	28232

(Address of principal executive offices)	(Zip Code)

704-554-1421
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [  ]

     The number of shares outstanding of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of October 23, 2001, was 28,986,673 shares.

LANCE, INC. AND SUBSIDIARIES

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – September 29, 2001 (Unaudited) and December 30, 2000	3

Condensed Consolidated Statements of Income (Unaudited) – Thirteen and Thirty-Nine Weeks Ended September 29, 2001 and September 23, 2000	4

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited) – Thirty-Nine Weeks Ended September 29, 2001 and September 23, 2000	5

Condensed Consolidated Statements of Cash Flows (Unaudited) – Thirty-Nine Weeks Ended September 29, 2001 and September 23, 2000	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds	15

Item 5. Other Information	15

Item 6. Exhibits and Reports on Form 8-K	16

SIGNATURES	17

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
As of September 29, 2001 (Unaudited) and December 30, 2000
(In thousands, except share data)

	September 29,	December 30,
	2001	2000

ASSETS

Current assets

Cash and cash equivalents	$3,929	$1,224

Accounts receivable (less allowance for doubtful accounts)	51,299	47,188

Inventories	26,542	23,205

Deferred income tax benefit	5,702	4,161

Prepaid income taxes	—	1,120

Prepaid expenses and other	4,296	5,430

Total current assets	91,768	82,328

Property, plant & equipment, net	179,513	179,283

Goodwill, net	39,830	42,069

Other intangible assets, net	9,476	10,177

Other assets	3,140	3,216

Total assets	$323,727	$317,073

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Current portion of long-term debt	$354	$395

Accounts payable	13,268	14,718

Accrued income taxes	688	—

Accrued liabilities	33,959	24,283

Total current liabilities	48,269	39,396

Other liabilities and deferred credits

Long-term debt	56,551	63,536

Deferred income taxes	23,718	21,548

Accrued postretirement health care costs	9,589	11,317

Accrual for insurance claims	4,083	4,083

Other long-term liabilities	3,288	2,600

Total other liabilities and deferred credits	97,229	103,084

Stockholders’ equity

Common stock, $0.83 1/3 par value (authorized: 75,000,000 shares; 28,985,422 and 28,947,222 shares outstanding at September 29, 2001 and December 30, 2000)	24,154	24,123

Preferred stock, $1.00 par value (authorized: 5,000,000 shares; 0 shares outstanding at September 29, 2001 and December 30, 2000)	—	—

Additional paid-in capital	1,699	1,229

Unamortized portion of restricted stock awards	(805)	(437)

Retained earnings	154,242	149,794

Accumulated other comprehensive loss	(1,061)	(116)

Total stockholders’ equity	178,229	174,593

Total liabilities and stockholders’ equity	$323,727	$317,073

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)
For the Thirteen and Thirty-Nine Weeks Ended September 29, 2001 and September 23, 2000
(In thousands, except share and per share data)

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	Sept 29, 2001	Sept 23, 2000	Sept 29, 2001	Sept 23, 2000

Net sales and other operating revenue	$148,954	$147,978	$445,332	$428,736

Cost of sales and operating expenses

Cost of sales	72,174	74,820	217,115	209,149

Selling, marketing and delivery	55,947	56,028	167,873	167,732

General and administrative	7,655	6,355	22,823	18,157

Provisions for employees’ retirement plans	1,265	1,035	3,462	3,257

Amortization of goodwill and other intangibles	510	424	1,549	1,314

Total costs and expenses	137,551	138,662	412,822	399,609

Operating profit	11,403	9,316	32,510	29,127

Interest expense, net	(872)	(1,079)	(2,964)	(3,285)

Other income (expense), net	16	685	(341)	2,258

Income before income taxes	10,547	8,922	29,205	28,100

Income taxes	3,913	3,254	10,842	10,391

Net income	$6,634	$5,668	$18,363	$17,709

Earnings per share
Basic	$0.23	$0.20	$0.64	$0.61

Diluted	$0.23	$0.20	$0.63	$0.61

Weighted average shares outstanding — basic	28,912,000	28,890,000	28,907,000	28,894,000

Weighted average shares outstanding — diluted	29,129,000	28,908,000	29,039,000	28,914,000

Cash dividends per share	$0.16	$0.16	$0.48	$0.48

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited)
For the Thirty-Nine Weeks Ended September 29, 2001 and September 23, 2000

(In thousands, except share data)

				Unamortized
				Portion of		Accumulated
			Additional	Restricted		Other
		Common	Paid-in	Stock	Retained	Comprehensive
	Shares	Stock	Capital	Awards	Earnings	Income/(Loss)	Total

Balance, December 25, 1999	29,950,897	$24,959	$2,552	$(799)	$154,063	$15	$180,790

Comprehensive income:

Net income	—	—	—	—	17,709	—	17,709

Foreign currency translation adjustment						(89)	(89)

Total comprehensive income	—	—	—	—	—	—	17,620

Cash dividends paid to stockholders	—	—	—	—	(13,948)	—	(13,948)

Cancellations of restricted stock	(24,775)	(21)	(249)	401	—	—	131

Purchases of common stock	(976,000)	(813)	(1,139)	—	(7,658)	—	(9,610)

Balance, September 23, 2000	28,950,122	$24,125	$1,164	$(398)	$150,166	$(74)	$174,983

Balance, December 30, 2000	28,947,222	$24,123	$1,229	$(437)	$149,794	$(116)	$174,593

Comprehensive income:

Net income	—	—	—	—	18,363	—	18,363

Unrealized loss on interest rate swap						(508)	(508)

Foreign currency translation adjustment	—	—	—	—	—	(437)	(437)

Total comprehensive income	—	—	—	—	—	—	17,418

Cash dividends paid to stockholders	—	—	—	—	(13,915)	—	(13,915)

Stock options exercised	3,250	2	30	—	—	—	32

Issuance of restricted stock, net of cancellations	34,950	29	440	(368)	—	—	101

Balance, September 29, 2001	28,985,422	$24,154	$1,699	$(805)	$154,242	$(1,061)	$178,229

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Thirty-Nine Weeks Ended September 29, 2001 and September 23, 2000
(In thousands)

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	Sept 29, 2001	Sept 23, 2000

Operating Activities

Net income	$18,363	$17,709

Adjustments to reconcile net income to cash provided by operating activities:

Depreciation and amortization	23,763	22,089

Loss (gain) on sale of property, net	(710)	(2,122)

Deferred income taxes	1,053	229

Changes in operating assets and liabilities	1,873	(2,915)

Net cash flow provided by operating activities	44,342	34,990

Investing Activities

Purchases of property and equipment	(22,946)	(15,024)

Proceeds from sale of property and equipment	534	3,330

Net cash used in investing activities	(22,412)	(11,694)

Financing Activities

Dividends paid	(13,915)	(13,948)

Issuance (Purchase) of common stock, net	32	(9,610)

Repayments of debt	(331)	(252)

Borrowings (repayments) under revolving credit facilities, net	(4,827)	(10,594)

Net cash used in financing activities	(19,041)	(34,404)

Effect of exchange rate changes on cash	(184)	(71)

Increase (decrease) in cash and cash equivalents	2,705	(11,179)

Cash and cash equivalents at beginning of period	1,224	13,303

Cash and cash equivalents at end of period	$3,929	$2,124

Supplemental information

Cash paid for income taxes	$7,756	$8,734

Cash paid for interest	$1,999	$1,961

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	The accompanying unaudited consolidated financial statements of Lance, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, these financial statements reflect all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of September 29, 2001 and December 30, 2000, and the consolidated statements of income for the thirteen and thirty-nine weeks ended September 29, 2001 and September 23, 2000 and the statements of stockholders’ equity and comprehensive income and cash flows for the thirty-nine weeks ended September 29, 2001 and September 23, 2000.

2.	The consolidated results of operations for the thirty-nine weeks ended September 29, 2001 are not necessarily indicative of the results to be expected for a full year.

3.	The Company’s primary raw materials include peanuts, peanut butter, flour, sugar, potatoes and other grain products.

4.	The Company utilizes the dollar value last-in, first-out (LIFO) method of determining the cost of the majority of its inventories. Because inventory calculations under the LIFO method are based on annual determinations, the determination of interim LIFO valuations requires that estimates be made of year-end costs and levels of inventories. The possibility of variation between estimated year-end costs and levels of LIFO inventories and the actual year-end amounts may materially affect the results of operations as finally determined for the full year.

Inventories consist of (in thousands):

	September 29,	December 30,
	2001	2000

Finished goods	$18,043	$14,869

Raw materials	5,989	5,386

Supplies, etc.	6,931	7,720

Total inventories at FIFO cost	30,963	27,975

Less: Adjustments to reduce FIFO cost to LIFO cost	(4,421)	(4,770)

Total inventories	$26,542	$23,205

5.	Included in accumulated other comprehensive loss during the thirty-nine weeks ended September 29, 2001 and September 23, 2000, was a $0.4 million and $0.1 million loss, respectively, related to the translation of the financial statements of foreign subsidiaries. Also included in accumulated other comprehensive loss as of September 29, 2001 was a $0.5 million unrealized loss related to interest rate swaps accounted for in accordance with SFAS 133.

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

6.	The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the thirteen weeks ended September 29, 2001 and September 23, 2000 (there were no reconciling items for the numerator amounts of basic and diluted earnings per share):

	Sept 29, 2001	Sept 23, 2000

Weighted average number of common shares used in computing basic earnings per share	28,912,000	28,890,000

Effect of dilutive stock options and non-vested restricted stock	217,000	18,000

Weighted average number of common shares and dilutive potential common stock used in computing diluted earnings per share	29,129,000	28,908,000

Stock options excluded from the above reconciliation because they are anti-dilutive	1,384,000	2,187,000

7.	Derivatives and Hedging

For the fiscal year 2001 the Company implemented SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. It also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

The Company is exposed to certain market risks as part of its ongoing business operations and uses derivative financial instruments, where appropriate, to manage these risks. The derivative instruments must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract.

With the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the Company currently records the fair value of all outstanding derivatives in long-term assets and other long-term liabilities. Gains and losses related to the ineffective portion of any hedge are recorded in expenses based on the nature of the derivative. The ineffective portion of all hedges as of September 29, 2001 resulted in an immaterial loss.

Qualifying derivatives are reported as part of hedge arrangements as follows:

CASH FLOW HEDGES

Cash flow hedges involve hedging the risks relating to variable rates or prices that affect future cash payments by the Company. Gains and losses on these instruments are recorded in Other Comprehensive Income until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from Accumulated Other Comprehensive Income to the Consolidated Statement of Earnings on the same line item as the underlying transaction risk.

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

•	Foreign Exchange Risk — The Company is exposed to fluctuations in foreign currency cash flows related primarily to third-party purchases and inter-company product shipments. Forward contracts of generally less than twelve months duration are used to hedge some of these risks. Effectiveness is assessed based on changes in spot rates. The Company currently has no open foreign exchange contracts that qualify as cash flow hedges.

•	Interest Rate Risk — The Company is exposed to interest rate volatility with regard to existing variable rate debt obligations. The Company uses interest rate exchange agreements to reduce interest rate volatility, and to achieve a desired proportion of variable versus fixed rate debt, based on current and projected market conditions.

Variable-to-fixed interest rate swaps are accounted for as cash flow hedges, with effectiveness assessed based on changes in the present value of interest payments on the underlying debt. In the third quarter 2001, the Company entered into an interest rate swap agreement in order to manage the risk associated with variable interest rates. The notional amount, interest payment and maturity dates of the swaps match the principal, interest payment and maturity dates of the related debt. The underlying notional amount of the swap agreement is Cdn $50 million.

•	Price Risk — The Company is exposed to price fluctuations primarily as a result of anticipated purchases of raw and packaging materials. The Company will consider the use of futures and options contracts to reduce price fluctuations; however, the Company currently has no open futures or options contracts related to raw and packaging materials.

Unrealized losses from cash flow hedges recorded in accumulated other comprehensive income at September 29, 2001 was $0.5 million, net of tax, related to interest rate swaps, which will be reclassified into interest expense over the life of the interest rate hedge.

If an interest rate swap were to be terminated, the gain or loss realized upon termination would be deferred and amortized to interest expense over the remaining term of the underlying debt instrument it was intended to modify. However, if the underlying debt instrument were to be settled prior to maturity, the gain or loss realized upon termination would be recognized immediately.

FAIR VALUE HEDGES

Fair value hedges involve recognized assets, liabilities or firm commitments as the hedge risks.

•	Foreign Exchange Translation – The Company is exposed to fluctuations in earnings related to foreign currency transactions. Forward contracts, for durations generally less than twelve months, are used to hedge some of this risk. Effectiveness is assessed based on changes in the spot rates. The Company has entered into forward contracts for capital asset purchases denominated in a foreign currency.

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.	Emerging Issues Task Force Issue 00-14, Accounting for Certain Sales Incentives, and Emerging Issues Task Force Issue 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products, will be effective beginning in the Company’s quarter ending March 30, 2002. These Issues address the recognition, measurement and income statement classification for certain sales incentives. Had the Company implemented these new accounting policies certain expenses would have been reclassified in the income statement to reduce net sales and selling, marketing and delivery expenses. The effects of these reclassifications would have been $7.3 million for the thirteen weeks ended September 29, 2001 and $6.1 million for the thirteen weeks ended September 23, 2000. For the thirty-nine weeks ended September 29, 2001 and September 23, 2000, approximately $20.6 million and $16.9 million, respectively, would have been reclassified between revenue and selling, marketing and delivery expenses. There would be no net income impact.

9.	On July 20, 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets, which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The effective date of this Statement is January 1, 2002. Historically, the Company has recorded goodwill amortization expense of approximately $1.2 million. Therefore, for fiscal years beginning after 2001, the exclusion of goodwill amortization will result in an increase in the Company’s operating profit of approximately $1.2 million on an annualized basis. However, the Company has not yet evaluated the negative impact, if any, on operating profit relating to the potential impairment of goodwill.

10.	Effective July 1, 2001, the Company began the phase out of its postretirement healthcare plan. This plan currently provides postretirement medical benefits for retirees and their spouses to age 65. The postretirement healthcare plan will be phased-out over the next ten years. Present participants and those employees age 55 and older will continue to be covered under the plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Thirteen Weeks Ended September 29, 2001 Compared to Thirteen Weeks Ended September 23, 2000

	Thirteen weeks ended

	September 29,		September 23,
($ In Thousands)	2001		2000		Difference

Revenues	$148,954	100.0%	$147,978	100.0%	$976	0.7%

Cost of sales	72,174	48.5%	74,820	50.6%	2,646	3.5%

Gross margin	76,780	51.5%	73,158	49.4%	3,622	5.0%

Selling, marketing, and delivery expenses	55,947	37.6%	56,028	37.9%	81	0.1%

General and administrative expenses	7,655	5.1%	6,355	4.3%	(1,300)	(20.5)%

Provision for employees’ retirement plans	1,265	0.8%	1,035	0.7%	(230)	(22.2)%

Amortization of goodwill and intangibles	510	0.3%	424	0.3%	(86)	(20.3)%

Total operating expenses	65,377	43.9%	63,842	43.1%	(1,535)	(2.4)%

Operating profit	11,403	7.7%	9,316	6.3%	2,087	22.4%

Other income (expense), net	16	0.0%	685	0.5%	(669)	(97.7)%

Interest expense, net	(872)	(0.6)%	(1,079)	(0.7)%	207	19.2%

Income taxes	3,913	2.6%	3,254	2.2%	659	20.3%

Net income	$6,634	4.5%	$5,668	3.8%	$966	17.0%

Revenues increased $1.0 million or 0.7% due to growth in contract manufactured sales and the Company’s branded salty snack products.

Gross margin as a percent of revenues increased to 51.5% compared to 49.4% in the prior year. The increase in gross margin was primarily a result of stronger manufacturing performance driven by reduced material waste and improved line efficiencies which were partially offset by changes in product mix.

Selling, marketing and delivery expenses decreased as a percent of sales and in total as compared to prior year. The decrease was primarily due to a higher proportion of direct shipments, which require less selling and delivery expense. The expense reductions were partially offset by increased incentive provisions and additional investments in the Company’s route distribution system. General and administrative expenses increased $1.3 million primarily as a result of increased incentive provisions, which were partially offset by reductions in professional fees and reserves for bad debts. The provision for employees’ retirement plan was higher than the prior year due to the profitability-based formula for these contributions.

Other income decreased $0.7 million primarily due to gains on fixed assets reported in the prior year. Other income also includes gains and losses on foreign currency transactions. Net interest expense decreased $0.2 million from the prior year due to lower rates and lower average debt outstanding. The effective income tax rate increased slightly to 37.1% compared to 36.5% in the prior year.

Net income includes several transactions resulting in a minimal net gain. Included is a one-time gain of $0.9 million related to the curtailment of the post retirement healthcare plan. The curtailment resulted from the change in plan terms as discussed in footnote 10. This gain was offset by a $0.9 million reserve for fixed asset impairments related to the Company’s ongoing manufacturing modernization projects.

Thirty-Nine Weeks Ended September 29, 2001 Compared to Thirty-Nine Weeks Ended September 23, 2000

	Thirty-Nine weeks ended

	September 29,		September 23,
($ In Thousands)	2001		2000		Difference

Revenues	$445,332	100.0%	$428,736	100.0%	$16,596	3.9%

Cost of sales	217,115	48.8%	209,149	48.8%	(7,966)	(3.8)%

Gross margin	228,217	51.2%	219,587	51.2%	8,630	3.9%

Selling, marketing, and delivery expenses	167,873	37.7%	167,732	39.1%	(141)	(0.1)%

General and administrative expenses	22,823	5.1%	18,157	4.2%	(4,666)	(25.7)%

Provision for employees’ retirement plans	3,462	0.8%	3,257	0.8%	(205)	(6.3)%

Amortization of goodwill and intangibles	1,549	0.3%	1,314	0.3%	(235)	(17.9)%

Total operating expenses	195,707	43.9%	190,460	44.4%	(5,247)	(2.8)%

Operating profit	32,510	7.3%	29,127	6.8%	3,383	11.6%

Other income (expense), net	(341)	(0.1)%	2,258	0.5%	(2,599)	(115.1)%

Interest expense, net	(2,964)	(0.7)%	(3,285)	(0.8)%	321	9.8%

Income taxes	10,842	2.4%	10,391	2.4%	451	4.3%

Net income	$18,363	4.1%	$17,709	4.1%	$654	3.7%

Revenues increased $16.6 million or 3.9% due to growth in contract manufactured and private label sales as well as revenue growth in the Company’s branded salty snack products.

Gross margin as a percent of revenues was comparable to the prior year. Decreases in gross margin as a result of changes in product mix were offset by improved operating efficiencies.

Selling, marketing and delivery expenses as a percent of sales decreased from 39.1% in 2000 to 37.7% in 2001 due to increased direct shipments, which require less selling and delivery expense and the absence of severance expenses recorded in 2000. These decreases were offset somewhat by increased promotional spending, increased incentive provisions and continued investments in the Company’s route distribution system. General and administrative expenses increased $4.7 million largely as a result of increased incentive provisions. The provision for employees’ retirement plan was $0.2 million higher than the prior year due to the profitability-based formula for these contributions.

Other income primarily includes gains and losses on dispositions of fixed assets. The $2.6 million decrease in other income was due predominately to gains on the disposition of assets that occurred in 2000. Net interest expense and the effective income tax rate were comparable to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

In 2000, the Company amended its unsecured revolving credit agreement allowing the Company the ability to borrow up to $60 million and Cdn $25 million through April 2004. At September 29, 2001, $16.5 million was outstanding on these unsecured revolving credit facilities. Borrowing and repayments under these revolving credit facilities are similar in nature to short-term credit lines; however, due to the nature and terms of the agreements allowing repayment through April 2004, all borrowings under these facilities are classified as long-term debt.

Cash flow from operations for the thirty-nine weeks ended September 29, 2001 totaled $44.3 million. Working capital (other than cash and marketable securities) decreased to $39.6 million at September 29, 2001 from $41.7 million at December 30, 2000. The decrease is due primarily to temporary increases in accrued liabilities and accrued income taxes, which were partially offset by seasonal increases in inventories and accounts receivables.

Cash used in investing activities for the thirty-nine weeks ended September 29, 2001 totaled $22.4 million. Capital expenditures totaled $22.9 million with the largest expenditures being plant equipment. Proceeds from the sale of property and equipment totaled $0.5 million.

Cash used in financing activities for the thirty-nine weeks ended September 29, 2001 totaled $19.0 million. Cash dividends of $0.48 per share for the thirty-nine weeks ended September 29, 2001 totaled $13.9 million. During the first quarter of 2000 the Company repurchased 976,000 shares of its common stock for $9.6 million. On January 30, 2001, the Board of Directors authorized the repurchase of 1.0 million shares of its common stock. During the third quarter of 2001 the Company did not repurchase any shares of its common stock and currently has no active program to repurchase shares of its common stock.

As of September 29, 2001, cash and cash equivalents totaled $3.9 million and total debt outstanding was $56.9 million as compared to $1.2 million in cash and $63.9 million in debt as of December 30, 2000. The decrease in total debt outstanding is primarily due to cash flows provided by operating activities exceeding cash requirements for capital expenditures and dividends. Additional borrowings available under all credit facilities totaled $61.8 million. The Company has complied with all financial covenants contained in the financing agreements. Available cash, cash from operations and available credit under the credit facilities are expected to be sufficient to meet cash dividend and normal operating requirements for the foreseeable future.

MARKET RISK

The principal market risks to which the Company is exposed that may adversely impact results of operations and financial position are changes in certain raw material prices, interest rates and fluctuations in foreign exchange rates. The Company has no market risk sensitive instruments held for trading purposes.

Raw materials used by the Company are exposed to the impact of changing commodity prices. Accordingly, the Company historically has entered into commodity futures and option contracts to manage fluctuations in prices of anticipated purchases of certain raw materials. The Company’s Board-approved policy is to use such commodity derivative financial instruments only to the extent necessary to manage these exposures. The Company does not use these financial instruments for trading purposes. At September 29, 2001, the Company had no open positions on commodity futures contracts.

The Company’s long-term debt obligations incur interest at floating rates, based on changes in U.S. Dollar LIBOR, Canadian Dollar LIBOR and the prime rate of interest. Therefore, the Company has an exposure to changes in these interest rates. In the third quarter 2001, the Company entered into an interest rate swap agreement in order to manage the risk associated with variable interest rates. The notional amount, interest payment and maturity dates of the swaps match the principal, interest payment and maturity dates of the related debt. Accordingly, any market risk or opportunity associated with these swaps is offset by the opposite market impact on the related debt. At September 29, 2001, the Company’s long term debt totaled $56.6 million, with interest rates ranging from 3.9% to 7.0%, with a weighted average interest rate of 5.1%. A 10% increase in U.S. LIBOR and Canadian LIBOR would have increased interest expense for the thirteen weeks ended September 29, 2001 by $0.1 million.

Through the operations of Tamming Foods Ltd. (“Tamming”), a Canadian subsidiary of the Company, the Company has an exposure to foreign exchange rate fluctuations, primarily between the U.S. and Canadian dollars. Foreign exchange rate fluctuations have limited impact on the earnings of the Company as a majority of the sales of Tamming are denominated in U.S. dollars. The indebtedness used to finance the acquisition of Tamming is denominated in Canadian dollars and serves as an effective hedge of the net asset investment in Tamming. A 10% devaluation of the Canadian dollar would result in an immaterial change in the Company’s net asset investment in Tamming.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which the Company is exposed that may adversely impact results of operations and financial position include changes in certain raw material prices, interest rates and foreign exchange rates. Quantitative and qualitative disclosures about these market risks are included under “Market Risks” in Item 2 above, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

The Registrant’s Amended and Restated Credit Agreement dated May 26, 2000, restricts payment of cash dividends and repurchases of its common stock by the Registrant if, after payment of any such dividends or any such repurchases of its common stock, the Registrant’s consolidated stockholders’ equity would be less than $125,000,000. At September 29, 2001, the Registrant’s consolidated stockholders’ equity was $178,229,000.

Item 5. Other Information

Subject to the declaration by the Board of Directors of the Registrant, the Registrant has determined a schedule of projected record and payment dates for quarterly cash dividends in 2002. Those dates are projected to be as follows:

Record Date	Payment Date

February 11, 2002	February 20, 2002

May 10, 2002	May 20, 2002

August 12, 2002	August 20, 2002

November 11, 2002	November 20, 2002

Several weeks prior to each projected record date, the Board of Directors will consider the financial results and condition of the Registrant prior to the declaration of a dividend. There is no assurance that the Board of Directors will declare any dividend.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Restated Articles of Incorporation of Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998.

3.2	Articles of Amendment of Lance, Inc. dated July 14, 1998 designating rights, preferences and privileges of the Registrant’s Series A Junior Participating Preferred Stock, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

3.3	Bylaws of Lance, Inc., as amended through April 26, 2001, incorporated herein by reference to Exhibit 3.3 of the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 30, 2001.

10.1*	Amendment to Executive Severance Agreement dated July 26, 2001 between Lance, Inc. and Paul A. Stroup, III.

10.2*	Amendment to Executive Severance Agreement dated July 26, 2001 between Lance, Inc. and Earl D. Leake.

99.1	Cautionary Statement under Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the thirteen weeks ended September 29, 2001.

*	Management Contract

Items 1, 3, and 4 are not applicable and have been omitted.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCE, INC.

	By:	/s/ B. Clyde Preslar

B. Clyde Preslar Vice President and Principal Financial Officer

Dated: October 23, 2001

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

EXHIBITS
Item 6(a)

FORM 10-Q
QUARTERLY REPORT

For the quarterly period ended	Commission File Number

September 29, 2001	0-398

LANCE, INC.

EXHIBIT INDEX

Exhibit
No.	Exhibit Description

3.1	Restated Articles of Incorporation of Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998.

3.2	Articles of Amendment of Lance, Inc. dated July 14, 1998 designating rights, preferences and privileges of the Registrant’s Series A Junior Participating Preferred Stock, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

3.3	Bylaws of Lance, Inc., as amended through April 26, 2001, incorporated herein by reference to Exhibit 3.3 of the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 30, 2001.

10.1*	Amendment to Executive Severance Agreement dated July 26, 2001 between Lance, Inc. and Paul A. Stroup, III.

10.2*	Amendment to Executive Severance Agreement dated July 26, 2001 between Lance, Inc. and Earl D. Leake.

99.1	Cautionary Statement under Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

*	Management Contract