Form 10-K
period 2001-12-29
LANCE INC
filed 2002-02-22
CIK 57528

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

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

              8600 SOUTH BOULEVARD, CHARLOTTE, NORTH CAROLINA 28273
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of shares of the Registrant's $.83-1/3 par value Common Stock, its only outstanding class of voting stock, held by non-affiliates as of February 19, 2002 was approximately $361,000,000.

The number of shares outstanding of the Registrant's $.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of February 19, 2002, was 29,040,923 shares.

                       DOCUMENT INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2002 are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

         Lance, Inc. was incorporated as a North Carolina corporation in 1926. Lance, Inc. and its subsidiaries are collectively referred to herein as the Registrant or the Company.

         The Registrant manufactures, markets and distributes a variety of snack food products including individual and multi-pack configurations of sandwich crackers, cookies, candy, cakes, meat snacks and bread basket items as well as salty snacks including potato chips, corn chips, popcorn products and nuts. In addition, the Registrant manufactures products packaged in larger sizes including crackers, cookies, bread basket items, potato chips and other salty snack products. Of the products sold by the Registrant, 80% are manufactured by the Registrant and 20% are purchased for resale.

         The Registrant's branded products are primarily sold under the Lance and Cape Cod trade names. Registered trademarks that it owns include: LANCE, CAPE COD POTATO CHIPS, TOASTCHEE, TOASTY, NEKOT, NIPCHEE, CHOC-O-LUNCH, VAN-O-LUNCH, GOLD-N-CHEES, CAPTAIN'S WAFERS, and VISTA. Other brand names used by the Registrant include CHIP THUNDER and FIRECRACKER BARBECUE.

         The Registrant's branded product customer base includes grocery and mass merchants, convenience and drug stores, food service brokers and institutions, vending operations, schools, military and government facilities and "up and down the street" outlets such as recreational facilities, offices, restaurants and independent retailers. The Registrant's non-branded product sales consist primarily of private label sales. They also include sales of other companies' branded products and sales to other manufacturers. Private label customers include grocery and mass merchandisers. The Registrant sells other companies' branded products primarily through its vending operations as well as convenience and drug stores and "up and down the street" outlets. The Registrant currently distributes products throughout most of the United States and parts of Canada and Europe.

         Products are distributed by the Registrant's direct-store delivery ("DSD") system, third party carriers and through direct shipments by its own transportation fleet. Approximately 59% of sales are distributed through the DSD system. The DSD system is administered through three regions that are divided into 20 sales districts that are further divided into 231 sales divisions, each under the direction of a division manager. Within each division are sales routes, each serviced by one representative. At December 29, 2001, there were 1,830 sales routes. The Registrant uses its own fleet of tractors and trailers to make weekly deliveries of its products to the sales territories. The Registrant provides its representatives with stockroom space for their inventory requirements through individual territory stockrooms and metro distribution centers. The representatives load their own or company owned step-vans from these stockrooms for delivery to customers. The Registrant operates Company-owned vending machines in approximately 44,000 customer locations. These vending machines are generally made available to customers on a commission or rental basis. The machines are not designed or manufactured specifically for the Registrant, and their use is not limited to any particular sales area or class of customer. The Registrant's non-DSD sales are made through Company sales personnel, independent distributors or brokers. Most non-DSD sales are direct shipments using third party carriers.

         The principal raw materials used in the manufacture of the Registrant's snack food products are flour, peanuts, peanut butter, oils, shortenings, potatoes, sugar, popcorn, cheese, corn syrup, and seasonings. The principal supplies used are flexible film, cartons, trays, boxes and bags. These raw materials and supplies are generally available in adequate quantities in the open market either from sources in the United States or from other countries and are generally contracted up to a year in advance. The principal types of energy used by the Registrant are electricity, natural and propane gas, fuel oil and diesel fuel, all of which are currently available in adequate quantities.

         All of the Registrant's products are sold in highly competitive markets in which there are many competitors. In the case of many of its products, the Registrant competes with manufacturers with greater total revenues and greater resources than the Registrant. The principal methods of competition are price, delivery, service and product quality. Generally, the Registrant believes that it is competitive in these methods as a whole. The methods of competition and the Registrant's competitive position vary according to the locality, the particular products and the policies of its competitors. Although reliable statistics are unavailable as to production and sales by others in the industry, the Registrant believes that in its core areas of distribution it is one of the largest suppliers of filled sandwich crackers.

         Sales to the Registrant's largest customer (Wal-Mart Stores, Inc.) were approximately 10.3% of revenues in 2001. While the Registrant enjoys a continuing business relationship with Wal-Mart Stores, Inc., the loss of this business (or a substantial portion of this business) could have a material adverse effect upon the Registrant.

         On December 29, 2001, the Registrant and its subsidiaries had 4,679 employees, none of whom were covered by a collective bargaining agreement.

ITEM 2. PROPERTIES

         The Registrant's principal plant and general offices are located in Charlotte, North Carolina on a 140-acre tract owned by the Registrant. The main facility at this location is an air-conditioned and sprinklered plant, office building and cafeteria of brick and steel containing approximately 670,000 square feet. The manufacturing portion of this facility houses seven oven lines and is equipped with storage facilities to handle many of the Registrant's raw materials in bulk and is operated on a continuous three-shift basis. Adjacent to the main facility is an air-conditioned and sprinklered plant of brick and steel used for processing potato chips, corn chips and similar products containing approximately 140,000 square feet, which is operated on a continuous three-shift basis. Also adjacent to the main facility are a 70,400 square foot precast concrete building, which houses a sales distribution facility, an 11,000 square foot brick and steel building, which houses vehicle maintenance operations, and 50,000 square foot and 40,000 square foot metal warehouse buildings.

         The Registrant also owns a plant located on an 18.5-acre tract in Burlington, Iowa. The plant is of masonry and steel and contains approximately 313,000 square feet. This plant houses eight oven lines, certain of which are operated on a continuous three-shift basis. Adjacent to the plant is a steel storage building of approximately 5,800 square feet. Additionally, the Registrant owns two plants located on two tracts totaling approximately 8 acres in Ontario, Canada. These plants are located in Waterloo and Guelph and have approximately 41,000 and 83,000 square feet, respectively. The Registrant also owns a plant in Hyannis, Massachusetts located on a 5.4-acre tract. The plant is of masonry and steel and contains approximately 32,000 square feet.

         The Registrant leases office space for administrative support and district sales offices throughout the United States. The Registrant also leases eight distribution/warehouse facilities for periods ranging from one to six years. In addition, the Registrant leases most of its stockroom space for its DSD field sales representatives in various locations mainly on month-to-month tenancies.

The Registrant believes that it has sufficient production capacity to meet foreseeable demand in 2002.

ITEM 3. LEGAL PROCEEDINGS

         The Registrant is not a party to, nor are any of its assets subject to, any material pending legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

SEPARATE ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

         Information as to each executive officer of the Registrant, who is not a director or a nominee named in Item 10 of this Form 10-K, is as follows:

   Name                  Age                                    Information About Officer
   ----                  ---                                    -------------------------

Robert S. Carles         61        Secretary of Lance, Inc. since 1997 and Assistant Secretary 1981-1997 and Corporate
                                   Attorney since 1976, retired 2002

H. Dean Fields           60        Vice President of Lance, Inc. since 2002; President of Vista Bakery, Inc. (subsidiary of Lance, Inc.) since 1996

L. Rudy Gragnani         48        Vice President of Lance, Inc. since 1997; Vice President of Coca-Cola Bottling Company of New
                                   York 1996-1997

Earl D. Leake            50        Vice President of Lance, Inc. since 1995

Frank I. Lewis           49        Vice President of Lance, Inc. since 2000 and Regional Vice President of Frito Lay, Inc.
                                   (subsidiary of PepsiCo, Inc.) 1991-2000

David R. Perzinski       42        Treasurer of Lance, Inc. since 1999, Senior Director of Sales/Marketing Finance and Treasury
                                   Operations of Lance, Inc. 1997-1999, Director of Sales/Marketing Finance and Treasury Operations
                                   of Lance, Inc. 1996-1997

B. Clyde Preslar         47        Vice President and Chief Financial Officer of Lance, Inc. since 1996; Secretary of Lance, Inc.
                                   since 2002

Richard G. Tucker        47        Vice President of Lance, Inc. since 1996; President of Lance Company since 1999

Margaret E. Wicklund     41        Corporate Controller, Principal Accounting Officer and Assistant Secretary of Lance, Inc. since
                                   1999; Senior Director of Corporate Tax and Shared Services 1998-1999 and Director of Corporate
                                   Tax 1993-1998

         All the executive officers were appointed to their current positions at the Annual Meeting of the Board of Directors on April 26, 2001, except Mr. Fields was appointed Vice President on January 31, 2002 and Mr. Preslar was appointed Secretary on February 1, 2002. All of the Registrant's executive officers' terms of office extend until the next Annual Meeting of the Board of Directors and until their successors shall have been duly elected and qualified.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The Company had 4,088 stockholders of record as of February 19, 2002.

         The $.83-1/3 par value Common Stock of Lance, Inc. is traded in the over-the-counter market under the symbol LNCE and transactions in the Common Stock are reported on The nasdaq Stock Market. The following table sets forth the high and low sales prices and dividends paid during the interim periods in fiscal years 2001 and 2000.

                                                          High        Low      Dividend
2001 Interim Periods                                      Price      Price       Paid
--------------------                                      ------     ------    --------
First quarter (13 weeks ended March 31, 2001)             $13.50     $10.25     $ 0.16
Second quarter (13 weeks ended June 30, 2001)              13.70      10.88       0.16
Third quarter (13 weeks ended September 29, 2001)          14.99      10.25       0.16
Fourth quarter (13 weeks ended December 29, 2001)          15.95      12.30       0.16

                                                          High        Low      Dividend
2000 Interim Periods                                      Price      Price       Paid
--------------------                                      ------     ------    --------
First quarter (13 weeks ended March 25, 2000)             $11.50     $ 8.88     $ 0.16
Second quarter (13 weeks ended June 24, 2000)              11.44       9.31       0.16
Third quarter (13 weeks ended September 23, 2000)          10.50       8.56       0.16
Fourth quarter (14 weeks ended December 30, 2000)          12.88       9.00       0.16

         On January 31, 2002, the Board of Directors of Lance, Inc. declared a quarterly cash dividend of $0.16 per share payable on February 20, 2002 to stockholders of record on February 11, 2002. The Board of Directors of Lance, Inc. will consider the amount of future cash dividends on a quarterly basis.

         The Registrant's Amended and Restated Credit Agreement dated May 26, 2000, restricts payment of cash dividends and repurchases of its common stock by the Registrant if, after payment of any such dividends or any such repurchases of its common stock, the Registrant's consolidated stockholders' equity would be less than $125,000,000. At December 29, 2001, the Registrant's consolidated stockholders' equity was $177,919,000.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected historical financial data of the Company for the five-year period ended December 29, 2001. The selected financial data have been derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere herein. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements, including the notes thereto. Amounts are in thousands, except per share data.

                                             2001         2000         1999         1998         1997
-------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS:
Net sales and other operating
revenue                                    $582,906     $576,299     $531,274     $486,432     $486,854
Earnings before interest and taxes           41,395       39,026       42,282       46,107       41,837
Earnings before income taxes                 37,637       34,550       39,865       43,743       48,688
Income taxes                                 13,860       12,589       15,104       16,135       18,591
Net income                                   23,777       21,961       24,761       27,608       30,097

AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
BASIC                                        28,909       28,961       29,874       29,925       29,893
DILUTED                                      29,068       28,976       29,918       30,043       30,018

PER SHARE OF COMMON STOCK:
Net income - basic                             0.82         0.76         0.83         0.92         1.01
Net income - diluted                           0.82         0.76         0.83         0.92         1.00
Cash dividends                                 0.64         0.64         0.96         0.96         0.96

FINANCIAL STATUS AT YEAR-END:
Total assets                               $313,399     $316,138     $330,662     $251,403     $252,740
Total debt                                   49,831       63,931       71,206           --           --
-------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion provides an assessment of the Company's financial condition, results of operations and liquidity and capital resources and should be read in conjunction with the accompanying financial statements and notes thereto included elsewhere herein.

OVERVIEW

         The Company manufactures, markets and distributes a variety of snack food products including individual and multi-pack configurations of sandwich crackers, cookies, candy, cakes, meat snacks and bread basket items as well as salty snacks including potato chips, corn chips, popcorn products and nuts. In addition, the Company manufactures products packaged in larger sizes including crackers, cookies, bread basket items, potato chips and other salty snack products. Of the products sold by the Company, 80% are manufactured by the Company and 20% are purchased for resale. Products are distributed by the Company's direct-store delivery ("DSD") system, third party carriers and through direct shipments by its own transportation fleet.

         The Company's branded product customer base includes grocery and mass merchants, convenience and drug stores, food service brokers and institutions, vending operations, schools, military and government facilities and "up and down the street" outlets such as recreational facilities, offices, restaurants and independent retailers. The Registrant's non-branded product sales consist primarily of private label sales. They also include sales of other companies' branded products and sales to other manufacturers. Private label customers include grocery and mass merchants. The Registrant sells other companies' branded products primarily through its vending operations and through convenience and drug stores and "up and down the street" outlets. The Company currently distributes products throughout most of the United States and parts of Canada and Europe.

         The Company's growth plans are based on improved sales, more effective distribution, increased marketing activities, new product introductions and greater penetration of growing trade channels such as mass merchants, convenience and grocery stores. A key element of these plans is the revitalization of the Company's DSD route sales system.

         The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, bad debts, inventories, investments, intangible assets, income taxes, insurance, other post-retirement benefits, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

2001 COMPARED TO 2000                                          2001                     2000                   DIFFERENCE
----------------------------------------------------------------------------------------------------------------------------
Revenues                                               $582.9       100.0%      $576.3       100.0%      $  6.6          1.1%
Cost of sales                                           284.1        48.7%       284.7        49.4%         0.6          0.2%
----------------------------------------------------------------------------------------------------------------------------
  Gross margin                                          298.8        51.3%       291.6        50.6%         7.2          2.5%
Selling, marketing and delivery expenses                220.6        37.8%       223.6        38.8%         3.0          1.3%
General and administrative expenses                      30.2         5.2%        25.4         4.4%        (4.8)       (18.9)%
Provisions for employees' retirement plans                4.5         0.8%         4.2         0.7%        (0.3)        (7.1)%
Amortization of goodwill and other intangibles            2.1         0.4%         1.8         0.3%        (0.3)       (16.7)%
Other income, net                                        (0.0)       (0.0)%       (2.4)       (0.4)%       (2.4)      (100.0)%
----------------------------------------------------------------------------------------------------------------------------
Earnings before interest and taxes                       41.4         7.1%        39.0         6.8%         2.4          6.2%
Interest expense, net                                     3.7         0.6%         4.4         0.8%         0.7         15.9%
Income taxes                                             13.9         2.4%        12.6         2.2%        (1.3)       (10.3)%
----------------------------------------------------------------------------------------------------------------------------
Net income                                             $ 23.8         4.1%      $ 22.0         3.8%      $  1.8          8.2%
----------------------------------------------------------------------------------------------------------------------------

         Revenues in the 52-week fiscal year 2001 increased $6.6 million or 1.1% over the 53-week fiscal year 2000. The revenue impact of the fifty-third week in 2000 was approximately $6.6 million. Excluding the additional revenue week in 2000, revenues in 2001 increased $13.2 million as a result of increased sales of the Company's non-branded products. The Company's branded product sales declined slightly as compared to 2000. In 2001, the Company's branded products comprised 67% of total sales as compared to 69% in 2000. The Company's non-branded revenues consist mostly of private label sales and also include sales to other manufacturers and third party branded products. Private label sales represented 20% and 19% of revenues in 2001 and 2000, respectively.

         Gross margin as a percent of revenue increased 0.7 percentage points to 51.3% in 2001. This increase is primarily due to improved manufacturing efficiencies and lower commodity and packaging costs. These improvements were partially offset by a higher proportion of sales to direct ship customers which have lower gross margins.

         Selling, marketing and delivery costs decreased $3.0 million compared to 2000. This decrease is partially due to a higher proportion of direct shipments, which require less selling and delivery expenses. In addition, reduced severance provisions and lower expenses due to the impact of the fifty-third week in 2000 contributed to the decrease in selling, marketing and delivery costs. These decreases were somewhat offset by increased provisions for incentive compensation.

         General and administrative expenses increased $4.8 million compared to the prior year due predominately to increased incentive compensation provisions. The provision for employees' retirement plans was higher due to the profitability-based formula for these contributions.

         Other income primarily includes gains and losses on fixed asset dispositions and foreign currency transactions. In addition, included in other income in 2001 was a $0.9 million gain related to the curtailment of the Company's post-retirement benefit plan.

         Net interest expense of $3.7 million in 2001 declined from $4.4 million in 2000. The decrease of $0.7 million was primarily the result of lower interest rates and lower debt levels during the year. See discussion in "Liquidity and Capital Resources" section below.

         The effective income tax rate increased from 36.4% in 2000 to 36.8% in 2001 due to changes in the composition of earnings among the consolidated entities.

2000 COMPARED TO 1999                                         2000                     1999                   DIFFERENCE
---------------------------------------------------------------------------------------------------------------------------
Revenues                                               $576.3       100.0%      $531.3       100.0%      $ 45.0         8.5%
Cost of sales                                           284.7        49.4%       246.0        46.3%       (38.7)      (15.7)%
---------------------------------------------------------------------------------------------------------------------------
  Gross margin                                          291.6        50.6%       285.3        53.7%         6.3         2.2%
Selling, marketing and delivery expenses                223.6        38.8%       213.1        40.1%       (10.5)       (4.9)%
General and administrative expenses                      25.4         4.4%        24.9         4.7%        (0.5)       (2.0)%
Provisions for employees' retirement plans                4.2         0.7%         4.6         0.9%         0.4         8.7%
Amortization of goodwill and other intangibles            1.8         0.3%         1.4         0.2%        (0.4)      (28.6)%
Other income, net                                        (2.4)       (0.4)%       (1.0)       (0.2)%        1.4       140.0%
---------------------------------------------------------------------------------------------------------------------------
Earnings before interest and taxes                       39.0         6.8%        42.3         8.0%        (3.3)       (7.8)%
Interest expense, net                                     4.4         0.8%         2.4         0.5%        (2.0)      (83.3)%
Income taxes                                             12.6         2.2%        15.1         2.8%         2.5        16.6%
---------------------------------------------------------------------------------------------------------------------------
Net income                                             $ 22.0         3.8%      $ 24.8         4.7%      $ (2.8)      (11.3)%
---------------------------------------------------------------------------------------------------------------------------

         Revenues increased $45.0 million or 8.5% in 2000. Approximately $26.6 million of the revenue growth was attributable to the acquisitions of Tamming Foods Ltd. ("Tamming") and Cape Cod Potato Chip Company Inc. ("Cape Cod"). Revenues increased $18.4 million or 3.7% in the pre-acquisition business primarily due to growth in contract manufacturing and private label sales. Approximately $6.6 million of revenue growth resulted from the impact of the 53-week fiscal year in 2000 as compared to the 52-week fiscal year in 1999.

         Gross margin as a percent of revenue decreased 3.1 percentage points to 50.6% in 2000. The margin decline resulted from the higher proportion of sales to direct ship customers. Additional factors included production inefficiencies related to significant changes in volume and sales mix as well as the lower gross margins of the acquired businesses.

         Selling, marketing and delivery costs increased $10.5 million compared to 1999 of which approximately 45% of the increase was attributable to the inclusion of the acquired businesses for the full year. The remaining increase was the result of higher personnel costs, including severance provisions, and higher distribution costs due to increased sales and fuel charges.

         General and administrative expenses increased $0.5 million compared to the prior year due to the full year impact of the acquired businesses. The provision for employees' retirement plans was lower due to the profitability-based formula for these contributions. Amortization of goodwill and intangibles increased as a result of the full year impact of the acquisitions. Other income of $2.4 million predominately includes gains and losses on fixed asset dispositions.

         Net interest expense was $4.4 million in 2000 compared to $2.4 million in 1999. The increase of $2.0 million was primarily the result of the full year impact of acquisition related debt incurred in 1999.

         The effective income tax rate decreased from 37.9% in 1999 to 36.4% in 2000 due to changes in the composition of earnings among the consolidated entities.

LIQUIDITY AND CAPITAL RESOURCES

         Primary sources of liquidity are cash flows from operating activities and certain financing activities. Net cash provided by operating activities was $63.0 million for 2001. This compares to $51.5 million in 2000. The increase in net cash provided by operating activities is primarily related to increased earnings, further decreases in accounts receivable and increases in various operating liabilities. Year-to-year changes in inventory and accounts payable levels impacted cash flow unfavorably. Working capital (other than cash and cash equivalents) decreased to $31.4 million from $40.6 million in 2000.

         Cash flow used in investing activities was $28.8 million in 2001. The primary component of cash used in investing activities was capital expenditures. Cash expenditures for fixed assets totaled $30.9 million in 2001 compared to $24.8 million in 2000. Major investments in 2001 included automated packaging equipment and potato chip processing equipment. During 2001, proceeds from the sale of real and personal property provided approximately $2.1 million of cash to fund investing activities.

         Cash used in financing activities for 2001 totaled $30.4 million. During 2001, the Company repaid debt, net of borrowings, of $12.0 million. In 2001 and 2000 the Company paid dividends of $0.64 per share totaling $18.6 million each year. On January 31, 2002, the Board of Directors authorized the repurchase of 1.0 million shares of its common stock. During 2001, the Company did not repurchase any shares of its common stock and currently has no active program to repurchase shares of its common stock.

         In 2000, the Company amended its unsecured revolving credit agreement, first entered into in 1999, giving the Company the ability to borrow up to $60 million and Canadian ("Cdn") $25 million through April 2004. At December 29, 2001, $9.5 million was outstanding on these unsecured revolving credit facilities. Borrowing and repayments under these revolving credit facilities are similar in nature to short-term credit lines; however, due to the nature and terms of the agreements allowing repayment through April 2004, all borrowings under these facilities are classified as long-term debt. On February 8, 2002, the agreement was further amended to extend the maturity date to February 2007.

         As of December 29, 2001, cash and cash equivalents totaled $4.8 million and total debt outstanding was $49.8 million. Additional borrowings available under all credit facilities totaled $68.7 million. The Company has complied with all financial covenants contained in the financing agreements.

         The Company leases certain facilities and equipment classified as operating leases. The future minimum lease commitments for operating leases as of December 29, 2001 were $5,540,000. The minimum commitments under these leases for 2002, 2003, 2004, 2005 and thereafter are $2,723,000, $1,342,000, $953,000,
$328,000 and $194,000 respectively.

         The Company also maintains standby letters of credit in connection with its self-insurance reserves for casualty claims. The total amount of these letters of credit was $5.9 million as of December 29, 2001.

         In addition, the Company entered into a long-term guaranteed payment commitment during 2000 with a supplier. Under the terms of this agreement, to the extent the Company's purchases exceed an agreed upon amount no additional amount is due from the Company. However, if purchases are below this amount, the Company is required to compensate the supplier. During 2000 and 2001, the Company made purchases from the supplier totaling $2.1 million and $2.8 million, respectively. In addition, the Company has provided a guarantee to a third party for fixed asset financing for the supplier. The maximum annual payment guarantees to both the supplier and third party are $838,000 per year through 2007 and $249,000 in 2008. The total amount outstanding under these guarantees was $4,439,000 as of December 29, 2001.

         Available cash, cash from operations and available credit under the credit facilities are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future.

         On January 31, 2002 the Board of Directors declared a $0.16 quarterly dividend payable on February 20, 2002 to stockholders of record on February 11, 2002.

FORWARD-LOOKING STATEMENTS

         This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those forward-looking statements. Factors that may cause actual results to differ materially include price competition, industry consolidation, raw material costs, effectiveness of sales and marketing activities, interest rate and credit risks, as described in the Company's filings with the Securities and Exchange Commission, including Exhibit 99 to this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The principal market risks to which the Company is exposed that may adversely impact results of operations and financial position are changes in certain raw material prices, increased interest rates, credit risks and fluctuations in foreign exchange rates. The Company has no market risk sensitive instruments held for trading purposes.

         Raw materials used by the Company are exposed to the impact of changing commodity prices. At times, the Company enters into commodity futures and option contracts to manage fluctuations in prices of anticipated purchases of certain raw materials. The Company's policy is to use such commodity derivative financial instruments only to the extent necessary to manage these exposures. The Company does not use these financial instruments for trading purposes. During 2001, the Company did not enter into any commodity contracts.

         Most of the Company's long-term debt obligations incur interest at floating rates, based on changes in U.S. Dollar LIBOR, Canadian Dollar LIBOR and prime rate interest. To manage exposure to changing interest rates, the Company has entered into an interest rate swap agreement covering a significant amount of its outstanding debt. At December 29, 2001, the Company's long term debt totaled $49.8 million, with interest rates ranging from 4.04% to 7.00%, with a weighted average interest rate of 5.76%. A 10% increase in U.S. LIBOR and Canadian LIBOR would have increased interest expense for the 2001 year by $0.5 million.

         The Company is exposed to certain credit risks related to its accounts receivable. The Company performs ongoing credit evaluations of its customers to minimize the potential exposure. In February 2002, a customer of the Company lost a significant portion of its business and is now considered a credit risk. The maximum loss that the Company could recognize, net of tax, is approximately $350,000 as of February 19, 2002. As of December 29, 2001, the Company had an allowance for doubtful accounts of $2.0 million.

         Through the operations of its Canadian subsidiary, Tamming, the Company has an exposure to foreign exchange rate fluctuations, primarily between U.S. and Canadian dollars. Foreign exchange rate fluctuations have limited impact on the earnings of the Company as a majority of the sales of Tamming are denominated in U.S. dollars. The indebtedness used to finance the acquisition of Tamming is denominated in Canadian dollars and serves as an effective hedge of the net asset investment in Tamming. A 10% devaluation of the Canadian dollar would result in an immaterial change in the Company's net asset investment in Tamming.

         Inflation and changing prices have not had a material impact on the Company's net sales and income for the last three fiscal years.

         For the 2001 fiscal year, the Company implemented SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Prior to September 2001, the Company had no derivative instruments. There was no impact on the financial statements for the initial adoption.

         The Company is exposed to certain market, commodity and interest rate risks as part of its ongoing business operations and may use derivative financial instruments, where appropriate, to manage these risks. The derivative instruments must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The Company does not use derivatives for trading purposes.

         Interest Rate Risk - The Company is exposed to interest rate volatility with regard to existing variable rate debt obligations. The Company uses interest rate swap agreements to reduce interest rate volatility, and to achieve a desired proportion of variable versus fixed rate debt, based on current and projected market conditions.

         Price Risk - The Company is exposed to price fluctuations primarily as a result of anticipated purchases of raw and packaging materials. The Company will consider the use of futures and options contracts to reduce price fluctuations; however, the Company currently has no open futures or options contracts related to raw and packaging materials.

         The Company currently records the fair value of outstanding derivatives in other long-term liabilities. Gains and losses related to the ineffective portion of the hedge is recorded in expenses based on the nature of the derivative. There was no ineffectiveness as a result of the derivative as of December 29, 2001. The qualifying derivative is reported as part of cash flow hedge arrangements as follows:

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

         In September 2001, the Company entered into an interest rate swap agreement in order to manage the risk associated with variable interest rates. The variable-to-fixed interest rate swap is accounted for as a cash flow hedge, with effectiveness assessed based on changes in the present value of interest payments on the underlying debt. The notional amount, interest payment and maturity dates of the swap match the principal, interest payment and maturity dates of the related debt. The interest rate on the swap was 5.9%, including applicable margin. The underlying notional amount of the swap agreement is Cdn $50 million. The fair value, determined by a third party financial institution, of the interest rate swap was a $1.2 million liability as of December 29, 2001 and is included in other long-term liabilities.

         Unrealized losses from the cash flow hedge are recorded in accumulated other comprehensive income at December 29, 2001 was $0.7 million, net of tax, related to the interest rate swap, which will be reclassified into interest expense over the life of the interest rate hedge.

         If the interest rate swap was terminated, the gain or loss realized upon termination would be deferred and amortized to interest expense over the remaining term of the underlying debt instrument it was intended to modify. However, if the underlying debt instrument were to be settled prior to maturity, the gain or loss realized upon termination would be recognized immediately.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income
--------------------------------------------------------------------------------

LANCE, INC. AND SUBSIDIARIES
For the Fiscal Years Ended December 29, 2001, December 30, 2000, and December 25, 1999 (In thousands, except share and per share data)


                                                                           2001                  2000                  1999
--------------------------------------------------------------------------------------------------------------------------------
NET SALES AND OTHER OPERATING REVENUE                               $      582,906         $      576,299         $      531,274
--------------------------------------------------------------------------------------------------------------------------------

COST OF SALES AND OPERATING EXPENSES/(INCOME):
Cost of sales                                                              284,120                284,702                246,017
Selling, marketing and delivery                                            220,641                223,648                213,057
General and administrative                                                  30,240                 25,378                 24,926
Provisions for employees' retirement plans                                   4,448                  4,161                  4,575
Amortization of goodwill and other intangibles                               2,082                  1,797                  1,355
Other income, net                                                              (20)                (2,413)                  (938)
--------------------------------------------------------------------------------------------------------------------------------

EARNINGS BEFORE INTEREST AND INCOME TAXES                                   41,395                 39,026                 42,282

Interest expense, net                                                        3,758                  4,476                  2,417
--------------------------------------------------------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                                                37,637                 34,550                 39,865

Income taxes                                                                13,860                 12,589                 15,104
--------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                          $       23,777         $       21,961         $       24,761
--------------------------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE
     Basic                                                          $         0.82         $         0.76         $         0.83
     Diluted                                                        $         0.82         $         0.76         $         0.83
--------------------------------------------------------------------------------------------------------------------------------
     Weighted average shares outstanding - basic                        28,909,000             28,961,000             29,874,000
     Weighted average shares outstanding - diluted                      29,068,000             28,976,000             29,918,000
--------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
--------------------------------------------------------------------------------

LANCE, INC. AND SUBSIDIARIES
December 29, 2001 and December 30, 2000
(In thousands, except share data)

                                                                                                   (restated)
ASSETS                                                                             2001              2000
------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and cash equivalents                                                   $    4,798         $    1,224
   Accounts receivable (less allowance for doubtful
       accounts of  $2,003 and $1,843, respectively)                               41,718             44,593
   Inventories                                                                     26,828             24,295
   Prepaid income taxes                                                                --              1,120
   Deferred income tax benefit                                                      5,824              4,731
   Prepaid expenses and other                                                       3,126              5,430
------------------------------------------------------------------------------------------------------------

       Total current assets                                                        82,294             81,393

Property, plant and equipment, net                                                179,436            179,283
Goodwill, net                                                                      39,411             42,069
Other intangible assets, net                                                        9,193             10,177
Other assets                                                                        3,065              3,216
------------------------------------------------------------------------------------------------------------

       TOTAL ASSETS                                                            $  313,399         $  316,138
------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
   Current portion of long-term debt                                           $      487         $      395
   Accounts payable                                                                10,776             14,718
   Accrued compensation                                                            15,335              8,844
   Accrued profit-sharing retirement plan                                           4,274              3,836
   Accrual for insurance claims                                                     5,037              4,642
   Other payables and accrued liabilities                                          10,178              6,961
------------------------------------------------------------------------------------------------------------

       Total current liabilities                                                   46,087             39,396
------------------------------------------------------------------------------------------------------------

OTHER LIABILITIES AND DEFERRED CREDITS
   Long-term debt                                                                  49,344             63,536
   Deferred income taxes                                                           23,063             21,548
   Accrued postretirement health care costs                                         8,852             11,317
   Accrual for insurance claims                                                     4,511              4,083
   Other long-term liabilities                                                      3,623              2,600
------------------------------------------------------------------------------------------------------------

       Total other liabilities and deferred credits                                89,393            103,084
------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Common stock, 28,995,172 and 28,947,222 shares
       outstanding at December 29, 2001 and December 30, 2000                      24,163             24,123
   Preferred stock, 0 shares outstanding at December 29, 2001
       and December 30, 2000                                                           --                 --
   Additional paid-in capital                                                       1,865              1,229
   Unamortized portion of restricted stock awards
                                                                                     (826)              (437)
   Retained earnings                                                              154,075            148,859
   Accumulated other comprehensive loss
                                                                                   (1,358)              (116)
------------------------------------------------------------------------------------------------------------

       Total stockholders' equity                                                 177,919            173,658
------------------------------------------------------------------------------------------------------------

       TOTAL  LIABILITIES AND                                                  $  313,399         $  316,138
       STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders' Equity and Comprehensive Income
--------------------------------------------------------------------------------

LANCE, INC. AND SUBSIDIARIES
For the Fiscal Years Ended December 29, 2001, December 30, 2000, and December 25,1999 (In thousands, except share data)

                                                                                   Unamortized
                                                                                    Portion of               Accumulated
                                                                        Additional  Restricted                  Other
                                                              Common      Paid-in     Stock      Retained   Comprehensive
                                                Shares         Stock      Capital     Awards     Earnings    Income(Loss)   Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 26, 1998 (restated)         29,989,210     $ 24,991     $ 1,981     $(502)    $ 158,589     $    90     $ 185,149

Comprehensive income:
    Net income                                        --           --          --        --        24,761          --        24,761
    Net change in unrealized gains
       on marketable securities, net
       of tax effect of ($45)                         --           --          --        --            --         (90)          (90)
    Foreign currency translation
       adjustment                                     --           --          --        --            --          15            15
                                                                                                                          ---------
    Total comprehensive income                        --           --          --        --            --          --        24,686
                                                                                                                          ---------

Cash dividends paid to stockholders                   --           --          --        --       (28,808)         --       (28,808)


Stock options exercised                            3,487            3          57        --            --          --            60

Issuance of restricted stock, net
    of cancellations                              58,200           49         514      (297)           --          --           266

Purchases of common stock                       (100,000)         (84)         --        --        (1,414)         --        (1,498)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 25, 1999 (restated)         29,950,897       24,959       2,552      (799)      153,128          15       179,855

Comprehensive income:
    Net income                                        --           --          --        --        21,961          --        21,961
    Foreign currency translation
       adjustment                                     --           --          --        --            --        (131)         (131)
                                                                                                                          ---------
    Total comprehensive income                        --           --          --        --            --          --        21,830
                                                                                                                          ---------

Cash dividends paid to stockholders                   --           --          --        --       (18,572)         --       (18,572)

Stock options exercised                               --           --          --        --            --          --            --

Issuance of restricted stock, net
    of cancellations                             (27,675)         (23)       (184)      362            --          --           155

Purchases of common stock                       (976,000)        (813)     (1,139)       --        (7,658)         --        (9,610)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 30, 2000 (restated)         28,947,222       24,123       1,229      (437)      148,859        (116)      173,658

Comprehensive income:
    Net income                                        --           --          --        --        23,777          --        23,777
    Unrealized loss on interest rate
       swap, net of tax effect of ($436)              --           --          --        --            --        (739)         (739)
    Foreign currency translation
       adjustment                                     --           --          --        --            --        (503)         (503)
                                                                                                                          ---------
    Total comprehensive income                        --           --          --        --            --          --        22,535
                                                                                                                          ---------

Cash dividends paid to stockholders                   --           --          --        --       (18,561)         --       (18,561)

Stock options exercised                           13,000           11         129        --            --          --           140

Issuance of restricted stock, net of
     cancellations                                34,950           29         507      (389)           --          --           147
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 29, 2001                    28,995,172     $ 24,163     $ 1,865     $(826)    $ 154,075     $(1,358)    $ 177,919
-----------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

LANCE, INC. AND SUBSIDIARIES
For the Fiscal Years Ended December 29, 2001, December 30, 2000, and December 25, 1999 (In thousands)

                                                                            2001               2000               1999
-------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                               $   23,777         $   21,961         $   24,761
Adjustments to reconcile net income to cash provided by
operating activities:
     Depreciation and amortization                                           31,111             28,951             27,435
     Gain on sale of property, net                                           (1,239)            (2,043)              (902)
     Deferred income taxes                                                      985                776              3,518
     Other, net                                                                 148                156                266
     Changes in operating assets and liabilities:
       Accounts receivable                                                    2,616              1,853             (1,818)
       Inventory                                                             (2,598)             3,086             (3,698)
       Prepaid expenses and other current assets                                753             (2,398)              (903)
       Accounts payable                                                      (3,901)              (851)             1,458
       Accrued income taxes                                                   2,119               (248)             1,623
       Other payables and accrued liabilities                                 9,214                252             (5,697)
-------------------------------------------------------------------------------------------------------------------------

Net cash flow from operating activities                                      62,985             51,495             46,043
-------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchases of property and equipment                                         (30,918)           (24,751)           (30,537)
Proceeds from sale of property                                                2,144              3,848              1,570
Acquisition of businesses, net of cash acquired                                  --                 --            (53,570)
Purchases of marketable securities                                               --                 --               (556)
Maturities of marketable securities                                              --                 --              1,886
Sales of marketable securities                                                   --                 --              7,643
Other, net                                                                       --                 --                 63
-------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                       (28,774)           (20,903)           (73,501)
-------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Dividends paid                                                              (18,561)           (18,572)           (28,808)
Issuance (purchase) of common stock, net                                        140             (9,610)            (1,438)
Proceeds from debt issued, net of acquisition costs                              --                 --             64,519
Repayments of debt                                                             (304)              (384)           (36,969)
Borrowings (repayments) under revolving credit facilities,
net                                                                         (11,675)           (13,995)            35,500
-------------------------------------------------------------------------------------------------------------------------

Net cash (used in) provided by financing activities                         (30,400)           (42,561)            32,804
-------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                        (237)              (110)               101
-------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              3,574            (12,079)             5,447
CASH AND CASH EQUIVALENTS AT BEGINNING OF FISCAL YEAR                         1,224             13,303              7,856
-------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF FISCAL YEAR                          $    4,798         $    1,224         $   13,303
-------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL INFORMATION AND NON-CASH TRANSACTIONS:
Cash paid for income taxes, net of refunds of $602,
    $423 and $3,043, respectively                                        $    9,986         $   11,244         $    9,666
Cash paid for interest                                                   $    3,046         $    3,775         $    2,211
Deferred taxes included in other comprehensive income                    $      436         $       --         $       45
Deferred notes payable                                                   $       --         $    8,242         $       --

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

LANCE, INC. AND SUBSIDIARIES
December 29, 2001 and December 30, 2000

(1)      OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

The aggregated operating units of Lance, Inc. and subsidiaries (the Company) manufacture, market and distribute a variety of snack food products. The Company's customer base includes grocery and mass merchants, convenience and drug stores, food service brokers and institutions, vending operations, schools, military and government facilities and "up and down the street" customers. Products are distributed through the Company's direct-store delivery system, through third party common carriers and direct shipments by the Company's transportation fleet. The Company currently distributes products throughout most of the United States and parts of Canada and Europe.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Lance, Inc. and its subsidiaries. All material intercompany items have been eliminated. Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified for consistent presentation.

REVENUE RECOGNITION

The Company's policy is to recognize a sale at the time title to the finished product passes to the customer. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts.

FISCAL YEAR

The Company's fiscal year ends on the last Saturday of December. The years ended December 29, 2001 and December 25, 1999 included 52 weeks. The year ended December 30, 2000 included 53 weeks.

USE OF ESTIMATES

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for bad debts, insurance reserves and the useful lives of buildings and equipment. Actual results may differ from these estimates.

RESTATEMENT OF PRIOR YEAR BALANCES

In 2001, the Company identified a valuation error related to the Company's historical accounting for vending machine product inventories and related vending receivables. The Company has restated retained earnings for the earliest period presented in these financial statements. The cumulative effect of this error for fiscal years prior to 1999 resulted in a reduction of retained earnings of $935,000 as of December 26, 1998. The effects of this error on the intervening periods included in these financial statements is not material. Accordingly, the aggregate effect on 1999, 2000 and 2001 was a reduction in net income in the consolidated statement of income for fiscal 2001 of $64,000.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, receivables, accounts payable and short and long-term debt approximate fair value.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations in Canada are calculated based on their reporting currency, the Canadian Dollar. As a result, amounts related to assets and liabilities reported in the statement of cash flows will not necessarily agree to changes in the corresponding balances on the balance sheet. The effect of exchange rate changes on cash balances held in the Canadian Dollar is reported below cash flows from financing activities.

INVENTORIES

The Company's primary raw materials include flour, peanuts, peanut butter, oils, shortenings, potatoes, sugar, popcorn, cheese, corn syrup and seasonings. Supplies principally consist of packaging materials, including flexible film and boxes.

Inventories are valued at the lower of cost or market; 68% of the cost of the inventories in 2001 and 65% in 2000 was determined using the last-in, first-out
(LIFO) method and the remainder was determined using the first-in, first-out
(FIFO) method.

The Company may enter into various forward purchase agreements and derivative financial instruments to reduce the impact of volatility in raw material ingredient prices. As of December 29, 2001, the Company had no open derivative financial instruments related to commodities.

PROPERTY, PLANT AND EQUIPMENT

Depreciation is computed using the straight-line method over the estimated useful lives of depreciable property ranging from 3 to 45 years. Property is recorded at cost less accumulated depreciation with the exception of assets held for disposal which are recorded at their estimated fair value. Upon retirement or disposal of any item of property, the cost is removed from the property account and the accumulated depreciation applicable to such item is removed from accumulated depreciation. Major renewals and betterments are capitalized, maintenance and repairs are expensed as incurred, and gains and losses on dispositions are reflected in earnings. Assets under capital leases are amortized over the estimated useful life of the related property.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Other intangibles include trademarks and covenants not-to-compete. Amounts assigned to trademarks are based on independent appraisals. Goodwill and trademarks are being amortized on a straight-line basis over 40 years. The covenants not-to-compete are being amortized on a straight-line basis over the contract life. Amortization expense and accumulated amortization in 2001 were $2,082,000 and $5,155,000, respectively, compared to amortization expense and accumulated amortization of $1,797,000 and $3,133,000 in 2000.

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

INSURANCE CLAIMS

The Company maintains a self-insurance program covering portions of workers' compensation, automobile, general liability and medical costs. Self-insured accruals are based on claims filed and an estimate for claims incurred but not reported. Workers' compensation, automobile, and general liability costs are covered by standby letters of credit with the Company's claims administrators. Claims in excess of the self-insured levels are fully insured.

POST-RETIREMENT PLANS

The Company has a defined benefit health care plan which currently provides medical benefits for retirees and their spouses to age 65. The plan was amended effective July 1, 2001, and the Company began the phase out of the post-retirement healthcare plan. The post-retirement healthcare plan will be phased-out over the next ten years. This amendment resulted in a decrease in the benefit obligation which will be amortized over the next 3.19 years. The net periodic costs are recognized as employees perform the services necessary to earn the post-retirement benefits.

The Company also provides supplemental retirement benefits to certain officers. Provision for these benefits, made over the period of employment of such officers, was $210,000 in 2001, $261,000 in 2000 and $300,000 in 1999.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to certain market, commodity and interest rate risks as part of its ongoing business operations and may use derivative financial instruments, where appropriate, to manage these risks. The derivative instruments must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The Company does not use derivatives for trading purposes.

For the 2001 fiscal year, the Company implemented SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. There was no impact on the financial statements for the initial adoption.

Derivatives are recognized on the balance sheet at their fair value. On the date derivative contracts were entered into, the Company designated the derivative as the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). The Company formally documents all relationships between the hedging instrument and hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction. The Company formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item.

By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to market risk. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, currency exchange rates or commodity prices. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company maintains risk management control systems to monitor interest rate cash flow risk attributable to both the Company's outstanding or forecasted debt obligations as well as the Company's offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on the Company's future cash flows.

FOREIGN CURRENCY TRANSLATION

All assets and liabilities of Tamming Foods Ltd., a Canadian subsidiary, are translated into U.S. dollars using current exchange rates and income statement items are translated using the average exchange rates during the period. The translation adjustment is included as a component of stockholders' equity. Gains and losses on foreign currency transactions are included in earnings. Foreign currency transactions resulted in a minimal gain during 2001, a net gain of $97,000 during 2000 and a net loss of $74,000 during 1999.

STOCK OPTION PLANS

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the intrinsic value-based method of accounting prescribed by APB Opinion No. 25 and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Based Compensation, an interpretation of APB Opinion No. 25." The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma net income and pro forma earnings per share disclosures for employee stock options as if the fair value based method defined under the provisions of SFAS No. 123 had been applied.

EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.

Diluted earnings per share are calculated by including all dilutive common shares such as stock options. Dilutive potential shares were 158,000 in 2001, 15,000 in 2000 and 44,000 in 1999. Anti-dilutive shares totaling 1,367,000 in 2001, 2,123,000 in 2000 and 1,573,000 in 1999 were excluded from the dilutive earnings calculation. No adjustment to reported net income is required when computing diluted earnings per share.

ADVERTISING AND CONSUMER PROMOTION COSTS

The Company records the costs of all advertising and consumer promotion in the periods in which the advertising or promotion takes place. These costs amounted to $10,132,000, $11,932,000 and $8,984,000 for the fiscal years 2001, 2000 and
1999, respectively, and are included in selling, marketing and delivery costs in the Consolidated Statements of Income.

CONCENTRATION OF CREDIT RISK

Sales to the Company's largest customer (Wal-Mart Stores, Inc.) were approximately 10.3% of revenues in 2001. Accounts receivable at December 29, 2001 and December 30, 2000 included receivables from Wal-Mart Stores, Inc. totaling $6.5 million and $5.3 million, respectively.

The Company's total bad debt expense for the fiscal years 2001, 2000 and 1999 amounted to $2.3 million, $2.7 million and $2.8 million, respectively.

SUBSEQUENT EVENT (UNAUDITED)

In February 2002, a customer of the Company lost a significant portion of its business and is now considered a credit risk. The maximum loss that the Company could recognize, net of tax, is approximately $350,000 as of February 19, 2002.

NEW ACCOUNTING STANDARDS

Emerging Issues Task Force Issue 00-14, Accounting for Certain Sales Incentives, and Emerging Issues Task Force Issue 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products, will be effective beginning in the Company's quarter ending March 30, 2002. These Issues address the recognition, measurement and income statement classification for certain sales incentives. Had the Company implemented these new accounting policies certain expenses would have been reclassified in the income statement to reduce net sales and other operating revenue and selling, marketing and delivery expenses. If this new accounting pronouncement would have been in effect for the years ended December 29, 2001, December 30, 2000, and December 25, 1999, the impact of these reclassifications would have been $26.1 million, $23.4 million and $23.2 million respectively. These amounts would have been reclassified between net sales and other operating revenue and selling, marketing and delivery expenses. There would be no net income impact.

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated and completed after June 30, 2001. Statement No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No.
142. SFAS No. 142 also
requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

The Company is required to adopt the provisions of SFAS No. 141 immediately, and SFAS No. 142 is effective January 1, 2002. SFAS No. 141 will require that upon adoption of SFAS No. 142, the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first quarter of 2002. In addition, to the extent an intangible asset is identified as having an indefinite life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first quarter 2002. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first quarter of 2002.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $39 million and unamortized identifiable intangible assets in the amount of $9 million, all of which will be subject to the provisions of SFAS No. 141 and SFAS No. 142. Amortization expense related to goodwill was approximately $1.2 million for the year ended December 29, 2001. Under the provisions of SFAS No. 142, for fiscal years beginning after 2001, the Company will no longer record amortization expense on goodwill.

During the fourth quarter of 2001, the Company hired an independent appraisal firm to perform a fair value assessment of certain reporting units, as defined in SFAS No. 142. The fair value assessment will be used by the Company in its goodwill impairment evaluation in accordance with the provisions of SFAS No.
142. The results of this evaluation indicated that, at this time, the Company does not have an impairment of goodwill.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002.

(2)      ACQUISITIONS

Effective April 2, 1999, the Company acquired Tamming Foods Ltd. ("Tamming"), which is headquartered in Waterloo, Ontario, Canada. Tamming manufactures high quality sugar wafer products that are sold under private label in the United States and Canada.

Effective May 24, 1999, the Company acquired Cape Cod Potato Chip Company Inc. ("Cape Cod"), which is headquartered in Hyannis, Massachusetts. Cape Cod manufactures premium, kettle-cooked potato chips and other salty snacks, which are distributed throughout the United States, Canada, and Europe under the Cape Cod Potato Chips brand name.

The acquisitions described above were accounted for using the purchase method of accounting for business combinations. The aggregate purchase price of the acquisitions, including deferred consideration recorded in 2000 of $8.2 million, was $62.2 million.

The total cost of the acquisitions was allocated to the net assets acquired as follows (in thousands):

               Current assets                                            $   9,799
               Fixed assets                                                 18,333
               Goodwill and other intangibles                               55,494
               -------------------------------------------------------------------
                    Total assets                                            83,626
               -------------------------------------------------------------------
               Current liabilities                                          10,739
               Long-term debt                                                3,580
               Other liabilities                                             7,061
               -------------------------------------------------------------------
                    Total liabilities                                       21,380
               -------------------------------------------------------------------
                    Total cost of the acquisitions                       $  62,246
               -------------------------------------------------------------------

(3)    INVENTORIES

Inventories at December 29, 2001 and December 30, 2000 consisted of the following:

                                 (in thousands)                                           2001               2000
        ------------------------------------------------------------------------------------------------------------
        Finished goods                                                                 $   16,311         $   15,959
        Raw materials                                                                       6,516              5,386
        Supplies, etc                                                                       7,828              7,720
        ------------------------------------------------------------------------------------------------------------

        Total inventories at FIFO cost                                                     30,655             29,065
        Less: adjustment to reduce FIFO cost to LIFO cost                                  (3,827)            (4,770)
        ------------------------------------------------------------------------------------------------------------

        Total inventories                                                              $   26,828         $   24,295
        ------------------------------------------------------------------------------------------------------------

(4)      PROPERTY, PLANT AND EQUIPMENT

Property at December 29, 2001 and December 30, 2000 consisted of the following:


     (in thousands)                                    2001                  2000
------------------------------------------------------------------------------------

Land and land improvements                           $  11,824             $  12,015
Buildings                                               69,866                68,895
Machinery, equipment and systems                       197,417               175,561
Vending machines                                        94,822                97,679
Trucks and automobiles                                  34,935                32,528
Furniture and fixtures                                   2,961                 2,978
Assets held for disposal                                    --                   832
Construction in progress                                 8,208                15,127
------------------------------------------------------------------------------------

                                                       420,033               405,615
Accumulated depreciation and amortization             (240,597)             (226,332)
------------------------------------------------------------------------------------

Property, plant and equipment, net                   $ 179,436             $ 179,283
------------------------------------------------------------------------------------

The Company sold or disposed of certain property and equipment during 2001, 2000 and 1999 resulting in net gains (losses) of $(0.5) million, $2.1 million and $0.9 million, respectively. These gains are included in other income on the Consolidated Statements of Income.

At December 30, 2000, the Company had classified certain assets as held for disposal. During 2001, these assets were disposed of at a net loss of $705,000, which was recognized in earnings.

The Company has two facilities in Canada which accounted for $16.0 million and $16.2 million of the total net property, plant and equipment in 2001 and 2000, respectively.

(5)      LONG-TERM DEBT

Long-term debt at December 29, 2001 and December 30, 2000 consists of the following:


          (in thousands)                                                 2001                 2000
----------------------------------------------------------------------------------------------------

Unsecured revolving credit facility                                    $  9,500             $ 21,500
Cdn $50 million unsecured term loan facility                             31,445               33,335
Deferred notes payable                                                    8,336                8,242
Capital lease obligation                                                    550                  854
----------------------------------------------------------------------------------------------------

                                                                         49,831               63,931
Less: current portion of capital lease obligation                          (487)                (395)
----------------------------------------------------------------------------------------------------
Total long-term debt                                                   $ 49,344             $ 63,536
====================================================================================================

In 2000, the Company amended its unsecured revolving credit agreement, giving the Company the ability to borrow up to $60 million and Cdn $25 million through April 2004. Interest on U.S. denominated borrowings is payable at a rate based on the U.S. Dollar LIBOR plus a margin of 0.35% to 0.75%. Interest on Canadian borrowings is payable at a rate based on the Canadian Bankers Acceptance rate, plus the applicable margin and an additional 0.25% fee. The applicable margin, which was 0.45% at December 29, 2001, is determined by certain financial ratios. The weighted average interest rate at December 29, 2001 and December 30, 2000 was 5.76% and 6.90%, respectively. The agreement also requires the Company to pay a facility fee on the entire $60 million and Cdn $25 million revolver ranging from 0.15% to 0.25% based on financial ratios.

The Company has a Cdn $50 million unsecured term loan that is due August 2005. Interest is payable semi-annually at Cdn LIBOR plus a margin ranging from 0.75% to 1.125%. The applicable margin, which was 0.75% at December 29, 2001, is determined by certain financial ratios. The interest rate at December 29, 2001 was 3.60% compared to 6.50% at December 30, 2000. During 2001, the Company entered into an interest rate swap agreement that fixes the interest rate on this debt at 5.9%, including applicable margin.

In addition, in 2000, the Company recorded $8.2 million of deferred notes payable related to a contingent consideration agreement entered into in the purchase of Tamming Foods. This agreement requires payment of Cdn $15.6 million ($9.8 million at December 29, 2001) in April 2004. The Company discounted the balance of the note at 7% and will record imputed interest over the remaining life of the debt.

The Company leases certain machinery and equipment under a long-term lease agreement. The lease terminates in November 2003 with the option to purchase the equipment. The assets under capital lease have been classified with machinery and equipment in property, plant, and equipment, amounting to $2,982,000 at December 29, 2001. Accumulated amortization of these assets was $650,000 at December 29, 2001. The assets are amortized over the life of the equipment and amortization expense is included in depreciation expense.

The carrying value of all long-term debt approximates fair value. At December 29, 2001 and December 30, 2000, the Company had available approximately $68,707,000 and $53,691,000 respectively, of unused credit facilities.

All debt agreements require the company to comply with certain covenants, such as a debt to EBITDA ratio, interest coverage ratio and equity restrictions. The Company was in compliance with these covenants at December 29, 2001. Interest expense for 2001, 2000 and 1999 was $3,909,000, $4,582,000 and $2,732,000,
respectively.

The aggregate maturities of long-term debt, including future minimum lease payments for capital leases, at December 29, 2001 are as follows:


(in thousands)

2002                               $   487
2003                                    63
2004                                17,836
2005                                31,445
2006                                    --
Thereafter                              --
------------------------------------------

Total debt                         $49,831
==========================================

(6)      DERIVATIVE INSTRUMENTS

The Company has an interest-rate related derivative instrument to manage its exposure on its debt instruments.

In September 2001, the Company entered into an interest rate swap agreement in order to manage the risk associated with variable interest rates. The variable-to-fixed interest rate swap is accounted for as a cash flow hedge, with effectiveness assessed based on changes in the present value of interest payments on the underlying debt. The notional amount, interest payment and maturity dates of the swap match the principal, interest payment and maturity dates of the related debt. The interest rate on the swap was 5.9%, including applicable margin. The underlying notional amount of the swap agreement is Cdn $50 million. The fair value of this interest rate swap was a liability of $1.2 million at December 29, 2001 and is included in other long-term liabilities.

Unrealized losses from the cash flow hedge recorded in accumulated other comprehensive income at December 29, 2001 were $0.7 million, net of tax, related to the interest rate swap, which will be reclassified into interest expense over the life of the interest rate hedge.

(7)      INCOME TAXES

Income tax expense consists of the following:


      (in thousands)                       2001                2000                 1999
------------------------------------------------------------------------------------------

Current:
     Federal                             $ 12,057            $ 10,673             $ 11,895
     State, foreign and other                 884               1,209                1,352
------------------------------------------------------------------------------------------
                                           12,941              11,882               13,247
==========================================================================================
Deferred:
     Federal                                  694                 793                1,568
     State, foreign and other                 225                 (86)                 289
------------------------------------------------------------------------------------------
                                              919                 707                1,857
==========================================================================================
Total income tax expense                 $ 13,860            $ 12,589             $ 15,104
==========================================================================================

A reconciliation of the federal income tax rate to the Company's effective income tax rate follows:


         (in thousands)                             2001              2000              1999
--------------------------------------------------------------------------------------------

Statutory income tax rate                           35.0%             35.0%             35.0%
     State and other income taxes,
       net of federal income tax benefit             2.3               1.8               2.5
     Miscellaneous items, net                       (0.5)             (0.4)              0.4
--------------------------------------------------------------------------------------------
Income tax expense                                  36.8%             36.4%             37.9%
============================================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 29, 2001 and December 30, 2000 are presented below:


                   (in thousands)                                             2001                2000
---------------------------------------------------------------------------------------------------------

Deferred tax assets
     Reserves for employee compensation, deductible
         when paid for income tax purposes, accrued
         for financial reporting purposes                                   $  3,350             $  2,619
     Reserves for insurance claims, deductible when
          paid for income tax purposes, accrued for
          financial reporting purposes                                         6,584                7,194
     Other reserves deductible when paid for income
         tax purposes, accrued for financial reporting
         purposes                                                              2,817                2,835
     Unrealized losses deductible when realized for
          Income tax purposes, included in Other
          Comprehensive Income                                                   436                   --
     Inventories, principally due to additional costs
         capitalized for income tax purposes                                   1,177                1,479
     Net state operating loss carryforwards (expiring
         after 2006)                                                             457                  564
---------------------------------------------------------------------------------------------------------

Total gross deferred tax assets                                               14,821               14,691

Less valuation allowance                                                        (457)                (564)
---------------------------------------------------------------------------------------------------------

Net deferred tax assets                                                       14,364               14,127
---------------------------------------------------------------------------------------------------------

Deferred tax liabilities:
     Property, plant and equipment, principally due to
         differences in depreciation, net of impairment
         reserves                                                            (26,620)             (25,494)
     Deferred income                                                          (1,592)              (1,917)
     Trademark amortization                                                   (2,934)              (3,181)
     Other                                                                      (457)                (352)
---------------------------------------------------------------------------------------------------------

Total gross deferred tax liabilities                                         (31,603)             (30,944)
---------------------------------------------------------------------------------------------------------

Total net deferred tax liabilities                                          $(17,239)            $(16,817)
---------------------------------------------------------------------------------------------------------

The valuation allowance as of December 29, 2001 and December 30, 2000 was $457,000 and $564,000, respectively. The net change in the valuation allowance during 2001 was a decrease of $107,000. The valuation allowance relates to state net operating loss carryforwards, which management does not believe will be fully utilized due to the limited nature of the Company's activities in the states which the state net operating losses exist. Based on the Company's historical and current earnings, management believes it is more likely than not that the Company will realize the benefit of the remaining deferred tax assets that are not covered by the valuation allowance.

(8)      POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

The Company provides post-retirement medical benefits for retirees and their spouses to age 65. Retirees pay contributions toward medical coverage based on the medical plan and coverage they select. The plan was amended effective July 1, 2001, and the Company began the phase out of its post-retirement healthcare plan. This plan currently provides post-retirement medical benefits for retirees and their spouses to age 65. The post-retirement healthcare plan will be phased-out over the next ten years. Present participants and those employees age 55 and older will continue to be covered under the plan. This change resulted in a decrease in the benefit obligation at the beginning of 2001 of $938,000 which will be amortized over the next 3.19 years. In addition, the change resulted in a curtailment gain of $869,000 that was recognized in 2001. The Company's post-retirement health care plan is not currently funded.

The following table sets forth the plan's benefit obligations, funded status, and net periodic benefit costs for the three years ended December 29, 2001:


         (in thousands)                                      2001                  2000                  1999
---------------------------------------------------------------------------------------------------------------

CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year                    $  3,657              $  5,283              $  7,322
Service cost                                                    345                   700                   588
Interest cost                                                   236                   393                   294
Plan participants' contributions                                379                   234                   350
Prior service credit                                           (938)                   --                (2,739)
Actuarial (gain)/loss                                          (170)               (2,639)                  380
Benefits paid                                                  (851)                 (314)                 (912)
---------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                             2,658                 3,657                 5,283
---------------------------------------------------------------------------------------------------------------
Funded status                                                (2,658)               (3,657)               (5,283)
Unrecognized net actuarial (gain)/loss                       (4,977)               (6,018)               (3,980)
Unrecognized prior service cost                              (1,217)               (1,642)               (2,147)
---------------------------------------------------------------------------------------------------------------
Accrued benefit cost                                       $ (8,852)             $(11,317)             $(11,410)
===============================================================================================================
COMPONENTS OF NET PERIODIC
 BENEFIT COST
Service cost                                               $    345              $    700              $    588
Interest cost                                                   236                   393                   294
Recognition of prior service costs                             (494)                 (505)                 (505)
Recognized net gain                                          (1,221)                 (590)                 (755)
---------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                                  $ (1,134)             $     (2)             $   (378)
===============================================================================================================
WEIGHTED AVERAGE DISCOUNT RATES
USED IN DETERMINING ACCUMULATED
POST-RETIREMENT BENEFIT OBLIGATION:
Beginning of year                                              7.50%                 7.75%                 6.75%
---------------------------------------------------------------------------------------------------------------
End of year                                                    7.00%                 7.50%                 7.75%
===============================================================================================================

For measurement purposes, a 10.00% annual rate of increase in the per capita cost of covered health care benefits for the self-insured plans was assumed for 2001. These rates were assumed to decrease gradually to 5.00% at 2010 and remain at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported.

Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit obligation as of December 29, 2001 by $76,000, and the aggregate of the service and interest cost components of post-retirement expense for the year then ended by $30,000. Decreasing the assumed health care cost trend rate by one percentage point in each year would decrease the accumulated post-retirement benefit obligation as of December 29, 2001 by $74,000, and the aggregate of the service and interest cost components of post-retirement expense for the year then ended by $29,000.

(9)      EMPLOYEE BENEFIT PLANS AND NON EMPLOYEE STOCK OPTION PLANS

EMPLOYEE PROFIT-SHARING RETIREMENT PLAN

The Company has a retirement plan covering substantially all of its employees. The plan is a defined contribution retirement plan providing for contributions equal to 10% of net income before income taxes. Plan funding is made in accordance with the provisions of the plan.

EMPLOYEE STOCK PURCHASE PLAN

The Company has an employee stock purchase plan under which shares of common stock are purchased on the open market with employee and Company contributions. The plan provides for the Company to contribute an amount equal to 10% of the employees' contributions. A total of 800,000 shares of common stock has been registered under the Securities Act of 1933 for purchase under the plan. Company contributions amounted to $63,000 in 2001, $70,000 in 2000 and $78,000 in 1999.

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

Granted options generally become exercisable in three or four installments from six to forty-eight months after date of grant. The option price, which equals the fair market value of the Company's common stock at the date of grant, ranges from $9.66 to $24.13 per share. The weighted average remaining contractual life at December 29, 2001 was 7.4 years.

Since 1994, no stock appreciation rights (SAR's) have been issued. There are 55,825 SAR's outstanding and are included in the chart below. The option price for the SAR's equaled fair market value of the Company's stock at the date of grant. The Company's quoted market price has been below the granted price, therefore, no compensation costs have been recorded for the years presented. The weighted average remaining life of these rights at December 29, 2001 was
1.3 years.

                                           Number of             Weighted
                                            Shares           Average Exercise      Shares
                                         Outstanding              Price          Exercisable
--------------------------------------------------------------------------------------------
Balance at December 26, 1998               829,358             $   19.32            238,099
     Granted                               802,100                 16.15
     Exercised                              (2,587)                17.46
     Expired/Forfeited                    (168,275)                18.41
--------------------------------------------------------------------------------------------
Balance at December 25, 1999             1,460,596                 17.67            190,819
     Granted                               752,000                 10.12
     Exercised                                  --                                       --
     Expired/Forfeited                    (245,853)                15.83
--------------------------------------------------------------------------------------------
Balance at December 30, 2000             1,966,743                 14.99            626,622
     Granted                               606,200                 12.69
     Exercised                             (13,000)                10.13
     Expired/Forfeited                     (92,706)                15.58
--------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 29, 2001             2,467,237             $   14.87            853,647
============================================================================================


NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN

In 1995, the Company adopted a Nonqualified Stock Option Plan for Non-Employee Directors (the Director Plan). The Company has 300,000 shares of common stock which may be issued to non-employee directors under this plan. The Director Plan requires among other things that the options are not exercisable unless the optionee remains available to serve as a director of the Company until the first anniversary of the date of grant, except that the initial option shall be exercisable after six months. The options under this plan vest on the first anniversary of the date of grant. Options granted under the Director Plan shall expire ten years from the date of grant. There were 40,000 options granted during 2001 and 2000, respectively. The option price, which equals the fair market value of the Company's stock at the date of grant, was $11.65 and $10.50 for options granted in 2001 and in 2000, respectively. There were 226,000 options outstanding at December 29, 2001. The weighted average remaining contractual life at December 29, 2001 was 7.7 years.

FAIR VALUE OF STOCK OPTIONS

There were 1,039,647 options exercisable under all stock option plans at December 29, 2001. The Company applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. The table below presents the assumptions and pro-forma net income effect of the options using the Black-Scholes option pricing model prescribed under SFAS No. 123.

                                                     2001                    2000                   1999
-----------------------------------------------------------------------------------------------------------
Expected dividend yield                                 4.30%                  5.06%                  6.05%
Risk-free interest rate                                 5.44%                  5.75%                  5.35%
Weighted average expected life                      10 YEARS               10 years               10 years
Expected volatility                                    33.10%                 38.28%                 30.30%
Fair value per share of options granted            $    3.57              $    2.89              $    2.86
Pro-forma net income (in thousands)                $  22,694              $  20,937              $  23,897
Pro-forma earnings per share - diluted             $    0.78              $    0.72              $    0.80
===========================================================================================================

RESTRICTED STOCK AWARDS

During 2001, the Company awarded 26,800 shares of common stock to certain employees under one of its incentive programs, subject to certain vesting and performance restrictions. No restricted stock was issued in 2000. Compensation costs associated with these restricted shares are deferred until earned, at which time the earned portion is charged against current earnings. The deferred portion of these restricted shares is included in the accompanying balance sheet as unamortized portion of restricted stock awards.

(10)     OTHER COMMITMENTS AND CONTINGENCIES

The Company has entered into contractual agreements providing severance benefits to certain key employees in the event of a potential change of Company ownership. Commitments under these agreements totaled $8,744,000 at December 29, 2001.

The Company leases certain facilities and equipment under contracts classified as operating leases. Rental expense was $6,026,000 in 2001, $6,168,000 in 2000 and $5,424,000 in 1999. Future minimum lease commitments for operating leases at December 29, 2001 were as follows:


                   (in thousands)

                  2002                                $2,723
                  2003                                 1,342
                  2004                                   953
                  2005                                   328
                  2006                                   170
                  Thereafter                              24
                  ------------------------------------------

                  Total operating lease
                    commitments                       $5,540
                  ==========================================

The Company also maintains standby letters of credit in connection with its self insurance reserves for casualty claims. These letters of credit amounted to $5.9 million as of December 29, 2001.

In addition, the Company entered into a long-term guaranteed payment commitment during 2000 with a supplier. Under the terms of this agreement, to the extent the Company's purchases exceed an agreed upon amount no additional amount is due from the Company. However, if purchases are below this amount, the Company is required to compensate the supplier. During 2000 and 2001, the Company made purchases from the supplier totaling $2.1 million and $2.8 million, respectively. In addition, the Company has provided a guarantee to a third party for fixed asset financing for the supplier. The maximum annual payment guarantees to both the supplier and the third party are $838,000 per year through 2007 and $249,000 in 2008. The total amount outstanding under these guarantees was $4,439,000 as of December 29, 2001.

The Company has sundry claims and other lawsuits pending against it that are in the ordinary course of business. It is not possible to reasonably estimate the ultimate liability, if any, of the Company in any of these matters, but in the opinion of management, their outcome should have no material adverse effect upon the Company's consolidated financial statements taken as a whole.

(11)     STOCKHOLDERS' EQUITY

CAPITAL STOCK

The Company's Restated Charter, as amended, authorizes 75,000,000 shares of common stock with a par value of $0.83 1/3 and 5,000,000 shares of preferred stock, par value of $1.00 per share, to be issued in such series and with such preferences, limitations and relative rights as the Board of Directors may determine from time to time. Common shares outstanding were 28,995,172 at December 29, 2001 and 28,947,222 at December 30, 2000. There were no preferred shares outstanding.

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

OTHER COMPREHENSIVE INCOME

For the years ended December 29, 2001 and December 30, 2000, the Company included in other comprehensive income an unrealized loss due to foreign currency translation of $503,000 and $131,000, respectively. Income taxes on the foreign currency translation adjustment in other comprehensive income were not recognized because the earnings are intended to be indefinitely reinvested in those operations. Also included in accumulated other comprehensive loss as of December 29, 2001 was an unrealized loss of $739,000, net of tax effect of $436,000, related to interest rate swaps accounted for in accordance with SFAS No. 133.

(12)     INTERIM FINANCIAL INFORMATION (UNAUDITED)

A summary of interim financial information follows (in thousands, except per share data):


                                                                       2001 Interim Period Ended
                                               ---------------------------------------------------------------------------
                                                March 31              June 30            September 29          December 29
                                               (13 Weeks)            (13 Weeks)           (13 Weeks)           (13 Weeks)
--------------------------------------------------------------------------------------------------------------------------

NET SALES AND OTHER OPERATING REVENUES         $ 145,410             $ 150,966             $ 148,954             $ 137,576
Cost of sales                                     71,391                73,548                72,174                67,007
Selling, marketing and delivery                   55,558                56,369                55,947                52,767
General and administrative                         7,674                 7,494                 7,655                 7,417
Provisions for employees' retirement plans         1,036                 1,161                 1,265                   986
Amortization of goodwill and other
     intangibles                                     512                   528                   510                   532

Other (income)/expense, net                          (45)                  402                   (16)                 (361)
--------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INTEREST AND TAXES                 9,284                11,464                11,419                 9,228
Interest expense, net                              1,092                 1,000                   872                   794
--------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                       8,192                10,464                10,547                 8,434
Income taxes                                       3,083                 3,846                 3,913                 3,018
--------------------------------------------------------------------------------------------------------------------------
NET INCOME                                     $   5,109             $   6,618             $   6,634             $   5,416
--------------------------------------------------------------------------------------------------------------------------

NET INCOME PER COMMON SHARE - BASIC            $    0.18             $    0.23             $    0.23             $    0.19
NET INCOME PER COMMON SHARE - DILUTED               0.18                  0.23                  0.23                  0.19
DIVIDENDS PER COMMON SHARE                          0.16                  0.16                  0.16                  0.16


                                                                               2000 Interim Period Ended
                                                      ---------------------------------------------------------------------------
                                                       March 25              June 24             September 23         December 30
                                                      (13 Weeks)            (13 Weeks)            (13 Weeks)          (14 Weeks)
---------------------------------------------------------------------------------------------------------------------------------

NET SALES AND OTHER OPERATING REVENUES                $ 135,630             $ 145,128             $ 147,978             $ 147,563
Cost of sales                                            64,015                70,314                74,820                75,553
Selling, marketing and delivery                          54,684                56,675                55,716                56,573
General and administrative                                6,314                 5,833                 6,667                 6,564
Provisions for employees' retirement plans                1,172                 1,050                 1,035                   904
Amortization of goodwill and other
     intangibles                                            467                   423                   424                   483

Other income, net                                        (1,319)                 (254)                 (685)                 (155)
---------------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INTEREST AND TAXES                       10,297                11,087                10,001                 7,641
Interest expense, net                                     1,125                 1,081                 1,079                 1,191
---------------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                              9,172                10,006                 8,922                 6,450
Income taxes                                              3,428                 3,709                 3,254                 2,198
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                            $   5,744             $   6,297             $   5,668             $   4,252
---------------------------------------------------------------------------------------------------------------------------------

NET INCOME PER COMMON SHARE - BASIC                   $    0.20             $    0.22             $    0.20             $    0.15
NET INCOME PER COMMON SHARE - DILUTED                      0.20                  0.22                  0.20                  0.15
DIVIDENDS PER COMMON SHARE                                 0.16                  0.16                  0.16                  0.16

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Lance, Inc.:

We have audited the accompanying consolidated balance sheets of Lance, Inc. and subsidiaries as of December 29, 2001 and December 30, 2000 and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the fiscal years in the three-year period ended December 29, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lance, Inc. and subsidiaries as of December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 29, 2001 in conformity with accounting principles generally accepted in the United States of America.


                                             /s/  KPMG LLP


Charlotte, North Carolina
January 31, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

         Items 10 through 13 are incorporated herein by reference to the sections captioned Principal Stockholders and Holdings of Management, Election of Directors, Compensation Committee and Stock Award Committee Interlocks and Insider Participation, Director Compensation, Executive Officer Compensation and Section 16(a) Beneficial Ownership Reporting Compliance in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2002 and to the Separate Item in Part III of this Annual Report captioned Executive Officers of the Registrant.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)1.    Financial Statements.

                  The following financial statements are filed as part of this report:


                                                                                                             PAGE
                                                                                                             ----
Consolidated Statements of Income for the Fiscal Years Ended December 29, 2001,
     December 30, 2000 and December 25, 1999..................................................................14

Consolidated Balance Sheets as of December 29, 2001 and December 30, 2000.....................................15

Consolidated Statements of Stockholders' Equity and Comprehensive Income
     for the Fiscal Years Ended December 29, 2001, December 30, 2000 and
     December 25, 1999........................................................................................16

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 29, 2001,
     December 30, 2000 and December 25, 1999..................................................................17

Notes to Consolidated Financial Statements....................................................................18

Independent Auditors' Report..................................................................................38

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

                  3.3 Bylaws of Lance, Inc., as amended through April 26, 2001, incorporated herein by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended June 30, 2001.

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

                  10.4 Lance, Inc. 1997 Incentive Equity Plan, as amended, incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended March 31, 2001.

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

                  10.10*   Lance, Inc. 2000 Long-Term Incentive Plan for
Officers, incorporated herein by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

                  10.11*   Lance, Inc. 2001 Annual Performance Incentive Plan
for Officers incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended March 31, 2001.

                  10.12*   Lance, Inc. 2001 Long-Term Incentive Plan for
Officers incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended March 31, 2001.

                  10.13*   Chairman of the Board Compensation Letter dated
April 19, 1996 incorporated herein by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended June 15, 1996.

                  10.14*   Chairman of the Board Compensation Letter dated
October 6, 1998, incorporated herein by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 26, 1998.

                  10.15*   Chairman of the Board Compensation Letter dated
February 16, 1999, incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended March 27, 1999.

                  10.16*   Form of Compensation and Benefits Assurance
Agreement between the Registrant and each of Paul A. Stroup, III, Earl D. Leake, B. Clyde Preslar, Richard G. Tucker, L. R. Gragnani, H. Dean Fields and Frank I. Lewis, incorporated herein by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

                  10.17*   Executive Severance Agreement dated November 7, 1997
between the Registrant and Paul A. Stroup, III, incorporated herein by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

                  10.18* Amendment to Executive Severance Agreement dated July 26, 2001 between the Lance, Inc. and Paul A. Stroup, III, incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended September 29, 2001.

                  10.19*   Executive Severance Agreement dated November 7, 1997
between the Registrant and Earl D. Leake, incorporated herein by reference to
Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

                  10.20*   Amendment to Executive Severance Agreement dated
July 26, 2001 between the Lance, Inc. and Earl D. Leake, incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended September 29, 2001.

                  10.21*   Form of Executive Severance Agreement between the
Registrant and each of B. Clyde Preslar, Richard G. Tucker, L. R. Gragnani and
H. Dean Fields, incorporated herein by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

                  10.22*   Agreement dated October 9, 2000 between the
Registrant and Frank I. Lewis incorporated herein by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

                  10.23*   Agreement dated March 6, 2000 between the Registrant
and Dominic J. Sidari incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended March 25, 2000.

                  10.24*   Agreement dated March 6, 2000 between the Registrant
and Gregory M. Venner incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended March 25, 2000.

                  10.25 Amended and Restated Credit Agreement dated May 26, 2000 among the Registrant, Lanfin Investments Inc., Bank of America, N.A., First Union National Bank, Wachovia Bank, N.A. and Bank of America Canada incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended June 24, 2000.

                  10.26 First Amendment to Amended and Restated Credit Agreement dated as of December 7, 2001 among the Registrant, Lanfin Investments Inc., Bank of America, N.A., First Union National Bank, Wachovia Bank, N.A., Bank of America Canada, et al, filed herewith.

                  10.27 Financing and Share Purchase Agreement dated August 16, 1999 between the Registrant and Bank of America, N.A. incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended September 25, 1999.

                  10.28 First Amendment to Financing and Share Purchase Agreement dated as of December 17, 2001 between the Registrant and Bank of America, N.A., filed herewith.

                  21       List of the Subsidiaries of the Registrant.

                  23       Consent of KPMG LLP.

                  99       Cautionary Statement under the Safe Harbor
Provisions of the Private Securities Litigation Reform Act of 1995.

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K required to be filed by the Registrant during the thirteen weeks ended December 29, 2001.

---------------
* Management contract.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             LANCE, INC.

Dated: February 20, 2002                     By:  /s/ B. Clyde Preslar
                                                  -----------------------------
                                                  B. Clyde Preslar
                                                  Vice President

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


Signature                                            Capacity                                    Date
---------                                            --------                                    ----

/s/ Paul A. Stroup, III                              Chairman of the Board                   February 20, 2002
----------------------------------------             President and Chief Executive
Paul A. Stroup, III                                  Officer (Principal Executive
                                                     Officer)


/s/ B. Clyde Preslar                                 Vice President (Principal               February 20, 2002
----------------------------------------             Financial Officer)
B. Clyde Preslar


/s/ Margaret E. Wicklund                             Controller (Principal                   February 20, 2002
----------------------------------------             Accounting Officer)
Margaret E. Wicklund


----------------------------------------             Director
David L. Burner


/s/ Alan T. Dickson                                  Director                                February 20, 2002
----------------------------------------
Alan T. Dickson


/s/ J. W. Disher                                     Director                                February 20, 2002
----------------------------------------
J. W. Disher

/s/ James H. Hance, Jr.                              Director                                February 20, 2002
----------------------------------------
James H. Hance, Jr.


/s/ William R. Holland                               Director                                February 20, 2002
----------------------------------------
William R. Holland


/s/ Scott C. Lea                                     Director                                February 20, 2002
----------------------------------------
Scott C. Lea


/s/ Wilbur J. Prezzano                               Director                                February 20, 2002
----------------------------------------
Wilbur J. Prezzano


/s/ Robert V. Sisk                                   Director                                February 20, 2002
----------------------------------------
Robert V. Sisk


/s/ Isaiah Tidwell                                   Director                                February 20, 2002
----------------------------------------
Isaiah Tidwell


/s/ Nancy Van Every McLaurin                         Director                                February 20, 2002
----------------------------------------
Nancy Van Every McLaurin


/s/ S. Lance Van Every                               Director                                February 20, 2002
----------------------------------------
S. Lance Van Every

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    EXHIBITS
                                 Item 14(a)(3)


                                   FORM 10-K
                                 ANNUAL REPORT

For the fiscal year ended                                Commission File Number
   December 29, 2001                                             0-398


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

3.3        Bylaws of Lance, Inc., as amended through April 26, 2001, incorporated herein by reference to Exhibit 3.3 to the
           Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended June 30, 2001.

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

10.4       Lance, Inc. 1997 Incentive Equity Plan, as amended, incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended March 31, 2001.

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

10.10*     Lance, Inc. 2000 Long-Term Incentive Plan for Officers incorporated herein by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

10.11*     Lance, Inc. 2001 Annual Performance Incentive Plan for Officers incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended March 31, 2001.

10.12*     Lance, Inc. 2001 Long-Term Incentive Plan for Officers incorporated herein by reference to Exhibit 10.2 to the
           Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended March 31, 2001.

10.13*     Chairman of the Board Compensation Letter dated April 19, 1996 incorporated herein by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended June 15, 1996.

10.14*     Chairman of the Board Compensation Letter dated October 6, 1998, incorporated herein by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 26, 1998.

10.15*     Chairman of the Board Compensation Letter dated February 16, 1999, incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended March 27, 1999.

10.16*     Form of Compensation and Benefits Assurance Agreement between the Registrant and each of Paul A. Stroup, III,
           Earl D. Leake, B. Clyde Preslar, Richard G. Tucker, L. R. Gragnani, H. Dean Fields and Frank I. Lewis,
           incorporated herein by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the
           fiscal year ended December 27, 1997.

10.17*     Executive Severance Agreement dated November 7, 1997 between the Registrant and Paul A. Stroup, III, incorporated herein by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.18*     Amendment to Executive Severance Agreement dated July 26, 2001 between the Lance, Inc. and Paul A. Stroup, III, incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the
           thirteen weeks ended September 29, 2001.

10.19*     Executive Severance Agreement dated November 7, 1997 between the Registrant and Earl D. Leake, incorporated herein by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
           December 27, 1997.

10.20*     Amendment to Executive Severance Agreement dated July 26, 2001 between the Lance, Inc. and Earl D. Leake, incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the
           thirteen weeks ended September 29, 2001.

10.21*     Form of Executive Severance Agreement between the Registrant and each of B. Clyde Preslar, Richard G. Tucker,
           L. R. Gragnani and H. Dean Fields, incorporated herein by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.22*     Agreement dated October 9, 2000 between the Registrant and Frank I. Lewis incorporated herein by reference to
           Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

10.23*     Agreement dated March 6, 2000 between the Registrant and Dominic J. Sidari incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended March 25, 2000.

10.24*     Agreement dated March 6, 2000 between the Registrant and Gregory M. Venner incorporated herein by reference to
           Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended March 25, 2000.

10.25      Amended and Restated Credit Agreement dated May 26, 2000 among the Registrant, Lanfin Investments Inc.,
           Bank of America, N.A., First Union National Bank, Wachovia Bank, N.A. and Bank of America Canada incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended June 24,
           2000.

10.26      First Amendment to Amended and Restated Credit Agreement dated as of December 7, 2001 among the Registrant,
           Lanfin Investments Inc., Bank of America, N.A., First Union National Bank, Wachovia Bank, N.A., Bank of America
           Canada, et al, filed herewith.

10.27      Financing and Share Purchase Agreement dated August 16, 1999 between the Registrant and Bank of America, N.A.
           incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the
           thirteen weeks ended September 25, 1999.

10.28      First Amendment to Financing and Share Purchase Agreement dated December 17, 2001 between the Registrant and
           Bank of America, N.A., filed herewith.

21         List of the Subsidiaries of the Registrant.

23         Consent of KPMG LLP.

99         Cautionary Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.


---------
* Management contract.