Form 10-Q
period 2002-03-30
LANCE INC
filed 2002-04-26
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Filed Pursuant to Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For the quarterly (thirteen week) period ended March 30, 2002	Commission File Number 0-398

LANCE, INC.
(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of Incorporation or organization)	56-0292920 (I.R.S. Employer Identification No.)

8600 South Boulevard P.O. Box 32368 Charlotte, North Carolina (Address of principal executive offices)	28232 (Zip Code)

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

     The number of shares outstanding of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of April 24, 2002, was 29,038,974 shares.

LANCE, INC. AND SUBSIDIARIES

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – March 30, 2002 (Unaudited) and December 29, 2001	3

Condensed Consolidated Statements of Income (Unaudited) – Thirteen Weeks Ended March 30, 2002 and March 31, 2001	4

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited) – Thirteen Weeks Ended March 30, 2002 and March 31, 2001	5

Condensed Consolidated Statements of Cash Flows (Unaudited) – Thirteen Weeks Ended March 30, 2002 and March 31, 2001	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	16

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds	16

Item 6. Exhibits and Reports on Form 8-K	17

SIGNATURES	18

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
As of March 30, 2002 (Unaudited) and December 29, 2001
(In thousands, except share data)

	March 30,	December 29,
	2002	2001

ASSETS

Current assets

Cash and cash equivalents	$5,599	$4,798

Accounts receivable (less allowance for doubtful accounts)	47,280	41,718

Inventories	28,121	26,828

Deferred income tax benefit	5,621	5,824

Prepaid expenses and other	3,399	3,126

Total current assets	90,020	82,294

Property, plant & equipment, net	183,935	179,436

Goodwill, net	39,412	39,411

Other intangible assets, net	8,914	9,054

Other assets	3,174	3,204

Total assets	$325,455	$313,399

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Current portion of long-term debt	$415	$487

Accounts payable	14,380	10,776

Accrued compensation	12,001	15,335

Accrued liabilities	18,718	19,489

Total current liabilities	45,514	46,087

Other liabilities and deferred credits

Long-term debt	60,961	49,344

Deferred income taxes	23,557	23,063

Accrued postretirement health care costs	8,478	8,852

Accrual for insurance claims	4,511	4,511

Other long-term liabilities	2,664	3,623

Total other liabilities and deferred credits	100,171	89,393

Stockholders’ equity

Common stock, $0.83 1/3 par value (authorized: 75,000,000 shares; 29,037,797 and 28,995,172 shares outstanding at March 30, 2002 and December 29, 2001)	24,198	24,163

Preferred stock, $1.00 par value (authorized: 5,000,000 shares; 0 shares outstanding at March 30, 2002 and December 29, 2001)	—	—

Additional paid-in capital	2,355	1,865

Unamortized portion of restricted stock awards	(866)	(826)

Retained earnings	154,866	154,075

Accumulated other comprehensive loss	(783)	(1,358)

Total stockholders’ equity	179,770	177,919

Total liabilities and stockholders’ equity	$325,455	$313,399

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)
For the Thirteen Weeks Ended March 30, 2002 and March 31, 2001
(In thousands, except share and per share data)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 30, 2002	March 31, 2001

Net sales and other operating revenue	$137,316	$138,961

Cost of sales and operating expenses/(income):

Cost of sales	69,477	71,391

Selling, marketing and delivery	48,919	49,109

General and administrative	8,084	7,674

Provisions for employees’ retirement plans	1,109	1,036

Amortization of goodwill and other intangibles	169	512

Other expense (income), net	42	(45)

Total costs and expenses	127,800	129,677

Earnings before interest and income taxes	9,516	9,284

Interest expense, net	915	1,092

Earnings before income taxes	8,601	8,192

Income taxes	3,160	3,083

Net income	$5,441	$5,109

Earnings per share

Basic	$0.19	$0.18

Diluted	$0.19	$0.18

Weighted average shares outstanding — basic	28,931,000	28,901,000

Weighted average shares outstanding — diluted	29,264,000	29,029,000

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited)
For the Thirteen Weeks Ended March 30, 2002 and March 31, 2001
(In thousands, except share data)

				Unamortized
				Portion of		Accumulated
			Additional	Restricted		Other
			Paid-in	Stock	Retained	Comprehensive
	Shares	Common Stock	Capital	Awards	Earnings	Income(Loss)	Total

Balance, December 30, 2000	28,947,222	$24,123	$1,229	$(437)	$148,859	$(116)	$173,658

Comprehensive income:

Net income	—	—	—	—	5,109	—	5,109

Foreign currency translation adjustment	—	—	—	—	—	(308)	(308)

Total comprehensive income	—	—	—	—	—	—	4,801

Cash dividends paid to stockholders	—	—	—	—	(4,636)	—	(4,636)

Issuance of restricted stock, net of cancellations	34,950	29	349	(349)	—	—	29

Balance, March 31, 2001 (restated)	28,982,172	$24,152	$1,578	$(786)	$149,332	$(424)	$173,852

Balance, December 29, 2001	28,995,172	$24,163	$1,865	$(826)	$154,075	$(1,358)	$177,919

Comprehensive income:

Net income	—	—	—	—	5,441	—	5,441

Unrealized gain on interest rate swap, net of tax effect of $340	—	—	—	—	—	576	576

Foreign currency translation adjustment	—	—	—	—	—	(1)	(1)

Total comprehensive income							6,016

Cash dividends paid to stockholders	—	—	—	—	(4,650)	—	(4,650)

Stock Options Exercised	22,475	18	237	—	—	—	255

Issuance of restricted stock, net of cancellations	20,150	17	253	(40)	—	—	230

Balance, March 30, 2002	29,037,797	$24,198	$2,355	$(866)	$154,866	$(783)	$179,770

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Thirteen Weeks Ended March 30, 2002 and March 31, 2001
(In thousands)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 30, 2002	March 31, 2001

Operating Activities

Net income	$5,441	$5,109

Adjustments to reconcile net income to cash provided by operating activities:

Depreciation and amortization	7,200	7,543

Loss on sale of property, net	70	28

Deferred income taxes	357	(1,403)

Changes in operating assets and liabilities	(7,953)	1,734

Net cash flow provided by operating activities	5,115	13,011

Investing Activities

Purchases of property and equipment	(11,481)	(10,476)

Proceeds from sale of property and equipment	36	320

Net cash used in investing activities	(11,445)	(10,156)

Financing Activities

Dividends paid	(4,650)	(4,636)

Issuance of common stock, net	255	—

Repayments of debt	(103)	(133)

Borrowings under revolving credit facilities, net	11,646	4,040

Net cash provided by (used in) financing activities	7,148	(729)

Effect of exchange rate changes on cash	(17)	(73)

Increase in cash and cash equivalents	801	2,053

Cash and cash equivalents at beginning of period	4,798	1,224

Cash and cash equivalents at end of period	$5,599	$3,277

Supplemental information and non-cash transactions:

Cash paid for income taxes	$407	$75

Cash paid for interest	$120	$176

Deferred taxes included in other comprehensive income	$340	$—

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	The accompanying unaudited consolidated financial statements of Lance, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, these financial statements reflect all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of March 30, 2002 and December 29, 2001, and the consolidated statements of income for the thirteen weeks ended March 30, 2002 and March 31, 2001 and the statements of stockholders’ equity and comprehensive income and cash flows for the thirteen weeks ended March 30, 2002 and March 31, 2001. Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified for consistent presentation.

2.	The consolidated results of operations for the thirteen weeks ended March 30, 2002 are not necessarily indicative of the results to be expected for a full year.

3.	The Company’s principal raw materials are flour, peanuts, peanut butter, oils, shortenings, potatoes, sugar, popcorn, cheese, corn syrup and seasonings.

4.	The Company utilizes the dollar value last-in, first-out (LIFO) method of determining the cost of the majority of its inventories. Because inventory calculations under the LIFO method are based on annual determinations, the determination of interim LIFO valuations requires that estimates be made of year-end costs and levels of inventories. The possibility of variation between estimated year-end costs and levels of LIFO inventories and the actual year-end amounts may materially affect the results of operations as finally determined for the full year.

Inventories consist of (in thousands):

	March 30,	December 29,
	2002	2001

Finished goods	$18,001	$16,311

Raw materials	6,515	6,516

Supplies, etc.	7,458	7,828

Total inventories at FIFO cost	31,974	30,655

Less: Adjustments to reduce FIFO cost to LIFO cost	(3,853)	(3,827)

Total inventories	$28,121	$26,828

5.	As of December 29, 2001, the Company restated retained earnings in the Form 10-K for the earliest period presented. The cumulative effect of this restatement resulted in a reduction of retained earnings of $935,000. Accordingly, retained earnings at March 31, 2001 included in the Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income has been adjusted to reflect the effect of this restatement. The income statement impact for the thirteen weeks ended March 31, 2001 was not material.

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

6.	The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the thirteen weeks ended March 30, 2002 and March 31, 2001 (there were no reconciling items for the numerator amounts of basic and diluted earnings per share):

	March 30,	March 31,
	2002	2001

Weighted average number of common shares used in computing basic earnings per share	28,931,000	28,901,000

Effect of dilutive stock options and non-vested restricted stock	333,000	128,000

Weighted average number of common shares and dilutive potential common stock used in computing diluted earnings per share	29,264,000	29,029,000

Stock options excluded from the above reconciliation because they are anti-dilutive	1,326,000	2,004,000

7.	During the thirteen weeks ended March 30, 2002 and March 31, 2001, the Company included in accumulated other comprehensive loss an unrealized loss due to foreign currency translation of $1,000 and $308,000, respectively. Income taxes on the foreign currency translation adjustment in other comprehensive income were not recognized because the earnings are intended to be indefinitely reinvested in those operations. Also included in accumulated other comprehensive loss for the thirteen weeks ended March 30, 2002 was an unrealized gain of $576,000, net of tax effect of $340,000 related to interest rate swaps accounted for in accordance with SFAS No. 133.

8.	The Company has implemented Emerging Issues Task Force Issue 00-14, Accounting for Certain Sales Incentives, and Emerging Issues Task Force Issue 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products, which became effective beginning in the Company’s quarter ended March 30, 2002. These Issues address the recognition, measurement and income statement classification for certain sales incentives. Therefore, the Company has reclassified certain expenses in the income statement which reduce net sales and other operating revenue and selling, marketing and delivery expenses. The impact of these reclassifications was $6.4 million for each of the thirteen weeks ended March 30, 2002 and March 31, 2001. These amounts have been reclassified between net sales and other operating revenue and selling, marketing and delivery expenses. There is no net income impact.

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

9.	In July 2001, the Financial Accounting Standards Board issued Statement (“SFAS”) No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated and completed after June 30, 2001. Statement No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 on December 30, 2001. SFAS No. 141 requires that upon adoption of SFAS No. 142, the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first quarter of 2002. In addition, to the extent an intangible asset is identified as having an indefinite life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first quarter of 2002. The Company has tested goodwill and intangible assets for impairment under the provision of SFAS 142. These tests indicated that there was no impairment of goodwill or intangible assets.

As of the date of adoption, the Company had unamortized goodwill in the amount of $39.4 million and unamortized identifiable intangible assets in the amount of $8.9 million, all of which are subject to the provisions of SFAS No. 141 and SFAS No. 142. Under the provisions of SFAS No. 142, for fiscal years beginning after 2001, the Company is no longer recording amortization expense on goodwill.

As of March 30, 2002, the Company had the following acquired intangible assets recorded:

	Gross Carrying	Accumulated
(in thousand's)	Amount	Amortization

Amortized Intangible Assets:

Non-compete Agreements	$3,355	$(2,016)

Unamortized Intangible Assets:

Trademark	$7,576

The non-compete agreements are being amortized over the life of the agreements. The trademark is deemed to have an indefinite useful life because it is expected to generate cash flows indefinitely. Therefore, under the provisions of SFAS 142, the trademark will no longer be amortized.

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The changes in the carrying amount of goodwill for the quarter ended March 30, 2002 are as follows:

(in thousand's)	Gross Carrying Amount

Balance as of December 30, 2001	$39,411

Changes in foreign currency exchange rates	1

Balance as of March 30, 2002	$39,412

The following table indicates the effect on net income and earnings per share if SFAS 142 had been in effect for each of the years presented in the income statement:

	For the thirteen weeks ended,
(in thousand's, except per share data)	March 30, 2002	March 31, 2001

Reported Net Income	$5,441	$5,109

Add back: Goodwill amortization	—	293

Add back: Trademark amortization	—	50

Adjusted Net Income	$5,441	$5,452

Basic earnings per share:

Reported net income	$0.19	$0.18

Goodwill amortization	—	0.01

Trademark amortization	—	0.00

Adjusted net income	$0.19	$0.19

Diluted earnings per share:

Reported net income	$0.19	$0.18

Goodwill amortization	—	0.01

Trademark amortization	—	0.00

Adjusted net income	$0.19	$0.19

10.	The Company is exposed to certain market, commodity, interest rate and foreign exchange rate risks as part of its ongoing business operations and may use derivative financial instruments, where appropriate, to manage these risks. The derivative instruments must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The Company does not use derivatives for trading purposes.

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

Derivatives are recognized on the balance sheet at their fair value. On the date derivative contracts were entered into, the Company designated the derivative as the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge). The Company formally documents all relationships between the hedging instrument and hedged items, as well as its risk-management objective and strategy for undertaking the hedge

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

transaction. The Company formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item.

By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to market risk related to the instrument. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, currency exchange rates or commodity prices. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company maintains risk management control systems to monitor interest rate cash flow risk attributable to both the Company’s outstanding or forecasted debt obligations as well as the Company’s offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on the Company’s future cash flows.

11.	Sales to the Company’s largest customer (Wal-Mart Stores, Inc.) were approximately 12.0% of revenues for the thirteen weeks ended March 30, 2002. Accounts receivable at March 30, 2002 and December 29, 2001 included receivables from Wal-Mart Stores, Inc. totaling $7.7 million and $6.5 million, respectively.

12.	The Company’s total bad debt expense for the thirteen weeks ended March 30, 2002 and March 31, 2001 amounted to $1.2 million and $0.7 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, bad debts, inventories, investments, intangible assets, income taxes, insurance, other post-retirement benefits, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Thirteen Weeks Ended March 30, 2002 Compared to Thirteen Weeks Ended March 31, 2001

	Thirteen weeks ended

	March 30,		March 31,
($ In Thousands)	2002		2001		Difference

Revenues	$137,316	100.0%	$138,961	100.0%	$(1,645)	(1.2%)

Cost of sales	69,477	50.6%	71,391	51.4%	1,914	2.7%

Gross margin	67,839	49.4%	67,570	48.6%	269	0.4%

Selling, marketing, and delivery expenses	48,919	35.6%	49,109	35.3%	190	0.4%

General and administrative expenses	8,084	5.9%	7,674	5.5%	(410)	(5.3%)

Provision for employees’ retirement plans	1,109	0.8%	1,036	0.7%	(73)	(7.0%)

Amortization of goodwill and intangibles	169	0.1%	512	0.4%	343	67.0%

Other expense (income), net	42	0.0%	(45)	(0.0%)	(87)	(193.3%)

Earnings before interest and taxes	9,516	6.9%	9,284	6.7%	232	2.5%

Interest expense, net	915	0.7%	1,092	0.8%	177	16.2%

Income taxes	3,160	2.3%	3,083	2.2%	(77)	2.5%

Net income	$5,441	4.0%	$5,109	3.7%	$332	6.5%

Revenues for the thirteen weeks ended March 30, 2002 decreased $1.6 million or 1.2% as compared to the thirteen weeks ended March 31, 2001. The decrease was due to lower sales of the Company’s branded products partly offset by increases in non-branded revenues.

Gross margin as a percent of revenue increased 0.8 percentage points to 49.4% for the thirteen weeks ended March 30, 2002. This increase is primarily due to improved manufacturing efficiencies and selective selling price changes.

Selling, marketing and delivery costs increased as a percent of revenue to 35.6% from 35.3% in the prior year. This increase is due to increased investments in the Company’s route distribution system. General and administrative expenses increased $0.4 million from the prior year mainly due to increased provisions for bad debts primarily related to a third party distributor offset somewhat by reduced incentive expense.

The provision for employees’ retirement plans was higher due to the profitability-based formula for these contributions. Amortization of goodwill and intangibles decreased $0.3 million from the prior year due to the adoption of SFAS 142. Other income primarily includes gains and losses on fixed asset dispositions and foreign currency transactions.

Net interest expense of $0.9 million for the thirteen weeks ended March 30, 2002 declined from $1.1 million for the thirteen weeks ended March 31, 2001. The decrease of $0.2 million was primarily the

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

result of lower interest rates and debt levels. See discussion in “Liquidity and Capital Resources” section below.

The effective income tax rate decreased from 37.6% in the prior year to 36.7% for the thirteen weeks ended March 30, 2002 due to changes in the composition of earnings among the consolidated entities.

LIQUIDITY AND CAPITAL RESOURCES

Primary sources of liquidity are cash flows from operating activities and certain financing activities. Net cash provided by operating activities for the thirteen weeks ended March 30, 2002 was $5.1 million. Working capital (other than cash and cash equivalents) increased to $38.9 million at March 30, 2002 from $31.4 million at December 29, 2001 due to seasonal increases in accounts receivable and decreases in various current liabilities offset by seasonal increases in accounts payable.

Cash flow used in investing activities for the thirteen weeks ended March 30, 2002 was $11.4 million. The primary component of cash used in investing activities was capital expenditures. Cash expenditures for fixed assets totaled $11.5 million with the largest expenditures being plant equipment.

Cash provided by financing activities for the thirteen weeks ended March 30, 2002 totaled $7.1 million. The Company had net borrowings of $11.6 million. Cash dividends of $0.16 per share for the thirteen weeks ended March 30, 2002 amounted to $4.7 million. On January 31, 2002, the Board of Directors authorized the repurchase of 1.0 million shares of its common stock. The Company currently has no active program to repurchase shares of its common stock.

In February 2002, the Company amended its unsecured revolving credit agreement, first entered into in 1999, giving the Company the ability to borrow up to $60 million and Canadian (“Cdn”) $25 million through February 2007. At March 30, 2002, $21.0 million was outstanding on these unsecured revolving credit facilities. Borrowing and repayments under these revolving credit facilities are similar in nature to short-term credit lines; however, due to the nature and terms of the agreements allowing repayment through February 2007, all borrowings under these facilities are classified as long-term debt.

As of March 30, 2002, cash and cash equivalents totaled $5.6 million and total debt outstanding was $61.4 million. Additional borrowings available under all credit facilities totaled $57.2 million. The Company has complied with all financial covenants contained in the financing agreements. Available cash, cash from operations and available credit under the credit facilities are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future.

The Company leases certain facilities and equipment classified as operating leases. The future minimum lease commitments for operating leases as of March 30, 2002 were approximately $5.5 million. The Company also maintains standby letters of credit in connection with its self-insurance reserves for casualty claims. The total amount of these letters of credit was $5.9 million as of March 30, 2002.

In addition, the Company entered into a long-term guaranteed payment commitment during 2000 with a supplier. Under the terms of this agreement, to the extent the Company’s purchases exceed an agreed upon amount no additional amount is due from the Company. However, if purchases are below this amount, the Company is required to compensate the supplier. In addition, the Company has provided a guarantee to a third party for fixed asset financing for the supplier. The maximum annual payment guarantees to both the supplier and third party are $838,000 per year through 2007 and $249,000 in 2008. The total amount outstanding under these guarantees was $4,342,000 as of March 30, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On April 25, 2002 the Board of Directors declared a $0.16 per share quarterly dividend payable on May 20, 2002 to stockholders of record on May 10, 2002.

MARKET RISK

The principal market risks to which the Company is exposed that may adversely impact results of operations and financial position are changes in certain raw material prices, increased interest rates, credit risks and fluctuations in foreign exchange rates. The Company has no market risk sensitive instruments held for trading purposes.

Raw materials used by the Company are exposed to the impact of changing commodity prices. At times, the Company enters into commodity futures and option contracts to manage fluctuations in prices of anticipated purchases of certain raw materials. The Company’s policy is to use such commodity derivative financial instruments only to the extent necessary to manage these exposures. The Company does not use these financial instruments for trading purposes. As of March 30, 2002, the Company has not entered into any commodity contracts.

Most of the Company’s long-term debt obligations incur interest at floating rates, based on changes in U.S. Dollar LIBOR, Canadian Dollar LIBOR and prime rate interest. To manage exposure to changing interest rates, the Company has entered into an interest rate swap agreement covering a significant amount of its outstanding debt. At March 30, 2002, the Company’s long term debt totaled $61.0 million, with interest rates ranging from 2.58% to 7.00%, with a weighted average interest rate of 4.94%. A 10% increase in U.S. LIBOR and Canadian LIBOR would have increased interest expense for the quarter by $ 0.1 million.

The Company is exposed to certain credit risks related to its accounts receivable. The Company performs ongoing credit evaluations of its customers to minimize the potential exposure. As of March 30, 2002, the Company had an allowance for doubtful accounts of $2.4 million.

Through the operations of its Canadian subsidiary, Tamming Foods Ltd. (“Tamming”), the Company has an exposure to foreign exchange rate fluctuations, primarily between U.S. and Canadian dollars. Foreign exchange rate fluctuations have limited impact on the earnings of the Company as a majority of the sales of Tamming are denominated in U.S. dollars. The indebtedness used to finance the acquisition of Tamming is denominated in Canadian dollars and serves as an effective hedge of the net asset investment in Tamming. A 10% devaluation of the Canadian dollar would result in an immaterial change in the Company’s net asset investment in Tamming.

Inflation and changing prices have not had a material impact on the Company’s net sales and income for the last three fiscal years.

In 2001, the Company implemented SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. It also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Prior to September 2001, the Company had no derivative instruments. There was no impact on the financial statements for the initial adoption.

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

The Company currently records the fair value of outstanding derivatives in other long-term liabilities. Gains and losses related to the ineffective portion of the hedges are recorded in expenses based on the nature of the derivative. There was no ineffectiveness as a result of the derivative as of March 30, 2002. The qualifying derivative is reported as part of cash flow hedge arrangements as follows:

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

In September 2001, the Company entered into an interest rate swap agreement in order to manage the risk associated with variable interest rates. The variable-to-fixed interest rate swap is accounted for as a cash flow hedge, with effectiveness assessed based on changes in the present value of interest payments on the underlying debt. The notional amount, interest payment and maturity dates of the swap match the principal, interest payment and maturity dates of the related debt. The interest rate on the swap was 5.9%, including applicable margin. The underlying notional amount of the swap agreement is Cdn $50 million. The fair value, determined by a third party financial institution, of the interest rate swap was a $0.3 million liability as of March 30, 2002 and is included in other long-term liabilities.

Unrealized losses from the cash flow hedge are recorded in accumulated other comprehensive income at March 30, 2002 and were $0.2 million, net of tax, related to the interest rate swap, which will be reclassified into interest expense over the life of the interest rate hedge.

If the interest rate swap was terminated, the gain or loss realized upon termination would be deferred and amortized to interest expense over the remaining term of the underlying debt instrument it was intended to modify. However, if the underlying debt instrument were to be settled prior to maturity, the gain or loss realized upon termination would be recognized immediately.

Forward-Looking Statements

This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those forward-looking statements. Factors that may cause actual results to differ materially include price competition, industry consolidation, raw material costs, effectiveness of sales and marketing activities and interest rate, foreign exchange rate and credit risks, as described in the Company’s filings with the Securities and Exchange Commission, including Exhibit 99.1 to this Form 10-Q.

LANCE, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which the Company is exposed that may adversely impact results of operations and financial position include changes in certain raw material prices, interest and foreign exchange rates, credit risks, industry consolidation and effectiveness of sales and marketing activities. Quantitative and qualitative disclosures about these market risks are included under “Market Risks” in Item 2 above, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

The Registrant’s Second Amended and Restated Credit Agreement dated February 8, 2002, restricts payment of cash dividends and repurchases of common stock by the Registrant if, after payment of any such dividends or any such repurchases of common stock, the Registrant’s consolidated stockholders’ equity would be less than $125,000,000. At March 30, 2002, the Registrant’s consolidated stockholders’ equity was $179,770,000.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Restated Articles of Incorporation of Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998.

3.2	Articles of Amendment of Lance, Inc. dated July 14, 1998 designating rights, preferences and privileges of the Registrant’s Series A Junior Participating Preferred Stock, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

3.3	Bylaws of Lance, Inc., as amended through April 26, 2001, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 30, 2001.

10.1*	Lance, Inc. 2002 Annual Performance Incentive Plan for Officers

10.2*	Lance, Inc. 2002 Long-Term Incentive Plan for Officers

10.3	Second Amended and Restated Credit Agreement dated as of February 8, 2002 among Registrant, Lanfin Investments Inc., Bank of America, National Association, First Union National Bank, Fleet National Bank, et al.

99.1	Cautionary Statement under Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

* Management Contract

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the thirteen weeks ended March 30, 2002.

Items 1, 3, 4 and 5 are not applicable and have been omitted.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCE, INC.

By:	/s/ B. Clyde Preslar

B. Clyde Preslar Vice President and Principal Financial Officer

Dated: April 25, 2002

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

EXHIBITS
Item 6(a)

FORM 10-Q
QUARTERLY REPORT

For the quarterly period ended March 30, 2002	Commission File Number 0-398

LANCE, INC.

EXHIBIT INDEX

Exhibit
No.	Exhibit Description

3.1	Restated Articles of Incorporation of Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998.

3.2	Articles of Amendment of Lance, Inc. dated July 14, 1998 designating rights, preferences and privileges of the Registrant’s Series A Junior Participating Preferred Stock, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

3.3	Bylaws of Lance, Inc., as amended through April 26, 2001, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 30, 2001.

10.1*	Lance, Inc. 2002 Annual Performance Incentive Plan for Officers

10.2*	Lance, Inc. 2002 Long-Term Incentive Plan for Officers

10.3	Second Amended and Restated Credit Agreement dated as of February 8, 2002 among Registrant, Lanfin Investments Inc., Bank of America, National Association, First Union National Bank, Fleet National Bank, et al.

99.1	Cautionary Statement under Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

* Management Contract