Form 10-Q
period 2002-06-29
LANCE INC
filed 2002-07-26
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Filed Pursuant to Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For the quarterly (thirteen week) period ended June 29, 2002	Commission File Number 0-398

LANCE, INC.
(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of Incorporation or organization)	56-0292920 (I.R.S. Employer Identification No.)

8600 South Boulevard P.O. Box 32368 Charlotte, North Carolina (Address of principal executive offices)	28232 (Zip Code)

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

     The number of shares outstanding of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of July 24, 2002, was 29,098,299 shares.

LANCE, INC. AND SUBSIDIARIES

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets — June 29, 2002 (Unaudited) and December 29, 2001	3

Condensed Consolidated Statements of Income (Unaudited) – Thirteen and Twenty-Six Weeks Ended June 29, 2002 and June 30, 2001	4

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited) – Twenty-Six Weeks Ended June 29, 2002 and June 30, 2001	5

Condensed Consolidated Statements of Cash Flows (Unaudited) – Twenty-Six Weeks Ended June 29, 2002 and June 30, 2001	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	17

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds	17

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 5. Other Information	17

Item 6. Exhibits and Reports on Form 8-K	18

SIGNATURES	19

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
As of June 29, 2002 (Unaudited) and December 29, 2001
(In thousands, except share data)

	June 29,	December 29,
	2002	2001

ASSETS
Current assets
Cash and cash equivalents	$9,856	$4,798
Accounts receivable (less allowance for doubtful accounts)	44,533	41,718
Inventories	29,139	26,828
Deferred income tax benefit	5,963	5,824
Prepaid expenses and other	3,181	3,126

Total current assets	92,672	82,294

Property, plant & equipment, net	184,143	179,436
Goodwill, net	40,631	39,411
Other intangible assets, net	8,743	9,054
Other assets	3,164	3,204

Total assets	$329,353	$313,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$126	$487
Accounts payable	12,567	10,776
Accrued compensation	12,067	15,335
Accrued liabilities	18,570	19,489

Total current liabilities	43,330	46,087

Other liabilities and deferred credits
Long-term debt	62,936	49,344
Deferred income taxes	24,233	23,063
Accrued postretirement health care costs	7,868	8,852
Accrual for insurance claims	5,227	4,511
Other long-term liabilities	2,972	3,623

Total other liabilities and deferred credits	103,236	89,393

Stockholders’ equity
Common stock, $0.83 1/3 par value (authorized: 75,000,000 shares; 29,093,172 and 28,995,172 shares outstanding at June 29, 2002 and December 29, 2001)	24,244	24,163
Preferred stock, $1.00 par value (authorized: 5,000,000 shares; 0 shares outstanding at June 29, 2002 and December 29, 2001)	—	—
Additional paid-in capital	3,055	1,865
Unamortized portion of restricted stock awards	(778)	(826)
Retained earnings	157,014	154,075
Accumulated other comprehensive loss	(748)	(1,358)

Total stockholders’ equity	182,787	177,919

Total liabilities and stockholders’ equity	$329,353	$313,399

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)
For the Thirteen and Twenty-Six Weeks Ended June 29, 2002 and June 30, 2001
(In thousands, except share and per share data)

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Net sales and other operating revenue	$141,382	$143,981	$278,699	$282,943

Cost of sales and operating expenses:

Cost of sales	71,353	73,548	140,830	144,940
Selling, marketing and delivery	50,222	49,384	99,140	98,494
General and administrative	6,862	7,494	14,947	15,168
Provisions for employees’ retirement plans	1,224	1,161	2,333	2,197
Amortization of goodwill and other intangibles	174	528	343	1,039
Other expense, net	37	402	78	358

Total costs and expenses	129,872	132,517	257,671	262,196

Earnings before interest and income taxes	11,510	11,464	21,028	20,747

Interest expense, net	853	1,000	1,768	2,093

Earnings before income taxes	10,657	10,464	19,260	18,654

Income taxes	3,866	3,846	7,026	6,929

Net income	$6,791	$6,618	$12,234	$11,725

Earnings per share
Basic	$0.23	$0.23	$0.42	$0.41
Diluted	$0.23	$0.23	$0.42	$0.40

Weighted average shares outstanding — basic	28,972,000	28,909,000	28,951,000	28,905,000
Weighted average shares outstanding — diluted	29,387,000	29,018,000	29,322,000	29,013,000

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited)
For the Twenty-Six Weeks Ended June 29, 2002 and June 30, 2001
(In thousands, except share data)

				Unamortized
				Portion of		Accumulated
			Additional	Restricted		Other
		Common	Paid-in	Stock	Retained	Comprehensive
	Shares	Stock	Capital	Awards	Earnings	Income (Loss)	Total

Balance, December 30, 2000	28,947,222	$24,123	$1,229	$(437)	$148,859	$(116)	$173,658

Comprehensive income:
Net income	—	—	—	—	11,725	—	11,725
Foreign currency translation adjustment	—	—	—	—	—	(140)	(140)

Total comprehensive income	—	—	—	—	—	—	11,585

Cash dividends paid to stockholders	—	—	—	—	(9,274)	—	(9,274)

Issuance of restricted stock, net of cancellations	34,950	29	449	(412)	—	—	66

Balance, June 30, 2001 (restated)	28,982,172	$24,152	$1,678	$(849)	$151,310	$(256)	$176,035

Balance, December 29, 2001	28,995,172	$24,163	$1,865	$(826)	$154,075	$(1,358)	$177,919

Comprehensive income:
Net income	—	—	—	—	12,234	—	12,234
Unrealized gain on interest rate swap, net of tax effect of $210	—	—	—	—	—	356	356
Foreign currency translation adjustment	—	—	—	—	—	254	254

Total comprehensive income							12,844

Cash dividends paid to stockholders	—	—	—	—	(9,295)	—	(9,295)

Stock Options Exercised	77,925	64	925	—	—	—	989

Issuance of restricted stock, net of cancellations	20,075	17	265	48	—	—	330

Balance, June 29, 2002	29,093,172	$24,244	$3,055	$(778)	$157,014	$(748)	$182,787

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Twenty-Six Weeks Ended June 29, 2002 and June 30, 2001
(In thousands)

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	June 29, 2002	June 30, 2001

Operating Activities
Net income	$12,234	$11,725
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	14,724	15,116
Loss on sale of property, net	41	243
Deferred income taxes	722	(480)
Changes in operating assets and liabilities	(7,720)	(3,780)

Net cash flow provided by operating activities	20,001	22,824

Investing Activities
Purchases of property and equipment	(18,201)	(18,152)
Proceeds from sale of property and equipment	85	412

Net cash used in investing activities	(18,116)	(17,740)

Financing Activities
Dividends paid	(9,295)	(9,274)
Issuance of common stock, net	989	—
Repayments of debt	(414)	(231)
Borrowings under revolving credit facilities, net	11,798	6,145

Net cash provided by (used in) financing activities	3,078	(3,360)

Effect of exchange rate changes on cash	95	(40)

Increase in cash and cash equivalents	5,058	1,684
Cash and cash equivalents at beginning of period	4,798	1,224

Cash and cash equivalents at end of period	$9,856	$2,908

Supplemental information and non-cash transactions:
Cash paid for income taxes	$6,242	$6,044
Cash paid for interest	$1,169	$1,678
Deferred taxes included in other comprehensive income	$210	$—

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	The accompanying unaudited condensed consolidated financial statements of Lance, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, these financial statements reflect all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of June 29, 2002 and December 29, 2001, and the consolidated statements of income for the thirteen and twenty-six weeks ended June 29, 2002 and June 30, 2001 and the statements of stockholders’ equity and comprehensive income and cash flows for the twenty-six weeks ended June 29, 2002 and June 30, 2001. Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified for consistent presentation.

2.	The consolidated results of operations for the twenty-six weeks ended June 29, 2002 are not necessarily indicative of the results to be expected for a full year.

3.	The Company’s principal raw materials are flour, peanuts, peanut butter, oils, shortenings, potatoes, sugar, popcorn, cheese, corn syrup and seasonings.

4.	The Company utilizes the dollar value last-in, first-out (LIFO) method of determining the cost of the majority of its inventories. Because inventory calculations under the LIFO method are based on annual determinations, the determination of interim LIFO valuations requires that estimates be made of year-end costs and levels of inventories. The possibility of variation between estimated year-end costs and levels of LIFO inventories and the actual year-end amounts may materially affect the results of operations as finally determined for the full year.

Inventories consist of (in thousands):

	June 29,	December 29,
	2002	2001

Finished goods	$19,624	$16,311
Raw materials	5,441	6,516
Packaging and supplies, etc.	7,958	7,828

Total inventories at FIFO cost	33,023	30,655
Less: Adjustments to reduce FIFO cost to LIFO cost	(3,884)	(3,827)

Total inventories	$29,139	$26,828

5.	As of December 29, 2001, the Company restated retained earnings in the Form 10-K for the earliest period presented. The cumulative effect of this restatement resulted in a reduction of retained earnings of $935,000. Accordingly, retained earnings at June 30, 2001 included in the Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income has been adjusted to reflect the effect of this restatement. The income statement impact for the thirteen and twenty-six weeks ended June 30, 2001 was not material.

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

6.	The following table provides a reconciliation of the denominator used in computing basic savings per share to the denominator used in computing diluted earnings per share for the thirteen weeks ended June 29, 2002 and June 30, 2001 (there were no reconciling items for the numerator amounts of basic and diluted earnings per share):

	June 29, 2002	June 30, 2001

Weighted average number of common shares used in computing basic earnings per share	28,972,000	28,909,000

Effect of dilutive stock options and non-vested restricted stock	415,000	109,000

Weighted average number of common shares and dilutive potential common stock used in computing diluted earnings per share	29,387,000	29,018,000

Stock options excluded from the above reconciliation because they are anti-dilutive	1,335,000	1,967,000

7.	During the twenty-six weeks ended June 29, 2002 and June 30, 2001, the Company included in accumulated other comprehensive loss an unrealized gain/(loss) due to foreign currency translation of $254,000 and $(140,000), respectively. Income taxes on the foreign currency translation adjustment in other comprehensive income were not recognized because the earnings are intended to be indefinitely reinvested in those operations. Also included in accumulated other comprehensive loss for the twenty-six weeks ended June 29, 2002 was an unrealized gain of $356,000, net of tax effect of $210,000 related to an interest rate swap accounted for as a cash flow hedge in accordance with SFAS No. 133.

8.	The Company has implemented Emerging Issues Task Force Issue 00-14, Accounting for Certain Sales Incentives, and Emerging Issues Task Force Issue 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products, which became effective beginning in the Company’s quarter ended March 30, 2002. These Issues address the recognition, measurement and income statement classification for certain sales incentives. Therefore, the Company has reclassified certain expenses in the income statement which reduce net sales and other operating revenue and selling, marketing and delivery expenses. The impact of these reclassifications was $6.8 million and $7.0 million for the thirteen weeks ended June 29, 2002 and June 30, 2001, respectively. The impact for the twenty-six weeks ended June 29, 2002 and June 30, 2001 was $13.2 million and $13.4 million, respectively. These amounts have been reclassified between net sales and other operating revenue and selling, marketing and delivery expenses. There is no impact to net income.

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

9.	For the 2002 fiscal year, the Company adopted Financial Accounting Standards Board Statement (“SFAS”) No. 142, Goodwill and Other Intangible Assets which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The new criteria provided in SFAS No. 142 require the testing of impairment based on fair value. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values.

SFAS No. 142 requires the Company to evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first quarter of 2002. In addition, to the extent an intangible asset is identified as having an indefinite life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. The Company has tested goodwill and intangible assets for impairment under the provision of SFAS No. 142. These tests indicated that there was no impairment of goodwill or intangible assets.

As of the date of adoption, the Company had unamortized goodwill in the amount of $39.4 million and unamortized identifiable intangible assets in the amount of $8.9 million. Under the provisions of SFAS No. 142, for fiscal years beginning after 2001, the Company is no longer recording amortization expense on goodwill.

As of June 29, 2002, the Company had the following acquired intangible assets recorded:

	Gross Carrying	Accumulated
(in thousands)	Amount	Amortization

Amortized Intangible Assets:
Non-compete Agreements	$3,355	$(2,188)

Unamortized Intangible Assets:
Trademarks	$7,576

The non-compete agreements are being amortized over the life of the agreements. The trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely. Therefore, under the provisions of SFAS No. 142, the trademark will no longer be amortized.

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The changes in the carrying amount of goodwill for the quarter ended June 29, 2002 are as follows:

Gross Carrying
(in thousands)	Amount

Balance as of December 30, 2001	$39,411
Changes in foreign currency exchange rates	1,220

Balance as of June 29, 2002	$40,631

The following table indicates the effect on net income and earnings per share if SFAS No. 142 had been in effect for each of the years presented in the income statement (net of profit sharing and income tax effect):

	For the thirteen		For the twenty-six
	weeks ended,		weeks ended,

(in thousands, except per share data)	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Reported Net Income	$6,791	$6,618	$12,234	$11,725
Add back: Goodwill amortization	—	286	—	550
Add back: Trademark amortization	—	28	—	54

Adjusted Net Income	$6,791	$6,932	$12,234	$12,329

Basic earnings per share:
Reported net income	$0.23	$0.23	$0.42	$0.41
Goodwill amortization	—	0.01	—	0.02
Trademark amortization	—	0.00	—	0.00

Adjusted net income	$0.23	$0.24	$0.42	$0.43

Diluted earnings per share:
Reported net income	$0.23	$0.23	$0.42	$0.40
Goodwill amortization	—	0.01	—	0.02
Trademark amortization	—	0.00	—	0.00

Adjusted net income	$0.23	$0.24	$0.42	$0.42

10.	The Company is exposed to certain market, commodity, interest rate and foreign exchange rate risks as part of its ongoing business operations and may use derivative financial instruments, where appropriate, to manage these risks. The derivative instruments must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The Company does not use derivatives for trading purposes.

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

Derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract was entered into, the Company designated it as a hedge of the variability of cash flows

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

to be received or paid related to a recognized asset or liability (“cash flow” hedge). The Company formally documents all relationships between the hedging instrument and hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction. The Company formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item.

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

11.	Sales to the Company’s largest customer (Wal-Mart Stores, Inc.) were approximately 11.7% of revenues for the thirteen and twenty-six weeks ended June 29, 2002. Accounts receivable at June 29, 2002 and December 29, 2001 included receivables from Wal-Mart Stores, Inc. totaling $6.9 million and $8.6 million, respectively.

12.	The Company’s total bad debt expense for the thirteen weeks ended June 29, 2002 and June 30, 2001 amounted to $0.3 million and $0.1 million, respectively. For the twenty-six weeks ended June 29, 2002 and June 30, 2001, total bad debt expense amounted to $1.4 million and $0.9 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, bad debts, inventories, investments, intangible assets, income taxes, insurance, other post-retirement benefits, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Thirteen Weeks Ended June 29, 2002 Compared to Thirteen Weeks Ended June 30, 2001

	Thirteen weeks ended

	June 29,		June 30,
($ In thousands)	2002		2001		Difference

Revenues	$141,382	100.0%	$143,981	100.0%	$(2,599)	(1.8%)
Cost of sales	71,353	50.5%	73,548	51.1%	2,195	3.0%

Gross margin	70,029	49.5%	70,433	48.9%	(404)	(0.6%)
Selling, marketing and delivery expenses	50,222	35.5%	49,384	34.3%	(838)	1.7%
General and administrative expenses	6,862	4.9%	7,494	5.2%	632	8.4%
Provision for employees’ retirement plans	1,224	0.9%	1,161	0.8%	(63)	(5.4%)
Amortization of goodwill and intangibles	174	0.1%	528	0.3%	354	67.0%
Other expense, net	37	0.0%	402	0.3%	365	90.8%

Earnings before interest and taxes	11,510	8.1%	11,464	8.0%	46	0.4%
Interest expense, net	853	0.6%	1,000	0.7%	147	14.7%
Income taxes	3,866	2.7%	3,846	2.7%	(20)	0.5%

Net income	$6,791	4.8%	$6,618	4.6%	$173	2.6%

Revenues for the thirteen weeks ended June 29, 2002 decreased $2.6 million or 1.8% as compared to the thirteen weeks ended June 30, 2001. Non-branded revenue decreased 3.1% largely due to lower sales of third-party products. Branded revenue declined 1.1% from the prior year. Branded revenues as a percent of total revenue increased to 67.6% from 67.2% in the prior year.

Gross margin as a percent of revenue increased 0.6 percentage points to 49.5% for the thirteen weeks ended June 29, 2002. This increase is primarily due to favorable mix of products and improved manufacturing efficiencies.

Selling, marketing and delivery costs increased as a percent of revenue to 35.5% from 34.3% in the prior year. This increase is primarily due to increased investments in the Company’s route distribution system and increased expenses related to workers’ compensation insurance. General and administrative expenses decreased $0.6 million from the prior year principally due to reduced incentive expense.

The provision for employees’ retirement plans was higher due to the profitability-based formula for these contributions. Amortization of goodwill and intangibles decreased $0.4 million from the prior year due to the adoption of SFAS No. 142. Other expense, net, which is impacted primarily by fixed asset disposals and foreign currency transactions, decreased $0.4 million.

The $0.1 million decrease in net interest expense was primarily the result of lower interest rates. See discussion in “Liquidity and Capital Resources” below.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The effective income tax rate decreased from 36.8% in the prior year to 36.3% for the thirteen weeks ended June 29, 2002 due to changes in the composition of earnings among the consolidated entities.

Twenty-Six Weeks Ended June 29, 2002 Compared to Twenty-Six Weeks Ended June 30, 2001

	Twenty-six weeks ended

	June 29,		June 30,
($ In thousands)	2002		2001		Difference

Revenues	$278,699	100.0%	$282,943	100.0%	$(4,244)	(1.5%)
Cost of sales	140,830	50.5%	144,940	51.2%	4,110	2.8%

Gross margin	137,869	49.5%	138,003	48.8%	(134)	(0.1%)
Selling, marketing and delivery expenses	99,140	35.6%	98,494	34.8%	(646)	(0.7%)
General and administrative expenses	14,947	5.4%	15,168	5.4%	221	1.5%
Provision for employees’ retirement plans	2,333	0.9%	2,197	0.8%	(136)	(6.2%)
Amortization of goodwill and intangibles	343	0.1%	1,039	0.4%	696	67.0%
Other expense, net	78	0.0%	358	0.1%	280	78.2%

Earnings before interest and taxes	21,028	7.5%	20,747	7.3%	281	1.4%
Interest expense, net	1,768	0.6%	2,093	0.7%	325	15.5%
Income taxes	7,026	2.5%	6,929	2.5%	(97)	(1.4%)

Net income	$12,234	4.4%	$11,725	4.1%	$509	4.3%

Revenues for the twenty-six weeks ended June 29, 2002 decreased $4.2 million or 1.5% as compared to the twenty-six weeks ended June 30, 2001. The decrease is predominately due to a 1.8% decline in branded revenue from the prior year. Branded revenues represented 67.0% of total revenues as compared to 67.2% in the prior year.

Gross margin as a percent of revenue increased 0.7 percentage points to 49.5% for the twenty-six weeks ended June 29, 2002. This increase is primarily due to improved manufacturing efficiencies and selective selling price changes.

Selling, marketing and delivery costs increased as a percent of revenue to 35.6% from 34.8% in the prior year. This increase is primarily due to increased investments in the Company’s route distribution system and increased expenses related to workers’ compensation insurance. General and administrative expenses decreased $0.2 million from the prior year mainly due to reduced incentive expense offset largely by increased bad debt provisions related to a third party distributor.

The provision for employees’ retirement plans was higher due to the profitability-based formula for these contributions. Amortization of goodwill and intangibles decreased $0.7 million from the prior year due to the adoption of SFAS No. 142. Other expense, net, which is impacted primarily by fixed asset disposals and foreign currency transactions, decreased $0.3 million.

The $0.3 million decrease in net interest expense was primarily the result of lower interest rates. See discussion in “Liquidity and Capital Resources” below.

The effective income tax rate decreased from 37.1% in the prior year to 36.5% for the twenty-six weeks ended June 29, 2002 due to changes in the composition of earnings among the consolidated entities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Primary sources of liquidity are cash flows from operating activities and certain financing activities. Net cash provided by operating activities for the twenty-six weeks ended June 29, 2002 was $20.0 million. Working capital (other than cash and cash equivalents) increased to $39.5 million at June 29, 2002 from $31.4 million at December 29, 2001 due to seasonal increases in accounts receivable and inventories and decreases in various current liabilities offset by seasonal increases in accounts payable.

Cash flow used in investing activities for the twenty-six weeks ended June 29, 2002 was $18.1 million. The primary component of cash used in investing activities was capital expenditures. Cash expenditures for fixed assets totaled $18.2 million with the largest expenditures being plant equipment.

Cash provided by financing activities for the twenty-six weeks ended June 29, 2002 totaled $3.1 million. The Company had net borrowings of $11.8 million. Cash dividends of $0.32 per share for the twenty-six weeks ended June 29, 2002 amounted to $9.3 million. On January 31, 2002, the Board of Directors authorized the repurchase of 1.0 million shares of its common stock. The Company currently has no active program to repurchase shares of its common stock.

In February 2002, the Company amended its unsecured revolving credit agreement, first entered into in 1999, giving the Company the ability to borrow up to $60 million and Canadian (“Cdn”) $25 million through February 2007. At June 29, 2002, $21.0 million was outstanding on these unsecured revolving credit facilities. Borrowing and repayments under these revolving credit facilities are similar in nature to short-term credit lines; however, due to the nature and terms of the agreements allowing repayment through February 2007, all borrowings under these facilities are classified as long-term debt.

As of June 29, 2002, cash and cash equivalents totaled $9.9 million and total debt outstanding was $63.1 million. Additional borrowings available under all credit facilities totaled $58.0 million. The Company has complied with all financial covenants contained in the financing agreements. Available cash, cash from operations and available credit under the credit facilities are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future.

The Company leases certain facilities and equipment classified as operating leases. The future minimum lease commitments for operating leases as of June 29, 2002 were approximately $4.3 million. The Company also maintains standby letters of credit in connection with its self-insurance reserves for casualty claims. The total amount of these letters of credit was $5.9 million as of June 29, 2002.

In addition, the Company entered into a long-term guaranteed payment commitment during 2000 with a supplier. Under the terms of this agreement, to the extent the Company’s purchases exceed an agreed upon amount no additional amount is due from the Company. However, if purchases are below this amount, the Company is required to compensate the supplier. In addition, the Company has provided a guarantee to a third party for fixed asset financing for the supplier. The maximum annual payment guarantees to both the supplier and third party are $838,000 per year through 2007 and $249,000 in 2008. The total amount of exposure under these guarantees was $4.2 million as of June 29, 2002.

On July 25, 2002 the Board of Directors declared a $0.16 per share quarterly cash dividend on the Company’s common stock payable on August 20, 2002 to stockholders of record on August 12, 2002.

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

Raw materials used by the Company are exposed to the impact of changing commodity prices. At times, the Company enters into commodity futures and option contracts to manage fluctuations in prices of anticipated purchases of certain raw materials. The Company’s policy is to use such commodity derivative financial instruments only to the extent necessary to manage these exposures. The Company does not use these financial instruments for trading purposes. As of June 29, 2002, the Company has not entered into any commodity futures or option contracts.

Most of the Company’s long-term debt obligations incur interest at floating rates, based on changes in U.S. Dollar LIBOR, Canadian Dollar LIBOR and prime rate interest. To manage exposure to changing interest rates, the Company has entered into an interest rate swap agreement covering a significant amount of its outstanding debt. At June 29, 2002, the Company’s long term debt totaled $63.0 million, with interest rates ranging from 2.58% to 7.00%, with a weighted average interest rate of 5.02%. A 10% increase in U.S. LIBOR and Canadian LIBOR would have increased interest expense for the quarter by $0.1 million.

The Company is exposed to certain credit risks related to its accounts receivable. The Company performs ongoing credit evaluations of its customers to minimize the potential exposure. As of June 29, 2002, the Company had an allowance for doubtful accounts of $2.1 million.

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

The Company currently records the fair value of outstanding derivatives in other long-term liabilities. Gains and losses related to the ineffective portion of the hedges are recorded in expenses based on the nature of the derivative. There was no ineffectiveness as a result of the derivative as of June 29, 2002. The qualifying derivative is reported as part of cash flow hedge arrangements as follows:

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

In September 2001, the Company entered into an interest rate swap agreement in order to manage the risk associated with variable interest rates. The variable-to-fixed interest rate swap is accounted for as a cash flow hedge, with effectiveness assessed based on changes in the present value of interest payments on the underlying debt. The notional amount, interest payment and maturity dates of the swap match the principal, interest payment and maturity dates of the related debt. The interest rate on the swap was 5.9%, including applicable margin. The underlying notional amount of the swap agreement is Cdn $50 million. The fair value, determined by a third party financial institution, of the interest rate swap was a $0.6 million liability as of June 29, 2002 and is included in other long-term liabilities.

An unrealized gain from the cash flow hedge was recorded in the amount of $0.4 million, net of income tax, in accumulated other comprehensive income during the twenty-six weeks ended June 29, 2002. The net unrealized loss at June 29, 2002 will be reclassified into interest expense over the life of the interest rate hedge.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

The Registrant’s Second Amended and Restated Credit Agreement dated February 8, 2002, restricts payment of cash dividends and repurchases of common stock by the Registrant if, after payment of any such dividends or any such repurchases of common stock, the Registrant’s consolidated stockholders’ equity would be less than $125,000,000. At June 29, 2002, the Registrant’s consolidated stockholders’ equity was $182,787,000.

Item 4. Submission of Matters to a Vote of Security Holders

At the Registrant’s Annual Meeting of Stockholders held on April 25, 2002, the following matters were submitted to a vote of the stockholders of the Registrant:

1.	Election of nominees to the Board of Directors of the Registrant:

For Term Ending in 2005	Shares Voted in Favor	Shares Withheld
J.W. Disher	26,219,686	609,438
Scott C. Lea	26,515,755	313,369
Wilbur J. Prezzano	26,297,275	531,849
Robert V. Sisk	26,199,865	629,260

For Term Ending in 2003	Shares Voted in Favor	Shares Withheld
David L. Burner	26,566,342	262,782

2.	Ratification of the selection of KPMG LLP as independent public accountants for fiscal year 2002, which was approved by a vote of 26,250,961 shares in favor, 536,373 shares against and 41,791 shares abstaining.

Item 5. Other Information

Notice for Nominations of Directors. On April 25, 2002, Section 3.3 of the Registrant’s Bylaws was amended to add an advance notice provision for nominations of directors at annual or special meetings of the stockholders of the Registrant.

In order for a nomination of a director to be considered at an annual meeting of the stockholders of the Registrant, a stockholder must submit such nomination in writing to the Secretary of the Registrant. Pursuant to Section 3.3 of the Bylaws, to be considered timely, a nomination must be received at the principal office of the Registrant not less than 75 days nor more than 105 days prior to the anniversary of the prior year’s annual meeting of stockholders. In the event that the date of an annual meeting is advanced or delayed by more than 30 days from the anniversary of the prior year’s annual meeting, a nomination must be received at the principal office of the Registrant not less than 75 days nor more than 105 days prior to the delayed or advanced meeting date, so long as the Registrant has provided notice of such change in date of the annual meeting in a Form 10-Q or Form 8-K filed with the Securities and Exchange Commission. The amended Bylaws are filed as Exhibit 3.3 to this Report.

The 2002 Annual Meeting of Stockholders was held on April 25, 2002 and the 2003 Annual Meeting of Stockholders is scheduled for April 24, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Restated Articles of Incorporation of Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998.

3.2	Articles of Amendment of Lance, Inc. dated July 14, 1998 designating rights, preferences and privileges of the Registrant’s Series A Junior Participating Preferred Stock, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

3.3	Bylaws of Lance, Inc., as amended through April 25, 2002.

10.1*	Form of Executive Severance Agreement between the Registrant and each of B. Clyde Preslar, Richard G. Tucker, L.R. Gragnani, H. Dean Fields, David R. Perzinski and Margaret E. Wicklund, incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

99.1	Cautionary Statement under Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

* Management Contract

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the thirteen weeks ended June 29, 2002.

Items 1 and 3 are not applicable and have been omitted.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCE, INC.

	By:	/s/ B. Clyde Preslar

B. Clyde Preslar Vice President and Principal Financial Officer

Dated: July 25, 2002

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

EXHIBITS
Item 6(a)

FORM 10-Q
QUARTERLY REPORT

For the quarterly period ended June 29, 2002	Commission File Number 0-398

LANCE, INC.

EXHIBIT INDEX

Exhibit
No.	Exhibit Description

3.1	Restated Articles of Incorporation of Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998.

3.2	Articles of Amendment of Lance, Inc. dated July 14, 1998 designating rights, preferences and privileges of the Registrant’s Series A Junior Participating Preferred Stock, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

3.3	Bylaws of Lance, Inc., as amended through April 25, 2002.

10.1*	Form of Executive Severance Agreement between the Registrant and each of B. Clyde Preslar, Richard G. Tucker, L.R. Gragnani, H. Dean Fields, David R. Perzinski and Margaret E. Wicklund, incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

99.1	Cautionary Statement under Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

* Management Contract