Form 10-Q
period 2002-09-28
LANCE INC
filed 2002-11-08
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Filed Pursuant to Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For the quarterly (thirteen week) period ended
September 28, 2002	Commission File Number 0-398

LANCE, INC.
(Exact name of registrant as specified in its charter)

North Carolina	56-0292920
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

8600 South Boulevard
P.O. Box 32368
Charlotte, North Carolina	28232
(Address of principal executive offices)	(Zip Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

     The number of shares outstanding of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of November 1, 2002, was 29,098,584 shares.

LANCE, INC. AND SUBSIDIARIES

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets — September 28, 2002 (Unaudited) and December 29, 2001	3

Condensed Consolidated Statements of Income (Unaudited) — Thirteen and Thirty-Nine Weeks Ended September 28, 2002 and September 29, 2001	4

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited) — Thirty-Nine Weeks Ended September 28, 2002 and September 29, 2001	5

Condensed Consolidated Statements of Cash Flows (Unaudited) — Thirty-Nine Weeks Ended September 28, 2002 and September 29, 2001	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	16

Item 4. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds	17

Item 6. Exhibits and Reports on Form 8-K	18

SIGNATURES	19

MANAGEMENT CERTIFICATIONS	20

LANCE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
As of September 28, 2002 (Unaudited) and December 29, 2001
(In thousands, except share data)

	September 28,	December 29,
	2002	2001

ASSETS
Current assets
Cash and cash equivalents	$471	$4,798
Accounts receivable (less allowance for doubtful accounts)	45,281	41,718
Inventories	28,071	26,828
Deferred income tax benefit	7,071	5,824
Prepaid expenses and other	4,195	3,126

Total current assets	85,089	82,294
Property, plant & equipment, net	179,498	179,436
Goodwill, net	39,749	39,411
Other intangible assets, net	8,572	9,054
Other assets	2,431	3,204

Total assets	$315,339	$313,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$92	$487
Accounts payable	12,644	10,776
Accrued compensation	12,752	15,335
Accrued liabilities	22,692	19,489

Total current liabilities	48,180	46,087

Other liabilities and deferred credits
Long-term debt	42,018	49,344
Deferred income taxes	26,292	23,063
Accrued postretirement health care costs	7,307	8,852
Accrual for insurance claims	5,033	4,511
Other long-term liabilities	3,618	3,623

Total other liabilities and deferred credits	84,268	89,393

Stockholders’ equity
Common stock, $0.83 1/3 par value (authorized: 75,000,000 shares; 29,098,744 and 28,995,172 shares outstanding at September 28, 2002 and December 29, 2001)	24,248	24,163
Preferred stock, $1.00 par value (authorized: 5,000,000 shares; 0 shares outstanding at September 28, 2002 and December 29, 2001)	—	—
Additional paid-in capital	3,051	1,865
Unamortized portion of restricted stock awards	(591)	(826)
Retained earnings	157,502	154,075
Accumulated other comprehensive loss	(1,319)	(1,358)

Total stockholders’ equity	182,891	177,919

Total liabilities and stockholders’ equity	$315,339	$313,399

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)
For the Thirteen and Thirty-Nine Weeks Ended September 28, 2002 and September 29, 2001
(In thousands, except share and per share data)

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	Sept 28, 2002	Sept 29, 2001	Sept 28, 2002	Sept 29, 2001

Net sales and other operating revenue	$135,753	$141,646	$414,451	$424,534

Cost of sales and operating expenses:

Cost of sales	69,818	72,174	210,647	217,115
Selling, marketing and delivery	49,070	48,639	148,209	147,075
General and administrative	5,759	7,655	20,705	22,823
Provisions for employees’ retirement plans	978	1,265	3,311	3,462
Amortization of goodwill and other intangibles	173	510	516	1,549
Other expense (income), net	1,097	(16)	1,175	341

Total costs and expenses	126,895	130,227	384,563	392,365

Earnings before interest and income taxes	8,858	11,419	29,888	32,169

Interest expense, net	760	872	2,528	2,964

Earnings before income taxes	8,098	10,547	27,360	29,205

Income taxes	2,960	3,913	9,986	10,842

Net income	$5,138	$6,634	$17,374	$18,363

Earnings per share
Basic	$0.18	$0.23	$0.60	$0.64
Diluted	$0.18	$0.23	$0.59	$0.63

Weighted average shares outstanding — basic	29,009,000	28,912,000	28,971,000	28,907,000
Weighted average shares outstanding — diluted	29,273,000	29,129,000	29,261,000	29,039,000

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive
Income (Unaudited) For the Thirty-Nine Weeks Ended September 28, 2002 and September 29, 2001
(In thousands, except share data)

				Unamortized
				Portion of		Accumulated
			Additional	Restricted		Other
		Common	Paid-in	Stock	Retained	Comprehensive
	Shares	Stock	Capital	Awards	Earnings	Income(Loss)	Total

Balance, December 30, 2000	28,947,222	$24,123	$1,229	$(437)	$148,859	$(116)	$173,658

Comprehensive income:
Net income	—	—	—	—	18,363	—	18,363
Unrealized loss on interest rate swap, net of tax effect of $311	—	—	—	—	—	(508)	(508)
Foreign currency translation adjustment	—	—	—	—	—	(437)	(437)

Total comprehensive income	—	—	—	—	—	—	17,418

Cash dividends paid to stockholders	—	—	—	—	(13,915)	—	(13,915)

Stock options exercised	3,250	2	30	—	—	—	32

Issuance of restricted stock, net of cancellations	34,950	29	440	(368)	—	—	101

Balance, September 29, 2001 (restated)	28,985,422	$24,154	$1,699	$(805)	$153,307	$(1,061)	$177,294

Balance, December 29, 2001	28,995,172	$24,163	$1,865	$(826)	$154,075	$(1,358)	$177,919

Comprehensive income:
Net income	—	—	—	—	17,374	—	17,374
Unrealized loss on interest rate swap, net of tax effect of $41	—	—	—	—	—	(70)	(70)
Foreign currency translation adjustment	—	—	—	—	—	109	109

Total comprehensive income							17,413

Cash dividends paid to stockholders	—	—	—	—	(13,947)	—	(13,947)

Stock options exercised	84,800	70	1,054	—	—	—	1,124

Issuance of restricted stock, net of cancellations	18,772	15	132	235	—	—	382

Balance, September 28, 2002	29,098,744	$24,248	$3,051	$(591)	$157,502	$(1,319)	$182,891

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Thirty-Nine Weeks Ended September 28, 2002 and September 29, 2001
(In thousands)

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	Sept 28, 2002	Sept 29, 2001

Operating Activities
Net income	$17,374	$18,363
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	21,695	23,763
Loss (gain) on sale of property, net	939	(710)
Deferred income taxes	1,995	1,053
Changes in operating assets and liabilities	(3,737)	1,873

Net cash flow provided by operating activities	38,266	44,342

Investing Activities
Purchases of property and equipment	(21,757)	(22,946)
Proceeds from sale of property and equipment	166	534

Net cash used in investing activities	(21,591)	(22,412)

Financing Activities
Dividends paid	(13,947)	(13,915)
Issuance of common stock, net	1,124	32
Repayments of debt	(5,145)	(331)
Repayments under revolving credit facilities, net	(3,099)	(4,827)

Net cash used in financing activities	(21,067)	(19,041)

Effect of exchange rate changes on cash	65	(184)

Increase (decrease) in cash and cash equivalents	(4,327)	2,705
Cash and cash equivalents at beginning of period	4,798	1,224

Cash and cash equivalents at end of period	$471	$3,929

Supplemental information and non-cash transactions:
Cash paid for income taxes	$7,735	$7,756
Cash paid for interest	$1,324	$1,999
Deferred taxes included in other comprehensive income	$41	$311

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	The accompanying unaudited condensed consolidated financial statements of Lance, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, these financial statements reflect all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of September 28, 2002 and December 29, 2001, and the consolidated statements of income for the thirteen and thirty-nine weeks ended September 28, 2002 and September 29, 2001 and the statements of stockholders’ equity and comprehensive income and cash flows for the thirty-nine weeks ended September 28, 2002 and September 29, 2001. Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified for consistent presentation.

2.	The consolidated results of operations for the thirty-nine weeks ended September 28, 2002 are not necessarily indicative of the results to be expected for a full year.

3.	The Company’s principal raw materials are flour, peanuts, peanut butter, oils, shortenings, potatoes, sugar, popcorn, cheese, corn syrup and seasonings.

4.	The Company utilizes the dollar value last-in, first-out (LIFO) method of determining the cost of the majority of its inventories. Because inventory calculations under the LIFO method are based on annual determinations, the determination of interim LIFO valuations requires that estimates be made of year-end costs and levels of inventories. The possibility of variation between estimated year-end costs and levels of LIFO inventories and the actual year-end amounts may materially affect the results of operations as finally determined for the full year. Inventories consist of (in thousands):

	September 28,	December 29,
	2002	2001

Finished goods	$18,917	$16,311
Raw materials	4,405	6,516
Packaging and supplies, etc.	8,602	7,828

Total inventories at FIFO cost	31,924	30,655
Less: Adjustments to reduce FIFO cost to LIFO cost	(3,853)	(3,827)

Total inventories	$28,071	$26,828

5.	As of December 29, 2001, the Company restated retained earnings in its Form 10-K for the earliest period presented. The cumulative effect of this restatement resulted in a reduction of retained earnings of $935,000. Accordingly, retained earnings at September 29, 2001 included in the Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income has been reduced by $935,000 to reflect this restatement. The income statement impact for the thirteen and thirty-nine weeks ended September 29, 2001 was not material.

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

6.	The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the thirteen weeks ended September 28, 2002 and September 29, 2001 (there were no reconciling items for the numerator amounts of basic and diluted earnings per share):

	Sept 28, 2002	Sept 29, 2001

Weighted average number of common shares used in computing basic earnings per share	29,009,000	28,912,000

Effect of dilutive stock options and non-vested restricted stock	264,000	217,000

Weighted average number of common shares and dilutive potential common stock used in computing diluted earnings per share	29,273,000	29,129,000

Stock options excluded from the above reconciliation because they are anti-dilutive	2,388,000	1,384,000

7.	During the thirty-nine weeks ended September 28, 2002 and September 29, 2001, the Company included in accumulated other comprehensive loss an unrealized gain/(loss) due to foreign currency translation of $109,000 and $(437,000), respectively. Income taxes on the foreign currency translation adjustment in other comprehensive income were not recognized because the earnings are intended to be indefinitely reinvested in those operations. Also included in accumulated other comprehensive loss for the thirty-nine weeks ended September 28, 2002 and September 29, 2001 were unrealized losses of $70,000 and $508,000, respectively, net of tax effect of $41,000 and $311,000, respectively, related to an interest rate swap accounted for as a cash flow hedge in accordance with SFAS No. 133.

8.	The Company has implemented Emerging Issues Task Force Issue 00-14, Accounting for Certain Sales Incentives, and Emerging Issues Task Force Issue 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products, which became effective beginning in the Company’s quarter ended March 30, 2002. These Issues address the recognition, measurement and income statement classification for certain sales incentives. Therefore, the Company has reclassified certain expenses in the income statement which reduce net sales and other operating revenue and selling, marketing and delivery expenses. The impact of these reclassifications was a reduction of $8.6 million and $7.3 million for the thirteen weeks ended September 28, 2002 and September 29, 2001, respectively. The impact for the thirty-nine weeks ended September 28, 2002 and September 29, 2001 was a reduction of $21.8 million and $20.8 million, respectively. These amounts have been reclassified between net sales and other operating revenue and selling, marketing and delivery expenses. There is no impact to net income.

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

9.	For the 2002 fiscal year, the Company adopted Financial Accounting Standards Board Statement (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The new criteria provided in SFAS No. 142 require the testing of impairment based on fair value. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values.

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

As of the date of adoption, the Company had unamortized goodwill in the amount of $39.4 million and unamortized identifiable intangible assets in the amount of $8.9 million. Under the provisions of SFAS No. 142, for fiscal years beginning after 2001, the Company is no longer recording amortization expense on goodwill. As of September 28, 2002, the Company had the following acquired intangible assets recorded:

	Gross Carrying	Accumulated
(in thousands)	Amount	Amortization

Amortized Intangible Assets:
Non-compete Agreements	$3,355	$(2,361)

Unamortized Intangible Assets:
Trademarks	$7,576	—

The non-compete agreements are being amortized over the life of the agreements. The trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely. Therefore, under the provisions of SFAS No. 142, the trademarks will no longer be amortized.

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The changes in the carrying amount of goodwill for the quarter ended September 28, 2002 are as follows:

Gross Carrying
(in thousands)	Amount

Balance as of December 30, 2001	$39,411
Changes in foreign currency exchange rates	338

Balance as of September 28, 2002	$39,749

The following table indicates the effect on net income and earnings per share if SFAS No. 142 had been in effect for each of the periods presented in the income statement (net of profit sharing and income tax effect):

	For the thirteen		For the thirty-nine
	weeks ended,		weeks ended,

	Sept 28,	Sept 29,	Sept 28,	Sept 29,
(in thousands, except per share data)	2002	2001	2002	2001

Reported Net Income	$5,138	$6,634	$17,374	$18,363
Add back: Goodwill amortization	—	240	—	724
Add back: Trademark amortization	—	29	—	69

Adjusted Net Income	$5,138	$6,903	$17,374	$19,156

Basic earnings per share:
Reported net income	$0.18	$0.23	$0.60	$0.64
Goodwill amortization	—	0.01	—	0.03
Trademark amortization	—	0.00	—	0.00

Adjusted net income	$0.18	$0.24	$0.60	$0.67

Diluted earnings per share:
Reported net income	$0.18	$0.23	$0.59	$0.63
Goodwill amortization	—	0.01	—	0.03
Trademark amortization	—	0.00	—	0.00

Adjusted net income	$0.18	$0.24	$0.59	$0.66

10.	Sales to the Company’s largest customer (Wal-Mart Stores, Inc.) were approximately 11.4% of revenues for the thirteen weeks ended September 28, 2002 and approximately 11.6% of revenues for the thirty-nine weeks ended September 28, 2002. Accounts receivable at September 28, 2002 and December 29, 2001 included receivables from Wal-Mart Stores, Inc. totaling $8.5 million and $6.8 million, respectively.

11.	The Company’s total bad debt expense for the thirteen weeks ended September 28, 2002 and September 29, 2001 amounted to $0.3 million and $0.9 million, respectively. For the thirty-nine weeks ended September 28, 2002 and September 29, 2001, total bad debt expense amounted to $1.7 million and $1.5 million, respectively.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs, returns and incentives, bad debts, inventories, fixed assets, hedge transactions, supplemental retirement benefits, investments, intangible assets, incentive compensation, income taxes, insurance, other post-retirement benefits, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Thirteen Weeks Ended September 28, 2002 Compared to Thirteen Weeks Ended September 29, 2001

	Thirteen weeks ended

	September 28,		September 29,
($ In thousands)	2002		2001		Difference

Revenues	$135,753	100.0%	$141,646	100.0%	$(5,893)	(4.2%)
Cost of sales	69,818	51.4%	72,174	51.0%	2,356	3.3%

Gross margin	65,935	48.6%	69,472	49.0%	(3,537)	(5.1%)
Selling, marketing and delivery expenses	49,070	36.1%	48,639	34.3%	(431)	(0.9%)
General and administrative expenses	5,759	4.3%	7,655	5.4%	1,896	24.8%
Provision for employees’ retirement plans	978	0.7%	1,265	0.9%	287	22.7%
Amortization of goodwill and intangibles	173	0.1%	510	0.3%	337	66.1%
Other expense (income), net	1,097	0.8%	(16)	0.0%	(1,113)	(6956%)

Earnings before interest and taxes	8,858	6.5%	11,419	8.1%	(2,561)	(22.4%)
Interest expense, net	760	0.6%	872	0.6%	112	12.8%
Income taxes	2,960	2.2%	3,913	2.8%	953	24.4%

Net income	$5,138	3.8%	$6,634	4.7%	$(1,496)	(22.6%)

Revenues for the thirteen weeks ended September 28, 2002 decreased $5.9 million or 4.2% as compared to the thirteen weeks ended September 29, 2001 due to weakness in the vending and food service channels and overall softness in the salty snack category. Branded revenues declined $3.0 million or 3.2% primarily due to lower sales volume and increased deductions for promotional allowances. Non-branded revenues decreased $2.9 million or 6.0% as compared to the prior year largely due to lower sales of third-party products.

Gross margin as a percent of revenue was 48.6% as compared to 49.0% for the prior year. The $3.5 million decline in gross margin as compared to the prior year was primarily the result of lower volume, higher commodity costs and increased promotional spending partially offset by reduced incentive provisions.

Selling, marketing and delivery costs increased as a percent of revenue to 36.1% from 34.3% in the prior year. The increase resulted from additional spending in support of the Company’s route sales distribution system including higher costs for route vans and sales support. General and administrative expenses decreased $1.9 million from the prior year due to reductions in incentive and bad debt provisions.

The provision for employees’ retirement plans declined $0.3 million due to the profitability-based formula for these contributions. Amortization of goodwill and intangibles decreased $0.3 million from the prior year due to the adoption of SFAS No. 142. Other expenses of $1.1 million, for the thirteen weeks ended September 28, 2002, included $0.9 million of net losses on fixed asset disposals and impairments and a $0.3 million impairment charge on an investment netted against a $0.1 million foreign currency gain.

The $0.1 million decrease in net interest expense was primarily the result of lower debt levels. See discussion in “Liquidity and Capital Resources” below.

The effective income tax rate decreased from 37.1% in the prior year to 36.6% for the thirteen weeks ended September 28, 2002 due to changes in the composition of earnings among the consolidated entities.

Thirty-Nine Weeks Ended September 28, 2002 Compared to Thirty-Nine Weeks Ended September 29, 2001

	Thirty-Nine weeks ended

	September 28,		September 29,
($ In thousands)	2002		2001		Difference

Revenues	$414,451	100.0%	$424,534	100.0%	$(10,083)	(2.4%)
Cost of sales	210,647	50.8%	217,115	51.1%	6,468	3.0%

Gross margin	203,804	49.2%	207,419	48.9%	(3,615)	(1.7%)
Selling, marketing and delivery expenses	148,209	35.8%	147,075	34.6%	(1,134)	(0.8%)
General and administrative expenses	20,705	5.0%	22,823	5.4%	2,118	9.3%
Provision for employees’ retirement plans	3,311	0.8%	3,462	0.8%	151	4.4%
Amortization of goodwill and intangibles	516	0.1%	1,549	0.4%	1,033	66.7%
Other expense, net	1,175	0.3%	341	0.1%	(834)	(244.6%)

Earnings before interest and taxes	29,888	7.2%	32,169	7.6%	(2,281)	(7.1%)
Interest expense, net	2,528	0.6%	2,964	0.7%	436	14.7%
Income taxes	9,986	2.4%	10,842	2.6%	856	7.9%

Net income	$17,374	4.2%	$18,363	4.3%	$(989)	(5.4%)

Revenues for the thirty-nine weeks ended September 28, 2002 decreased $10.1 million or 2.4% as compared to the thirty-nine weeks ended September 29, 2001 primarily due to weakness in the vending channel. Branded revenues declined $5.7 million or 2.0% compared to the prior year. Non-branded revenues decreased $4.4 million or 3.1% compared to the prior year.

Gross margin as a percent of revenue was 49.2% as compared to 48.9% for the prior year. The improvement in the gross margin was the result of continued operational efficiencies partially offset by unfavorable commodity costs and changes in product mix.

Selling, marketing and delivery costs increased as a percent of revenue to 35.8% from 34.6% in the prior year. This resulted from increased spending in support of the Company’s route sales distribution system as well as increased provisions for medical and workers’ compensation insurance. General and administrative expenses decreased $2.1 million from the prior year due to reductions in incentive and lease expenses partially offset by increased bad debt provisions.

The provision for employees’ retirement plans declined $0.2 million due to the profitability-based formula for these contributions. Amortization of goodwill and intangibles decreased $1.0 million from the prior year due to the adoption of SFAS No. 142. Other expenses of $1.2 million, for the thirty-nine weeks ended September 28, 2002, included $1.0 million of net losses on fixed asset disposals and impairments and a $0.3 million impairment charge on an investment netted against a $0.1 million foreign currency gain.

The $0.4 million decrease in net interest expense was primarily the result of lower interest rates. See discussion in “Liquidity and Capital Resources” below.

The effective income tax rate decreased from 37.1% in the prior year to 36.5% for the thirty-nine weeks ended September 28, 2002 due to changes in the composition of earnings among the consolidated entities.

LIQUIDITY AND CAPITAL RESOURCES

Primary sources of liquidity are cash flows from operating activities and certain financing activities. Net cash provided by operating activities for the thirty-nine weeks ended September 28, 2002 was $38.3 million. Working capital (other than cash and cash equivalents) increased to $36.4 million at September 28, 2002 from $31.4 million at December 29, 2001 due to increases in accounts receivable and inventories and decreases in accrued compensation offset by increases in accounts payable and other accrued liabilities.

Cash flow used in investing activities for the thirty-nine weeks ended September 28, 2002 was $21.6 million. The primary component of cash used in investing activities was capital expenditures. Cash expenditures for fixed assets totaled $21.8 million with the largest expenditures being plant equipment.

Cash used by financing activities for the thirty-nine weeks ended September 28, 2002 totaled $21.1 million. The Company had net repayments of debt of $8.2 million. Cash dividends of $0.48 per share for the thirty-nine weeks ended September 28, 2002 amounted to $13.9 million. On January 31, 2002, the Board of Directors authorized the repurchase of 1.0 million shares of its common stock. The Company has purchased no common stock under this authorization and currently has no active program to repurchase shares of its common stock.

In February 2002, the Company amended its unsecured revolving credit agreement, first entered into in 1999, giving the Company the ability to borrow up to $60 million and Canadian (“Cdn”) $25 million through February 2007. At September 28, 2002, $6.0 million was outstanding on these unsecured revolving credit facilities. Borrowing and repayments under these revolving credit facilities are similar in nature to short-term credit lines; however, due to the nature and terms of the agreements allowing repayment through February 2007, all borrowings under these facilities are classified as long-term debt.

As of September 28, 2002, cash and cash equivalents totaled $0.5 million and total debt outstanding was $42.1 million. Additional borrowings available under all credit facilities totaled $72.4 million. The Company has complied with all financial covenants contained in the financing agreements. Available cash, cash from operations and available credit under the credit facilities are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future.

The Company leases certain facilities and equipment classified as operating leases. The future minimum lease commitments for operating leases as of September 28, 2002 were approximately $3.7 million.

The Company also maintains standby letters of credit in connection with its self-insurance reserves for casualty claims. The total amount of these letters of credit was $5.9 million as of September 28, 2002.

The Company has entered into agreements with suppliers for certain commodities and packaging materials used in the production process. These agreements are entered into in the normal course of business and consist of agreements to purchase a certain quantity over a certain period of time. As of September 28, 2002, the Company had outstanding purchase commitments totaling approximately $42.8 million. These commitments range in length from a few weeks to eighteen months.

In addition, the Company entered into a long-term guaranteed payment commitment during 2000 with a supplier. Under the terms of this agreement, to the extent the Company’s purchases exceed an agreed upon amount, no additional amount is due from the Company. However, if purchases are below this amount, the Company is required to compensate the supplier. In addition, the Company has provided a guarantee to a third party for fixed asset financing for the supplier. The maximum annual payment guarantees to both the supplier and third party are $838,000 per year through 2007 and $249,000 in 2008. The total amount of exposure under these guarantees was $4.1 million as of September 28, 2002.

On October 21, 2002 the Board of Directors declared a $0.16 per share quarterly cash dividend on the Company’s common stock payable on November 20, 2002 to stockholders of record on November 11, 2002.

MARKET RISK

The principal market risks to which the Company is exposed that may adversely impact results of operations and financial position are changes in certain raw material prices, increased interest rates, credit risks and fluctuations in foreign exchange rates. The Company uses derivative financial instruments selectively to enhance its ability to manage these risks. The Company has no market risk sensitive instruments held for trading purposes.

Raw materials used by the Company are exposed to the impact of changing commodity prices. At times, the Company enters into commodity futures and option contracts to manage fluctuations in prices of anticipated purchases of certain raw materials. The Company’s policy is to use such commodity derivative financial instruments only to the extent necessary to manage these exposures. The Company does not use these financial instruments for trading purposes. As of September 28, 2002, the Company had no open commodity futures or option contracts.

Most of the Company’s long-term debt obligations incur interest at floating rates, based on changes in U.S. Dollar LIBOR, Canadian Dollar LIBOR and prime rate interest. To manage exposure to changing interest rates, the Company selectively enters into interest rate swap agreements to maintain a desirable proportion of fixed to variable rate debt. During 2001, the Company entered into an interest rate swap agreement covering a significant amount of its outstanding debt. At September 28, 2002, the Company’s long term debt totaled $42.0 million, with interest rates ranging from 2.41% to 7.00%, with a weighted average interest rate of 5.51%. Of the $42.0 million in outstanding long term debt, $31.8 million is fixed rate debt or was effectively fixed through an interest rate swap agreement. A 10% increase in U.S. LIBOR and Canadian LIBOR would have had an immaterial impact on interest expense for the quarter.

The Company is exposed to certain credit risks related to its accounts receivable. The Company performs ongoing credit evaluations of its customers to minimize the potential exposure. As of September 28, 2002, the Company had an allowance for doubtful accounts of $2.0 million.

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

Interest Rate Risk — The Company is exposed to interest rate volatility with regard to existing variable rate debt obligations. The Company uses interest rate swap agreements to reduce interest rate volatility and to achieve a desired proportion of variable versus fixed rate debt, based on current and projected market conditions.

Foreign Currency Rate Risk — The Company is exposed to foreign currency rate risk related to the volatility of foreign currency fluctuations. The Company entered into a cash flow hedge arrangement during July of 2002 that fixes the foreign currency rate for an interest payment payable in December of 2002. The loss recorded in other expenses and other comprehensive income was immaterial to the financial statements.

The Company currently records the fair value of outstanding derivatives in other long-term liabilities. Gains and losses related to the ineffective portion of the hedges are recorded in expenses based on the nature of the derivative. There was no ineffectiveness as a result of the derivative as of September 28, 2002. The qualifying derivative is reported as part of cash flow hedge arrangements as follows:

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

In September 2001, the Company entered into an interest rate swap agreement in order to manage the risk associated with variable interest rates. The variable-to-fixed interest rate swap is accounted for as a cash flow hedge, with effectiveness assessed based on changes in the present value of interest payments on the underlying debt. The notional amount, interest payment and maturity dates of the swap match the principal, interest payment and maturity dates of the related debt. The interest rate on the swap was 5.9%, including applicable margin. The underlying notional amount of the swap agreement is Cdn $50 million. The fair value, determined by a third party financial institution, of the interest rate swap was a $1.3 million liability as of September 28, 2002 and is included in other long-term liabilities.

An unrealized loss from the cash flow hedge was recorded in the amount of $0.1 million, net of income tax, in accumulated other comprehensive income during the thirty-nine weeks ended September 28, 2002. The net unrealized loss at September 28, 2002 will be reclassified into interest expense over the life of the interest rate hedge.

If the interest rate swap was terminated, the gain or loss realized upon termination would be deferred and amortized to interest expense over the remaining term of the underlying debt instrument it was intended to modify. However, if the underlying debt instrument were to be settled prior to maturity, the gain or loss realized upon termination would be recognized immediately.

Forward-Looking Statements

This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those forward-looking statements. Factors that may cause actual results to differ materially include price competition, industry consolidation, loss of a major customer, raw material costs, effectiveness of sales and marketing activities and interest rate, foreign exchange rate and credit risks, as described in the Company’s filings with the Securities and Exchange Commission, including Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which the Company is exposed that may adversely impact results of operations and financial position include changes in certain raw material prices, interest and foreign exchange rates, credit risks, industry consolidation, loss of a major customer and effectiveness of sales and marketing activities. Quantitative and qualitative disclosures about these market risks are included under “Market Risks” in Item 2 above, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

There have been no significant changes in the Company’s internal controls or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

The Registrant’s Second Amended and Restated Credit Agreement dated February 8, 2002, restricts payment of cash dividends and repurchases of common stock by the Registrant if, after payment of any such dividends or any such repurchases of common stock, the Registrant’s consolidated stockholders’ equity would be less than $125,000,000. At September 28, 2002, the Registrant’s consolidated stockholders’ equity was $182,891,000.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	3.1	Restated Articles of Incorporation of Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998.

	3.2	Articles of Amendment of Lance, Inc. dated July 14, 1998 designating rights, preferences and privileges of the Registrant’s Series A Junior Participating Preferred Stock, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

	3.3	Bylaws of Lance, Inc., as amended through April 25, 2002 incorporated herein by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2002.

	99.1	Cautionary Statement under Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

	99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the thirteen weeks ended September 28, 2002.

Items 1, 3, 4 and 5 are not applicable and have been omitted.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCE, INC.

	By:	/s/ B. Clyde Preslar

B. Clyde Preslar
Vice President, Principal Financial Officer and Secretary
Dated: November 6, 2002

MANAGEMENT CERTIFICATION

I, Paul A. Stroup, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lance, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002

/s/ Paul A. Stroup, III Paul A. Stroup, III Chairman of the Board, Chief Executive Officer and President

MANAGEMENT CERTIFICATION

I, B. Clyde Preslar, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lance, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002

/s/ B. Clyde Preslar B. Clyde Preslar Vice President, Chief Financial Officer and Secretary

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

EXHIBITS
Item 6(a)

FORM 10-Q
QUARTERLY REPORT

For the quarterly period ended September 28, 2002	Commission File Number 0-398

LANCE, INC.

EXHIBIT INDEX

Exhibit
No.	Exhibit Description

3.1	Restated Articles of Incorporation of Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998.

3.2	Articles of Amendment of Lance, Inc. dated July 14, 1998 designating rights, preferences and privileges of the Registrant’s Series A Junior Participating Preferred Stock, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

3.3	Bylaws of Lance, Inc., as amended through April 25, 2002 incorporated herein by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2002.

99.1	Cautionary Statement under Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.