Form 10-K
period 2002-12-28
LANCE INC
filed 2003-02-21
CIK 57528

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 0-398

LANCE, INC.

(Exact name of Registrant as specified in its charter)

NORTH CAROLINA	56-0292920

(State of Incorporation)	(I.R.S. Employer Identification Number)

8600 South Boulevard, Charlotte, North Carolina 28273

(Address of principal executive offices)

Post Office Box 32368, Charlotte, North Carolina 28232

(Mailing address of principal executive offices)

Registrant’s telephone number, including area code:	(704) 554-1421
Securities Registered Pursuant to Section 12(b) of the Act:	NONE
Securities Registered Pursuant to Section 12(g) of the Act:	$.83-1/3 Par Value Common Stock Rights to Purchase $1 Par Value Series A Junior Participating Preferred Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [X]

The aggregate market value of shares of the Registrant’s $.83-1/3 par value Common Stock, its only outstanding class of voting stock, held by non-affiliates as of June 29, 2002, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $418,195,000.

The number of shares outstanding of the Registrant’s $.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of February 18, 2003, was 29,098,584 shares.

Document Incorporated by Reference

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2003 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.   Business

General

Lance, Inc. was incorporated as a North Carolina corporation in 1926. Lance, Inc. and its subsidiaries are collectively referred to herein as the Company.

Products

The Company manufactures, markets and distributes a variety of snack food products. The Company’s manufactured products include sandwich crackers and cookies, crackers, cookies, potato chips, cakes, nuts, popcorn, candy and other salty snacks. In addition, the Company purchases for resale certain candy, meat snacks, cakes and bread basket items. These products are packaged in various individual-serve, multi-pack and family-size configurations. Of the products sold by the Company, 82% are manufactured by the Company and 18% are purchased for resale.

The Company sells both branded and non-branded products. The Company’s branded products are sold under the Lance and Cape Cod trade names. Non-branded products consist of private label products, other companies’ branded products and sales to other manufacturers. Private label sales are products sold to retailers or distributors using a controlled brand or the customers’ own labels. In 2002, the Company’s branded product and non-branded product revenues comprised 66% and 34% of total revenues, respectively.

Trademarks important to the Company’s business are protected by registration or otherwise in the United States and most other markets where the related products are sold. The Company owns various registered trademarks including LANCE, CAPE COD POTATO CHIPS, TOASTCHEE, TOASTY, NEKOT, NIPCHEE, CHOC-O-LUNCH, VAN-O-LUNCH, GOLD-N-CHEES, CAPTAIN’S WAFERS, THUNDER, THUNDER BOOMERS, BLOOPS, OUTPOST and VISTA.

Distribution

Products are distributed through the Company’s direct-store delivery (“DSD”) system, or by direct shipments to customer distribution points. Direct shipments are generally made through third party carriers but the Company’s own transportation fleet is used as well.

Approximately 58% of revenues are generated through the Company’s DSD system. At December 28, 2002, the DSD system consisted of 1,788 sales routes in 24 states. Each sales route is served by one field sales representative. The Company uses its own fleet of tractors and trailers to make weekly deliveries of its products to the sales territories. The Company provides its sales representatives with stockroom space for their inventory requirements through individual territory stockrooms and metro distribution centers. The sales representatives load their own or Company-owned step-vans from these stockrooms for delivery to customers.

The Company also operates approximately 39,000 Company-owned vending machines in various customer locations. These vending machines are generally made available to customers on a commission or rental basis. The machines are not designed or manufactured specifically for the Company, and their use is not limited to any particular sales area or class of customer.

The Company’s direct shipment sales are made through Company sales personnel, independent distributors and brokers. Direct shipment sales are currently made throughout most of the United States and parts of Canada and Europe.

Customers

The Company’s branded product customer base includes groceries, convenience stores, food service brokers and institutions, mass merchandisers, drug stores, vending operators, schools, military and government facilities and “up and down the street” outlets such as recreational facilities, offices, restaurants and independent retailers. Private label customers include groceries and mass merchandisers.

Revenues from the Company’s largest customer (Wal-Mart Stores, Inc.) were approximately 11.3% of revenues in 2002 and 9.9% of revenues in 2001. While the Company enjoys a continuing business relationship with Wal-Mart Stores, Inc., the loss of this business (or a substantial portion of this business) could have a material adverse effect upon the Company.

Raw Materials

The principal raw materials used in the manufacture of the Company’s snack food products are flour, potatoes, vegetable oils, sugar, peanut butter, peanuts, cheese and seasonings. The principal supplies used are flexible film, cartons, trays, boxes and bags. These raw materials and supplies are generally available in adequate quantities in the open market either from sources in the United States or from other countries and are generally contracted up to a year in advance.

Competition and Industry

All of the Company’s products are sold in highly competitive markets in which there are many competitors. In the case of many of its products, the Company competes with manufacturers with greater total revenues and greater resources than the Company. The principal methods of competition are price, delivery, service and product quality. The methods of competition and the Company’s competitive position vary according to the locality, the particular products and the policies of its competitors.

Employees

On December 28, 2002, the Company and its subsidiaries had approximately 4,600 employees in the United States and Canada, none of whom were covered by a collective bargaining agreement.

Other Matters

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, are available via the Company’s website. The website address is www.lance.com. All required reports are made available on the website as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission.

Item 2.   Properties

The Company’s principal plant and general offices are located in Charlotte, North Carolina on a 140-acre tract owned by the Company. This approximately 1,000,000 square foot facility consists of office, production and distribution buildings. The Company also owns an approximately 313,000 square foot plant located on an 18.5-acre tract in Burlington, Iowa. Additionally, the Company owns two plants located on two tracts totaling approximately 8 acres in Ontario, Canada. These plants are located in Waterloo and Guelph and have approximately 131,000 total square feet. The Company also owns an approximately 32,000 square foot plant in Hyannis, Massachusetts located on a 5.4-acre tract.

The Company leases office space for administrative support and district sales offices in 13 states. The Company also leases eight distribution/warehouse facilities for periods ranging from two to five years. In addition, the Company leases most of its stockroom space for its DSD field sales representatives in various locations mainly on month-to-month tenancies.

The plants and properties owned and operated by the Company are maintained in good condition and are believed to be suitable and adequate for present needs. The Company believes that it has sufficient production capacity to meet foreseeable demand in 2003.

Item 3.   Legal Proceedings

The Company is not a party to, nor are any of its assets subject to, any material pending legal proceedings, other than ordinary routine litigation incidental to its business.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

Separate Item.   Executive Officers of the Registrant

Information as to each executive officer of the Company, who is not a director or a nominee named in Item 10 of this Form 10-K, is as follows:

Name	Age	Information About Officer

H. Dean Fields	61	Vice President of Lance, Inc. since 2002; President of Vista Bakery, Inc. (subsidiary of Lance, Inc.) since 1996
L. Rudy Gragnani	49	Vice President of Lance, Inc. since 1997
Earl D. Leake	51	Vice President of Lance, Inc. since 1995
Frank I. Lewis	50	Vice President of Lance, Inc. since 2000 and Regional Vice President of Frito Lay, Inc. (subsidiary of PepsiCo, Inc.) 1991-2000
David R. Perzinski	43	Treasurer of Lance, Inc. since 1999, Senior Director of Sales/Marketing Finance and Treasury Operations of Lance, Inc. 1997-1999
B. Clyde Preslar	48	Vice President and Chief Financial Officer of Lance, Inc. since 1996; Secretary of Lance, Inc. since 2002
Richard G. Tucker	48	Vice President of Lance, Inc. since 1996; President of Lance Company since 1999
Margaret E. Wicklund	42	Corporate Controller, Principal Accounting Officer and Assistant Secretary of Lance, Inc. since 1999; Senior Director of Corporate Tax and Shared Services 1998-1999 and Director of Corporate Tax 1993-1998

All the executive officers were appointed to their current positions at the Annual Meeting of the Board of Directors on April 25, 2002. All of the Company’s executive officers’ terms of office extend until the next Annual Meeting of the Board of Directors and until their successors shall have been duly elected and qualified.

PART II

Item 5.   Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company had 4,944 stockholders of record as of February 18, 2003.

The $.83-1/3 par value Common Stock of Lance, Inc. is traded in the over-the-counter market under the symbol LNCE and transactions in the Common Stock are reported on The Nasdaq Stock Market. The following table sets forth the high and low sales prices and dividends paid during the interim periods in fiscal years 2002 and 2001.

	High	Low	Dividend
2002 Interim Periods	Price	Price	Paid

First quarter (13 weeks ended March 30, 2002)	$15.40	$12.94	$0.16
Second quarter (13 weeks ended June 29, 2002)	16.50	14.00	0.16
Third quarter (13 weeks ended September 28, 2002)	14.84	11.38	0.16
Fourth quarter (13 weeks ended December 28, 2002)	13.15	10.70	0.16

	High	Low	Dividend
2001 Interim Periods	Price	Price	Paid

First quarter (13 weeks ended March 31, 2001)	$13.50	$10.25	$0.16
Second quarter (13 weeks ended June 30, 2001)	13.70	10.88	0.16
Third quarter (13 weeks ended September 29, 2001)	14.99	10.25	0.16
Fourth quarter (13 weeks ended December 29, 2001)	15.95	12.30	0.16

On January 30, 2003, the Board of Directors of Lance, Inc. declared a quarterly cash dividend of $0.16 per share payable on February 20, 2003 to stockholders of record on February 10, 2003. The Board of Directors of Lance, Inc. will consider the amount of future cash dividends on a quarterly basis.

The Company’s Second Amended and Restated Credit Agreement dated February 8, 2002, restricts payment of cash dividends and repurchases of its common stock by the Company if, after payment of any such dividends or any such repurchases of its common stock, the Company’s consolidated stockholders’ equity would be less than $125,000,000. At December 28, 2002, the Company’s consolidated stockholders’ equity was $180,541,000.

Item 6.   Selected Financial Data

The following table sets forth selected historical financial data of the Company for the five-year period ended December 28, 2002. The selected financial data have been derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere herein. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements, including the notes thereto. Amounts are in thousands, except per share data.

	2002	2001	2000	1999	1998

Results of Operations:
Net sales and other operating revenue	$542,810	$556,759	$553,421	$509,593	$463,682
Earnings before interest and taxes	34,574	41,395	39,026	42,282	46,107
Earnings before income taxes	31,348	37,637	34,550	39,865	43,743
Income taxes	11,435	13,860	12,589	15,104	16,135
Net income	19,913	23,777	21,961	24,761	27,608
Average Number of Common Shares Outstanding:
Basic	28,981	28,909	28,961	29,874	29,925
Diluted	29,231	29,068	28,976	29,918	30,043
Per Share of Common Stock:
Net income — basic	0.69	0.82	0.76	0.83	0.92
Net income — diluted	0.68	0.82	0.76	0.83	0.92
Cash dividends declared	0.64	0.64	0.64	0.96	0.96
Financial Status at Year-end:
Total assets	$305,865	$313,399	$316,138	$330,662	$251,403
Long-term debt	36,089	49,344	63,536	70,852	—

As described in Note number 1 of the Consolidated Financial Statements, the Company was required by Emerging Issues Task Force Issue 00-14 to reclassify certain sales incentives as an offset to revenue. The balances for all years presented in the chart above have been restated for consistent presentation.

In 1999, the Company acquired Tamming Foods, Ltd. and Cape Cod Potato Chip Company, Inc.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an assessment of the Company’s financial condition, results of operations and liquidity and capital resources and should be read in conjunction with the accompanying financial statements and notes thereto included elsewhere herein.

Overview

The Company manufactures, markets and distributes a variety of snack food products. The Company’s manufactured products include sandwich crackers and cookies, crackers, cookies, potato chips, cakes, nuts, popcorn, candy and other salty snacks. In addition, the Company purchases for resale certain candy, meat snacks, cakes and bread basket items. These products are packaged in various individual-serve, multi-pack and family-size configurations. Of the products sold by the Company, 82% are manufactured by the Company and 18% are purchased for resale.

The Company sells both branded and non-branded products. The Company’s branded products are sold under the Lance and Cape Cod trade names. Non-branded products consist of private label products, other companies’ branded products and sales to other manufacturers. Private label sales are products sold to retailers or distributors using a controlled brand or the customers’ own labels. In 2002, the Company’s branded product and non-branded product revenues comprised 66% and 34% of total revenues, respectively.

Products are distributed through the Company’s direct-store delivery (“DSD”) system, or by direct shipments to customer distribution points. Direct shipments are generally made through third party carriers but the Company’s own transportation fleet is used as well. Approximately 58% of revenues are generated through the Company’s DSD system. At December 28, 2002, the DSD system consisted of 1,788 sales routes in 24 states. Each sales route is serviced by one field sales representative. The Company uses its own fleet of tractors and trailers to make weekly deliveries of its products to the sales territories. The Company provides its sales representatives with stockroom space for their inventory requirements through individual territory stockrooms and metro distribution centers. The sales representatives load their own or company-owned step-vans from these stockrooms for delivery to customers.

The Company also operates approximately 39,000 company-owned vending machines in various customer locations. These vending machines are generally made available to customers on a commission or rental basis. The machines are not designed or manufactured specifically for the Company, and their use is not limited to any particular sales area or class of customer.

The Company’s direct shipment sales are made through Company sales personnel, independent distributors and brokers. Direct shipment sales are currently made throughout most of the United States and parts of Canada and Europe.

The Company’s branded product customer base includes groceries, convenience stores, food service brokers and institutions, mass merchandisers, drug stores, vending operators, schools, military and government facilities and “up and down the street” outlets such as recreational facilities, offices, restaurants and independent retailers. Private label customers include groceries and mass merchandisers.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. The Company routinely evaluates its estimates, including those related to customer programs, customer returns and promotions, bad debts, inventories, fixed assets, hedge transactions, supplemental retirement benefits, investments, intangible assets, incentive compensation, income taxes, insurance, other post-retirement benefits, contingencies and litigation. Actual results may differ from these estimates.

The Company believes the following to be critical accounting policies. That is, they are both important to the portrayal of the Company’s financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

Revenue Recognition

In accordance with accounting principles generally accepted in the United States, the Company recognizes operating revenues upon shipment of products to customers when title and risk of loss pass to its customers. Provisions and allowances for sales returns, stale products, promotional allowances and discounts are also recorded as a reduction of revenues in the Company’s consolidated financial statements. The Company’s policy on revenue recognition varies based on the types of product sold and the distribution method. These areas are discussed in more detail below.

Revenue for products that are sold through the Company’s DSD system is recognized when the product is delivered to the retail customer and an invoice is created. The Company’s sales representative creates the invoice at the time of delivery via a handheld computer. The invoice is transmitted electronically each day to the Company and the sales revenue is recognized. Customers that purchase products through the DSD system have the right to return product if it is not sold by the expiration date on the product’s label. The Company has recorded, based on historical information, an estimated allowance for product that may be returned. This allowance is recorded as an offset to revenue.

Revenue for products that are shipped directly to the retailer from the Company’s warehouse is recognized based on the shipping terms as listed on the shipping documentation. Products that are shipped with terms FOB-shipping point are recognized as revenue at the time the shipment leaves the Company’s docks. Products that are shipped with terms FOB-destination are recognized as revenue based on the expected receipt date by the customer.

The Company sells products through Company-owned vending machines using two methods. The first method is the wholesale method with the customer managing the vending machine and purchasing product from the Company. Under this method, revenue is recognized when the product is delivered. The second method is the full-service method with the Company’s sales representatives managing the vending machines and commissions being paid to the customers based on sales. Revenue is recognized under this method when the inventory is restocked and the cash is collected from the machine. The revenue is recorded net of commissions and sales tax.

The Company also sells products to distributors who then sell the Company’s products to retailers. The Company recognizes revenue at the time the products are delivered to the distributor based on shipping terms.

The Company records certain offsets to revenue for promotional allowances. There are several different types of promotional allowances such as off-invoice, rebates and shelf space allowances. An off-invoice allowance is a reduction of the sales price that is directly deducted from the invoice amount. The Company records the amount of the deduction as an offset to revenue when the transaction occurs. Rebates are offered to customers based on the quantity of product purchased over a period of time. Based on the nature of these allowances, the exact amount of the rebate is not known at the time the product is sold to the customer. An estimate of the expected rebate amount is recorded as an offset to revenue and an accrued liability at the time the sale is recorded. The accrued liability is monitored throughout the time period covered by the promotion. The accrual is based on historical information and the progress of the customer against the target amount. Shelf space allowances are capitalized and amortized over the life of the agreement and are recorded as an offset to revenue.

Insurance Reserves

The Company maintains reserves for the self-funded portion of employee medical insurance and for post-retiree medical benefits. In addition, the Company maintains insurance reserves for workers compensation, auto, product and general liability insurance. The Company utilizes estimates and assumptions in determining the appropriate liability.

The Company provides medical insurance benefits to its employees. During 2002, approximately 65% of medical insurance benefits were covered under a self-insurance plan. Accordingly, the Company is required to reserve for the incurred but not reported claims. The Company estimates the amount of outstanding claims by reviewing historical average weekly claims and applying a weekly lag projection based on industry averages. As of December 28, 2002 and December 29, 2001, the Company’s reserve for incurred but not reported medical claims was $1.9 million.

The Company provides medical insurance benefits to qualifying retirees. Based on the retiree medical plan as of December 28, 2002, employees who were age 55 or older at June 30, 2001 and have 10 years service at age 60 qualify for retiree medical plan benefits. The Company uses a third-party actuary to calculate the postretirement medical plan obligation. This calculation requires assumptions regarding participation percentage, health care cost trends, employee contributions, turnover, mortality and discount rates. This plan was amended on July 1, 2001 effectively terminating the plan no later than 2014. This amendment generated a benefit that is being amortized over the average active participation period. As of December 28, 2002 and December 29, 2001, the Company had an unrecognized net actuarial gain and prior service cost credit of $3.8 million and $6.2 million, respectively, and a post-retirement health care liability of $6.9 million and $8.9 million, respectively.

For casualty insurance obligations, the Company maintains self-insurance reserves for workers compensation and auto liability for individual losses up to $0.5 million. In addition, general and product liability claims are self-funded for individual losses up to $0.1 million. In determining the ultimate loss and reserve requirements the Company uses various actuarial assumptions including compensation trends, health care cost trends and discount rates. The Company also uses historical information for claims frequency and severity in order to establish development loss factors. Actual ultimate losses could be different than those estimated by the Company. As of December 28, 2002 and December 29, 2001, the Company’s casualty reserve was $11.9 million and $9.8 million, respectively.

Accounts Receivable

The Company records accounts receivable at the time revenue is recognized. Amounts for bad debt expense are recorded in both general and administrative expenses and selling, marketing and delivery expenses on the Consolidated Statements of Income. The determination of the allowance for doubtful accounts is based on management’s estimate of the accounts receivable amount that is uncollectible. Management records a general reserve based on analysis of historical data. In addition, management records specific reserves for receivable balances that are considered high-risk due to known facts regarding the customer. The Company has a formal policy for determining the allowance for doubtful accounts. The policy is reviewed quarterly to ensure that business conditions or other circumstances do not warrant a change in the policy. Failure of a major customer to pay the Company amounts owed could have a material impact on the financial statements of the Company. At December 28, 2002 and December 29, 2001, the Company had accounts receivables in the amount of $38.2 million and $41.7 million, net of an allowance for doubtful accounts of $1.7 million and $2.0 million, respectively.

Goodwill Valuation

The Company implemented Statement of Financial Accounting Standards No. 142 (“SFAS 142”) beginning on January 1, 2002. SFAS 142 requires that existing goodwill be tested annually for impairment. In accordance with SFAS 142, the Company calculates the estimated fair value of the net assets for each reporting unit that includes goodwill on its balance sheet. This is a two step process. As required by SFAS 142, the first step compares the fair value of each reporting unit’s net assets to the carrying value of each reporting unit’s net assets. Based on valuations performed by the Company, the fair value of each reporting unit exceeds its carrying value. Accordingly, no additional test of impairment was required. The Company has two reporting units with goodwill. The total amount of goodwill as of December 28, 2002 and December 29, 2001 was $39.7 million and $39.4 million, respectively.

The valuation process requires the Company to project future financial performance, including revenue and profit growth, fixed asset and working capital investments, tax rates and cost of capital. These projections rely upon historical performance, anticipated market conditions and forward-looking business plans.

The valuations as of December 28, 2002 assume combined average annual revenue growth for the two reporting units of approximately 7% during the valuation period. Significant investments in fixed assets and working capital to support this growth are factored into the analysis. The projected revenue growth rate exceeds the actual average growth for the two reporting units over the past three years. If the forecasted revenue growth is not achieved, the required investments in fixed assets and working capital could be reduced. This would tend to offset the negative valuation implications of lower revenue growth. Nevertheless, a significant revision to profit growth assumptions due to lower revenues or higher operating costs could result in a goodwill impairment charge.

Results of Operations

2002 Compared to 2001	2002		2001		Difference

Revenues	$542.8	100.0%	$556.8	100.0%	$(14.0)	(2.5%)
Cost of sales	278.2	51.3%	284.1	51.0%	5.9	2.1%

Gross margin	264.6	48.7%	272.7	49.0%	(8.1)	(3.0%)
Selling, marketing and delivery expenses	196.3	36.2%	194.5	34.9%	(1.8)	(0.9%)
General and administrative expenses	27.5	5.1%	30.2	5.4%	2.7	8.9%
Provisions for employees’ retirement plans	3.9	0.7%	4.5	0.8%	0.6	13.3%
Amortization of goodwill and other intangibles	0.7	0.1%	2.1	0.4%	1.4	66.7%
Other expense/(income), net	1.7	0.3%	(0.0)	(0.0%)	(1.7)	(100.0%)

Earnings before interest and taxes	34.5	6.4%	41.4	7.4%	(6.9)	(16.7%)
Interest expense, net	3.2	0.6%	3.7	0.7%	0.5	13.5%
Income taxes	11.4	2.1%	13.9	2.5%	2.5	18.0%

Net income	$19.9	3.7%	$23.8	4.3%	$(3.9)	(16.4%)

Revenues in the 52-week fiscal year 2002 decreased $14.0 million or 2.5% compared to the 52-week fiscal year 2001. The Company’s branded product revenues declined $8.8 million and non-branded product revenues declined $5.2 million. The branded product decline was due primarily to reduced sales of cakes (down $5.1 million), food service items (down $2.9 million) and salty snacks (down $2.4 million), somewhat offset by increased sales of sandwich crackers (up $2.2 million). The non-branded decline was due to reduced sales of third party brands (down $8.2 million) and sales to other manufacturers (down $1.0 million), partially offset by an increase in private label sales (up $4.0 million).

In 2002 and 2001, the Company’s branded products represented 66% of total revenues. Private label sales represented 22% and 20% of revenues in 2002 and 2001, respectively. Sales of other non-branded products represented 12% and 14% of revenues in 2002 and 2001, respectively.

Gross margin decreased $8.1 million (0.3 percentage points) compared to 2001. This decrease is primarily due to the impact of lower volume and vending revenues ($6.7 million), increased commodity and packaging costs ($2.2 million) and increases in sales allowances ($1.8 million), partially offset by improved manufacturing efficiencies ($1.5 million) and decreased employee incentive expense ($0.9 million).

Selling, marketing and delivery costs increased $1.8 million compared to 2001. This increase is primarily due to increased medical and casualty expenses ($2.0 million). In addition, the Company continued to increase spending in support of its DSD system during 2002. Additional sales route truck expenses and recruiting costs of $3.3 million were partially offset by reductions in volume based sales commissions, resulting in a net increase in DSD expenses of $0.9 million. These increases were partially offset by decreases in bad debt expense ($0.6 million) and other miscellaneous expenses ($0.4 million).

General and administrative expenses decreased $2.7 million compared to 2001 primarily as a result of decreased incentive compensation provisions ($4.0 million) and reductions in information technology expenses ($0.7 million). These reductions were partially offset by increases in bad debt expense ($0.5 million), professional fees ($0.4 million) and various other expenses ($0.5 million). The provision for employees’ retirement plans was lower due to the profitability-based formula for these contributions.

Other expense primarily includes gains and losses resulting from fixed asset dispositions and foreign currency transactions. In 2002, the Company recognized a net loss on asset dispositions of $1.2 million. Also included in other expense in 2002 is a $0.5 million write-off of an investment. Other income in 2001 included a $0.9 million gain related to the curtailment of the Company’s post-retirement benefit plan offset by losses on fixed asset dispositions.

Net interest expense of $3.2 million in 2002 declined from $3.7 million in 2001. The decrease was the result of lower debt levels and interest rates during the year. See discussion in “Liquidity and Capital Resources” below.

The effective income tax rate decreased from 36.8% in 2001 to 36.5% in 2002 due to changes in the composition of earnings among the consolidated entities.

2001 Compared to 2000	2001		2000		Difference

Revenues	$556.8	100.0%	$553.4	100.0%	$3.4	0.6%
Cost of sales	284.1	51.0%	284.7	51.4%	0.6	0.2%

Gross margin	272.7	49.0%	268.7	48.6%	4.0	1.5%
Selling, marketing and delivery expenses	194.5	34.9%	200.8	36.3%	6.3	3.1%
General and administrative expenses	30.2	5.4%	25.4	4.6%	(4.8)	(18.9%)
Provisions for employees’ retirement plans	4.5	0.8%	4.1	0.7%	(0.4)	(9.8%)
Amortization of goodwill and other intangibles	2.1	0.4%	1.8	0.3%	(0.3)	(16.7%)
Other expense/(income), net	(0.0)	(0.0%)	(2.4)	(0.4%)	(2.4)	(100.0%)

Earnings before interest and taxes	41.4	7.4%	39.0	7.1%	2.4	6.2%
Interest expense, net	3.7	0.7%	4.4	0.8%	0.7	15.9%
Income taxes	13.9	2.5%	12.6	2.3%	(1.3)	(10.3%)

Net income	$23.8	4.3%	$22.0	4.0%	$1.8	8.2%

Revenues in the 52-week fiscal year 2001 increased $3.4 million or 0.6% over the 53-week fiscal year 2000. The revenue impact of the fifty-third week in 2000 was approximately $6.4 million. Excluding the additional revenue week in 2000, revenues in 2001 increased $9.7 million as a result of a $16.6 million increase in non-branded product revenues. The Company’s branded product sales declined $6.9 million as compared to 2000. In 2001, the Company’s branded product sales were 66% of total revenues as compared to 68% in 2000. The Company’s non-branded revenues consist mostly of private label sales and also include sales to other manufacturers and third party branded products. Private label sales represented 20% and 19% of revenues in 2001 and 2000, respectively.

Gross margin increased $4.0 million but gross margin as a percentage of revenue decreased 0.4 percentage points compared to 2000. The increase in gross margin was due to the impact of higher volume ($3.2 million), decreased commodity costs ($3.6 million) and improved operations efficiency ($5.4 million), partially offset by a higher proportion of direct shipments which have lower gross margins ($5.4 million) and increased trade allowances ($2.8 million).

Selling, marketing and delivery costs decreased $6.3 million compared to 2000. This decrease is partially due to a higher proportion of direct shipments, which require less selling and delivery expenses. In addition, reduced severance provisions and lower expenses due to the impact of the fifty-third week in 2000 contributed to the decrease in selling, marketing and delivery costs. These decreases were somewhat offset by increased provisions for incentive compensation.

General and administrative expenses increased $4.8 million compared to the prior year due to increased incentive compensation provisions. The provision for employees’ retirement plans was higher due to the profitability-based formula for these contributions.

Other income primarily includes gains and losses on fixed asset dispositions and foreign currency transactions. In addition, included in other income in 2001 was a $0.9 million gain related to the curtailment of the Company’s post-retirement benefit plan.

Net interest expense of $3.7 million in 2001 declined from $4.4 million in 2000 due to lower interest rates and debt levels during the year. See discussion in “Liquidity and Capital Resources” below.

The effective income tax rate increased from 36.4% in 2000 to 36.8% in 2001 due to changes in the composition of earnings among the consolidated entities.

Liquidity and Capital Resources

Primary sources of liquidity are cash flows from operating activities and certain financing activities. Net cash provided by operating activities was $55.2 million for 2002. This compares to $63.0 million in 2001. The decrease in net cash provided by operating activities is primarily related to decreased earnings, reductions in accrued income taxes and decreases in various operating liabilities offset by increases in deferred income taxes, accounts receivable and accounts payable. Working capital (other than cash and cash equivalents) increased to $31.6 million from $31.4 million in 2001.

Cash flow used in investing activities was $25.2 million in 2002. The primary component of cash used in investing activities was capital expenditures. Cash expenditures for fixed assets totaled $25.5 million in 2002. Major investments in 2002 included automated packaging equipment, manufacturing equipment for a new product and step-vans for its field sales representatives. During 2002, proceeds from the sale of real and personal property provided approximately $0.3 million of cash to fund investing activities.

Cash used in financing activities for 2002 totaled $31.7 million. During 2002, the Company repaid debt, net of borrowings, of $14.2 million. In 2002 and 2001 the Company paid dividends of $0.64 per share totaling $18.6 million each year. On January 30, 2003, the Board of Directors authorized the repurchase of 1.0 million shares of its common stock. During 2002, the Company did not repurchase any shares of its common stock and currently has no active program to repurchase shares of its common stock.

In February 2002, the Company’s unsecured revolving credit agreement, first entered into in 1999, was amended giving the Company the ability to borrow up to $60 million and Canadian (“Cdn”) $25 million through February 2007. At December 28, 2002, there were no amounts outstanding on these revolving credit facilities. Borrowing and repayments under these revolving credit facilities are similar in nature to short-term credit lines; however, due to the nature and terms of the agreements allowing repayment through February 2007, all borrowings under these facilities are classified as long-term debt.

At December 28, 2002 and December 29, 2001, the Company had the following debt outstanding:

(in thousands)	2002	2001

Unsecured revolving credit facility	$—	$9,500
Cdn $50 million unsecured term loan	31,845	31,445
Deferred notes payable	4,244	8,336
Capital lease obligation	63	550

	36,152	49,831
Less: current portion of capital lease obligation	(63)	(487)

Total long-term debt	$36,089	$49,344

As of December 28, 2002, cash and cash equivalents totaled $3.0 million. Additional borrowings available under all credit facilities totaled $78.4 million. The Company has complied with all financial covenants contained in the financing agreements.

Available cash, cash from operations and available credit under the credit facilities are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future.

On January 30, 2003 the Board of Directors declared a $0.16 quarterly cash dividend payable on February 20, 2003 to stockholders of record on February 10, 2003.

Commitments and Contingencies

      The Company leases certain facilities and equipment classified as operating leases. The future minimum lease commitments for operating leases as of December 28, 2002 were $5,823,000. The minimum commitments under these leases are as follows:

(in thousands)
2003	$3,135
2004	1,930
2005	514
2006	201
2007	43
Thereafter	—

Total debt	$5,823

The Company also maintains standby letters of credit in connection with its self-insurance reserves for casualty claims. The total amount of these letters of credit was $8.0 million as of December 28, 2002.

The Company has entered into agreements with suppliers for the purchase of certain commodities and packaging materials used in the production process. These agreements are entered into in the normal course of business and consist of agreements to purchase a certain quantity over a certain period of time. As of December 28, 2002, the Company had outstanding purchase commitments totaling approximately $41.6 million. These commitments range in length from a few weeks to 18 months.

Off-Balance Sheet Arrangements

The Company entered into a long-term guaranteed payment commitment during 2000 with a supplier. Under the terms of this agreement, to the extent the Company’s purchases exceed an agreed upon amount, no additional amount is due from the Company. However, if purchases are below this amount, the Company is required to compensate the supplier. In addition, the Company has provided a guarantee to a third party for fixed asset financing for the supplier. The maximum annual payment guarantees to both the supplier and third party are $0.8 million per year through 2007 and $0.2 million in 2008. The total amount outstanding under these guarantees was $4.0 million as of December 28, 2002.

Forward-Looking Statements

This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those forward-looking statements. Factors that may cause actual results to differ materially include price competition, industry consolidation, loss of a major customer, raw material costs, effectiveness of sales and marketing activities and interest rate, foreign exchange rate and credit risks, as described in the Company’s filings with the Securities and Exchange Commission, including Exhibit 99.1 to this Form 10-K.

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk

The principal market risks to which the Company is exposed that may adversely impact results of operations and financial position are changes in certain raw material prices, interest and foreign exchange rates and credit risks. The Company selectively uses derivative financial instruments to enhance its ability to manage these risks. The Company has no market risk sensitive instruments held for trading purposes.

Raw materials used by the Company are exposed to the impact of changing commodity prices. At times, the Company enters into commodity futures and option contracts to manage fluctuations in prices of anticipated purchases of certain raw materials. The Company’s policy is to use such commodity derivative financial instruments only to the extent necessary to manage these exposures. The Company does not use these financial instruments for trading purposes. During 2002 and 2001, the Company did not enter into any commodity contracts.

Most of the Company’s long-term debt obligations incur interest at floating rates, based on changes in U.S. Dollar LIBOR, Canadian Dollar LIBOR and prime rate interest. To manage exposure to changing interest rates, the Company selectively enters into interest rate swap agreements to maintain a desirable proportion of fixed to variable rate debt. In September 2001, the Company entered into an interest rate swap agreement in order to manage the risk associated with variable interest rates. The variable-to-fixed interest rate swap is accounted for as a cash flow hedge, with effectiveness assessed based on changes in the present value of interest payments on the underlying debt. The notional amount, interest payment and maturity dates of the swap match the principal, interest payment and maturity dates of the related debt. The interest rate on the swap was 5.9%, including applicable margin. The underlying notional amount of the swap agreement is Cdn $50 million. The fair value, determined by a third party financial institution, of the interest rate swap was a $1.4 million and $1.2 million liability as of December 28, 2002 and December 29, 2001, respectively, and is included in other long-term liabilities.

At December 28, 2002 the Company’s long term debt totaled $36.1 million with interest rates ranging from 5.90% to 7.00%, with a weighted average interest rate of 6.03%. At December 29, 2001, the Company’s long term debt totaled $49.3 million with interest rates ranging from 4.04% to 7.00%, with a weighted average interest rate of 5.76%. All of the $36.1 million in outstanding long term debt at December 28, 2002 is fixed rate debt or was effectively fixed through an interest rate swap agreement. A 10% increase in U.S. LIBOR and Canadian LIBOR would have had an immaterial impact on interest expense for 2002.

The Company is exposed to certain credit risks related to its accounts receivable. The Company performs ongoing credit evaluations of its customers to minimize the potential exposure. As of December 28, 2002 and December 29, 2001, the Company had an allowance for doubtful accounts of $1.7 million and $2.0 million, respectively.

Through the operations of its Canadian subsidiary, the Company has an exposure to foreign exchange rate fluctuations, primarily between U.S. and Canadian dollars. Foreign exchange rate fluctuations have limited impact on the earnings of the Company as a majority of the sales of its Canadian subsidiary are denominated in U.S. dollars. The indebtedness used to finance the acquisition of its Canadian subsidiary is denominated in Canadian dollars and serves as an effective hedge of the net asset investment in the subsidiary. A 10% devaluation of the Canadian dollar would result in an immaterial change in the Company’s net asset investment in its Canadian subsidiary.

Inflation and changing prices have not had a material impact on the Company’s net sales and income for the last three fiscal years.

Item 8.   Financial Statements and Supplementary Data

Consolidated Statements of Income
LANCE, INC. AND SUBSIDIARIES
For the Fiscal Years Ended December 28, 2002, December 29, 2001, and December 30, 2000
(In thousands, except share and per share data)

	2002	2001	2000

Net sales and other operating revenue	$542,810	$556,759	$553,421

Cost of sales and operating expenses/(income):
Cost of sales	278,171	284,120	284,702
Selling, marketing and delivery	196,297	194,494	200,770
General and administrative	27,451	30,240	25,378
Provisions for employees’ retirement plans	3,929	4,448	4,161
Amortization of goodwill and other intangibles	687	2,082	1,797
Other expense/(income), net	1,701	(20)	(2,413)

Earnings before interest and income taxes	34,574	41,395	39,026
Interest expense, net	3,226	3,758	4,476

Earnings before income taxes	31,348	37,637	34,550
Income taxes	11,435	13,860	12,589

Net income	$19,913	$23,777	$21,961

Earnings per share
Basic	$0.69	$0.82	$0.76
Diluted	$0.68	$0.82	$0.76

Weighted average shares outstanding — basic	28,981,000	28,909,000	28,961,000
Weighted average shares outstanding — diluted	29,231,000	29,068,000	28,976,000

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
LANCE, INC. AND SUBSIDIARIES
December 28, 2002 and December 29, 2001
(In thousands, except share data)

	2002	2001

Assets
Current assets
Cash and cash equivalents	$3,023	$4,798
Accounts receivable (less allowance for doubtful accounts of $1,712 and $2,003, respectively)	38,205	41,718
Inventories	26,777	26,828
Prepaid income taxes	1,428	—
Deferred income tax benefit	7,196	5,824
Prepaid expenses and other	3,281	3,126

Total current assets	79,910	82,294
Property, plant and equipment, net	175,722	179,436
Goodwill, net	39,749	39,411
Other intangible assets, net	8,400	9,193
Other assets	2,084	3,065

Total assets	$305,865	$313,399

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$63	$487
Accounts payable	11,976	9,499
Accrued compensation	11,186	15,335
Accrued profit-sharing retirement plan	3,605	4,274
Accrual for insurance claims	5,561	5,037
Other payables and accrued liabilities	12,939	11,455

Total current liabilities	45,330	46,087

Other liabilities and deferred credits
Long-term debt	36,089	49,344
Deferred income taxes	27,942	23,063
Accrued postretirement health care costs	6,893	8,852
Accrual for insurance claims	5,300	4,511
Other long-term liabilities	3,770	3,623

Total other liabilities and deferred credits	79,994	89,393

Stockholders’ equity
Common stock, 29,098,582 and 28,995,172 shares outstanding at December 28, 2002 and December 29, 2001	24,248	24,163
Preferred stock, 0 shares outstanding at December 28, 2002 and December 29, 2001	—	—
Additional paid-in capital	3,025	1,865
Unamortized portion of restricted stock awards	(693)	(826)
Retained earnings	155,372	154,075
Accumulated other comprehensive loss	(1,411)	(1,358)

Total stockholders’ equity	180,541	177,919

Total liabilities and stockholders’ equity	$305,865	$313,399

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income
LANCE, INC. AND SUBSIDIARIES
For the Fiscal Years Ended December 28, 2002, December 29, 2001, and December 30, 2000
(In thousands, except share data)

				Unamortized
				Portion of		Accumulated
			Additional	Restricted		Other
		Common	Paid-in	Stock	Retained	Comprehensive
	Shares	Stock	Capital	Awards	Earnings	Income(Loss)	Total

Balance, December 25, 1999	29,950,897	$24,959	$2,552	$(799)	$153,128	$15	$179,855
Comprehensive income:
Net income	—	—	—	—	21,961	—	21,961
Foreign currency translation adjustment	—	—	—	—	—	(131)	(131)

Total comprehensive income	—	—	—	—	—	—	21,830

Cash dividends paid to stockholders	—	—	—	—	(18,572)	—	(18,572)
Stock options exercised	—	—	—	—	—	—	—
Issuance of restricted stock, net of cancellations	(27,675)	(23)	(184)	362	—	—	155
Purchases of common stock	(976,000)	(813)	(1,139)	—	(7,658)	—	(9,610)

Balance, December 30, 2000	28,947,222	24,123	1,229	(437)	148,859	(116)	173,658
Comprehensive income:
Net income	—	—	—	—	23,777	—	23,777
Unrealized loss on interest rate swap, net of tax effect of $436	—	—	—	—	—	(739)	(739)
Foreign currency translation adjustment	—	—	—	—	—	(503)	(503)

Total comprehensive income	—	—	—	—	—	—	22,535

Cash dividends paid to stockholders	—	—	—	—	(18,561)	—	(18,561)
Stock options exercised	13,000	11	129	—	—	—	140
Issuance of restricted stock, net of cancellations	34,950	29	507	(389)	—	—	147

Balance, December 29, 2001	28,995,172	24,163	1,865	(826)	154,075	(1,358)	177,919
Comprehensive income:
Net income	—	—	—	—	19,913	—	19,913
Unrealized loss on interest rate swap, net of tax effect of $76	—	—	—	—	—	(130)	(130)
Foreign currency translation adjustment	—	—	—	—	—	77	77

Total comprehensive income	—	—	—	—	—	—	19,860

Cash dividends paid to stockholders	—	—	—	—	(18,616)	—	(18,616)
Stock options exercised	84,800	70	1,054	—	—	—	1,124
Issuance of restricted stock, net of cancellations	18,610	15	106	133	—	—	254

Balance, December 28, 2002	29,098,582	$24,248	$3,025	$(693)	$155,372	$(1,411)	$180,541

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
LANCE, INC. AND SUBSIDIARIES
For the Fiscal Years Ended December 28, 2002, December 29, 2001, and December 30, 2000
(In thousands)

	2002	2001	2000

Operating activities
Net income	$19,913	$23,777	$21,961
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	28,689	29,323	28,951
Loss/(gain) on sale of property, net	1,213	549	(2,043)
Deferred income taxes	4,747	985	776
Other, net	254	148	156
Changes in operating assets and liabilities:
Accounts receivable	3,542	2,616	1,853
Inventory	52	(2,598)	3,086
Prepaid expenses and other current assets	(143)	753	(2,398)
Accounts payable	1,193	(5,178)	(851)
Accrued income taxes	(3,637)	2,119	(248)
Other payables and accrued liabilities	(660)	10,491	252

Net cash flow from operating activities	55,163	62,985	51,495

Investing activities
Purchases of property and equipment	(25,513)	(30,918)	(24,751)
Proceeds from sale of property	270	2,144	3,848

Net cash used in investing activities	(25,243)	(28,774)	(20,903)

Financing activities
Dividends paid	(18,616)	(18,561)	(18,572)
Issuance (purchase) of common stock, net	1,124	140	(9,610)
Repayments of debt	(5,176)	(304)	(384)
Borrowings (repayments) under revolving credit facilities, net	(9,026)	(11,675)	(13,995)

Net cash (used in) provided by financing activities	(31,694)	(30,400)	(42,561)

Effect of exchange rate changes on cash	(1)	(237)	(110)

Increase (decrease) in cash and cash equivalents	(1,775)	3,574	(12,079)
Cash and cash equivalents at beginning of fiscal year	4,798	1,224	13,303

Cash and cash equivalents at end of fiscal year	$3,023	$4,798	$1,224

Supplemental information and non-cash transactions:
Cash paid for income taxes, net of refunds of $2, $602 and $423, respectively	$10,164	$9,986	$11,244
Cash paid for interest	$2,357	$3,046	$3,775

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
LANCE, INC. AND SUBSIDIARIES
December 28, 2002 and December 29, 2001

(1)   OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

The aggregated operating units of Lance, Inc. and subsidiaries (the Company) manufacture, market and distribute a variety of snack food products. The Company’s manufactured products include sandwich crackers and cookies, crackers, cookies, potato chips, cakes, nuts, popcorn, candy and other salty snacks. The Company also purchases for resale certain candy, meat snacks, cakes and bread basket items.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Lance, Inc. and its subsidiaries. All material intercompany items have been eliminated. Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified for consistent presentation.

Revenue Recognition

The Company recognizes operating revenues upon shipment of products to customers when title and risk of loss pass to its customers. Provisions and allowances for sales returns and bad debts are also recorded in the Company’s consolidated financial statements.

The Company implemented Emerging Issues Task Force Issue 00-14, Accounting for Certain Sales Incentives, and Emerging Issues Task Force Issue 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products, which became effective beginning in the Company’s quarter ended March 30, 2002. These Issues address the recognition, measurement and income statement classification for certain sales incentives. Therefore, the Company has reclassified certain expenses in the income statement, which reduce net sales and other operating revenue and selling, marketing and delivery expenses. The impact of these reclassifications was a reduction of $28.2 million, $26.1 million and $22.9 million for the 52 weeks ended December 28, 2002 and December 29, 2001 and the 53 weeks ended December 30, 2000, respectively. These amounts have been reclassified between net sales and other operating revenue and selling, marketing and delivery expenses. There was no impact to net income.

Fiscal Year

The Company’s fiscal year ends on the last Saturday of December. The years ended December 28, 2002 and December 29, 2001 included 52 weeks. The year ended December 30, 2000 included 53 weeks.

Use of Estimates

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include customer programs, customer returns and promotions, provisions for bad debts, inventories, useful lives of fixed assets, hedge transactions, supplemental retirement benefits, investments, intangible assets, incentive compensation, income taxes, insurance, post-retirement benefits, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, receivables, accounts payable and short and long-term debt approximate fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations in Canada are calculated based on their reporting currency, the Canadian Dollar. As a result, amounts related to assets and liabilities reported in the statement of cash flows will not necessarily agree to changes in the corresponding balances on the balance sheet. The effect of exchange rate changes on cash balances held in the Canadian Dollar is reported below cash flows from financing activities.

Inventories

The principal raw materials used in the manufacture of the Company’s snack food products are flour, potatoes, vegetable oils, sugar, peanut butter, peanuts, cheese and seasonings. The principal supplies used are flexible film, cartons, trays, boxes and bags. Inventories are valued at the lower of cost or market; 62% of the cost of the inventories in 2002 and 68% in 2001 was determined using the last-in, first-out (LIFO) method and the remainder was determined using the first-in, first-out (FIFO) method.

The Company may enter into various forward purchase agreements and derivative financial instruments to reduce the impact of volatility in raw material ingredient prices. As of December 28, 2002 and December 29, 2001, the Company had no open derivative financial instruments related to commodities.

Property, Plant and Equipment

Depreciation is computed using the straight-line method over the estimated useful lives of depreciable property ranging from 3 to 45 years. Property is recorded at cost less accumulated depreciation with the exception of assets held for disposal which are recorded at the lesser of book value or fair value. Upon retirement or disposal of any item of property, the cost is removed from the property account and the accumulated depreciation applicable to such item is removed from accumulated depreciation. Major renewals and betterments are capitalized, maintenance and repairs are expensed as incurred, and gains and losses on dispositions are reflected in earnings. Assets under capital leases are amortized over the estimated useful life of the related property.

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

SFAS No. 142 requires the Company to evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination and to make any necessary reclassifications for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired and make any necessary amortization period adjustments by the end of the first quarter of 2002. In addition, to the extent an intangible asset is identified as having an indefinite life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. The Company has tested goodwill and intangible assets for impairment under the provision of SFAS No. 142. These tests indicated that there was no impairment of goodwill or intangible assets.

As of the date of adoption, the Company had unamortized goodwill in the amount of $39.4 million and unamortized identifiable intangible assets in the amount of $8.9 million. Under the provisions of SFAS No. 142, for fiscal years beginning after 2001, the Company is no longer recording amortization expense on goodwill.

As of December 28, 2002, the Company had the following acquired intangible assets recorded:

	Gross Carrying	Accumulated
(in thousands)	Amount	Amortization

Amortized Intangible Assets:
Noncompetition Agreements	$3,355	$(2,531)
Unamortized Intangible Assets:
Trademarks	$7,576	—

The noncompetition agreements are being amortized over the life of the agreements. These agreements had an original term of 5 years. The anticipated amortization expense related to these noncompetition agreements is as follows:

(in thousands)
2003	$684
2004	$140

Total anticipated amortization expense	$824

The trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely. Therefore, under the provisions of SFAS No. 142, the trademarks are no longer amortized.

The changes in the carrying amount of goodwill for the fiscal year ended December 28, 2002 are as follows:

Gross
Carrying
(in thousands)	Amount

Balance as of December 30, 2001	$39,411
Changes in foreign currency exchange rates	338

Balance as of December 28, 2002	$39,749

The following table indicates the effect on net income and earnings per share if SFAS No. 142 had been in effect for each of the periods presented in the income statement (net of profit sharing and income tax effect):

(in thousands, except	Dec. 28,	Dec. 29,	Dec. 30,
per share data)	2002	2001	2000

Reported net income	$19,913	$23,777	$21,961
Add back: goodwill amortization	—	1,068	743
Add back: trademark amortization	—	98	116

Adjusted net income	$19,913	$24,943	$22,820

Basic earnings per share:
Reported net income	$0.69	$0.82	$0.76
Goodwill amortization	—	0.04	0.03
Trademark amortization	—	—	—

Adjusted net income	$0.69	$0.86	$0.79

Diluted earnings per share:
Reported net income	$0.68	$0.82	$0.76
Goodwill amortization	—	0.04	0.03
Trademark amortization	—	—	—

Adjusted net income	$0.68	$0.86	$0.79

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

Insurance Claims

The Company maintains a self-insurance program covering portions of workers’ compensation, automobile, general liability and medical costs. Self-insured accruals are based on claims filed and an estimate of claims incurred but not reported. Workers’ compensation, automobile and general liability costs are covered by standby letters of credit with the Company’s claims administrators. Claims in excess of the self-insured levels are fully insured.

Post-Retirement Plans

The Company has a defined benefit health care plan which currently provides medical benefits for retirees and their spouses to age 65. The plan was amended effective July 1, 2001, and the Company began the phase out of the post-retirement healthcare plan. The post-retirement healthcare plan will be phased-out over the next nine years. This amendment resulted in a decrease in the benefit obligation which is amortized over 3.19 years beginning in 2001. The net periodic costs are recognized as employees perform the services necessary to earn the post-retirement benefits.

The Company also provides supplemental retirement benefits to certain officers. Provision for these benefits, made over the period of employment of such officers, was $0.3 million in 2002, $0.2 million in 2001 and $0.3 million in 2000.

Derivative Financial Instruments

The Company is exposed to certain market, commodity and interest rate risks as part of its ongoing business operations and may use derivative financial instruments, where appropriate, to manage these risks. The Company does not use derivatives for trading purposes.

In 2001, the Company implemented SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or a liability measured at its fair value. It also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. There was no impact on the financial statements for the initial adoption.

On the date derivative contracts are entered into, the Company formally documents all relationships between the hedging instrument and hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction. The Company formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. For effective hedges designated as fair value hedges, changes in the fair value are recorded in current period earnings along with the changes in the fair value of the hedged item. Fair values are determined using third-party market quotes or are calculated using the rates available for instruments with the same remaining maturities.

Foreign Currency Translation

All assets and liabilities of the Company’s Canadian subsidiary are translated into U.S. dollars using current exchange rates and income statement items are translated using the average exchange rates during the period. The translation adjustment is included as a component of stockholders’ equity. Gains and losses on foreign currency transactions are included in earnings. Foreign currency transactions resulted in a minimal gain and loss during 2002 and 2001, respectively, and a net gain of $0.1 million during 2000.

Stock Option Plans

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the intrinsic value-based method of accounting prescribed by APB Opinion No. 25 and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Based Compensation, an interpretation of APB Opinion No. 25.” The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma net income and pro forma earnings per share disclosures for employee stock options as if the fair value based method defined under the provisions of SFAS No. 123 had been applied.

The Company applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. The table below presents the assumptions and pro-forma net income effect of the options using the Black-Scholes option pricing model prescribed under SFAS No. 123.

(in thousands, except per share data)	2002	2001	2000

Assumptions used in Black Scholes pricing model:
Expected dividend yield	5.40%	4.30%	5.06%
Risk-free interest rate	4.10%	5.44%	5.75%
Weighted average expected life	10 years	10 years	10 years
Expected volatility	24.50%	33.10%	38.28%
Fair value per share of options granted	$2.17	$3.57	$2.89
Net income as reported	$19,913	$23,777	$21,961
Earnings per share as reported — basic	$0.69	$0.82	$0.76
Earnings per share as reported — diluted	$0.68	$0.82	$0.76
Stock based compensation costs, net of income tax, included in net income as reported	$254	$148	$153
Stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been applied	$945	$1,083	$1,024
Pro-forma net income	$18,968	$22,694	$20,937
Pro-forma earnings per share — basic	$0.65	$0.78	$0.72
Pro-forma earnings per share — diluted	$0.65	$0.78	$0.72

Earnings Per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.

Diluted earnings per share are calculated by including all dilutive common shares such as stock options. Dilutive potential shares were 250,000 in 2002, 158,000 in 2001 and 15,000 in 2000. Anti-dilutive shares totaling 1,910,000 in 2002, 1,367,000 in 2001 and 2,123,000 in 2000 were excluded from the dilutive earnings calculation. No adjustment to reported net income is required when computing diluted earnings per share.

Advertising and Consumer Promotion Costs

The Company promotes its products with certain marketing activities, including advertising, consumer incentives and trade promotions. All advertising costs are expensed as incurred. Consumer incentive and trade promotions are recorded as expense based on amounts estimated as being due to customers and consumers at the end of the period, based principally on the Company’s historical utilization and redemption rates. All advertising and consumer promotion costs are recorded in accordance with EITF 00-14. EITF 00-14 provides guidance on the proper classification of certain promotion costs on the income statement. For the fiscal years 2002, 2001 and 2000, promotional expense included as an offset to revenue amounted to $28.2 million, $26.1 million and $22.9 million, respectively. Advertising costs included in selling, marketing and delivery costs on the Consolidated Statements of Income amounted to $3.4 million, $3.3 million and $5.4 million for the fiscal years 2002, 2001 and 2000, respectively.

Shipping and Handling Costs

The Company does not bill customers for shipping and handling of product. These costs are included as part of selling, marketing and delivery expenses on the Consolidated Statements of Income. For the years ended December 28, 2002, December 29, 2001 and December 30, 2000, shipping and handling costs were $39.3 million, $39.6 million and $39.3 million, respectively.

Concentration of Credit Risk

Sales to the Company’s largest customer (Wal-Mart Stores, Inc.) were approximately 11.3% of revenues in 2002 and 9.9% of revenues in 2001. Accounts receivable at December 28, 2002 and December 29, 2001 included receivables from Wal-Mart Stores, Inc. totaling $6.4 million and $6.5 million, respectively.

The Company’s total bad debt expense for the fiscal years 2002, 2001 and 2000 amounted to $2.2 million, $2.3 million and $2.7 million, respectively.

New Accounting Standards

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of.” SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the exemption to consolidation when control over a subsidiary is likely to be temporary. The adoption of this new standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002.

(2) INVENTORIES

Inventories at December 28, 2002 and December 29, 2001 consisted of the following:

(in thousands)	2002	2001

Finished goods	$18,317	$16,311
Raw materials	3,762	6,516
Supplies, etc.	8,816	7,828

Total inventories at FIFO cost	30,895	30,655
Less: adjustment to reduce FIFO cost to LIFO cost	(4,118)	(3,827)

Total inventories	$26,777	$26,828

(3) PROPERTY, PLANT AND EQUIPMENT

Property at December 28, 2002 and December 29, 2001 consisted of the following:

(in thousands)	2002	2001

Land and land improvements	$11,819	$11,824
Buildings	70,446	69,866
Machinery, equipment and systems	211,379	197,417
Vending machines	74,195	94,822
Trucks and automobiles	37,662	34,935
Furniture and fixtures	2,295	2,961
Construction in progress	2,023	8,208

	409,819	420,033
Accumulated depreciation and amortization	(234,097)	(240,597)

Property, plant and equipment, net	$175,722	$179,436

The Company sold or disposed of certain property and equipment during 2002, 2001 and 2000 resulting in net gains/(losses) of $(1.2) million, $(0.5) million and $2.0 million, respectively. These gains and losses are included in other expense/(income) on the Consolidated Statements of Income.

The Company has two facilities in Canada which accounted for $15.3 million and $16.0 million of the total net property, plant and equipment in 2002 and 2001, respectively.

(4) LONG-TERM DEBT

Long-term debt at December 28, 2002 and December 29, 2001 consists of the following:

(in thousands)	2002	2001

Unsecured revolving credit facility	$—	$9,500
Cdn $50 million unsecured term loan	31,845	31,445
Deferred notes payable	4,244	8,336
Capital lease obligation	63	550

	36,152	49,831
Less: current portion of capital lease obligation	(63)	(487)

Total long-term debt	$36,089	$49,344

In February 2002, the Company’s unsecured revolving credit agreement, first entered into in 1999, was amended to give the Company the ability to borrow up to $60 million and Cdn $25 million through February 2007. Interest on U.S. denominated borrowings is payable at a rate based on the U.S. Dollar LIBOR plus a margin of 0.48% to 0.88%. Interest on Canadian borrowings is payable at a rate based on the Canadian Bankers Acceptance rate, plus the applicable margin and an additional 0.25% fee. The applicable margin, which was 0.58% at December 28, 2002, is determined by certain financial ratios. The agreement also requires the Company to pay a facility fee on the entire $60 million and Cdn $25 million revolver ranging from 0.15% to 0.25% based on financial ratios. At December 28, 2002, the Company had no outstanding balances on the revolving credit facility.

The Company has a Cdn $50 million unsecured term loan that is due August 2005. Interest is payable semi-annually at Cdn LIBOR plus a margin ranging from 0.75% to 1.125%. The applicable margin, which was 0.75% at December 28, 2002, is determined by certain financial ratios. The interest rate at December 28, 2002 was 3.63% compared to 3.60% at December 29, 2001. During 2001, the Company entered into an interest rate swap agreement that fixes the interest rate on this debt at 5.9%, including applicable margin.

In addition, in 2000, the Company recorded $8.2 million of deferred notes payable related to a contingent consideration agreement entered into in connection with the purchase of its Canadian subsidiary. The remaining balance outstanding under this agreement is Cdn $6.7 million ($4.2 million) at December 28, 2002 and is payable in April 2004. The Company discounted the balance of the note at 7% and records imputed interest over the life of the debt.

The Company leases certain machinery and equipment under a long-term lease agreement. The lease terminates in November 2003 with the option to purchase the equipment. The assets under capital lease have been classified with machinery and equipment in property, plant, and equipment, amounting to $1.5 million at December 28, 2002. Accumulated amortization of these assets was $0.5 million at December 28, 2002. The assets are amortized over the life of the equipment and amortization expense is included in depreciation expense.

The carrying value of all long-term debt approximates fair value. At December 28, 2002 and December 29, 2001, the Company had available approximately $78.4 million and $68.7 million respectively, of unused credit facilities.

All debt agreements require the Company to comply with certain covenants, such as a debt to EBITDA ratio, interest coverage ratio and equity restrictions. The Company was in compliance with these covenants at December 28, 2002. Interest expense for 2002, 2001 and 2000 was $3.3 million, $3.9 million and $4.6 million, respectively.

The aggregate maturities of outstanding debt, including future minimum lease payments for capital leases, at December 28, 2002 are as follows:

(in thousands)
2003	$63
2004	4,244
2005	31,845
2006	-
2007	-
Thereafter	-

Total debt	$36,152

(5) DERIVATIVE INSTRUMENTS

In September 2001, the Company entered into an interest rate swap agreement in order to manage the risk associated with variable interest rates. The variable-to-fixed interest rate swap is accounted for as a cash flow hedge, with effectiveness assessed based on changes in the present value of interest payments on the underlying debt. The notional amount, interest payment and maturity dates of the swap match the principal, interest payment and maturity dates of the related debt. The interest rate on the swap was 5.9%, including applicable margin. The underlying notional amount of the swap agreement is Cdn $50 million. The fair value of this interest rate swap was a liability of $1.4 million and $1.2 million at December 28, 2002 and December 29, 2001, respectively, and is included in other long-term liabilities.

Unrealized losses from the cash flow hedge recorded in accumulated other comprehensive income at December 28, 2002 and December 29, 2001 were $0.9 million and $0.7 million, respectively, net of tax, related to the interest rate swap. So long as the hedge remains highly effective, the fair value of the swap will continue to be adjusted through other comprehensive income. Net cash settlements under the swap agreement are reflected in interest expense in the consolidated statement of income in the applicable period.

(6) INCOME TAXES

Income tax expense consists of the following:

(in thousands)	2002	2001	2000

Current:
Federal	$7,325	$12,057	$10,673
State, foreign and other	467	884	1,209

	7,792	12,941	11,882

Deferred:
Federal	3,062	694	793
State, foreign and other	581	225	(86)

	3,643	919	707

Total income tax expense	$11,435	$13,860	$12,589

A reconciliation of the federal income tax rate to the Company’s effective income tax rate follows:

(in thousands)	2002	2001	2000

Statutory income tax rate	35.0%	35.0%	35.0%
State and other income taxes, net of federal income tax benefit	2.1	2.3	1.8
Miscellaneous items, net	(0.6)	(0.5)	(0.4)

Income tax expense	36.5%	36.8%	36.4%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 28, 2002 and December 29, 2001 are presented below:

(in thousands)	2002	2001

Deferred tax assets
Reserves for employee compensation, deductible when paid for income tax purposes, accrued for financial reporting purposes	$3,447	$3,350
Reserves for insurance claims, deductible when paid for income tax purposes, accrued for financial reporting purposes	6,399	6,584
Other reserves deductible when paid for income tax purposes, accrued for financial reporting purposes	2,638	2,817
Unrealized losses deductible when realized for income tax purposes, included in Other Comprehensive Income	513	436
Inventories, principally due to additional costs capitalized for income tax purposes	1,447	1,177
Net state operating loss carryforwards (expiring after 2006)	432	457

Total gross deferred tax assets	14,876	14,821
Less valuation allowance	(432)	(457)

Net deferred tax assets	14,444	14,364

Deferred tax liabilities:
Property, plant and equipment, principally due to differences in depreciation, net of impairment reserves	(31,030)	(26,620)
Deferred income	(752)	(1,592)
Trademark amortization	(2,934)	(2,934)
Other	(474)	(457)

Total gross deferred tax liabilities	(35,190)	(31,603)

Total net deferred tax liabilities	$(20,746)	$(17,239)

The valuation allowance as of December 28, 2002 and December 29, 2001 was $0.4 million and $0.5 million, respectively. The net change in the valuation allowance during 2002 was a decrease of $25,000. The valuation allowance relates to state net operating loss carryforwards, which management does not believe will be fully utilized due to the limited nature of the Company’s activities in the states which the state net operating losses exist. Based on the Company’s historical and current earnings, management believes it is more likely than not that the Company will realize the benefit of the remaining deferred tax assets that are not covered by the valuation allowance.

(7) POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

The Company provides post-retirement medical benefits for retirees and their spouses to age 65. Retirees pay contributions toward medical coverage based on the medical plan and coverage they select. The plan was amended effective July 1, 2001, and the Company began the phase out of its post-retirement healthcare plan. This plan currently provides post-retirement medical benefits for retirees and their spouses to age 65. The post-retirement healthcare plan will be phased-out over the next nine years. Present participants and those employees age 55 and older will continue to be covered under the plan. This change resulted in a decrease in the benefit obligation at the beginning of 2001 of $0.9 million which is being amortized over 3.19 years beginning in 2001. In addition, the change resulted in a curtailment gain of $0.9 million that was recognized in 2001. The Company’s post-retirement health care plan is not currently funded.

The following table sets forth the plan’s benefit obligations, funded status, and net periodic benefit costs for the three years ended December 28, 2002:

(in thousands)	2002	2001	2000

Change in benefit obligation:
Benefit obligation at beginning of year	$2,658	$3,657	$5,283
Service cost	178	345	700
Interest cost	172	236	393
Plan participants’ contributions	457	379	234
Prior service credit	—	(938)	—
Actuarial (gain)/loss	604	(170)	(2,639)
Benefits paid	(1,019)	(851)	(314)

Benefit obligation at end of year	3,050	2,658	3,657

Funded status	(3,050)	(2,658)	(3,657)
Unrecognized net actuarial (gain)/loss	(3,110)	(4,977)	(6,018)
Unrecognized prior service cost	(733)	(1,217)	(1,642)

Accrued benefit cost	$(6,893)	$(8,852)	$(11,317)

Components of net periodic benefit cost
Service cost	$178	$345	$700
Interest cost	172	236	393
Recognition of prior service costs	(483)	(494)	(505)
Recognized net gain	(1,263)	(1,221)	(590)

Net periodic benefit cost	$(1,396)	$(1,134)	$(2)

Weighted average discount rates used in determining accumulated post-retirement benefit obligation:
Beginning of year	7.00%	7.50%	7.75%

End of year	6.50%	7.00%	7.50%

For measurement purposes, an 11.00% annual rate of increase in the per capita cost of covered health care benefits for the self-insured plan was assumed for 2003. This rate was assumed to decrease gradually to 5.00% at 2012 and remain at that level thereafter. The health care cost trend rate assumption has a less significant effect on the amounts reported due to the plan amendment implemented as of July 1, 2001. The plan amendment required active employees to be 55 years of age as of January 1, 2001 in order to be eligible to receive retiree medical benefits and resulting in a shorter duration in which retiree medical benefits will be offered by the Company limiting the impact of the trend rate assumption. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit obligation as of December 28, 2002 by $80,000 and the aggregate of the service and interest cost components of post-retirement expense for the year then ended by $13,000. Decreasing the assumed health care cost trend rate by one percentage point in each year would decrease the accumulated post-retirement benefit obligation as of December 28, 2002 by $78,000 and the aggregate of the service and interest cost components of post-retirement expense for the year then ended by $13,000.

(8) EMPLOYEE BENEFIT PLANS AND NON EMPLOYEE STOCK OPTION PLANS

Employee Profit-Sharing Retirement Plan

The Company has a retirement plan covering substantially all of its employees. The plan is a defined contribution retirement plan providing for contributions equal to 10% of net income before income taxes or 3% of qualified employee wages. Plan funding is made in accordance with the provisions of the plan.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan under which shares of common stock are purchased on the open market with employee and Company contributions. The plan provides for the Company to contribute an amount equal to 10% of the employees’ contributions. Company contributions amounted to $61,000 in 2002, $63,000 in 2001 and $70,000 in 2000.

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

Options generally become exercisable in three or four installments from six to forty-eight months after date of grant. The option price, which equals the fair market value of the Company’s common stock at the date of grant, ranges from $9.66 to $20.91 per share for outstanding options as of December 28, 2002. The weighted average remaining contractual life at December 28, 2002 was 8.61 years.

Since 1994, no stock appreciation rights (SAR’s) have been issued. There are 22,225 SAR’s outstanding, all of which are included in the chart below. The exercise price for the SAR’s equaled the fair market value of the Company’s stock at the date of grant. The Company’s quoted market price has been below the exercise price, therefore, no compensation costs have been recorded for the years presented. The weighted average remaining life of these rights at December 28, 2002 was 1.2 years.

	Number of	Weighted Average	Options/
	Options/SAR's	Exercise	SAR's
	Outstanding	Price	Exercisable

Balance at December 25, 1999	1,460,596	$17.67	190,819
Granted	752,000	10.12
Exercised	—	—
Expired/Forfeited	(245,853)	15.83

Balance at December 30, 2000	1,966,743	14.99	626,622
Granted	606,200	12.69
Exercised	(13,000)	10.13
Expired/Forfeited	(92,706)	15.58

Balance at December 29, 2001	2,467,237	14.87	853,647
Granted	540,550	14.45
Exercised	(84,800)	10.96
Expired/Forfeited	(166,950)	15.56

Balance at December 28, 2002	2,756,037	$14.46	1,385,977

Non-Employee Directors Stock Option Plan

In 1995, the Company adopted a Nonqualified Stock Option Plan for Non-Employee Directors (the Director Plan). The Company has 300,000 shares of common stock which may be issued to non-employee directors under this plan. The Director Plan requires among other things that the options are not exercisable unless the optionee remains available to serve as a director of the Company until the first anniversary of the date of grant, except that the initial option shall be exercisable after six months. The options under this plan vest on the first anniversary of the date of grant. Options granted under the Director Plan shall expire ten years from the date of grant. There were 42,500, 40,000 and 44,000 options granted during 2002, 2001 and 2000, respectively. The option price, which equals the fair market value of the Company’s common stock at the date of grant, ranges from $10.50 to $21.63 per share. There were 256,500 options outstanding at December 28, 2002. The weighted average remaining contractual life at December 28, 2002 was 6.5 years.

	Number of	Weighted Average
	Options	Exercise	Options
	Outstanding	Price	Exercisable

Balance at December 25, 1999	156,500	$17.62	112,500
Granted	44,000	10.50
Exercised	—	—
Expired/Forfeited	(4,000)	10.50

Balance at December 30, 2000	196,500	16.17	156,500
Granted	40,000	11.65
Exercised	—	—
Expired/Forfeited	(10,500)	17.81

Balance at December 29, 2001	226,000	15.29	186,000
Granted	42,500	15.88
Exercised	(12,000)	12.01
Expired/Forfeited	—	—

Balance at December 28, 2002	256,500	$15.53	216,500

Restricted Stock Awards

During 2002 and 2001, the Company awarded 36,150 and 45,350 shares of common stock to certain employees under one of its incentive programs, subject to certain vesting and performance restrictions. No restricted stock was issued in 2000. Compensation costs associated with these restricted shares are deferred until earned, at which time the earned portion is charged against current earnings. The deferred portion of these restricted shares is included in the accompanying balance sheet as unamortized portion of restricted stock awards.

(9) OTHER COMMITMENTS AND CONTINGENCIES

The Company has entered into contractual agreements providing severance benefits to certain key employees in the event of a change in control of the Company. Commitments under these agreements totaled $9.2 million at December 28, 2002.

The Company has entered into contractual agreements providing severance benefits to certain key employees in the event of termination without cause. Commitments under these agreements were $3.5 million as of December 28, 2002. The maximum commitment for both the change in control and severance agreements as of December 28, 2002 was $9.9 million.

The Company leases certain facilities and equipment under contracts classified as operating leases. Rental expense was $5.0 million in 2002, $6.0 million in 2001 and $6.2 million in 2000. Future minimum lease commitments for operating leases at December 28, 2002 were as follows:

(in thousands)
2003	$3,135
2004	1,930
2005	514
2006	201
2007	43
Thereafter	-

Total operating lease commitments	$5,823

The Company also maintains standby letters of credit in connection with its self insurance reserves for casualty claims. These letters of credit amounted to $8.0 million as of December 28, 2002.

In addition, the Company entered into a long-term guaranteed payment commitment during 2000 with a supplier. Under the terms of this agreement, to the extent the Company’s purchases exceed an agreed upon amount no additional amount is due from the Company. However, if purchases are below this amount, the Company is required to compensate the supplier. In addition, the Company has provided a guarantee to a third party for fixed asset financing for the supplier. The maximum annual payment guarantees to both the supplier and the third party are $0.8 million per year through 2007 and $0.2 million in 2008. The total amount outstanding under these guarantees was $4.0 million as of December 28, 2002.

The Company has entered into agreements with suppliers for certain commodities and packaging materials used in the production process. These agreements are entered into in the normal course of business and consist of agreements to purchase a certain quantity over a certain period of time. As of December 28, 2002, the Company had outstanding purchase commitments totaling approximately $41.6 million. These commitments range in length from a few weeks to 18 months.

The Company has claims and lawsuits pending against it that are in the ordinary course of business. It is not possible to reasonably estimate the ultimate liability, if any, of the Company in any of these matters, but in the opinion of management, their outcome should have no material adverse effect upon the Company’s consolidated financial statements taken as a whole.

(10) STOCKHOLDERS’ EQUITY

Capital Stock

The Company’s Restated Charter, as amended, authorizes 75,000,000 shares of common stock with a par value of $0.83 1/3 and 5,000,000 shares of preferred stock, par value of $1.00 per share, to be issued in such series and with such preferences, limitations and relative rights as the Board of Directors may determine from time to time. Common shares outstanding were 29,098,582 at December 28, 2002 and 28,995,172 at December 29, 2001. There were no preferred shares outstanding.

Stockholder Rights Plan

On July 14, 1998, the Company’s Board of Directors adopted a Preferred Shares Rights Agreement (“Rights Agreement”), designed to protect all of the Company’s stockholders and insure that they receive fair and equal treatment in the event of an attempted takeover of the Company or certain takeover tactics. Pursuant to the Rights Agreement, each common stockholder received a dividend distribution of one Right for each share of Common Stock held.

If any person or group acquires beneficial ownership of 20 percent or more of the Company’s outstanding Common Stock, or commences a tender or exchange offer that results in that person or group acquiring such level of beneficial ownership, each Right (other than the Rights owned by such person or group, which become void) entitles its holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock for an exercise price of $100.

Each Right, under certain circumstances, entitles the holder to purchase the number of shares of the Company’s Common Stock which have an aggregate market value equal to twice the exercise price of $100. Under certain circumstances, the Board of Directors may exchange each outstanding Right for either one share of the Company’s Common Stock or one one-hundredth of a share of Junior Participating Preferred Stock.

In addition, if a person or group acquires beneficial ownership of 20 percent or more of the Company’s Common Stock and the Company merges into another entity, another entity merges into the Company or the Company sells 50 percent or more of its assets or earning power to another entity, each Right (other than those owned by acquiror, which become void) entitles its holder to purchase, for the exercise price of $100, the number of shares of the Company’s Common Stock (or share of the class of stock of the surviving entity which has the greatest voting power) which has a value equal to twice the exercise price.

If any such person or group acquires beneficial ownership of between 20 and 50 percent of the Company’s Common Stock, the Board of Directors may, at its option, exchange for each outstanding and not voided Right either one share of Common Stock or one one-hundredth of a share of Series A Junior Participating Preferred Stock.

The Board of Directors may redeem the Rights at a price of $0.01 per Right at any time prior to a specified period of time after a person or group has become the beneficial owner of 20 percent or more of its Common Stock. The Rights will expire on July 14, 2008 unless redeemed earlier.

Other Comprehensive Income

For the years ended December 28, 2002 and December 29, 2001, the Company included in other comprehensive income an unrealized gain/(loss) due to foreign currency translation of $77,000 and $(503,000), respectively. Income taxes on the foreign currency translation adjustment in other comprehensive income were not recognized because the earnings are intended to be indefinitely reinvested in those operations. Also included in accumulated other comprehensive loss as of December 28, 2002 and December 29, 2001, was an unrealized loss of $130,000, net of tax effect of $76,000, and $739,000, net of tax effect of $436,000, respectively, related to interest rate swaps accounted for in accordance with SFAS No. 133.

(11) INTERIM FINANCIAL INFORMATION (UNAUDITED)

A summary of interim financial information follows (in thousands, except per share data):

	2002 Interim Period Ended

	March 30	June 29	September 28	December 28
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)

Net sales and other operating revenues	$137,316	$141,382	$135,753	$128,359
Cost of sales	69,477	71,353	69,818	67,523
Selling, marketing and delivery	48,919	50,222	49,070	48,086
General and administrative	8,084	6,862	5,759	6,746
Provisions for employees’ retirement plans	1,109	1,224	978	618
Amortization of goodwill and other intangibles	169	174	173	171
Other expense/(income), net	42	37	1,097	525

Earnings before interest and taxes	9,516	11,510	8,858	4,690
Interest expense, net	915	853	760	698

Earnings before income taxes	8,601	10,657	8,098	3,992
Income taxes	3,160	3,866	2,960	1,449

Net income	$5,441	$6,791	$5,138	$2,543

Net income per common share – basic	$0.19	$0.23	$0.18	$0.09
Net income per common share – diluted	0.19	0.23	0.18	0.09
Dividends declared per common share	0.16	0.16	0.16	0.16

	2001 Interim Period Ended

	March 31	June 30	September 29	December 29
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)

Net sales and other operating revenues	$138,961	$143,981	$141,646	$132,171
Cost of sales	71,391	73,548	72,174	67,007
Selling, marketing and delivery	49,109	49,384	48,639	47,362
General and administrative	7,674	7,494	7,655	7,417
Provisions for employees’ retirement plans	1,036	1,161	1,265	986
Amortization of goodwill and other intangibles	512	528	510	532
Other expense/(income), net	(45)	402	(16)	(361)

Earnings before interest and taxes	9,284	11,464	11,419	9,228
Interest expense, net	1,092	1,000	872	794

Earnings before income taxes	8,192	10,464	10,547	8,434
Income taxes	3,083	3,846	3,913	3,018

Net income	$5,109	$6,618	$6,634	$5,416

Net income per common share – basic	$0.18	$0.23	$0.23	$0.19
Net income per common share – diluted	0.18	0.23	0.23	0.19
Dividends declared per common share	0.16	0.16	0.16	0.16

Independent Auditors’ Report

The Board of Directors and Stockholders
Lance, Inc.:

We have audited the accompanying consolidated balance sheets of Lance, Inc. and subsidiaries as of December 28, 2002 and December 29, 2001 and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the fiscal years in the three-year period ended December 28, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lance, Inc. and subsidiaries as of December 28, 2002 and December 29, 2001, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 28, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the Consolidated Financial Statements, the Company changed its method of accounting for goodwill and certain intangible assets as required by Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

/s/ KPMG LLP

Charlotte, North Carolina January 29, 2003

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

     Items 10 through 13 are incorporated herein by reference to the sections captioned Principal Stockholders and Holdings of Management, Election of Directors, Compensation Committee and Stock Award Committee Interlocks and Insider Participation, Director Compensation, Executive Officer Compensation and Section 16(a) Beneficial Ownership Reporting Compliance in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2003 and to the Separate Item in Part III of this Annual Report captioned Executive Officers of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

	(a)	(b)	(c)
	Number of securities		Number of securities
	to be issued upon	Weighted average	remaining available
	exercise of	exercise price of	for future issuance under
	outstanding	outstanding	equity compensation plans
	options, warrants	options, warrants	(excluding securities
Plan Category	and rights	and rights	reflected in column (a)

Equity compensation plans approved by security holders (1)	3,100,722	$14.14	190,091
Equity compensation plans not approved by security holders	—	—	—

Total	3,100,722	$14.14	190,091

(1)	Includes the 1991 Stock Option Plan, which was approved by the Company’s stockholders on April 19, 1991, the 1995 Non-qualified Stock Option Plan for Non-Employee Directors, which was approved by the Company’s stockholders on April 25, 1995 and the Lance, Inc. 1997 Incentive Equity Plan, which was approved by the Company’s stockholders on April 18, 1997.

PART IV

Item 14. Controls and Procedures

Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s filings under the Securities Exchange Act of 1934.

There have been no significant changes in the Company’s internal controls or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  1. Financial Statements.

               The following financial statements are filed as part of this report:

Page

Consolidated Statements of Income for the Fiscal Years Ended December 28, 2002, December 29, 2001 and December 30, 2000	18
Consolidated Balance Sheets as of December 28, 2002 and December 29, 2001	19
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Fiscal Years Ended December 28, 2002, December 29, 2001 and December 30, 2000	20
Consolidated Statements of Cash Flows for the Fiscal Years Ended December 28, 2002, December 29, 2001 and December 30, 2000	21
Notes to Consolidated Financial Statements	22
Independent Auditors’ Report	43

     2.     Financial Schedules.

               Schedules have been omitted because of the absence of conditions under which they are required or because information required is included in financial statements or the notes thereto.

     3.     Exhibits.

               2.1 Agreement of Purchase and Sale dated as of March 31, 1999 among the Registrant, a subsidiary of the Registrant and the shareholders of Tamming Foods Ltd., incorporated herein by reference to Exhibit 2 to the Registrant’s Report on Form 8-K dated April 14, 1999.

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

               3.3 Bylaws of Lance, Inc., as amended through April 25, 2002, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 29, 2002.

               4.1 See 3.1, 3.2 and 3.3 above.

               4.2 Preferred Shares Rights Agreement dated July 14, 1998 between the Registrant and Wachovia Bank, N.A., together with the Form of Rights Certificate attached as Exhibit B thereto, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-A filed on July 15, 1998.

               4.3 First Supplement to Preferred Shares Rights Agreement dated as of July 1, 1999 between the Registrant and First Union National Bank, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 26, 1999.

               4.4 Deferred Notes Agreement dated April 14, 1999 among 1346242 Ontario Inc. (now Tamming Foods Ltd.), Blairco Equities Inc., Linkco Equities Inc., Tam-Di Equities Inc. and Tam-Ri Equities Inc. providing for the issuance of $14.1 million of Tamming Foods Ltd.’s Deferred Notes due 2004. The total amount of the Deferred Notes due 2004 does not exceed 10% of the total assets of the Registrant and the Registrant agrees to furnish a copy of the Deferred Notes Agreement to the Securities and Exchange Commission upon request.

               10.1 Lance, Inc. 1991 Stock Option Plan, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, Registration No. 33-41866.

               10.2 Lance, Inc. 1995 Nonqualified Stock Option Plan for Non-Employee Directors, as amended, incorporated herein by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8, File No. 33-58839, as amended by Post Effective Amendment No. 1.

               10.3 Lance, Inc. 1997 Incentive Equity Plan, as amended, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 31, 2001.

               10.4* Lance, Inc. Benefit Restoration Plan, incorporated herein by reference to Exhibit 10(vi) to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 11, 1994.

               10.5* Lance, Inc. 1999 Long-Term Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 27, 1999.

               10.6* Lance, Inc. 2000 Long-Term Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

               10.7* Lance, Inc. 2001 Annual Performance Incentive Plan for Officers incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 31, 2001.

               10.8* Lance, Inc. 2001 Long-Term Incentive Plan for Officers incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 31, 2001.

               10.9* Lance, Inc. 2002 Annual Performance Incentive Plan for Officers incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 30, 2002.

               10.10* Lance, Inc. 2002 Long-Term Incentive Plan for Officers incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 30, 2002.

               10.11* Chairman of the Board Compensation Letter dated April 19, 1996 incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 15, 1996.

               10.12* Chairman of the Board Compensation Letter dated October 6, 1998, incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 26, 1998.

               10.13* Chairman of the Board Compensation Letter dated February 16, 1999, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 27, 1999.

               10.14* Form of Compensation and Benefits Assurance Agreement between the Registrant and each of Paul A. Stroup, III, Earl D. Leake, B. Clyde Preslar, Richard G. Tucker, L. R. Gragnani, H. Dean Fields and Frank I. Lewis, incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

               10.15* Executive Severance Agreement dated November 7, 1997 between the Registrant and Paul A. Stroup, III, incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

               10.16* Amendment to Executive Severance Agreement dated July 26, 2001 between the Lance, Inc. and Paul A. Stroup, III, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended September 29, 2001.

               10.17* Executive Agreement dated November 7, 1997 between the Registrant and Earl D. Leake, incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

               10.18* Amendment to Executive Severance Agreement dated July 26, 2001 between the Lance, Inc. and Earl D. Leake, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended September 29, 2001.

               10.19* Form of Executive Severance Agreement between the Registrant and each of B. Clyde Preslar, Richard G. Tucker, L. R. Gragnani, H. Dean Fields, David R. Perzinski and Margaret E. Wicklund, incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

               10.20 Second Amended and Restated Credit Agreement dated as of February 8, 2002 among the Registrant, Lanfin Investments Inc., Bank of America, N.A., First Union National Bank, Fleet National Bank, et al incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 30, 2002.

               10.21 Financing and Share Purchase Agreement dated August 16, 1999 between the Registrant and Bank of America, N.A. incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended September 25, 1999.

               10.22 First Amendment to Financing and Share Purchase Agreement dated as of December 17, 2001 between the Registrant and Bank of America, N.A., incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

               21 List of the Subsidiaries of the Registrant.

               23 Consent of KPMG LLP.

               99.1 Cautionary Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

               99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

               There were no reports on Form 8-K required to be filed by the Registrant during the thirteen weeks ended December 28, 2002.

*	Management contract.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANCE, INC.

Dated: February 21, 2003	By:	/s/ B. Clyde Preslar

B. Clyde Preslar Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Paul A. Stroup, III Paul A. Stroup, III	Chairman of the Board President and Chief Executive Officer (Principal Executive Officer)	February 21, 2003

/s/ B. Clyde Preslar B. Clyde Preslar	Vice President (Principal Financial Officer)	February 21, 2003

/s/ Margaret E. Wicklund Margaret E. Wicklund	Controller (Principal Accounting Officer)	February 21, 2003

/s/ David L. Burner David L. Burner	Director	February 21, 2003

Alan T. Dickson	Director

/s/ J. W. Disher J. W. Disher	Director	February 21, 2003

/s/ James H. Hance, Jr. James H. Hance, Jr.	Director	February 21, 2003

/s/ William R. Holland William R. Holland	Director	February 21, 2003

/s/ Scott C. Lea Scott C. Lea	Director	February 21, 2003

/s/ Wilbur J. Prezzano Wilbur J. Prezzano	Director	February 21, 2003

/s/ Robert V. Sisk Robert V. Sisk	Director	February 21, 2003

/s/ Isaiah Tidwell Isaiah Tidwell	Director	February 21, 2003

/s/ Nancy Van Every McLaurin Nancy Van Every McLaurin	Director	February 21, 2003

/s/ S. Lance Van Every S. Lance Van Every	Director	February 21, 2003

MANAGEMENT CERTIFICATION

I, Paul A. Stroup, III, certify that:

1.	I have reviewed this annual report on Form 10-K of Lance, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 21, 2003

/s/ Paul A. Stroup, III

Paul A. Stroup, III Chairman of the Board, Chief Executive Officer and President

MANAGEMENT CERTIFICATION

I, B. Clyde Preslar, certify that:

1.	I have reviewed this annual report on Form 10-K of Lance, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 21, 2003

/s/ B. Clyde Preslar

B. Clyde Preslar Vice President, Chief Financial Officer and Secretary

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

EXHIBITS
Item 14(a)(3)

FORM 10-K
ANNUAL REPORT

For the fiscal year ended	Commission File Number
December 28, 2002	0-398

LANCE, INC.

EXHIBIT INDEX

Exhibit
No.	Exhibit Description

2.1	Agreement of Purchase and Sale dated as of March 31, 1999 among the Registrant, a subsidiary of the Registrant and the shareholders of Tamming Foods Ltd., incorporated herein by reference to Exhibit 2 to the Registrant’s Report on Form 8-K dated April 14, 1999.
3.1	Restated Articles of Incorporation of Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998.
3.2	Articles of Amendment of Lance, Inc. dated July 14, 1998 designating rights, preferences and privileges of the Registrant’s Series A Junior Participating Preferred Stock, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998.
3.3	Bylaws of Lance, Inc., as amended through April 25, 2002, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 29, 2002.
4.1	See 3.1, 3.2 and 3.3 above.
4.2	Preferred Shares Rights Agreement dated July 14, 1998 between the Registrant and Wachovia Bank, N.A., together with the Form of Rights Certificate attached as Exhibit B thereto, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-A filed on July 15, 1998.
4.3	First Supplement to Preferred Shares Rights Agreement dated as of July 1, 1999 between the Registrant and First Union National Bank, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 26, 1999.
4.4	Deferred Notes Agreement dated April 14, 1999 among 1346242 Ontario Inc. (now Tamming Foods Ltd.), Blairco Equities Inc., Linkco Equities Inc., Tam-Di Equities Inc. and Tam-Ri Equities Inc. providing for the issuance of $14.1 million of Tamming Foods Ltd.’s Deferred Notes due 2004. The total amount of the Deferred Notes due 2004 does not exceed 10% of the total assets of the Registrant and the Registrant agrees to furnish a copy of the Deferred Notes Agreement to the Securities and Exchange Commission upon request.
10.1	Lance, Inc. 1991 Stock Option Plan, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, Registration No. 33-41866.
10.2	Lance, Inc. 1995 Nonqualified Stock Option Plan for Non-Employee Directors, as amended, incorporated herein by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8, File No. 33-58839, as amended by Post Effective Amendment No. 1.
10.3	Lance, Inc. 1997 Incentive Equity Plan, as amended, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 31, 2001.
10.4*	Lance, Inc. Benefit Restoration Plan, incorporated herein by reference to Exhibit 10(vi) to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 11, 1994.
10.5*	Lance, Inc. 1999 Long-Term Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 27, 1999.
10.6*	Lance, Inc. 2000 Long-Term Incentive Plan for Officers incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000.
10.7*	Lance, Inc. 2001 Annual Performance Incentive Plan for Officers incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 31, 2001.

10.8*	Lance, Inc. 2001 Long-Term Incentive Plan for Officers incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 31, 2001.
10.9*	Lance, Inc. 2002 Annual Performance Incentive Plan for Officers incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 30, 2002.
10.10*	Lance, Inc. 2002 Long-Term Incentive Plan for Officers incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 30, 2002.
10.11*	Chairman of the Board Compensation Letter dated April 19, 1996 incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 15, 1996.
10.12*	Chairman of the Board Compensation Letter dated October 6, 1998, incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 26, 1998.
10.13*	Chairman of the Board Compensation Letter dated February 16, 1999, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 27, 1999.
10.14*	Form of Compensation and Benefits Assurance Agreement between the Registrant and each of Paul A. Stroup, III, Earl D. Leake, B. Clyde Preslar, Richard G. Tucker, L. R. Gragnani, H. Dean Fields and Frank I. Lewis, incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.
10.15*	Executive Severance Agreement dated November 7, 1997 between the Registrant and Paul A. Stroup, III, incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.
10.16*	Amendment to Executive Severance Agreement dated July 26, 2001 between the Lance, Inc. and Paul A. Stroup, III, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended September 29, 2001.
10.17*	Executive Severance Agreement dated November 7, 1997 between the Registrant and Earl D. Leake, incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.18*	Amendment to Executive Severance Agreement dated July 26, 2001 between the Lance, Inc. and Earl D. Leake, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended September 29, 2001.
10.19*	Form of Executive Severance Agreement between the Registrant and each of B. Clyde Preslar, Richard G. Tucker, L. R. Gragnani, H. Dean Fields, David R. Perzinski and Margaret E. Wicklund, incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.
10.20	Second Amended and Restated Credit Agreement dated February 8, 2002 among the Registrant, Lanfin Investments Inc., Bank of America, N.A., First Union National Bank, Fleet National Bank, et al incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 30, 2002.
10.21	Financing and Share Purchase Agreement dated August 16, 1999 between the Registrant and Bank of America, N.A. incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended September 25, 1999.
10.22	First Amendment to Financing and Share Purchase Agreement dated as of December 17, 2001 between the Registrant and Bank of America, N.A., incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001.
21	List of the Subsidiaries of the Registrant.
23	Consent of KPMG LLP.
99.1	Cautionary Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract.