Form 10-Q
period 2003-03-29
LANCE INC
filed 2003-04-25
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Filed Pursuant to Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For the quarterly (thirteen week) period ended March 29, 2003	Commission File Number 0-398

LANCE, INC.
(Exact name of registrant as specified in its charter)

North Carolina	56-0292920
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

8600 South Boulevard
P.O. Box 32368
Charlotte, North Carolina	28232
(Address of principal executive offices)	(Zip Code)

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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   X      No  .

     The number of shares outstanding of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of April 24, 2003, was 29,098,584 shares.

LANCE, INC. AND SUBSIDIARIES

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets — March 29, 2003 (Unaudited) and December 28, 2002	3

Condensed Consolidated Statements of Income (Loss) (Unaudited) — Thirteen Weeks Ended March 29, 2003 and March 30, 2002	4

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (Unaudited) — Thirteen Weeks Ended March 29, 2003 and March 30, 2002	5

Condensed Consolidated Statements of Cash Flows (Unaudited) — Thirteen Weeks Ended March 29, 2003 and March 30, 2002	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	17

Item 4. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds	17

Item 6. Exhibits and Reports on Form 8-K	18

SIGNATURES	19

MANAGEMENT CERTIFICATIONS	20

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
As of March 29, 2003 (Unaudited) and December 28, 2002
(In thousands, except share data)

	March 29,	December 28,
	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$2,361	$3,023
Accounts receivable (less allowance for doubtful accounts)	44,329	38,205
Inventories	25,717	26,777
Deferred income tax benefit	9,536	7,196
Prepaid expenses and other	4,722	4,709

Total current assets	86,665	79,910

Property, plant & equipment, net	169,042	175,722
Goodwill, net	41,573	39,749
Other intangible assets, net	8,227	8,400
Other assets	1,823	2,084

Total assets	$307,330	$305,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$32	$63
Accounts payable	16,500	11,976
Accrued compensation	12,560	11,186
Other payables and accrued liabilities	23,445	22,105

Total current liabilities	52,537	45,330

Other liabilities and deferred credits
Long-term debt	38,628	36,089
Deferred income taxes	25,538	27,942
Accrued postretirement health care costs	6,554	6,893
Accrual for insurance claims	7,103	5,300
Other long-term liabilities	3,321	3,770

Total other liabilities and deferred credits	81,144	79,994

Stockholders’ equity
Common stock, $0.83 1/3 par value (authorized: 75,000,000 shares; 29,098,582 shares outstanding at March 29, 2003 and December 28, 2002)	24,248	24,248
Preferred stock, $1.00 par value (authorized: 5,000,000 shares; 0 shares outstanding at March 29, 2003 and December 28, 2002)	—	—
Additional paid-in capital	2,856	3,025
Unamortized portion of restricted stock awards	(632)	(693)
Retained earnings	147,665	155,372
Accumulated other comprehensive loss	(488)	(1,411)

Total stockholders’ equity	173,649	180,541

Total liabilities and stockholders’ equity	$307,330	$305,865

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss) (Unaudited)
For the Thirteen Weeks Ended March 29, 2003 and March 30, 2002
(In thousands, except share and per share data)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 29, 2003	March 30, 2002

Net sales and other operating revenue	$132,859	$137,316

Cost of sales and operating expenses:
Cost of sales	71,038	69,477
Selling, marketing and delivery	50,436	48,919
General and administrative	7,771	8,084
Provisions for employees’ retirement plans	1,080	1,109
Amortization of intangibles	178	169
Loss on asset impairment	6,354	—
Other expense, net	170	42

Total costs and expenses	137,027	127,800

Earnings (loss) before interest and income taxes	(4,168)	9,516

Interest expense, net	683	915

Earnings (loss) before income taxes	(4,851)	8,601

Income taxes expense (benefit)	(1,801)	3,160

Net income (loss)	$(3,050)	$5,441

Earnings (loss) per share
Basic	$(0.10)	$0.19
Diluted	$(0.10)	$0.19

Weighted average shares outstanding — basic	29,099,000	28,931,000
Weighted average shares outstanding — diluted	29,147,000	29,264,000

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive
Income (Loss) (Unaudited) For the Thirteen Weeks Ended March 29, 2003 and March 30, 2002
(In thousands, except share data)

				Unamortized
				Portion of		Accumulated
			Additional	Restricted		Other
		Common	Paid-in	Stock	Retained	Comprehensive
	Shares	Stock	Capital	Awards	Earnings	Income(Loss)	Total

Balance, December 29, 2001	28,995,172	$24,163	$1,865	$(826)	$154,075	$(1,358)	$177,919

Comprehensive income:
Net income	—	—	—	—	5,441	—	5,441
Unrealized gain on interest rate swap, net of tax effect of $340	—	—	—	—	—	576	576
Foreign currency translation adjustment	—	—	—	—	—	(1)	(1)

Total comprehensive income	—	—	—	—	—	—	6,016

Cash dividends paid to stockholders	—	—	—	—	(4,650)	—	(4,650)
Stock Options Exercised	22,475	18	237	—	—	—	255
Issuance of restricted stock, net of cancellations	20,150	17	253	(40)	—	—	230

Balance, March 30, 2002	29,037,797	$24,198	$2,355	$(866)	$154,866	$(783)	$179,770

Balance, December 28, 2002	29,098,582	$24,248	$3,025	$(693)	$155,372	$(1,411)	$180,541

Comprehensive income (loss):
Net income (loss)	—	—	—	—	(3,050)	—	(3,050)
Unrealized gain on interest rate swap, net of tax effect of $157	—	—	—	—	—	267	267
Foreign currency translation adjustment	—	—	—	—	—	656	656

Total comprehensive income (loss)							(2,127)

Cash dividends paid to stockholders	—	—	—	—	(4,657)	—	(4,657)
Issuance of restricted stock, net of cancellations	—	—	(169)	61	—	—	(108)

Balance, March 29, 2003	29,098,582	$24,248	$2,856	$(632)	$147,665	$(488)	$173,649

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Thirteen Weeks Ended March 29, 2003 and March 30, 2002
(In thousands)

	Thirteen Weeks Ended	Thirteen Weeks Ended
	March 29, 2003	March 30, 2002

Operating Activities
Net income (loss)	$(3,050)	$5,441
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	7,361	7,200
Loss on asset impairment	6,354	—
Loss on sale of property, net	21	70
Deferred income taxes	(5,073)	357
Changes in operating assets and liabilities	4,042	(7,953)

Net cash flow provided by operating activities	9,655	5,115

Investing Activities
Purchases of property and equipment	(5,946)	(11,481)
Proceeds from sale of property and equipment	24	36

Net cash used in investing activities	(5,922)	(11,445)

Financing Activities
Dividends paid	(4,657)	(4,650)
Issuance of common stock, net	—	255
Repayments of debt	(30)	(103)
Deferred financing costs	77	146
Borrowings under revolving credit facilities, net	—	11,500

Net cash provided by (used in) financing activities	(4,610)	7,148

Effect of exchange rate changes on cash	215	(17)

Increase (decrease) in cash and cash equivalents	(662)	801
Cash and cash equivalents at beginning of period	3,023	4,798

Cash and cash equivalents at end of period	$2,361	$5,599

Supplemental information and non-cash transactions:
Cash paid for income taxes	$295	$407
Cash paid for interest	$54	$120

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	The accompanying unaudited consolidated financial statements of Lance, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 28, 2002 filed with the Securities and Exchange Commission on February 21, 2003. In the opinion of the Company, these financial statements reflect all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of March 29, 2003 and December 28, 2002, and the consolidated statements of income (loss) for the thirteen weeks ended March 29, 2003 and March 30, 2002 and the statements of stockholders’ equity and comprehensive income (loss) and cash flows for the thirteen weeks ended March 29, 2003 and March 30, 2002. Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified for consistent presentation.

2.	The consolidated results of operations for the thirteen weeks ended March 29, 2003 are not necessarily indicative of the results to be expected for a full year.

3.	Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include customer programs, customer returns and promotions, provisions for bad debts, inventories, useful lives of fixed assets, hedge transactions, supplemental retirement benefits, investments, intangible assets, incentive compensation, income taxes, insurance, post-retirement benefits, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.

4.	The principal raw materials used in the manufacture of the Company’s snack food products are flour, potatoes, vegetable oils, sugar, peanut butter, peanuts, cheese and seasonings. The principal supplies used are flexible film, cartons, trays, boxes and bags. These raw materials and supplies are generally available in adequate quantities in the open market either from sources in the United States or from other countries and are generally contracted up to a year in advance.

5.	The Company utilizes the dollar value last-in, first-out (LIFO) method of determining the cost of the majority of its inventories. Because inventory calculations under the LIFO method are based on annual determinations, the determination of interim LIFO valuations requires that estimates be made of year-end costs and levels of inventories. The possibility of variation between estimated year-end costs and levels of LIFO inventories and the actual year-end amounts may materially affect the results of operations as finally determined for the full year.

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Inventories consist of (in thousands):

	March 29,	December 28,
	2003	2002

Finished goods	$17,286	$18,317
Raw materials	3,501	3,762
Supplies, etc.	8,999	8,816

Total inventories at FIFO cost	29,786	30,895
Less: Adjustments to reduce FIFO cost to LIFO cost	(4,069)	(4,118)

Total inventories	$25,717	$26,777

6.	The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the thirteen weeks ended March 29, 2003 and March 30, 2002 (there were no reconciling items for the numerator amounts of basic and diluted earnings per share):

	March 29, 2003	March 30, 2002

Weighted average number of common shares used in computing basic earnings per share	29,099,000	28,931,000

Effect of dilutive stock options and non-vested restricted stock	48,000	333,000

Weighted average number of common shares and dilutive potential common stock used in computing diluted earnings per share	29,147,000	29,264,000

Stock options excluded from the above reconciliation because they are anti-dilutive	2,424,000	1,326,000

7.	During the thirteen weeks ended March 29, 2003 and March 30, 2002, the Company included in accumulated other comprehensive income (loss) an unrealized gain/(loss) due to foreign currency translation of $656,000 and $(1,000), respectively. Income taxes on the foreign currency translation adjustment in other comprehensive income (loss) were not recognized because the earnings are intended to be indefinitely reinvested in those operations. Also included in accumulated other comprehensive loss for the thirteen weeks ended March 29, 2003 and March 30, 2002, was an unrealized gain of $267,000, net of tax effect of $157,000 and $576,000, net of tax effect of $340,000, respectively, related to interest rate swaps accounted for in accordance with SFAS No. 133.

8.	During the thirteen weeks ended March 29, 2003, the Company recorded severance charges of $1.1 million related to a workforce reduction. The workforce reduction involved the elimination of 45 positions. Severance charges are included in general and administrative expenses ($0.7 million), costs of goods sold ($0.2 million) and selling, marketing and delivery expenses ($0.2 million) on the Condensed Consolidated Statement of Income (Loss). Of the $1.1 million, approximately $0.5 million has been paid as of March 29, 2003. The remaining $0.6 million will be paid in the second quarter.

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

9.	During the thirteen weeks ended March 29, 2003, the Company discontinued distribution of its mini sandwich cracker product line through its route sales system. The discontinuation resulted in pre-tax charges of approximately $8.4 million for the thirteen weeks ended March 29, 2003. These charges include a fixed asset impairment of $6.4 million, which is shown as a loss on asset impairment on the Condensed Consolidated Statements of Income (Loss) and Condensed Consolidated Statements of Cash Flows. The assets are classified as held for use and are included in Property, Plant and Equipment in the accompanying Condensed Consolidated Balance Sheets. In addition, provisions for inventory-related items of $1.4 million were included in cost of sales, provisions for sales returns of $0.5 million were included in net sales and other operating revenues and provisions for selling and marketing expenses of $0.1 million were included in selling, marketing and delivery expenses. The fixed asset impairment was accounted for under the provisions of Statements of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Discontinuation of the product line resulted in the performance of a recoverability test to determine if an impairment charge was needed. The fair value of the impaired assets was determined based on historical sales of comparable assets.

10.	In 2002, the Company adopted Financial Accounting Standards Board Statement (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The new criteria provided in SFAS No. 142 require the testing of impairment based on fair value. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values.

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

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 29, 2003, the Company had the following acquired intangible assets recorded:

	Gross Carrying	Accumulated
(in thousand's)	Amount	Amortization

Amortized Intangible Assets:
Non-compete Agreements	$3,355	$(2,704)

Unamortized Intangible Assets:
Trademarks	$7,576

The noncompetition agreements are being amortized over the life of the agreements. These agreements had an original term of 5 years. The trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely. Therefore, under the provisions of SFAS 142, the trademarks will no longer be amortized.

The changes in the carrying amount of goodwill for the quarter ended March 29, 2003 are as follows:

Gross Carrying
(in thousand's)	Amount

Balance as of December 28, 2002	$39,749
Changes in foreign currency exchange rates	1,824

Balance as of March 29, 2003	$41,573

11.	Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of.” SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the exemption to consolidation when control over a subsidiary is likely to be temporary. The adoption of this new standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company has included the required interim disclosures in footnote 14.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, and interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34”. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal use of the asset. The Company adopted SFAS No. 143 on January 1, 2003 and the adoption did not have a material impact on the Company’s consolidated financial statements.

12.	Sales to the Company’s largest customer (Wal-Mart Stores, Inc.) were approximately 14.0% of revenues for the thirteen weeks ended March 29, 2003 and 12.0% of revenues for the thirteen weeks ended March 30, 2002. Accounts receivable at March 29, 2003 and December 28, 2002 included receivables from Wal-Mart Stores, Inc. totaling $8.8 million and $6.4 million, respectively.

13.	The Company’s total bad debt expense for the thirteen weeks ended March 29, 2003 and March 30, 2002 amounted to $0.1 million and $1.1 million, respectively.

14.	The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which permits entities to recognize as expense over the vesting period the fair value of all stock option awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the intrinsic value-based method of accounting prescribed by APB Opinion No. 25 and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Based Compensation, an interpretation of APB Opinion No. 25.” The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma net income and pro forma earnings per share disclosures for employee stock options as if the fair value based method defined under the provisions of SFAS No. 123 had been applied.

The Company applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. The table below presents the pro-forma net income effect of the options using the Black-Scholes option pricing model prescribed under SFAS No. 123.

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the thirteen weeks ended

(in thousands, except per share data)	March 29, 2003	March 30, 2002

Net income (loss) as reported	$(3,050)	$5,441
Earnings (loss) per share as reported — basic	$(0.10)	$0.19
Earnings (loss) per share as reported — diluted	$(0.10)	$0.19

Stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been applied	$136	$256
Pro-forma net income (loss)	$(3,186)	$5,185
Pro-forma earnings (loss) per share — basic	$(0.11)	$0.18
Pro-forma earnings (loss) per share — diluted	$(0.11)	$0.18

15.	The Company entered into a long-term guaranteed payment commitment during 2000 with a supplier. Under the terms of this agreement, to the extent the Company’s purchases exceed an agreed upon amount, no additional amount is due from the Company. However, if purchases are below this amount, the Company is required to compensate the supplier. In addition, the Company has provided a guarantee to a third party for fixed asset financing for the supplier. The maximum annual payment guarantees to both the supplier and third party are $0.8 million per year through 2007 and $0.2 million in 2008. The total amount outstanding under these guarantees was $3.9 million as of March 29, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. The Company routinely evaluates its estimates, including those related to customer programs, customer returns and promotions, bad debts, inventories, fixed assets, hedge transactions, supplemental retirement benefits, investments, intangible assets, incentive compensation, income taxes, insurance, other post-retirement benefits, contingencies and litigation. Actual results may differ from these estimates.

Results of Operations

Thirteen Weeks Ended March 29, 2003 Compared to Thirteen Weeks Ended March 30, 2002

	Thirteen weeks ended

	March 29,		March 30,
($ in thousands)	2003		2002		Difference

Revenues	$132,859	100.0%	$137,316	100.0%	$(4,457)	(3.2%)
Cost of sales	71,038	53.5%	69,477	50.6%	(1,561)	(2.2%)

Gross margin	61,821	46.5%	67,839	49.4%	(6,018)	(8.9%)
Selling, marketing, and delivery expenses	50,436	38.0%	48,919	35.6%	(1,517)	(3.1%)
General and administrative expenses	7,771	5.8%	8,084	5.9%	313	3.9%
Provision for employees’ retirement plans	1,080	0.8%	1,109	0.8%	29	2.6%
Amortization of intangibles	178	0.1%	169	0.1%	(9)	(5.3%)
Loss on asset impairment	6,354	4.8%	—	0.0%	(6,354)	(100.0%)
Other expense, net	170	0.1%	42	0.0%	(128)	(304.8%)

Earnings (loss) before interest and taxes	(4,168)	(3.1%)	9,516	6.9%	(13,684)	(143.8%)
Interest expense, net	683	0.5%	915	0.8%	232	25.4%
Income tax expense (benefit)	(1,801)	(1.4%)	3,160	2.3%	4,961	157.0%

Net income (loss)	$(3,050)	(2.3%)	$5,441	4.0%	$(8,491)	(156.1%)

Revenues for the thirteen weeks ended March 29, 2003 decreased $4.5 million or 3.2% as compared to the thirteen weeks ended March 30, 2002. The Company’s branded product revenues declined $2.9 million or 3.1% and non-branded product revenues declined $1.6 million or 3.5%. The branded product decline was due primarily to reduced sales of salty snacks (down $1.1 million), sales of cakes (down $1.0 million), food service items (down $0.8 million), meat products (down $0.4 million) and mints and gum (down $0.3 million). These declines were somewhat offset by increased sales of sandwich crackers (up $0.7 million). The non-branded decline was due to reduced sales of third party brands (down $1.7 million) and sales to other manufacturers (down $0.6 million), partially offset by an increase in private label sales (up $0.7 million).

For the thirteen weeks ended March 29, 2003 and March 30, 2002, the Company’s branded products represented 66% of total revenues. Private label sales represented 22% and 20% of revenues for the thirteen weeks ended March 29, 2003 and March 30, 2002, respectively. Sales of other non-branded products represented 7% of revenues for both of the thirteen-week periods and sales of other company brands decreased from 6% for the thirteen weeks ended March 30, 2002 to 5% for the thirteen weeks ended March 29, 2003.

Gross margin for the thirteen weeks ended March 29, 2003 decreased $6.0 million (2.9 percentage points as a percent of revenues) compared to the thirteen weeks ended March 30, 2002. This decrease is primarily due to the provisions for discontinuing distribution of the mini sandwich cracker product line through the Company’s route sales system ($1.9 million), higher sales allowances ($1.9 million), increased commodity costs ($1.7 million) and decreases in volume and vending revenues ($0.6 million), offset slightly by improvements in manufacturing efficiencies ($0.1 million). See Notes 8 and 9 for additional discussion of severance and impairment charges recorded during the thirteen weeks ended March 29, 2003.

Selling, marketing and delivery costs increased $1.5 million compared to the prior year. This increase is primarily due to increased spending in support of the Company’s route sales system. This increase included route truck expense increases of $1.5 million, which were partially offset by lower sales commissions, resulting in a net increase in route sales system expenses of $1.0 million. Medical insurance increases of $0.4 million and severance provisions of $0.2 million were other factors impacting selling, marketing and delivery expenses.

General and administrative expenses decreased $0.3 million compared to prior year as a $1.0 million reduction in bad debt expense was largely offset by increased severance costs of $0.7 million.

The provision for employees’ retirement plans was relatively unchanged as compared to prior year.

During the thirteen-week period ended March 29, 2003 the Company recorded a $6.4 million loss on the impairment of fixed assets for the discontinuation of the mini sandwich cracker product line. Other income primarily includes gains and losses on fixed asset dispositions and foreign currency transactions.

Net interest expense of $0.7 million for the thirteen weeks ended March 29, 2003 declined from $0.9 million for the thirteen weeks ended March 30, 2002. The decrease of $0.2 million was the result of lower debt levels. See discussion in “Liquidity and Capital Resources” section below.

The effective income tax rate increased from 36.7% in the prior year to 37.1% for the thirteen weeks ended March 29, 2003 due to changes in earnings among the consolidated entities.

LIQUIDITY AND CAPITAL RESOURCES

Primary sources of liquidity are cash flows from operating activities and certain financing activities. Net cash provided by operating activities for the thirteen weeks ended March 29, 2003 was $9.7 million. Working capital (other than cash and cash equivalents) increased to $31.8 million at March 29, 2003 from $31.6 million at December 28, 2002 due to seasonal increases in accounts receivable offset by seasonal increases in accounts payable and various current liabilities.

Cash flow used in investing activities for the thirteen weeks ended March 29, 2003 was $5.9 million. The primary component of cash used in investing activities was capital expenditures. Cash expenditures for fixed assets totaled $5.9 million with the largest expenditures being distribution equipment.

Cash used in financing activities for the thirteen weeks ended March 29, 2003 totaled $4.6 million. Cash dividends of $0.16 per share for the thirteen weeks ended March 29, 2003 amounted to $4.7 million. On January 30, 2003, the Board of Directors authorized the repurchase of 1.0 million shares of its common stock. The Company currently has no active program to repurchase shares of its common stock.

In February 2002, the Company amended its unsecured revolving credit agreement, first entered into in 1999, giving the Company the ability to borrow up to $60 million and Canadian (“Cdn”) $25 million through February 2007. At March 29, 2003, there were no amounts outstanding on these unsecured revolving credit facilities. Borrowing and repayments under these revolving credit facilities are similar in nature to short-term credit lines; however, due to the nature and terms of the agreements allowing repayment through February 2007, all borrowings under these facilities are classified as long-term debt.

As of March 29, 2003, cash and cash equivalents totaled $2.4 million and total debt outstanding was $38.7 million. Additional borrowings available under all credit facilities totaled $78.4 million. The Company has complied with all financial covenants contained in the financing agreements. Available cash, cash from operations and available credit under the credit facilities are expected to be sufficient to meet anticipated cash expenditures, cash dividends and normal operating requirements for the foreseeable future.

The Company leases certain facilities and equipment classified as operating leases. The future minimum lease commitments for operating leases as of March 29, 2003 were approximately $5.0 million. The Company also maintains standby letters of credit in connection with its self-insurance reserves for casualty claims. The total amount of these letters of credit was $9.0 million as of March 29, 2003.

In addition, the Company entered into a long-term guaranteed payment commitment during 2000 with a supplier. Under the terms of this agreement, to the extent the Company’s purchases exceed an agreed upon amount, no additional amount is due from the Company. However, if purchases are below this amount, the Company is required to compensate the supplier. In addition, the Company has provided a guarantee to a third party for fixed asset financing for the supplier. The maximum annual payment guarantees to both the supplier and third party are $0.8 million per year through 2007 and $0.2 million in 2008. The total amount outstanding under these guarantees was $3.9 million as of March 29, 2003.

On April 24, 2003 the Board of Directors declared a $0.16 per share quarterly dividend payable on May 20, 2003 to stockholders of record on May 9, 2003.

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

Raw materials used by the Company are exposed to the impact of changing commodity prices. At times, the Company enters into commodity futures and option contracts to manage fluctuations in prices of anticipated purchases of certain raw materials. The Company’s policy is to use such commodity derivative financial instruments only to the extent necessary to manage these exposures. The Company does not use these financial instruments for trading purposes. As of March 29, 2003, the Company has not entered into any commodity contracts.

Most of the Company’s long-term debt obligations incur interest at floating rates, based on changes in U.S. Dollar LIBOR, Canadian Dollar LIBOR and prime rate interest. To manage exposure to changing interest rates, the Company selectively enters into interest rate swap agreements to maintain a desirable proportion of fixed to variable rate debt. In September 2001, the Company entered into an interest rate swap agreement in order to manage the risk associated with variable interest rates. The variable-to-fixed interest rate swap is accounted for as a cash flow hedge, with effectiveness assessed based on changes in the present value of interest payments on the underlying debt. The notional amount, interest payment and maturity dates of the swap match the principal, interest payment and maturity dates of the related debt. The interest rate on the swap was 5.9%, including applicable margin. The underlying notional amount of the swap agreement is Cdn $50 million. The fair value, determined by a third party financial institution, of the interest rate swap was a $0.9 million and $1.4 million liability as of March 29, 2003 and December 28, 2002, respectively, and is included in other long-term liabilities.

Unrealized losses from the cash flow hedge recorded in accumulated other comprehensive income at March 29, 2003 and December 28, 2002 were $0.6 million and $0.9 million, respectively, net of tax, related to the interest rate swap. So long as the hedge remains highly effective, the fair value of the swap will continue to be adjusted through other comprehensive income (loss). Net cash settlements under the swap agreement are reflected in interest expense in the consolidated statement of income (loss) in the applicable period.

At March 29, 2003 the Company’s long term debt totaled $38.6 million. All of the $38.6 million in outstanding long term debt at March 29, 2003 is fixed rate debt or was effectively fixed through an interest rate swap agreement. These interest rates range from 5.90% to 7.00%, with a weighted average interest rate of 6.03%. At December 28, 2002, the Company’s long term debt totaled $36.1 million with effective interest rates ranging from 5.90% to 7.00%, with a weighted average interest rate of 6.03%. A 10% increase in U.S. LIBOR and Canadian LIBOR would have had an immaterial impact on interest expense for the thirteen weeks ended March 29, 2003.

The Company is exposed to certain credit risks related to its accounts receivable. The Company performs ongoing credit evaluations of its customers to minimize the potential exposure. As of March 29, 2003 and December 28, 2002, the Company had an allowance for doubtful accounts of $1.7 million.

Through the operations of its Canadian subsidiary the Company has an exposure to foreign exchange rate fluctuations, primarily between U.S. and Canadian dollars. Foreign exchange rate fluctuations have limited impact on the earnings of the Company as a majority of the sales of its Canadian subsidiary are denominated in U.S. dollars. The indebtedness used to finance the acquisition of its Canadian subsidiary is denominated in Canadian dollars and serves as an effective hedge of the net asset investment in its Canadian subsidiary. A 10% devaluation of the Canadian dollar would result in an immaterial change in the Company’s net asset investment in its Canadian subsidiary.

Inflation and changing prices have not had a material impact on the Company’s net sales and income for the last three fiscal years.

The Company has entered into agreements with suppliers for the purchase of certain commodities and packaging materials used in the production process. These agreements are entered into in the normal course of business and consist of agreements to purchase a certain quantity over a certain period of time. As of March 29, 2003 and December 28, 2002, the Company had outstanding purchase commitments totaling approximately $33.3 million and $41.6 million, respectively. These commitments range in length from a few weeks to 18 months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which the Company is exposed that may adversely impact results of operations and financial position include changes in certain raw material prices, interest and foreign exchange rates and credit risks. Quantitative and qualitative disclosures about these market risks are included under “Market Risks” in Item 2 above, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

The Registrant’s Second Amended and Restated Credit Agreement dated February 8, 2002, restricts payment of cash dividends and repurchases of common stock by the Registrant if, after payment of any such dividends or any such repurchases of common stock, the Registrant’s consolidated stockholders’ equity would be less than $125,000,000. At March 29, 2003, the Registrant’s consolidated stockholders’ equity was $173,649,000.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	3.1	Restated Articles of Incorporation of Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998.

	3.2	Articles of Amendment of Lance, Inc. dated July 14, 1998 designating rights, preferences and privileges of the Registrant’s Series A Junior Participating Preferred Stock, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

	3.3	Bylaws of Lance, Inc., as amended through April 25, 2002, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 29, 2002.

	10.1*	Lance, Inc. 2003 Long-Term Incentive Plan for Officers

	10.2*	Agreement dated February 28, 2003 between the Registrant and Richard G. Tucker

	99.1	Cautionary Statement under Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

	99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management Contract

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the thirteen weeks ended March 29, 2003.

Items 1, 3, 4 and 5 are not applicable and have been omitted.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCE, INC.

	By:	/s/ B. Clyde Preslar

B. Clyde Preslar
Vice President and Principal Financial Officer

Dated: April 25, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003

/s/ B. Clyde Preslar B. Clyde Preslar Vice President, Chief Financial Officer and Secretary

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

EXHIBITS
Item 6(a)

FORM 10-Q
QUARTERLY REPORT

For the quarterly period ended	Commission File Number
March 29, 2003	0-398

LANCE, INC.

EXHIBIT INDEX

Exhibit
No.	Exhibit Description

3.1	Restated Articles of Incorporation of Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998.

3.2	Articles of Amendment of Lance, Inc. dated July 14, 1998 designating rights, preferences and privileges of the Registrant’s Series A Junior Participating Preferred Stock, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

3.3	Bylaws of Lance, Inc., as amended through April 25, 2002, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 29, 2002.

10.1*	Lance, Inc. 2003 Long-Term Incentive Plan for Officers

10.2*	Agreement dated February 28, 2003 between the Registrant and Richard G. Tucker

99.1	Cautionary Statement under Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management Contract