Form 10-Q
period 2003-06-28
LANCE INC
filed 2003-07-24
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Filed Pursuant to Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For the quarterly (thirteen week) period ended June 28, 2003	Commission File Number 0-398

LANCE, INC.

(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of Incorporation or organization)	56-0292920 (I.R.S. Employer Identification No.)

8600 South Boulevard P.O. Box 32368 Charlotte, North Carolina (Address of principal executive offices)	28232 (Zip Code)

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

               Yes ☒                    No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐.

     The number of shares outstanding of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of July 22, 2003, was 29,133,682 shares.

LANCE, INC. AND SUBSIDIARIES

INDEX

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets – June 28, 2003 (Unaudited) and December 28, 2002	3
Condensed Consolidated Statements of Income (Unaudited) – Thirteen and Twenty-Six Weeks Ended June 28, 2003 and June 29, 2002	4
Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited) – Twenty-Six Weeks Ended June 28, 2003 and June 29, 2002	5
Condensed Consolidated Statements of Cash Flows (Unaudited) – Twenty-Six Weeks Ended June 28, 2003 and June 29, 2002	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	18
Item 4. Controls and Procedures	18
PART II. OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds	20
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 5. Other Information	20
Item 6. Exhibits and Reports on Form 8-K	20
SIGNATURES	22

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
As of June 28, 2003 (Unaudited) and December 28, 2002
(In thousands, except share data)

	June 28,	December 28,
	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$6,617	$3,023
Accounts receivable (less allowance for doubtful accounts)	45,702	38,205
Inventories	27,097	26,777
Deferred income tax benefit	9,174	7,196
Prepaid expenses and other	3,858	4,709

Total current assets	92,448	79,910
Other assets
Property, plant & equipment, net	167,730	175,722
Goodwill, net	44,118	39,749
Other intangible assets, net	8,053	8,400
Other assets	1,797	2,084

Total assets	$314,146	$305,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$8	$63
Accounts payable	14,346	11,976
Accrued compensation	11,720	11,186
Other payables and accrued liabilities	26,519	22,105

Total current liabilities	52,593	45,330

Other liabilities and deferred credits
Long-term debt	42,148	36,089
Deferred income taxes	24,935	27,942
Accrued postretirement health care costs	6,186	6,893
Accrual for insurance claims	6,929	5,300
Other long-term liabilities	3,848	3,770

Total other liabilities and deferred credits	84,046	79,994

Stockholders’ equity
Common stock, $0.83 1/3 par value (authorized: 75,000,000 shares; 29,133,682 and 29,098,582 shares outstanding at June 28, 2003 and December 28, 2002)	24,278	24,248
Preferred stock, $1.00 par value (authorized: 5,000,000 shares; 0 shares outstanding at June 28, 2003 and December 28, 2002)	—	—
Additional paid-in capital	3,114	3,025
Unamortized portion of restricted stock awards	(931)	(693)
Retained earnings	150,808	155,372
Accumulated other comprehensive income/(loss)	238	(1,411)

Total stockholders’ equity	177,507	180,541

Total liabilities and stockholders’ equity	$314,146	$305,865

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)
For the Thirteen and Twenty-Six Weeks Ended June 28, 2003 and June 29, 2002
(In thousands, except share and per share data)

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net sales and other operating revenue	$143,647	$141,382	$276,506	$278,699
Cost of sales and operating expenses:
Cost of sales	73,593	71,353	144,633	140,830
Selling, marketing and delivery	49,023	50,222	99,459	99,140
General and administrative	6,666	6,862	14,437	14,947
Provisions for employees’ retirement plans	1,031	1,224	2,111	2,333
Amortization of intangibles	192	174	370	343
Loss on asset impairment	—	—	6,354	—
Other expense, net	209	37	379	78

Total costs and expenses	130,714	129,872	267,743	257,671

Earnings before interest and income taxes	12,933	11,510	8,763	21,028
Interest expense, net	849	853	1,532	1,768

Earnings before income taxes	12,084	10,657	7,231	19,260
Income taxes	4,280	3,866	2,479	7,026

Net income	$7,804	$6,791	$4,752	$12,234

Earnings per share
Basic	$0.27	$0.23	$0.16	$0.42
Diluted	$0.27	$0.23	$0.16	$0.42

Weighted average shares outstanding — basic	29,134,000	28,972,000	29,116,000	28,951,000
Weighted average shares outstanding — diluted	29,208,000	29,387,000	29,254,000	29,322,000

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited)
For the Twenty-Six Weeks Ended June 28, 2003 and June 29, 2002
(In thousands, except share data)

				Unamortized
				Portion of		Accumulated
			Additional	Restricted		Other
		Common	Paid-in	Stock	Retained	Comprehensive
	Shares	Stock	Capital	Awards	Earnings	Income(Loss)	Total

Balance, December 29, 2001	28,995,172	$24,163	$1,865	$(826)	$154,075	$(1,358)	$177,919

Comprehensive income:
Net income	—	—	—	—	12,234	—	12,234
Unrealized gain on interest rate swap, net of tax effect of $210	—	—	—	—	—	356	356
Foreign currency translation adjustment	—	—	—	—	—	254	254

Total comprehensive income	—	—	—	—	—	—	12,844

Cash dividends paid to stockholders	—	—	—	—	(9,295)	—	(9,295)
Stock Options Exercised	77,925	64	925	—	—	—	989
Issuance of restricted stock, net of cancellations	20,075	17	265	48	—	—	330

Balance, June 29, 2002	29,093,172	$24,244	$3,055	$(778)	$157,014	$(748)	$182,787

Balance, December 28, 2002	29,098,582	$24,248	$3,025	$(693)	$155,372	$(1,411)	$180,541

Comprehensive income:
Net income	—	—	—	—	4,752	—	4,752
Unrealized loss on interest rate swap, net of tax effect of $(36)	—	—	—	—	—	(60)	(60)
Foreign currency translation adjustment	—	—	—	—	—	1,709	1,709

Total comprehensive income							6,401

Cash dividends paid to stockholders	—	—	—	—	(9,316)	—	(9,316)
Issuance of restricted stock, net of cancellations	35,100	30	89	(238)	—	—	(119)

Balance, June 28, 2003	29,133,682	$24,278	$3,114	$(931)	$150,808	$238	$177,507

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Twenty-Six Weeks Ended June 28, 2003 and June 29, 2002
(In thousands)

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	June 28, 2003	June 29, 2002

Operating Activities
Net income	$4,752	$12,234
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	14,838	14,724
Loss on asset impairment	6,354	—
(Gain)/loss on sale of property, net	(167)	41
Deferred income taxes	(5,369)	722
Changes in operating assets and liabilities	2,077	(7,720)

Net cash flow provided by operating activities	22,485	20,001

Investing Activities
Purchases of property and equipment	(10,716)	(18,201)
Proceeds from sale of property and equipment	439	85

Net cash used in investing activities	(10,277)	(18,116)

Financing Activities
Dividends paid	(9,316)	(9,295)
Issuance of common stock, net	—	989
Repayments of debt	(55)	(414)
Deferred financing costs	162	298
Borrowings under revolving credit facilities, net	—	11,500

Net cash (used in) provided by financing activities	(9,209)	3,078

Effect of exchange rate changes on cash	595	95

Increase in cash and cash equivalents	3,594	5,058
Cash and cash equivalents at beginning of period	3,023	4,798

Cash and cash equivalents at end of period	$6,617	$9,856

Supplemental cash flow information:
Cash paid for income taxes	$3,048	$6,242
Cash paid for interest	$1,134	$1,169

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	The accompanying unaudited consolidated financial statements of Lance, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 28, 2002 filed with the Securities and Exchange Commission on February 21, 2003. In the opinion of the Company, these financial statements reflect all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of June 28, 2003 and December 28, 2002, and the consolidated statements of income for the thirteen and twenty-six weeks ended June 28, 2003 and June 29, 2002 and the statements of stockholders’ equity and comprehensive income and cash flows for the twenty-six weeks ended June 28, 2003 and June 29, 2002. Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified for consistent presentation.

2.	The consolidated results of operations for the twenty-six weeks ended June 28, 2003 are not necessarily indicative of the results to be expected for a full year.

3.	Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include customer programs, customer returns and promotions, provisions for bad debts, inventories, useful lives of fixed assets, hedge transactions, supplemental retirement benefits, investments, intangible assets, incentive compensation, income taxes, insurance, post-retirement benefits, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.

4.	The principal raw materials used in the manufacture of the Company’s snack food products are flour, potatoes, vegetable oils, sugar, peanut butter, peanuts, cheese and seasonings. The principal supplies used are flexible film, cartons, trays, boxes and bags. These raw materials and supplies are generally available in adequate quantities in the open market either from sources in the United States or from other countries and are generally contracted up to a year in advance.

5.	The Company utilizes the dollar value last-in, first-out (LIFO) method of determining the cost of the majority of its inventories. Because inventory calculations under the LIFO method are based on annual determinations, the determination of interim LIFO valuations requires that estimates be made of year-end costs and levels of inventories. The possibility of variation between estimated year-end costs and levels of LIFO inventories and the actual year-end amounts may materially affect the results of operations as finally determined for the full year.

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Inventories consist of (in thousands):

	June 28,	December 28,
	2003	2002

Finished goods	$18,531	$18,317
Raw materials	2,828	3,762
Supplies, etc.	9,803	8,816

Total inventories at FIFO cost	31,162	30,895
Less: Adjustments to reduce FIFO cost to LIFO cost	(4,065)	(4,118)

Total inventories	$27,097	$26,777

6.	The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the thirteen weeks ended June 28, 2003 and June 29, 2002 (there were no reconciling items for the numerator amounts of basic and diluted earnings per share):

	June 28, 2003	June 29, 2002

Weighted average number of common shares used in computing basic earnings per share	29,134,000	28,972,000
Effect of dilutive stock options and non-vested restricted stock	74,000	415,000

Weighted average number of common shares and dilutive potential common stock used in computing diluted earnings per share	29,208,000	29,387,000

Stock options excluded from the above reconciliation because they are anti-dilutive	2,766,000	1,335,000

7.	During the twenty-six weeks ended June 28, 2003 and June 29, 2002, the Company included in accumulated other comprehensive income/(loss) an unrealized gain due to foreign currency translation of $1,709,000 and $254,000, respectively. Income taxes on the foreign currency translation adjustment in other comprehensive income were not recognized because the earnings are intended to be indefinitely reinvested in those operations. Also included in accumulated other comprehensive income/(loss) for the twenty-six weeks ended June 28, 2003 and June 29, 2002, was an unrealized (loss)/gain of ($60,000), net of tax effect of ($36,000), and $356,000, net of tax effect of $210,000, respectively, related to an interest rate swap accounted for in accordance with SFAS No. 133.

8.	During the twenty-six weeks ended June 28, 2003, the Company recorded severance charges of $1.2 million related to a workforce reduction. The workforce reduction involved the elimination of 57 positions. Severance charges are included in general and administrative expenses ($0.7 million), costs of goods sold ($0.2 million) and selling, marketing and delivery expenses ($0.3 million) on the Condensed Consolidated Statement of Income. Of the $1.2 million, approximately $0.9 million was paid as of June 28, 2003 and the remaining $0.3 million will be paid in the third quarter.

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

9.	During the twenty-six weeks ended June 28, 2003, the Company discontinued distribution of its mini sandwich cracker product line through its route sales system. The discontinuation resulted in pre-tax charges of approximately $8.4 million for the thirteen weeks ended March 29, 2003. These charges include a fixed asset impairment of $6.4 million, which is shown as a loss on asset impairment on the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows. The assets are classified as held for use and are included in Property, Plant and Equipment in the accompanying Condensed Consolidated Balance Sheets. In addition, provisions for inventory-related items of $1.4 million were included in cost of sales, provisions for sales returns of $0.5 million were included in net sales and other operating revenues and provisions for selling and marketing expenses of $0.1 million were included in selling, marketing and delivery expenses. The fixed asset impairment was accounted for under the provisions of Statements of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Discontinuation of the product line resulted in the performance of a recoverability test to determine if an impairment charge was needed. The fair value of the impaired assets was determined based on historical sales of comparable assets.

10.	In 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The new criteria provided in SFAS No. 142 require the testing of impairment based on fair value. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values.

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

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 28, 2003, the Company had the following acquired intangible assets recorded:

	Gross Carrying	Accumulated
(in thousands)	Amount	Amortization

Amortized Intangible Assets:
Non-compete Agreements	$3,355	$(2,878)
Unamortized Intangible Assets:
Trademarks	$7,576

The noncompetition agreements are being amortized over the life of the agreements. These agreements had an original term of 5 years. The trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely. Therefore, under the provisions of SFAS 142, the trademarks are no longer being amortized.

The changes in the carrying amount of goodwill for the twenty-six weeks ended June 28, 2003 are as follows:

(in thousands)	Gross Carrying
Amount

Balance as of December 28, 2002	$39,749
Changes in foreign currency exchange rates	4,369

Balance as of June 28, 2003	$44,118

11.	In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this new standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company has included the required interim disclosures in footnote 14.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, and interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Interpretation No. 34”. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this new standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies the accounting and reporting for derivative instruments, including embedded derivatives, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group (DIG) and in other FASB projects or deliberations. Statement 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company’s accounting for derivative instruments is in compliance with SFAS No. 149 and SFAS No. 133. Therefore, the adoption of SFAS No. 149 is not expected to have an impact on the Company’s consolidated financial statements.

12.	Sales to the Company’s largest customer (Wal-Mart Stores, Inc.) were approximately 14.0% of revenues for the twenty-six weeks ended June 28, 2003 and 11.5% of revenues for the twenty-six weeks ended June 29, 2002. Accounts receivable at June 28, 2003 and December 28, 2002 included receivables from Wal-Mart Stores, Inc. totaling $10.3 million and $6.4 million, respectively.

13.	The Company’s total bad debt expense for the thirteen weeks ended June 28, 2003 and June 29, 2002 was $0.4 million and $0.3 million, respectively. For the twenty-six weeks ended June 28, 2003 and June 29, 2002, total bad debt expense was $0.5 million and $1.4 million, respectively.

14.	The Company has adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” which permits entities to recognize as expense over the vesting period the fair value of all stock option awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the intrinsic value-based method of accounting prescribed by APB Opinion No. 25 and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Based Compensation, an interpretation of APB Opinion No. 25.” The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma net income and pro forma earnings per share disclosures for employee stock options as if the fair value based method defined under the provisions of SFAS No. 123 had been applied.

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. The table below presents the pro-forma net income effect of the options using the Black-Scholes option pricing model prescribed under SFAS No. 123.

	For the thirteen weeks ended

(in thousands, except per share data)	June 28, 2003	June 29, 2002

Net income as reported	$7,804	$6,791
Earnings per share as reported — basic	$0.27	$0.23
Earnings per share as reported — diluted	$0.27	$0.23
Stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been applied	$56	$236
Pro-forma net income	$7,748	$6,555
Pro-forma earnings per share — basic	$0.27	$0.23
Pro-forma earnings per share — diluted	$0.27	$0.22

	For the twenty-six weeks ended

(in thousands, except per share data)	June 28, 2003	June 29, 2002

Net income as reported	$4,752	$12,234
Earnings per share as reported — basic	$0.16	$0.42
Earnings per share as reported — diluted	$0.16	$0.42
Stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been applied	$192	$473
Pro-forma net income	$4,560	$11,761
Pro-forma earnings per share — basic	$0.16	$0.41
Pro-forma earnings per share — diluted	$0.16	$0.40

15.	The Company entered into a long-term guaranteed payment commitment during 2000 with a supplier. Under the terms of this agreement, to the extent the Company’s purchases exceed an agreed upon amount, no additional amount is due from the Company. However, if purchases are below this amount, the Company is required to compensate the supplier. In addition, the Company has provided a guarantee to a third party for fixed asset financing for the supplier. The maximum annual payment guarantees to both the supplier and third party are $0.8 million per year through 2007 and $0.2 million in 2008. The total amount outstanding under these guarantees was $3.8 million as of June 28, 2003.

LANCE, INC. AND SUBSIDIARIES

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

Results of Operations

Thirteen Weeks Ended June 28, 2003 Compared to Thirteen Weeks Ended June 29, 2002

	Thirteen weeks ended

	June 28,		June 29,
($ In thousands)	2003		2002		Difference

Revenues	$143,647	100.0%	$141,382	100.0%	$2,265	1.6%
Cost of sales	73,593	51.2%	71,353	50.5%	(2,240)	(3.1%)

Gross margin	70,054	48.8%	70,029	49.5%	25	0.0%
Selling, marketing and delivery expenses	49,023	34.1%	50,222	35.5%	1,199	2.4%
General and administrative expenses	6,666	4.7%	6,862	4.9%	196	2.9%
Provision for employees’ retirement plans	1,031	0.7%	1,224	0.9%	193	15.8%
Amortization of intangibles	192	0.1%	174	0.1%	(18)	(10.3%)
Other expense, net	209	0.2%	37	0.0%	(172)	(464.9%)

Earnings before interest and taxes	12,933	9.0%	11,510	8.1%	1,423	12.4%
Interest expense, net	849	0.6%	853	0.6%	4	0.5%
Income taxes	4,280	3.0%	3,866	2.7%	(414)	(10.7%)

Net income	$7,804	5.4%	$6,791	4.8%	$1,013	14.9%

Revenues for the thirteen weeks ended June 28, 2003 increased $2.3 million or 1.6% compared to the thirteen weeks ended June 29, 2002. The Company’s branded product revenues declined $2.6 million or 2.7% and the Company’s non-branded product revenues increased $4.9 million or 10.5%. The branded product decline was due primarily to sales of cakes (down $1.2 million), sandwich crackers including mini-sandwich crackers (down $1.1 million), mints and gum (down $0.7 million) and food service products (down $0.6 million). These declines were partially offset by increased revenues from nuts (up $0.6 million) and meat products (up $0.4 million). The non-branded increase was due primarily to increased private label revenues (up $5.1 million) and third party brands (up $0.3 million), slightly offset by lower sales to other manufacturers (down $0.5 million).

For the thirteen weeks ended June 28, 2003 and June 29, 2002 the Company’s branded products represented 64% and 67% of total revenues, respectively. Private label sales increased to 23% of total revenues compared to 20% in the prior year and sales of the Company’s other non-branded

LANCE, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

products represented 13% of total revenues for the thirteen weeks ended June 28, 2003 and June 29, 2002.

Gross margin for the thirteen weeks ended June 28, 2003 declined 0.7 points as a percentage of revenues, but remained relatively flat in dollar terms compared to the thirteen weeks ended June 29, 2002. Sales price increases ($2.5 million), manufacturing efficiencies ($1.6 million), and increased volume ($1.3 million) were offset by sales of products with lower gross margins ($3.4 million), including direct shipment products which increased 8.6%, higher commodity costs ($1.3 million) and increased promotional spending ($0.8 million).

Selling, marketing and delivery expenses decreased $1.2 million compared to the prior year. This decrease was primarily a result of reduced salaries, insurance and other employee benefits of $2.3 million partially offset by increased route truck expenses of $1.1 million.

General and administrative expenses remained relatively flat compared to the prior year as lower employee-related expenses were largely offset by increases in professional fees.

The provision for employees’ retirement plans was relatively unchanged compared to the prior year.

Other income includes foreign currency gains and losses and gains on the disposition of fixed assets. Net interest expense was relatively unchanged from the prior year. See discussion in “Liquidity and Capital Resources” section below.

The effective income tax rate decreased to 35.4% in the current year from 36.3% in the prior year due to changes in earnings among the consolidated entities.

Twenty-Six Weeks Ended June 28, 2003 Compared to Twenty-Six Weeks Ended June 29, 2002

	Twenty-Six weeks ended

	June 28,		June 29,
($ In thousands)	2003		2002		Difference

Revenues	$276,506	100.0%	$278,699	100.0%	$(2,193)	(0.8%)
Cost of sales	144,633	52.3%	140,830	50.5%	(3,803)	(2.7%)

Gross margin	131,873	47.7%	137,869	49.5%	(5,996)	(4.3%)
Selling, marketing and delivery expenses	99,459	36.0%	99,140	35.6%	(319)	(0.3%)
General and administrative expenses	14,437	5.2%	14,947	5.4%	510	3.4%
Provision for employees’ retirement plans	2,111	0.8%	2,333	0.9%	222	9.5%
Amortization of intangibles	370	0.1%	343	0.1%	(27)	(7.9%)
Loss on asset impairment	6,354	2.3%	—	0.0%	(6,354)	(100.0%)
Other expense, net	379	0.1%	78	0.0%	(301)	(385.9%)

Earnings before interest and taxes	8,763	3.2%	21,028	7.5%	(12,265)	(58.3%)
Interest expense, net	1,532	0.6%	1,768	0.6%	236	13.3%
Income taxes	2,479	0.9%	7,026	2.5%	4,547	64.7%

Net income	$4,752	1.7%	$12,234	4.4%	$(7,482)	(61.1%)

Revenues for the twenty-six weeks ended June 28, 2003 decreased $2.2 million or 0.8% as compared to the twenty-six weeks ended June 29, 2002. The Company’s branded product revenues declined $5.2 million or 2.9% and the Company’s non-branded product revenues increased $3.0 million or 3.1%. The branded product decline was due primarily to lower sales of cakes (down $2.2 million), food service products (down $1.4 million), mints and gum (down $1.0 million), salty snacks (down $1.0 million) and sandwich crackers (down $0.6 million). These declines were partially offset

LANCE, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

by a $1.0 million increase in nut revenues. The non-branded increase was due primarily to increased private label revenues (up $5.5 million) partially offset by lower revenues from third party brands and sales to other manufacturers which were down $1.4 million and $1.1 million, respectively.

For the twenty-six weeks ended June 28, 2003 and June 29, 2002 the Company’s branded products represented 65% and 67% of total revenues, respectively. Private label sales increased to 23% from 20% and sales of the Company’s other non-branded products decreased to 12% from 13%, respectively, for the thirteen weeks ended June 28, 2003 and June 29, 2002.

Gross margin for the twenty-six weeks ended June 28, 2003 decreased $6.0 million (1.8 percentage points as a percent of revenue) compared to the twenty-six weeks ended June 29, 2002. This decrease is primarily due to the mix of products sold ($4.0 million), including a 3.3% increase in direct shipment products, which have lower gross margins as well as increased commodity costs ($3.6 million) and provisions for discontinuing distribution of the mini-sandwich product line through the Company’s route sales system ($1.9 million). See note 9 for additional discussions of impairment charges. These increased costs were partially offset by improved manufacturing efficiencies ($3.0 million) and increased volume ($0.5 million).

Selling, marketing and delivery expenses increased $0.3 million compared to the prior year. This increase is primarily a result of increased route truck expenses of $2.6 million and severance provisions of $0.3 million partially offset by reduced salaries, commissions, insurance and other employee benefits of $2.3 million.

General and administrative expenses decreased $0.5 million compared to the prior year due to a $1.0 million reduction in bad debt expense and reductions in employee related expenses of $0.6 million partially offset by severance provisions of $0.7 million and increased professional fees of $0.2 million. See note 8 for additional discussions of severance charges.

The provision for employees’ retirement plans was relatively unchanged as compared to the prior year.

Other income includes foreign currency gains and losses and net gains on the disposition of fixed assets. Net interest expense decreased from the prior year due to reductions in debt levels. See discussion in “Liquidity and Capital Resources” section below.

The effective income tax rate decreased to 34.3% in the current year from 36.5% in the prior year due to changes in earnings among the consolidated entities.

LIQUIDITY AND CAPITAL RESOURCES

Primary sources of liquidity are cash flows from operating activities and certain financing activities. Net cash provided by operating activities for the twenty-six weeks ended June 28, 2003 was $22.5 million. Working capital (other than cash and cash equivalents) increased to $33.2 million at June 28, 2003 from $31.6 million at December 28, 2002 due to seasonal increases in accounts receivable and inventories which were offset by various increases in current liabilities.

LANCE, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash flow used in investing activities for the twenty-six weeks ended June 28, 2003 was $10.3 million. The primary component of cash used in investing activities was capital expenditures. Cash expenditures for fixed assets totaled $10.7 million with the largest expenditures being manufacturing, distribution and sales equipment.

Cash used by financing activities for the twenty-six weeks ended June 28, 2003 totaled $9.2 million. Cash dividends paid of $0.32 per share for the twenty-six weeks ended June 28, 2003 amounted to $9.3 million. On January 30, 2003, the Board of Directors authorized the repurchase of 1.0 million shares of the Company’s common stock. The Company currently has no active program to repurchase shares of its common stock.

In February 2002, the Company amended its unsecured revolving credit agreement, first entered into in 1999, giving the Company the ability to borrow up to $60 million and Canadian (“Cdn”) $25 million through February 2007. At June 28, 2003, there were no amounts outstanding on these unsecured revolving credit facilities. Borrowing and repayments under these revolving credit facilities are similar in nature to short-term credit lines; however, due to the nature and terms of the agreements allowing repayment through February 2007.

As of June 28, 2003, cash and cash equivalents totaled $6.6 million and total debt outstanding was $42.2 million. Additional borrowings available under all credit facilities totaled $79.0 million. The Company has complied with all financial covenants contained in the financing agreements. Available cash, cash from operations and available credit under the credit facilities are expected to be sufficient to meet anticipated cash expenditures, cash dividends and normal operating requirements for the foreseeable future.

The Company leases certain facilities and equipment classified as operating leases. The future minimum lease commitments for operating leases as of June 28, 2003 were approximately $4.3 million. The Company also maintains standby letters of credit in connection with its self-insurance reserves for casualty claims. The total amount of these letters of credit was $10.1 million as of June 28, 2003.

In addition, the Company entered into a long-term guaranteed payment commitment during 2000 with a supplier. Under the terms of this agreement, to the extent the Company’s purchases exceed an agreed-upon amount, no additional amount is due from the Company. However, if purchases are below this amount, the Company is required to compensate the supplier. In addition, the Company has provided a guarantee to a third party for fixed asset financing for the supplier. The maximum annual payment guarantees to both the supplier and third party are $0.8 million per year through 2007 and $0.2 million in 2008. The total amount of exposure under these guarantees was $3.8 million as of June 28, 2003.

On July 24, 2003 the Board of Directors declared a regular quarterly cash dividend of $0.16 per share on the Company’s common stock. The dividend is payable on August 20, 2003 to stockholders of record at the close of business on August 8, 2003.

MARKET RISK

The principal market risks to which the Company is exposed that may adversely impact results of operations and financial position are changes in certain raw material prices, interest and foreign

LANCE, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

exchange rates and credit risks. The Company selectively uses derivative financial instruments to enhance its ability to manage these risks. The Company has no market risk sensitive instruments held for trading purposes.

Raw materials used by the Company are exposed to the impact of changing commodity prices. At times, the Company enters into commodity futures and option contracts to manage fluctuations in prices of anticipated purchases of certain raw materials. The Company’s policy is to use such commodity derivative financial instruments only to the extent necessary to manage these exposures. The Company does not use these financial instruments for trading purposes. As of June 28, 2003, the Company has not entered into any commodity contracts.

Most of the Company’s long-term debt obligations incur interest at floating rates, based on changes in U.S. Dollar LIBOR, Canadian Dollar LIBOR and prime rate interest. To manage exposure to changing interest rates, the Company selectively enters into interest rate swap agreements to maintain a desirable proportion of fixed to variable rate debt. In September 2001, the Company entered into an interest rate swap agreement in order to manage the risk associated with variable interest rates. The variable-to-fixed interest rate swap is accounted for as a cash flow hedge, with effectiveness assessed based on changes in the present value of interest payments on the underlying debt. The notional amount, interest payment and maturity dates of the swap match the principal, interest payment and maturity dates of the related debt. The interest rate on the swap was 5.9%, including applicable margin. The underlying notional amount of the swap agreement is Cdn $50 million. The fair value, determined by a third party financial institution, of the interest rate swap was a $1.5 million and $1.4 million liability as of June 28, 2003 and December 28, 2002, respectively, and is included in other long-term liabilities.

Unrealized losses from the cash flow hedge recorded in accumulated other comprehensive income at June 28, 2003 and December 28, 2002 was $0.9 million, net of tax, related to the interest rate swap. So long as the hedge remains highly effective, the fair value of the swap will continue to be adjusted through other comprehensive income. Net cash settlements under the swap agreement are reflected in interest expense in the consolidated statement of income in the applicable period.

At June 28, 2003 the Company’s long term debt totaled $42.1 million. All of the $42.1 million in outstanding long term debt at June 28, 2003 is fixed rate debt or was effectively fixed through an interest rate swap agreement. These interest rates range from 5.9% to 7.0%, with a weighted average interest rate of 6.0%. At December 28, 2002, the Company’s long term debt totaled $36.1 million with effective interest rates ranging from 5.9% to 7.0%, with a weighted average interest rate of 6.0%. The carrying amount of the long term debt increased from December 28, 2002 due to foreign exchange rate fluctuations. A 10% increase in U.S. LIBOR and Canadian LIBOR would have had an immaterial impact on interest expense for the thirteen weeks ended June 28, 2003.

The Company is exposed to certain credit risks related to its accounts receivable. The Company performs ongoing credit evaluations of its customers to minimize the potential exposure. As of June 28, 2003 and December 28, 2002, the Company had an allowance for doubtful accounts of $1.9 million and $1.7 million, respectively.

Through the operations of its Canadian subsidiary the Company has an exposure to foreign exchange rate fluctuations, primarily between U.S. and Canadian dollars. Foreign exchange rate fluctuations have limited impact on the earnings of the Company as a majority of the sales of its

LANCE, INC. AND SUBSIDIARIES

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

The Company has entered into agreements with suppliers for the purchase of certain commodities and packaging materials used in the production process. These agreements are entered into in the normal course of business and consist of agreements to purchase a certain quantity over a certain period of time. As of June 28, 2003 and December 28, 2002, the Company had outstanding purchase commitments totaling approximately $31.4 million and $41.6 million, respectively. These commitments range in length from a few weeks to 18 months.

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

Item 4. Controls and Procedures

On June 28, 2003, the Company carried out an evaluation, under the supervision of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s filings under the Securities Exchange Act of 1934.

LANCE, INC. AND SUBSIDIARIES

Item 4. Controls and Procedures

There have been no significant changes in the Company’s internal controls or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

LANCE, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

The Registrant’s Second Amended and Restated Credit Agreement dated February 8, 2002, restricts payment of cash dividends and repurchases of common stock by the Registrant if, after payment of any such dividends or any such repurchases of common stock, the Registrant’s consolidated stockholders’ equity would be less than $125,000,000. At June 28, 2003, the Registrant’s consolidated stockholders’ equity was $177,507,000.

Item 4. Submission of Matters to a Vote of Security Holders

At the Registrant’s Annual Meeting of Stockholders held on April 24, 2003, the following matters were submitted to a vote of the stockholders of the Registrant:

1.	Election of nominees to the Board of Directors of the Registrant:

For Term Ending in 2006	Shares Voted in Favor	Shares Withheld

David L. Burner	25,602,715	545,016
William R. Holland	25,582,932	564,799
Paul A. Stroup, III	23,242,482	2,905,249
Isaiah Tidwell	25,612,351	535,380

2.	Approval of the 2003 Lance, Inc. Key Employee Stock Plan, which was approved by a vote of 18,524,887 shares in favor, 2,436,245 shares against, 174,833 shares abstaining and 5,011,766 broker non-votes.

3.	Approval of the 2003 Lance, Inc. Director Stock Plan, which was approved by a vote of 18,773,782 shares in favor, 2,181,765 shares against, 180,418 shares abstaining and 5,011,766 broker non-votes.

4.	Ratification of the selection of KPMG LLP as independent public accountants for fiscal year 2003, which was approved by a vote of 25,787,431 shares in favor, 299,385 shares against and 60,915 shares abstaining.

Item 5. Other Information

The 2003 Annual Meeting of Stockholders was held on April 24, 2003 and the 2004 Annual Meeting of Stockholders is scheduled for April 22, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Restated Articles of Incorporation of Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998.

LANCE, INC. AND SUBSIDIARIES

3.2	Articles of Amendment of Lance, Inc. dated July 14, 1998 designating rights, preferences and privileges of the Registrant’s Series A Junior Participating Preferred Stock, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

3.3	Bylaws of Lance, Inc., as amended through April 25, 2002, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 29, 2002.

10.1	Lance, Inc. 2003 Key Employee Stock Plan, incorporated herein by reference to Exhibit 4 to the Registrant’s registration statement on Form S-8, File No. 333-104960.

10.2	Lance, Inc. 2003 Director Stock Plan, incorporated herein by reference to Exhibit 4 to the Registrant’s registration statement on Form S-8, File No. 333-104961.

99.1	Cautionary Statement under Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

99.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

99.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

99.4	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the quarter ended June 28, 2003, Current Reports on Form 8-K were filed with the Commission on April 18, 2003 and April 24, 2003.

Items 1 and 3 are not applicable and have been omitted.

LANCE, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCE, INC.

	By:	/s/ B. Clyde Preslar
B. Clyde Preslar Vice President and Principal Financial Officer

Dated: July 24, 2003

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

EXHIBITS
Item 6(a)

FORM 10-Q
QUARTERLY REPORT

For the quarterly period ended June 28, 2003	Commission File Number 0-398

LANCE, INC.

EXHIBIT INDEX

Exhibit
No.	Exhibit Description

3.1	Restated Articles of Incorporation of Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998.

3.2	Articles of Amendment of Lance, Inc. dated July 14, 1998 designating rights, preferences and privileges of the Registrant’s Series A Junior Participating Preferred Stock, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

3.3	Bylaws of Lance, Inc., as amended through April 25, 2002, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 29, 2002.

10.1	Lance, Inc. 2003 Key Employee Stock Plan, incorporated herein by reference to Exhibit 4 to the Registrant’s registration statement on Form S-8, File No. 333-104960.

10.2	Lance, Inc. 2003 Director Stock Plan, incorporated herein by reference to Exhibit 4 to the Registrant’s registration statement on Form S-8, File No. 333-104961.

99.1	Cautionary Statement under Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

99.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

99.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

99.4	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.