Form 10-Q
period 2003-09-27
LANCE INC
filed 2003-10-22
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Filed Pursuant to Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For the quarterly (thirteen week) period ended	Commission File Number 0-398
September 27, 2003

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

Yes [X]                                     No [  ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ].

     The number of shares outstanding of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of October 20, 2003, was 29,134,557 shares.

LANCE, INC. AND SUBSIDIARIES

INDEX

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets – September 27, 2003 (Unaudited) and December 28, 2002	3
Condensed Consolidated Statements of Income (Unaudited) – Thirteen and Thirty-Nine Weeks Ended September 27, 2003 and September 28, 2002	4
Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited) – Thirty-Nine Weeks Ended September 27, 2003 and September 28, 2002	5
Condensed Consolidated Statements of Cash Flows (Unaudited) – Thirty-Nine Weeks Ended September 27, 2003 and September 28, 2002	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	19
Item 4. Controls and Procedures	19
PART II. OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds	20
Item 6. Exhibits and Reports on Form 8-K	20
SIGNATURES	22

LANCE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
As of September 27, 2003 (Unaudited) and December 28, 2002
(In thousands, except share data)

	September 27,	December 28,
	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$16,489	$3,023
Accounts receivable (less allowance for doubtful accounts)	49,546	38,205
Inventories	25,429	26,777
Deferred income tax benefit	9,108	7,196
Prepaid expenses and other	4,513	4,709

Total current assets	105,085	79,910

Other assets
Property, plant & equipment, net	164,123	175,722
Goodwill, net	44,118	39,749
Other intangible assets, net	7,878	8,400
Other assets	1,813	2,084

Total assets	$323,017	$305,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$5,315	$63
Accounts payable	14,375	11,976
Accrued compensation	14,515	11,186
Accrued profit-sharing retirement plan	2,803	3,605
Accrued liability insurance claims	6,376	6,899
Accrued medical insurance claims	3,990	1,613
Other payables and accrued liabilities	15,308	9,988

Total current liabilities	62,682	45,330

Other liabilities and deferred credits
Long-term debt	37,037	36,089
Deferred income taxes	26,548	27,942
Accrued postretirement health care costs	5,815	6,893
Accrual for insurance claims	6,511	5,300
Other long-term liabilities	3,800	3,770

Total other liabilities and deferred credits	79,711	79,994

Stockholders’ equity
Common stock, $0.83 1/3 par value (authorized: 75,000,000 shares; 29,134,557 and 29,098,582 shares outstanding at September 27, 2003 and December 28, 2002)	24,279	24,248
Preferred stock, $1.00 par value (authorized: 5,000,000 shares; 0 shares outstanding at September 27, 2003 and December 28, 2002)	—	—
Additional paid-in capital	3,178	3,025
Unamortized portion of restricted stock awards	(925)	(693)
Retained earnings	153,769	155,372
Accumulated other comprehensive income (loss)	323	(1,411)

Total stockholders’ equity	180,624	180,541

Total liabilities and stockholders’ equity	$323,017	$305,865

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)
For the Thirteen and Thirty-Nine Weeks Ended September 27, 2003 and September 28, 2002
(In thousands, except share and per share data)

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	Sept 27, 2003	Sept 28, 2002	Sept 27, 2003	Sept 28, 2002

Net sales and other operating revenue	$145,006	$135,753	$421,512	$414,451

Cost of sales and operating expenses:
Cost of sales	74,917	69,818	219,548	210,647
Selling, marketing and delivery	48,684	49,070	148,144	148,209
General and administrative	7,294	5,759	21,731	20,705
Provisions for employees’ retirement plans	911	978	3,022	3,311
Amortization of intangibles	195	173	565	516
Loss on asset impairment	—	—	6,354	—
Other expense, net	155	1,097	533	1,175

Total costs and expenses	132,156	126,895	399,897	384,563

Earnings before interest and income taxes	12,850	8,858	21,615	29,888
Interest expense, net	766	760	2,298	2,528

Earnings before income taxes	12,084	8,098	19,317	27,360
Income taxes	4,460	2,960	6,938	9,986

Net income	$7,624	$5,138	$12,379	$17,374

Earnings per share
Basic	$0.26	$0.18	$0.43	$0.60
Diluted	$0.26	$0.18	$0.42	$0.59
Weighted average shares outstanding - basic	29,011,000	29,009,000	29,011,000	28,971,000
Weighted average shares outstanding - diluted	29,195,000	29,273,000	29,164,000	29,261,000

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Unaudited) For the Thirty-Nine Weeks Ended September 27, 2003 and September 28, 2002
(In thousands, except share data)

				Unamortized
				Portion of		Accumulated
			Additional	Restricted		Other
			Paid-in	Stock	Retained	Comprehensive
	Shares	Common Stock	Capital	Awards	Earnings	Income(Loss)	Total

Balance, December 29, 2001	28,995,172	$24,163	$1,865	$(826)	$154,075	$(1,358)	$177,919

Comprehensive income:
Net income	—	—	—	—	17,374	—	17,374
Unrealized loss on interest rate swap, net of tax effect of $(41)	—	—	—	—	—	(70)	(70)
Foreign currency translation adjustment	—	—	—	—	—	109	109

Total comprehensive income							17,413

Cash dividends paid to stockholders	—	—	—	—	(13,947)	—	(13,947)
Stock options exercised	84,800	70	1,054	—	—	—	1,124
Issuance of restricted stock, net of cancellations	18,772	15	132	235	—	—	382

Balance, September 28, 2002	29,098,744	$24,248	$3,051	$(591)	$157,502	$(1,319)	$182,891

Balance, December 28, 2002	29,098,582	$24,248	$3,025	$(693)	$155,372	$(1,411)	$180,541

Comprehensive income:
Net income	—	—	—	—	12,379	—	12,379
Unrealized loss on interest rate swap, net of tax effect of $(39)	—	—	—	—	—	(65)	(65)
Foreign currency translation adjustment	—	—	—	—	—	1,799	1,799

Total comprehensive income							14,113

Cash dividends paid to stockholders	—	—	—	—	(13,982)	—	(13,982)
Stock options exercised	875	1	8	—	—	—	9
Issuance of restricted stock, net of cancellations	35,100	30	145	(232)	—	—	(57)

Balance, September 27, 2003	29,134,557	$24,279	$3,178	$(925)	$153,769	$323	$180,624

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Thirty-Nine Weeks Ended September 27, 2003 and September 28, 2002
(In thousands)

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	Sept 27, 2003	Sept 28, 2002
Operating Activities
Net income	$12,379	$17,374
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	21,897	21,695
Loss on asset impairment	6,354	—
(Gain)/loss on sale of property, net	(124)	939
Deferred income taxes	(3,688)	1,995
Changes in operating assets and liabilities	3,096	(3,737)

Net cash flow provided by operating activities	39,914	38,266

Investing Activities
Purchases of property and equipment	(14,140)	(21,757)
Proceeds from sale of property and equipment	651	166

Net cash used in investing activities	(13,489)	(21,591)

Financing Activities
Dividends paid	(13,982)	(13,947)
Issuance of common stock, net	9	1,124
Repayments of debt	(59)	(5,145)
Deferred financing costs	360	401
Repayments under revolving credit facilities, net	—	(3,500)

Net cash used in financing activities	(13,672)	(21,067)

Effect of exchange rate changes on cash	713	65

Increase (decrease) in cash and cash equivalents	13,466	(4,327)
Cash and cash equivalents at beginning of period	3,023	4,798

Cash and cash equivalents at end of period	$16,489	$471

Supplemental information and non-cash transactions:
Cash paid for income taxes	$6,381	$7,735
Cash paid for interest	$1,169	$1,324

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	The accompanying unaudited condensed consolidated financial statements of Lance, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 28, 2002 filed with the Securities and Exchange Commission on February 21, 2003. In the opinion of the Company, these condensed financial statements reflect all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of September 27, 2003 and December 28, 2002, and the condensed consolidated statements of income for the thirteen and thirty-nine weeks ended September 27, 2003 and September 28, 2002 and the condensed statements of stockholders’ equity and comprehensive income and cash flows for the thirty-nine weeks ended September 27, 2003 and September 28, 2002. Certain prior year amounts shown in the accompanying condensed consolidated financial statements have been reclassified for consistent presentation.

2.	The consolidated results of operations for the thirty-nine weeks ended September 27, 2003 are not necessarily indicative of the results to be expected for a full year.

3.	Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include customer programs, customer returns and promotions, provisions for bad debts, inventories, useful lives of fixed assets, hedge transactions, supplemental retirement benefits, investments, intangible assets, incentive compensation, income taxes, insurance, post-retirement benefits, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.

4.	The principal raw materials used in the manufacture of the Company’s snack food products are flour, potatoes, vegetable oils, sugar, peanut butter, peanuts, cheese and seasonings. The principal supplies used are flexible film, cartons, trays, boxes and bags. These raw materials and supplies are generally available in adequate quantities in the open market either from sources in the United States or from other countries and are generally contracted up to a year in advance.

5.	The Company utilizes the dollar value last-in, first-out (LIFO) method of determining the cost of the majority of its inventories. Because inventory calculations under the LIFO method are based on annual determinations, the determination of interim LIFO valuations requires that estimates be made of year-end costs and levels of inventories. The possibility of variation between estimated year-end costs and levels of LIFO inventories and the actual year-end amounts may materially affect the results of operations as finally determined for the full year.

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Inventories consist of (in thousands):

	September 27,	December 28,
	2003	2002

Finished goods	$17,527	$18,317
Raw materials	3,133	3,762
Supplies, etc.	8,805	8,816

Total inventories at FIFO cost	29,465	30,895
Less: Adjustments to reduce FIFO cost to LIFO cost	(4,036)	(4,118)

Total inventories	$25,429	$26,777

6.	The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the thirteen weeks ended September 27, 2003 and September 28, 2002 (there were no reconciling items for the numerator amounts of basic and diluted earnings per share):

	Sept 27, 2003	Sept 28, 2002

Weighted average number of common shares used in computing basic earnings per share	29,011,000	29,009,000
Effect of dilutive stock options and non-vested restricted stock	184,000	264,000

Weighted average number of common shares and dilutive potential common stock used in computing diluted earnings per share	29,195,000	29,273,000

Stock options excluded from the above reconciliation because they are anti-dilutive	2,225,000	2,388,000

7.	During the thirty-nine weeks ended September 27, 2003 and September 28, 2002, the Company included in accumulated other comprehensive income (loss) an unrealized gain due to foreign currency translation of $1,799,000 and $109,000, respectively. Income taxes on the foreign currency translation adjustment in other comprehensive income were not recognized because the earnings are intended to be indefinitely reinvested in those operations. Also included in accumulated other comprehensive income (loss) for the thirty-nine weeks ended September 27, 2003 and September 28, 2002 were unrealized losses of $65,000 and $70,000, respectively, net of tax effect of $39,000 and $41,000, respectively, related to an interest rate swap accounted for as a cash flow hedge in accordance with SFAS No. 133.

8.	During the thirty-nine weeks ended September 27, 2003, the Company recorded severance charges of $1.2 million related to a workforce reduction. The workforce reduction involved the elimination of 65 positions. Severance charges are included in general and administrative expenses ($0.7 million), costs of goods sold ($0.2 million) and selling, marketing and delivery expenses ($0.3 million) on the Condensed Consolidated Statements of Income. Of the $1.2 million, approximately $1.1 million was paid as of September 27, 2003 and the remaining $0.1 million will be paid in the fourth quarter.

9.	During the thirty-nine weeks ended September 27, 2003, the Company discontinued distribution of its mini sandwich cracker product line through its route sales system. The discontinuation resulted in pre-tax charges of approximately $8.4 million for the thirteen weeks ended March

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

10.	In 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The new criteria provided in SFAS No. 142 require the testing of impairment based on fair value. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values.

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

Under the provisions of SFAS No. 142, for fiscal years beginning after 2001, the Company is no longer recording amortization expense on goodwill.

As of September 27, 2003, the Company had the following acquired intangible assets recorded:

	Gross Carrying	Accumulated
	Amount	Amortization
(in thousands)
Amortized Intangible Assets:
Non-competition Agreements	$3,355	$(3,053)
Unamortized Intangible Assets:
Trademarks	$7,576	—

The non-competition agreements are being amortized over the life of the agreements. The trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely. Therefore, under the provisions of SFAS No. 142, the trademarks are no longer being amortized.

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The changes in the carrying amount of goodwill for the quarter ended September 27, 2003 are as follows:

Gross Carrying
(in thousands)	Amount

Balance as of December 28, 2002	$39,749
Changes in foreign currency exchange rates	4,369

Balance as of September 27, 2003	$44,118

11.	In July 2002, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this new standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies the accounting and reporting for derivative instruments, including embedded derivatives, and for hedging activities

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group (DIG) and in other FASB projects or deliberations. Statement 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company’s accounting for derivative instruments is in compliance with SFAS No. 149 and SFAS No. 133. Therefore, the adoption of SFAS No. 149 did not have an impact on the Company’s consolidated financial statements.

12.	Sales to the Company’s largest customer (Wal-Mart Stores, Inc.) were 14.7% of revenues for the thirty-nine weeks ended September 27, 2003 and 11.6% of revenues for the thirty-nine weeks ended September 28, 2002. Net accounts receivable at September 27, 2003 and December 28, 2002 included receivables from Wal-Mart Stores, Inc. totaling $10.4 million and $6.4 million, respectively.

13.	The Company’s total bad debt expense for the thirteen weeks ended September 27, 2003 and September 28, 2002 was $0.3 million in each period. For the thirty-nine weeks ended September 27, 2003 and September 28, 2002, total bad debt expense was $1.0 million and $1.7 million, respectively.

14.	The Company has adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” which permits entities to recognize as expense over the vesting period the fair value of all stock option awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the intrinsic value-based method of accounting prescribed by APB Opinion No. 25 and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Based Compensation, an interpretation of APB Opinion No. 25.” The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma net income and pro forma earnings per share disclosures for employee stock options as if the fair value based method defined under the provisions of SFAS No. 123 had been applied.

The Company applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. The table below presents the pro-forma net income effect of the options using the Black-Scholes option pricing model prescribed under SFAS No. 123.

	For the thirteen weeks ended
(in thousands, except per share data)	Sept 27, 2003	Sept 28, 2002

Net income as reported	$7,624	$5,138
Earnings per share as reported - basic	$0.26	$0.18
Earnings per share as reported - diluted	$0.26	$0.18
Stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been applied	$47	$236
Pro-forma net income	$7,577	$4,902
Pro-forma earnings per share - basic	$0.26	$0.17
Pro-forma earnings per share - diluted	$0.26	$0.17

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the thirty-nine weeks ended
(in thousands, except per share data)	Sept 27, 2003	Sept 28, 2002

Net income as reported	$12,379	$17,374
Earnings per share as reported - basic	$0.43	$0.60
Earnings per share as reported - diluted	$0.42	$0.59
Stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been applied	$239	$709
Pro-forma net income	$12,140	$16,665
Pro-forma earnings per share - basic	$0.42	$0.58
Pro-forma earnings per share - diluted	$0.42	$0.57

15.	The Company entered into a long-term guaranteed payment commitment during 2000 with a supplier, which expires in 2008. Under the terms of this agreement, to the extent the Company’s purchases exceed an agreed upon amount, no additional amount is due from the Company. However, if purchases are below this amount, the Company is required to compensate the supplier. In addition, the Company has provided a guarantee to a third party for fixed asset financing for the supplier. The maximum annual payment guarantees to both the supplier and third party are $0.8 million per year through 2007 and $0.2 million in 2008. The total amount outstanding under these guarantees was $3.7 million as of September 27, 2003. For the thirty-nine weeks ended September 27, 2003 and September 28, 2002, the Company paid $0.3 million and $0.1 million, respectively, related to the minimum guarantees under this commitment.

16.	The Company has entered into agreements with suppliers for the purchase of energy, certain commodities and packaging materials used in the production process. These agreements are entered into in the normal course of business and consist of agreements to purchase a certain quantity over a certain period of time. As of September 27, 2003 and December 28, 2002, the Company had outstanding purchase commitments totaling approximately $42.9 million and $41.6 million, respectively. These commitments range in length from a few weeks to 18 months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. The Company routinely evaluates its estimates, including those related to customer programs, customer returns and promotions, bad debts, inventories, fixed assets, hedge transactions, supplemental retirement benefits, investments, intangible assets, incentive compensation, income taxes, insurance, other post-retirement benefits, contingencies and litigation. Actual results may differ from these estimates.

Results of Operations

Thirteen Weeks Ended September 27, 2003 Compared to Thirteen Weeks Ended September 28, 2002

	Thirteen weeks ended
	September 27,		September 28,
($ In thousands)	2003		2002		Difference

Revenues	$145,006	100.0%	$135,753	100.0%	$9,253	6.8%
Cost of sales	74,917	51.7%	69,818	51.4%	(5,099)	(7.3%)

Gross margin	70,089	48.3%	65,935	48.6%	4,154	6.3%
Selling, marketing and delivery expenses	48,684	33.6%	49,070	36.1%	386	0.8%
General and administrative expenses	7,294	5.0%	5,759	4.3%	(1,535)	(26.7%)
Provision for employees’ retirement plans	911	0.6%	978	0.7%	67	6.9%
Amortization of intangibles	195	0.1%	173	0.1%	(22)	(12.7%)
Other expense, net	155	0.1%	1,097	0.8%	942	85.9%

Earnings before interest and taxes	12,850	8.9%	8,858	6.5%	3,992	45.1%
Interest expense, net	766	0.5%	760	0.6%	(6)	(0.8%)
Income taxes	4,460	3.1%	2,960	2.2%	(1,500)	(50.7%)

Net income	$7,624	5.3%	$5,138	3.8%	$2,486	48.4%

Revenues for the thirteen weeks ended September 27, 2003 increased $9.3 million or 6.8% compared to the thirteen weeks ended September 28, 2002. The Company’s branded product revenues increased $3.4 million or 3.7% and the Company’s non-branded product revenues increased $5.9 million or 12.8%. The branded revenue increase was due primarily to increased revenues from salty snacks (up $2.7 million), traditional sandwich crackers (up $2.6 million) and nut products (up $1.4 million). These increases were somewhat offset by lower sales of mini-sandwich crackers (down $2.2 million), candy (down $0.6 million) and cakes (down $0.5 million). The decline in mini-sandwich crackers was due to the discontinuation of sales of this product through the Company’s route sales system. Significant factors contributing to the increase in branded revenues were price increases, volume increases and a shift of a portion of the Cape Cod Potato Chips distribution from independent distributors to the Company’s route sales system. The non-branded revenue increase was primarily due to increased private label revenues (up $6.3 million) and third party brands (up $0.1 million) slightly offset by lower sales to other manufacturers (down $0.5 million).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the thirteen weeks ended September 27, 2003 and September 28, 2002 the Company’s branded products represented 64% and 66% of total revenues, respectively. Private label revenues increased to 25% of total revenues compared to 22% in the prior year. Other non-branded revenues represented 11% and 12% of total revenues for the thirteen weeks ended September 27, 2003 and September 28, 2002, respectively.

Gross margin for the thirteen weeks ended September 27, 2003 declined 0.3 points as a percentage of revenues but increased $4.2 million compared to the thirteen weeks ended September 28, 2002. Improvements in gross margin due to higher volume ($3.2 million), sales price changes ($2.5 million) and operational efficiencies ($1.3 million) more than offset the impact of sales of products with lower gross margins ($2.3 million) and higher commodity prices ($0.5 million).

Selling, marketing and delivery expenses decreased $0.4 million compared to the prior year. Reductions in salaries, wages and benefits (down $0.7 million), marketing expenses (down $0.2 million), and various other expenses (down $0.3 million), offset the increases in incentives (up $0.5 million) and route truck expenses (up $0.3 million).

General and administrative expenses increased $1.5 million primarily due to a $1.3 million increase in incentive compensation accruals compared to the prior year.

The provision for employee retirement plans was relatively unchanged compared to the prior year.

Other expense decreased $0.9 million compared to the prior year which included $0.9 million for losses on asset dispositions and a $0.3 million impairment charge for an investment, offset by a $0.1 million gain on foreign currency. For the thirteen weeks ended September 27, 2003, other expense primarily reflects a loss on foreign currency transactions.

Net interest expense was relatively unchanged from the prior year. See discussion in the “Liquidity and Capital Resources” section below.

The effective income tax rate increased to 36.9% compared to 36.6% in the prior year due to changes in the earnings among the consolidated entities.

Thirty-Nine Weeks Ended September 27, 2003 Compared to Thirty-Nine Weeks Ended September 28, 2002

	Thirty-Nine weeks ended
	September 27,		September 28,
($ In thousands)	2003		2002		Difference

Revenues	$421,512	100.0%	$414,451	100.0%	$7,061	1.7%
Cost of sales	219,548	52.1%	210,647	50.8%	(8,901)	(4.2%)

Gross margin	201,964	47.9%	203,804	49.2%	(1,840)	(0.9%)
Selling, marketing and delivery expenses	148,144	35.1%	148,209	35.8%	65	0.0%
General and administrative expenses	21,731	5.2%	20,705	5.0%	(1,026)	(5.0%)
Provision for employees’ retirement plans	3,022	0.7%	3,311	0.8%	289	8.7%
Amortization of intangibles	565	0.1%	516	0.1%	(49)	(9.5%)
Loss on asset impairment	6,354	1.5%	—	0.0%	(6,354)	(100.0%)
Other expense, net	533	0.1%	1,175	0.3%	642	54.6%

Earnings before interest and taxes	21,615	5.1%	29,888	7.2%	(8,273)	(27.7%)
Interest expense, net	2,298	0.5%	2,528	0.6%	230	9.1%
Income taxes	6,938	1.7%	9,986	2.4%	3,048	30.5%

Net income	$12,379	2.9%	$17,374	4.2%	$(4,995)	(28.8%)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenues for the thirty-nine weeks ended September 27, 2003 increased $7.1 million or 1.7% compared to the thirty-nine weeks ended September 28, 2002. The Company’s branded product revenues decreased $1.8 million or 0.7% and the Company’s non-branded product revenues increased $8.9 million or 6.0%. The branded product decrease was due primarily to declines in mini-sandwich cracker revenues (down $4.7 million), cakes (down $2.3 million), candy (down $1.6 million) and food service crackers (down $1.5 million). These declines were partially offset by increased revenues from traditional sandwich crackers (up $4.9 million), nut products (up $2.1 million) and salty snacks (up $1.3 million). The decline in mini-sandwich crackers was due to the discontinuation of sales of this product through the Company’s route sales system. The non-branded revenue increase was primarily due to increased private label revenues (up $12.7 million), slightly offset by lower sales to other manufacturers (down $2.5 million) and third party brands (down $1.3 million).

For the thirty-nine weeks ended September 27, 2003 and September 28, 2002 the Company’s branded products represented 65% and 66% of total revenues, respectively. Private label revenues increased to 23% of total revenues compared to 21% in the prior year. Other non-branded revenues represented 12% and 13% of total revenues for the thirty-nine weeks ended September 27, 2003 and September 28, 2002, respectively.

Gross margin for the thirty-nine weeks ended September 27, 2003 declined 0.7 points as a percentage of revenues and decreased $1.8 million compared to the thirty-nine weeks ended September 28, 2002. This decrease was primarily due to higher sales of products with lower gross margins ($6.3 million), higher commodity costs ($3.9 million) and provisions for discontinuing distribution of the mini-sandwich cracker product line through the Company’s route sales system ($1.9 million), offset by increased volume ($4.1 million), operational efficiencies ($3.8 million) and price changes ($2.4 million).

Selling, marketing and delivery expenses decreased modestly compared to the prior year, as reductions in salaries, wages, benefits and insurance (down $3.1 million) offset increases in route truck expenses (up $2.9 million).

General and administrative expenses increased $1.0 million compared to prior year primarily due to incentive compensation accruals (up $1.1 million) and severance provisions ($0.7 million) offset by decreased bad debt expense (down $ 0.6 million) and other compensation expenses (down $0.2 million) compared to the prior year.

The provision for employee retirement plans decreased $0.3 million compared to the prior year due to the profitability-based formula for these contributions.

During the first quarter of 2003, the Company recognized a $6.4 million impairment on fixed assets related to the discontinuation of distribution of mini-sandwich crackers through its route sales system.

For the thirty-nine weeks ended September 27, 2003, other expense includes a $0.5 million loss on foreign currency transactions. For the thirty-nine weeks ended September 28, 2002, other expense included $0.9 million for losses on asset dispositions and a $0.3 million impairment charge for an investment.

Net interest expense decreased $0.2 million from the prior year. See discussion in the “Liquidity and Capital Resources” section below.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The effective income tax rate decreased to 35.9% compared to 36.5% in the prior year due to changes in the earnings among the consolidated entities.

LIQUIDITY AND CAPITAL RESOURCES

Primary sources of liquidity are cash flows from operating activities and certain financing activities. Net cash provided by operating activities for the thirty-nine weeks ended September 27, 2003 was $39.9 million. Working capital (other than cash and cash equivalents) decreased to $25.9 million at September 27, 2003 from $31.6 million at December 28, 2002. This decrease was due to the $5.3 million reclassification of the current portion of long-term debt and various increases in current liabilities, which was more than offset by an increase in accounts receivable related to higher revenues.

Cash flow used in investing activities for the thirty-nine weeks ended September 27, 2003 was $13.5 million. The primary component of cash used in investing activities was capital expenditures. Cash expenditures for fixed assets totaled $14.1 million, with the largest expenditures being step vans, sales displays and manufacturing equipment.

Cash flow used in financing activities for the thirty-nine weeks ended September 27, 2003 totaled $13.7 million. Cash dividends paid of $0.48 per share for the thirty-nine weeks ended September 27, 2003 amounted to $14.0 million. On January 30, 2003, the Board of Directors authorized the repurchase of up to 1.0 million shares of the Company’s common stock. The Company currently has no active program to repurchase shares of its common stock.

In February 2002, the Company amended its unsecured revolving credit agreement, first entered into in 1999, giving the Company the ability to borrow up to $60 million and Canadian (“Cdn”) $25 million through February 2007. At September 27, 2003, there were no amounts outstanding on these unsecured revolving credit facilities. Borrowing and repayments under these revolving credit facilities are similar in nature to short-term credit lines; however, due to the nature and terms of the agreements, these facilities allow repayment through February 2007.

As of September 27, 2003, cash and cash equivalents totaled $16.5 million as net cash flow provided by operating activities exceeded net cash used in investing and financing activities. As of September 27, 2003, the total debt outstanding was $42.3 million compared to $36.1 million as of December 28, 2002. The carrying amount of the long-term debt increased by $6.2 million from December 28, 2002 due to foreign exchange rate increases of approximately 16%. Additional borrowings available under all credit facilities totaled $79.0 million. The Company has complied with all financial covenants contained in the financing agreements. Available cash, cash from operations and available credit under the credit facilities are expected to be sufficient to meet anticipated cash expenditures, cash dividends and normal operating requirements for the foreseeable future.

The Company leases certain facilities and equipment classified as operating leases. The future minimum lease commitments for operating leases as of September 27, 2003 were approximately $3.6 million. The Company also maintains standby letters of credit in connection with its self-insurance reserves for casualty claims. The total amount of these letters of credit was $10.8 million as of September 27, 2003.

In addition, the Company entered into a long-term guaranteed payment commitment during 2000 with a supplier, which expires in 2008. Under the terms of this agreement, to the extent the

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company’s purchases exceed an agreed-upon amount, no additional amount is due from the Company. However, if purchases are below this amount, the Company is required to compensate the supplier. In addition, the Company has provided a guarantee to a third party for fixed asset financing for the supplier. The maximum annual payment guarantees to both the supplier and third party are $0.8 million per year through 2007 and $0.2 million in 2008. The total amount of exposure under these guarantees was $3.7 million as of September 27, 2003. For the thirty-nine weeks ended September 27, 2003 and September 28, 2002, the Company paid $0.3 million and $0.1 million, respectively, related to the minimum guarantees under this commitment.

On October 22, 2003, the Board of Directors declared a regular quarterly cash dividend of $0.16 per share on the Company’s common stock. The dividend is payable on November 20, 2003 to stockholders of record at the close of business on November 10, 2003.

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

Raw materials used by the Company are exposed to the impact of changing commodity prices. At times, the Company enters into commodity futures and option contracts to manage fluctuations in prices of anticipated purchases of certain raw materials. The Company’s policy is to use such commodity derivative financial instruments only to the extent necessary to manage these exposures. The Company does not use these financial instruments for trading purposes. As of September 27, 2003, the Company has not entered into any commodity futures or option contracts.

Most of the Company’s long-term debt obligations incur interest at floating rates, based on changes in U.S. Dollar LIBOR, Canadian Dollar LIBOR and prime rate interest. To manage exposure to changing interest rates, the Company selectively enters into interest rate swap agreements to maintain a desirable proportion of fixed to variable rate debt. In September 2001, the Company entered into an interest rate swap agreement in order to manage the risk associated with variable interest rates. The variable-to-fixed interest rate swap is accounted for as a cash flow hedge, with effectiveness assessed based on changes in the present value of interest payments on the underlying debt. The notional amount, interest payment and maturity dates of the swap match the principal, interest payment and maturity dates of the related debt. The interest rate on the swap was 5.9%, including applicable margin. The underlying notional amount of the swap agreement is Cdn $50 million. The fair value, determined by a third party financial institution, of the interest rate swap was a $1.5 million and $1.4 million liability as of September 27, 2003 and December 28, 2002, respectively, and is included in other long-term liabilities.

Unrealized losses from the cash flow hedge recorded in accumulated other comprehensive income at September 27, 2003 and December 28, 2002 was $0.9 million, net of tax, related to the interest rate swap. So long as the hedge remains highly effective, the fair value of the swap will continue to be adjusted through other comprehensive income. Net cash settlements under the swap agreement are reflected in interest expense in the consolidated statement of income in the applicable period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

At September 27, 2003 the Company’s long-term debt totaled $42.3 million of which $5.3 million is payable in April 2004 and has been classified in current liabilities. All of the $42.3 million in outstanding long-term debt at September 27, 2003 is fixed rate debt or was effectively fixed through an interest rate swap agreement. These interest rates range from 5.9% to 7.0%, with a weighted average interest rate of 6.0%. At December 28, 2002, the Company’s long-term debt totaled $36.1 million with effective interest rates ranging from 5.9% to 7.0%, and a weighted average interest rate of 6.0%. The carrying amount of the long-term debt increased by $6.2 million from December 28, 2002 due to foreign exchange rate increases of approximately 16%. A 10% increase in U.S. LIBOR and Canadian LIBOR would have had an immaterial impact on interest expense for the thirteen weeks ended September 27, 2003.

The Company is exposed to certain credit risks related to its accounts receivable. The Company performs ongoing credit evaluations of its customers to minimize the potential exposure. As of September 27, 2003 and December 28, 2002, the Company had an allowance for doubtful accounts of $1.8 million and $1.7 million, respectively.

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

The Company has entered into agreements with suppliers for the purchase of energy, certain commodities and packaging materials used in the production process. These agreements are entered into in the normal course of business and consist of agreements to purchase a certain quantity over a certain period of time. As of September 27, 2003 and December 28, 2002, the Company had outstanding purchase commitments totaling approximately $42.9 million and $41.6 million, respectively. These commitments range in length from a few weeks to 18 months.

The Company is exposed to certain market, commodity, foreign exchange and interest rate risks as part of its ongoing business operations and may use derivative financial instruments, where appropriate, to manage these risks. The Company does not use derivatives for trading purposes.

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

Item 3. Quantitative Qualitative Disclosures About Market Risk

The principal market risks to which the Company is exposed that may adversely impact results of operations and financial position include changes in certain raw material prices, interest and foreign exchange rates and credit risks. Quantitative and qualitative disclosures about these market risks are included under “Market Risk” in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

On September 27, 2003, the Company carried out an evaluation, under the supervision of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s filings under the Securities Exchange Act of 1934.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

The Registrant’s Second Amended and Restated Credit Agreement dated February 8, 2002, restricts payment of cash dividends and repurchases of common stock by the Registrant if, after payment of any such dividends or any such repurchases of common stock, the Registrant’s consolidated stockholders’ equity would be less than $125,000,000. At September 27, 2003, the Registrant’s consolidated stockholders’ equity was $180,624,000.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1		Restated Articles of Incorporation of Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998.

3.2		Articles of Amendment of Lance, Inc. dated July 14, 1998 designating rights, preferences and privileges of the Registrant’s Series A Junior Participating Preferred Stock, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

3.3		Bylaws of Lance, Inc., as amended through April 25, 2002, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 29, 2002.

10.1	*	Lance, Inc. 2003 Annual Performance Incentive Plan for Officers.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1		Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1		Cautionary Statement under Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

* Management Contract

(b)	Reports on Form 8-K

During the quarter ended September 27, 2003, Current Report on Form 8-K was filed with the Commission on July 24, 2003.

Items 1, 3, 4 and 5 are not applicable and have been omitted.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCE, INC.

By:	/s/ B. Clyde Preslar

B. Clyde Preslar
Vice President and Principal
Financial Officer

Dated: October 22, 2003

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

EXHIBITS
Item 6(a)

FORM 10-Q
QUARTERLY REPORT

For the quarterly period ended	Commission File Number
September 27, 2003	0-398

LANCE, INC.

EXHIBIT INDEX

Exhibit
No.	Exhibit Description

3.1	Restated Articles of Incorporation of Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998.

3.2	Articles of Amendment of Lance, Inc. dated July 14, 1998 designating rights, preferences and privileges of the Registrant’s Series A Junior Participating Preferred Stock, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

3.3	Bylaws of Lance, Inc., as amended through April 25, 2002, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 29, 2002.

10.1*	Lance, Inc. 2003 Annual Performance Incentive Plan for Officers.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Cautionary Statement under Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

*	Management Contract