Form 10-K
period 2003-12-27
LANCE INC
filed 2004-02-20
CIK 57528

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2003

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
Participating Preferred Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X]  No [  ]

The aggregate market value of shares of the Registrant’s $.83-1/3 par value Common Stock, its only outstanding class of voting stock, held by non-affiliates as of June 28, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $263,077,000.

The number of shares outstanding of the Registrant’s $.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of February 17, 2004, was 29,300,393 shares.

Document Incorporated by Reference

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 2004 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

General

Lance, Inc. was incorporated as a North Carolina corporation in 1926. Lance, Inc. and its subsidiaries are collectively referred to herein as the Company. The Company operates in one segment, snack food products. The Company’s principal operations are located in Charlotte, North Carolina. In 1979, the Company acquired its Midwest bakery operations which are located in Burlington, Iowa. In 1999, the Company acquired its sugar wafer operations which are located in Ontario Canada and its Cape Cod potato chip operations which are located in Hyannis, Massachusetts.

Products

The Company manufactures, markets and distributes a variety of snack food products. The Company’s manufactured products include sandwich crackers and cookies, crackers, cookies, potato chips, nuts, cakes and other salty snacks. In addition, the Company purchases for resale certain cakes, candy, meat snacks, bread basket items, salty snacks and cookies in order to broaden the Company’s product offerings. The Company also uses third-party manufacturers to produce certain products that are also manufactured by the Company based on production commitments and location of customers. Products are packaged in various individual-size, multi-pack and family-size configurations. Of the products sold by the Company, approximately 80% are manufactured by the Company with the balance purchased for resale.

The Company sells both branded and non-branded products. The Company’s branded products are principally sold under the Lance and Cape Cod brand names and during 2003 represented 64% of total revenues. Non-branded product revenues represented 36% of total 2003 revenues. Non-branded products consist of private label products, products sold to other manufacturers and products sold under third-party brands. Private label products are sold to retailers or distributors using a controlled brand or the customers’ own labels. Third-party brands consist of products distributed for other branded companies and products with branded trade names that the Company has licensed for use.

Intellectual Property

Trademarks important to the Company’s business are protected by registration or otherwise in the United States and most other markets where the related products are sold. The Company owns various registered trademarks for use with its branded products including LANCE, CAPE COD POTATO CHIPS, TOASTCHEE, TOASTY, NEKOT, NIPCHEE, CHOC-O-LUNCH, VAN-O-LUNCH, GOLD-N-CHEES, CAPTAIN’S WAFERS, THUNDER, RJ MUNCHERS, BLOOPS, OUTPOST and a variety of designs. The Company also owns registered trademarks including VISTA and JODAN that are used in connection with the Company’s private label products. During 2003, the Company licensed various trademarks and trade names including PETER PAN and DON PABLO for limited use on certain products and the Company classifies them as third-party brands.

Distribution

Distribution through the Company’s direct-store delivery (“DSD”) route sales system accounts for approximately 56% of the Company’s revenues. At December 27, 2003, the route sales system consisted of 1,649 sales routes in 25 states. Each sales route is served by one sales representative. The Company uses its own fleet of tractors and trailers to make weekly deliveries of its products to the sales territories. The Company provides its sales representatives with stockroom space for their inventory requirements primarily through individual territory stockrooms as well as seven distribution centers. The sales representatives load step-vans from these stockrooms for delivery to customers. As of December 27, 2003, the Company owned approximately 75% of the step-vans with the balance owned by employees.

Through its route sales system, the Company also operates approximately 35,000 Company-owned vending machines in various customer locations. These vending machines are generally made available to customers on a commission or rental basis. The machines are not designed or manufactured specifically for the Company, and their use is not limited to any particular sales area or class of customer.

During 2003, the Company began a significant realignment of its route sales system. This realignment combined with continued review of accounts reduced the number of territories by 139 and vending machines on location by approximately 4,000 compared to 2002. As of December 27, 2003 the realignment had been completed in four of eighteen sales districts. The reduction of the number of territories and vending machines is expected to continue in 2004 in conjunction with the route sales system realignment.

Approximately 44% of the revenues generated by the Company in 2003 were direct sales. These sales are generally distributed by direct shipments or customer pick-ups. Direct shipments are made through third party carriers and the Company’s own transportation fleet.

The Company’s direct sales are made through Company sales personnel, independent distributors and brokers. Direct sales are currently made throughout most of the United States and parts of Canada and Europe.

Customers

The customer base for the Company’s branded and third-party branded products includes grocery stores, convenience stores, food service brokers and institutions, mass merchandisers, drug stores, vending operators, schools, military and government facilities and “up and down the street” outlets such as recreational facilities, offices, and independent retailers. Private label customers include grocery stores, mass merchandisers, discount stores and distributors. The Company also manufactures for other food manufacturers.

Revenues from the Company’s largest customer (Wal-Mart Stores, Inc.) were approximately 15% of revenues in 2003, 12% in 2002 and 10% in 2001, respectively. While the Company enjoys a continuing business relationship with Wal-Mart Stores, Inc., the loss of this business (or a substantial portion of this business) could have a material adverse effect upon the Company.

Raw Materials

The principal raw materials used in the manufacture of the Company’s snack food products are flour, vegetable oils, sugar, potatoes, nuts, peanut butter, cheese and seasonings. The principal supplies used are flexible film, cartons, trays, boxes and bags. These raw materials and supplies are generally available in adequate quantities in the open market either from sources in the United States or from other countries and are generally contracted up to a year in advance.

Competition and Industry

All of the Company’s products are sold in highly competitive markets in which there are many competitors. In the case of many of its products, the Company competes with manufacturers with greater total revenues and greater resources than the Company. The principal methods of competition are price, service, product quality and product offerings. The methods of competition and the Company’s competitive position vary according to the locality, the particular products and the policies of its competitors. Consolidation in the industry continues. In addition, in January 2004, Bake-Line, a significant private label competitor ceased operations.

Industry factors such as obesity and nutrition concerns, diet trends and the use of trans-fatty acids in food products could also impact the food industry. At this time, the effect of these factors on the Company, if any, is not determinable.

Employees

On December 27, 2003, the Company and its subsidiaries had approximately 4,400 active employees in the United States and Canada, none of whom were covered by a collective bargaining agreement, as compared to approximately 4,600 on December 28, 2002. Additional workforce reductions are expected in 2004 as a result of the realignment of the Company’s route sales system.

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

Item 2. Properties

The Company’s principal plant and general offices are located in Charlotte, North Carolina on a 140-acre tract owned by the Company. This approximately 1,000,000 square foot facility consists of office, production and distribution buildings. This plant manufactures both branded and non-branded products. The Company also owns an approximately 313,000 square foot plant and office located on an 18.5-acre tract in Burlington, Iowa that manufactures primarily private label products. Additionally, the Company owns two plants located on two tracts totaling approximately 8 acres in Ontario, Canada. These plants are located in Waterloo and Guelph and have approximately 131,000 total square feet and manufacture both branded and non-branded products. The Company also owns a plant in Hyannis, Massachusetts with approximately 32,000 square feet and located on a 5.4-acre tract that principally manufactures branded products.

The Company leases office space for administrative support and district sales offices in 12 states. The Company also leases seven distribution/warehouse facilities for periods ranging from two to five years. In addition, the Company leases most of its stockroom space for its route sales representatives in various locations mainly on month-to-month tenancies.

The plants and properties owned and operated by the Company are maintained in good condition and are believed to be suitable and adequate for present needs. The Company believes that it has sufficient production capacity to meet anticipated demand in 2004. In order to support growth beyond 2004, the Company plans to increase capital spending in 2004 by approximately $15 million to expand private label production capacity and increase warehouse space.

Item 3. Legal Proceedings

The Company’s decision to distribute certain of its products through its route sales system resulted in the termination of certain independent distributors. In 2003, one of these distributors filed a civil action for an unspecified amount of damages. Other former distributors have asserted claims against the Company but have not filed a civil action. The pending civil action is in its early stages and the Company cannot estimate its liability, if any. In addition, the Company is subject to routine litigation and claims incidental to its business. In the opinion of management, such routine litigation and claims should not have a material adverse effect upon the Company’s consolidated financial statements taken as a whole.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Separate Item. Executive Officers of the Registrant

Information as to each executive officer of the Company, who is not a director or a nominee named in Item 10 of this Form 10-K, is as follows:

Name	Age	Information About Officer

H. Dean Fields	62	Vice President of Lance, Inc. since 2002; President of Vista Bakery, Inc. (subsidiary of Lance, Inc.) since 1996

L. Rudy Gragnani	50	Vice President of Lance, Inc. since 1997

Earl D. Leake	52	Vice President of Lance, Inc. since 1995

Frank I. Lewis	51	Vice President of Lance, Inc. since 2000 and Regional Vice President of Frito Lay, Inc. (subsidiary of PepsiCo, Inc.) 1991-2000

Name	Age	Information About Officer

David R. Perzinski	44	Treasurer of Lance, Inc. since 1999, Senior Director of Sales/Marketing Finance and Treasury Operations of Lance, Inc. 1997-1999

B. Clyde Preslar	49	Vice President and Chief Financial Officer of Lance, Inc. since 1996; Secretary of Lance, Inc. since 2002

Margaret E. Wicklund	43	Corporate Controller, Principal Accounting Officer and Assistant Secretary of Lance, Inc. since 1999, Senior Director of Corporate Tax and Shared Services 1998-1999

All the executive officers were appointed to their current positions at the Annual Meeting of the Board of Directors on April 24, 2003. All of the Company’s executive officers’ terms of office extend until the next Annual Meeting of the Board of Directors and until their successors are duly elected and qualified.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company had 4,213 stockholders of record as of February 17, 2004.

The $.83-1/3 par value Common Stock of Lance, Inc. is traded in the over-the-counter market under the symbol LNCE and transactions in the Common Stock are reported on The Nasdaq Stock Market. The following table sets forth the high and low sales prices and dividends paid during the interim periods in fiscal years 2003 and 2002.

	High	Low	Dividend
2003 Interim Period	Price	Price	Paid

First quarter (13 weeks ended March 29, 2003)	$12.50	$7.97	$0.16
Second quarter (13 weeks ended June 28, 2003)	9.50	7.07	0.16
Third quarter (13 weeks ended September 27, 2003)	11.26	9.05	0.16
Fourth quarter (13 weeks ended December 27, 2003)	14.90	9.76	0.16

	High	Low	Dividend
2002 Interim Periods	Price	Price	Paid

First quarter (13 weeks ended March 30, 2002)	$15.40	$12.94	$0.16
Second quarter (13 weeks ended June 29, 2002)	16.50	14.00	0.16
Third quarter (13 weeks ended September 28, 2002)	14.84	11.38	0.16
Fourth quarter (13 weeks ended December 28, 2002)	13.15	10.70	0.16

On January 29, 2004, the Board of Directors of Lance, Inc. declared a quarterly cash dividend of $0.16 per share payable on February 20, 2004 to stockholders of record on February 10, 2004. The Board of Directors of Lance, Inc. will consider the amount of future cash dividends on a quarterly basis.

The Company’s Second Amended and Restated Credit Agreement dated February 8, 2002, restricts payment of cash dividends and repurchases of its common stock by the Company if, after payment of any such dividends or any such repurchases of its common stock, the Company’s consolidated stockholders’ equity would be less than $125,000,000. At December 27, 2003, the Company’s consolidated stockholders’ equity was $182,600,000.

Item 6. Selected Financial Data

The following table sets forth selected historical financial data of the Company for the five-year period ended December 27, 2003. The selected financial data have been derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere herein. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements, including the notes thereto. Amounts are in thousands, except per share data.

	2003	2002	2001	2000	1999

Results of Operations:
Net sales and other operating revenue	$562,529	$542,810	$556,759	$553,421	$509,593
Earnings before interest and taxes	31,704	34,574	41,395	39,026	42,282
Earnings before income taxes	28,584	31,348	37,637	34,550	39,865
Income taxes	10,306	11,435	13,860	12,589	15,104
Net income	18,278	19,913	23,777	21,961	24,761
Average Number of Common Shares Outstanding:
Basic	29,015	28,981	28,909	28,961	29,874
Diluted	29,207	29,231	29,068	28,976	29,918
Per Share of Common Stock:
Net income - basic	$0.63	$0.69	$0.82	$0.76	$0.83
Net income - diluted	0.63	0.68	0.82	0.76	0.83
Cash dividends declared	0.64	0.64	0.64	0.64	0.96
Financial Status at Year-end:
Total assets	$322,585	$305,865	$313,399	$316,138	$330,662
Long-term debt, net of current portion	38,168	36,089	49,344	63,536	70,852

In 1999, the Company acquired Tamming Foods, Ltd. and Cape Cod Potato Chip Company, Inc.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an assessment of the Company’s financial condition, results of operations and liquidity and capital resources and should be read in conjunction with the accompanying consolidated financial statements and notes thereto included elsewhere herein.

Executive Summary

During 2003, several important factors impacted the results of operations. In 2003, the Company commenced a significant realignment of its route sales system. This realignment is intended to improve route economics and overall profitability by increasing the average customer drop size in the Company’s route sales system. This is expected to improve the route sales system’s overall effectiveness by removing less-profitable customers, allowing additional time to better serve remaining customers and reducing infrastructure costs. During 2003, the Company completed the realignment of four of its eighteen sales districts. Realignment of the remaining districts is expected to be completed in 2004. The Company expects that additional costs of implementing this realignment will be incurred in 2004. In addition, as a result of the realignment, route sales revenues are expected to be adversely impacted in 2004.

In February 2003, the Company discontinued distribution of its mini-sandwich cracker line through its route sales system. The discontinuation resulted in pre-tax charges of approximately $7.4 million for the fifty-two weeks ended December 27, 2003. These charges include a fixed asset impairment of $6.4 million. In addition, provisions for inventory-related items of $1.1 million were included in cost of sales, provisions for sales returns of $0.3 million were included in net sales and other operating revenues, and provisions for selling and marketing expenses of $0.1 million were included in selling, marketing and delivery expenses partially offset by a $0.5 million reduction in profit-sharing retirement expense.

Also in February 2003, the Company announced plans to reduce its workforce by 6%. Much of the workforce reduction was achieved by not filling vacant positions. During the fifty-two weeks ended December 27, 2003, the Company recorded severance charges of $1.2 million related to this workforce reduction. These severance costs resulted from the elimination of 67 positions where severance benefits were paid. Severance charges are included in general and administrative expenses ($0.7 million), costs of goods sold ($0.2 million) and selling, marketing and delivery expenses ($0.3 million).

Non-branded product revenues were favorably impacted in 2003 by a 15.1% increase in private label sales due to significant revenue growth through a major customer, as well as growth through existing customers, new product offerings and new customers. Branded product revenues increased slightly due to additional distribution of the Cape Cod brand through the Company’s route sales system as well as certain price increases, partially offset by discontinuing distribution of mini-sandwich crackers through the route sales system and lower vending and food service revenues. Many of the smaller accounts eliminated through the route realignment were vending and food service customers and the Company expects this trend to continue in 2004.

Overall, commodity costs increased in 2003 compared to 2002 by $4.3 million primarily as a result of increases in the price of vegetable oil. Increases in commodity costs are expected to continue through the first half of 2004. In addition, foreign exchange fluctuations negatively impacted earnings before interest and income taxes by approximately $2.6 million. The Company is evaluating hedging strategies to mitigate the risks of currency fluctuations. These costs were partially offset by improved manufacturing efficiencies resulting from increased production yields and labor productivity.

Other factors impacting results of operations in 2003 compared to the prior year include increased incentive provisions of $4.2 million for hourly, sales and salaried employees offset somewhat by reduced salaries and wages. Incentive provisions are based on various performance measures. Many of these measures were not achieved in 2002 which accounts for the increase in 2003 compared to 2002. The reduction in salaries and wages resulted primarily from the workforce reduction that occurred in February 2003.

During 2003, the Company’s cash increased by $22.5 million after purchasing $17.8 million in capital assets and paying $18.6 million in dividends. The Company plans to increase capital spending in 2004 by approximately $15 million. Major projects planned for 2004 include expansion of private label production capacity and increased warehouse space. The Company also plans to reduce debt by retiring approximately $5.6 million of deferred notes due in April 2004.

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

Revenue for products sold through the Company’s route sales system is recognized when the product is delivered to the retail customer and an invoice is created. The Company’s sales representative creates the invoice at the time of delivery via a handheld computer. The invoice is transmitted electronically each day and the sales revenue is recognized. Customers purchasing products through the route sales system have the right to return product if it is not sold by the expiration date on the product label. The Company has recorded, based on historical information, an estimated allowance for product that may be returned. The Company estimates the number of days until product is sold through the customer’s location and the percent of sales returns using historical information. This information is reviewed on a quarterly basis for significant changes and updated no less than annually. This allowance is recorded as an offset to revenue. The allowance for sales returns as of the end of 2003 and 2002 were $0.5 million and $0.6 million, respectively.

A 50% change in the estimated number of days until product is sold through the customer’s location would result in a $0.2 million change in sales returns. A one percentage point change in the estimated percent of sales returns would result in a $0.2 million change in sales returns.

Revenue for products shipped directly to the customer from the Company’s warehouse is recognized based on the shipping terms listed on the shipping documentation. Products shipped with terms FOB-shipping point are recognized as revenue at the time the shipment leaves the Company’s docks. Products shipped with terms FOB-destination are recognized as revenue based on the expected receipt date by the customer.

The Company sells products through Company-owned vending machines using two methods. The first method is the wholesale method with the customer managing the vending machine and purchasing product from the Company. Under this method, revenue is recognized when product is delivered. The second method is the full-service method with the Company’s sales representatives managing the vending machines and commissions being paid to the customers based on sales. Revenue is recognized under this method when inventory is restocked and cash is collected from the machine. Revenue is recorded net of commissions and sales tax.

The Company records certain offsets to revenue for promotional allowances. There are several different types of promotional allowances such as off-invoice, rebates and shelf space allowances. An off-invoice allowance is a reduction of the sales price that is directly deducted from the invoice amount. The Company records the amount of the deduction as an offset to revenue when the transaction occurs. Rebates are offered to customers based on the quantity of product purchased over a period of time. Based on the nature of these allowances, the exact amount of the rebate is not known at the time the product is sold to the customer. An estimate of the expected rebate amount is recorded as an offset to revenue and an accrued liability at the time the sale is recorded. The accrued liability is monitored throughout the time period covered by the promotion. The accrual is based on historical information and the progress of the customer against the target amount. The allowance for rebates as of the end of 2003 and 2002 were $0.9 million and $0.7 million, respectively. Shelf space allowances are capitalized and amortized over the lesser of the life of the agreement or one year and are recorded as an offset to revenue. Capitalized shelf space allowances are evaluated for impairment on an ongoing basis.

Insurance Reserves

The Company maintains reserves for the self-funded portion of employee medical insurance and for post-retiree medical benefits. In addition, the Company maintains insurance reserves for workers’ compensation, auto, product and general liability insurance. The Company utilizes estimates and assumptions in determining the appropriate liability.

The Company provides medical insurance benefits to its employees. Beginning in 2003, the Company increased the self-insured plan to cover approximately 97% of its employees in the United States for medical insurance benefits. In 2002, approximately 66% of medical insurance benefits were covered under a self-insurance plan. Accordingly, the Company is required to reserve for the incurred but not reported claims. The Company estimates the amount of outstanding claims by reviewing historical average weekly claims and applying a weekly lag projection based on information provided by the plan administrator. The Company updates these estimates on a quarterly basis. As of December 27, 2003 and December 28, 2002, the Company’s reserve for incurred but not reported medical claims was $2.7 million and $1.9 million, respectively. The $0.8 million increase is primarily related to the additional employees covered under self-insured plans.

A 25% change in the weekly lag projection would increase or decrease the reserve as of December 27, 2003 by $0.6 million.

The Company provides medical insurance benefits to qualifying retirees. Based on the retiree medical plan as of December 27, 2003, employees who were age 55 or older or disabled at June 30, 2001 and have 10 years service at age 60 qualify for retiree medical plan benefits. The Company uses a third-party actuary to estimate the postretirement medical plan obligation on an annual basis. This calculation requires assumptions regarding participation percentage, health care cost trends, employee contributions, turnover, mortality and discount rates. This plan was amended on July 1, 2001 effectively terminating the plan no later than 2011. This amendment generated a benefit that is being amortized over the average active participation period. As of December 27, 2003 and December 28, 2002, the Company had an unrecognized net actuarial gain and prior service cost credit of $2.9 million and $3.8 million, respectively, and a post-retirement health care liability of $5.4 million and $6.9 million, respectively. The plan benefits, assumptions and sensitivity analysis are described in further detail in the Post-Retirement Benefits Other Than Pensions footnote in the consolidated financial statements.

An annual one percentage point decrease or increase in the health care cost trend rates has an immaterial impact to the accumulated postretirement benefit obligation and the aggregate of the service and interest components of postretirement expense.

For casualty insurance obligations, the Company maintains self-insurance reserves for workers’ compensation and auto liability for individual losses up to $0.5 million. In addition, general and product liability claims are self-funded for individual losses up to $0.1 million. The Company uses a third-party actuary to calculate the casualty insurance obligation on an annual basis. In determining the ultimate loss and reserve requirements the third-party actuary uses various actuarial assumptions including compensation trends, health care cost trends and discount rates. The third-party actuary also uses historical information for claims frequency and severity in order to establish loss development factors.

Included in the actuarial calculation is a margin of error to account for changes in inflation, health care costs, compensation and litigation cost trends as well as estimated future incurred claims. This calculation, as has been the Company’s practice, utilized a 75% confidence level for estimating the ultimate outstanding casualty liability. Under this approach, approximately 75% of each claim should be equal to or less than the ultimate liability recorded based on the historical trends experienced by the Company. Had the Company utilized a 50% confidence level, the liability would have been reduced by approximately $2.9 million. However, had the Company used a 90% confidence level the liability would have increased by $1.5 million.

In addition, the Company used a 4.5% investment rate to discount the estimated claims based on the historical payout pattern. A 1% change in the discount rate would have impacted the liability by approximately $0.3 million.

Accordingly, based on the sensitivity discussed above, actual ultimate losses could be different than those estimated by the third-party actuary. The Company believes the reserves established are prudent and reasonable estimates of the ultimate liability based on historical trends. As of December 27, 2003 and December 28, 2002, the Company’s casualty reserve was $12.5 million and $11.9 million, respectively. The increase in the liability is the result of claims payout trends.

Accounts Receivable

The Company records accounts receivable at the time revenue is recognized. Amounts for bad debt expense are recorded in general and administrative expenses or selling, marketing and delivery expenses on the consolidated statements of income. The determination of the allowance for doubtful accounts is based on management’s estimate of the accounts receivable amount that is uncollectible. Management records a general reserve based on analysis of historical data. In addition, management records specific reserves for receivable balances that are considered high-risk due to known facts regarding the customer. The Company has a formal policy for determining the allowance for doubtful accounts. The assumptions for this calculation are reviewed quarterly to ensure that business conditions or other circumstances do not warrant a change in the assumptions. Failure of a major customer to pay the Company amounts owed could have a material impact on the financial statements of the Company. The Company’s total bad debt expense for the fiscal years 2003, 2002 and 2001 amounted to $1.4 million, $2.0 million and $2.3 million, respectively. At December 27, 2003 and December 28, 2002, the Company had accounts receivables of $42.7 million and $38.2 million, net of an allowance for doubtful accounts of $1.8 million and $1.7 million, respectively.

The following table summarizes the Company’s customer accounts receivable profile as of December 27, 2003:

Accounts Receivable Balance	# of Customers

Less than $1,000	16,089
$1,001 – $10,000	1,273
$10,001 - $100,000	217
$100,001 - $500,000	40
$500,001 - $1,000,000	11
$1,000,001 – $2,500,000	3
Greater than $2,500,000	1

Goodwill Valuation

The Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 142 beginning on December 30, 2001. SFAS No. 142 requires that existing goodwill be tested annually for impairment. In accordance with SFAS No. 142, the Company determines the estimated fair value of the net assets for each reporting unit that includes goodwill on its balance sheet. This is a two step process. As required by SFAS No. 142, the first step compares the fair value of each reporting unit’s net assets to the carrying value of each reporting unit’s net assets. Based on valuations performed by the Company, the fair value of each reporting unit exceeds its carrying value. Accordingly, no additional test of impairment was required. The Company has two reporting units with goodwill. The total amount of goodwill as of December 27, 2003 and December 28, 2002 was $45.1 million and $39.7 million, respectively. The change in the value of goodwill of $5.4 million reflects the adjustment for foreign exchange rate fluctuations.

In 2003, the Company implemented a process of consolidating its operations and operating units to streamline production, sales and distribution. This resulted in a significant merging of the reporting unit operations. Beginning with 2003, the Company used the projected financial results of these combined reporting units for SFAS No. 142 goodwill impairment analysis.

The valuation process requires the Company to project future financial performance, including revenue and profit growth, fixed asset and working capital investments, tax rates and cost of capital. These projections rely upon historical performance, anticipated market conditions and forward-looking business plans.

Given the change in the reporting units as compared to 2002, the Company utilized an independent third-party to evaluate and calculate the fair value of the net assets of each reporting unit. Based on these valuations, the fair value is approximately $177 million and $68 million above the carrying value of the net assets of each reporting unit, respectively.

The valuations as of December 27, 2003 assume combined average annual revenue growth for the two reporting units of approximately 4% during the valuation period. Significant investments in fixed assets and working capital to support this growth are factored into the analysis. If the forecasted revenue growth is not achieved, the required investments in fixed assets and working capital could be reduced. This would tend to offset the negative valuation implications of lower revenue growth. Even with the significant excess fair value over carrying value, significant changes in assumptions could result in a goodwill impairment charge.

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

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal use of the asset. The Company adopted SFAS No. 143 on January 1, 2003 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this new standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. In 2003, the Company has included the required interim disclosures in Forms 10-Q and annual disclosures in Form 10-K.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies the accounting and reporting for derivative instruments, including embedded derivatives, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group (DIG) and in other FASB projects or deliberations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company’s accounting for derivative instruments is in compliance with SFAS No. 149 and SFAS No. 133. Therefore, the adoption of SFAS No. 149 did not have an impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued Financial Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 became effective February 1, 2003 for variable interest entities created after January 31, 2003, and July 1, 2003 for variable interest entities created prior to February 1, 2003. In December 2003, the FASB issued a revised FIN 46. The revised standard, FIN 46R, modifies or clarifies various provisions of FIN 46 and incorporates many FASB Staff Positions previously issued by the FASB. This standard replaces the original FIN 46 that was issued in January 2003. The adoption of these new standards did not have an impact on the Company’s financial position, results of operations or cash flows.

In December 2003, the FASB issued a revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised SFAS No. 132 revised employers’ disclosures about pension plans and other postretirement benefit plans. It did not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’Accounting for Pensions”, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The revised SFAS No. 132 retains the disclosure requirements contained in the original SFAS No. 132. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The adoption of this new standard did not have an impact on the Company’s financial position, results of operations or cash flows.

In December 2003, the SEC released Staff Accounting Bulletin (“SAB”) 104. SAB 104 revises or rescinds portions of the interpretative guidance included in SEC Topic 13, “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in U.S. generally accepted accounting principles. SAB 104 also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The adoption of this new standard did not have an impact on the Company’s financial position, results of operations or cash flows.

Results of Operations

2003 Compared to 2002 (in millions)	2003		2002		Difference

Revenues	$562.5	100.0%	$542.8	100.0%	$19.7	3.6%
Cost of sales	293.1	52.1%	278.2	51.3%	(14.9)	(5.4%)

Gross margin	269.4	47.9%	264.6	48.7%	4.8	1.8%
Selling, marketing and delivery expenses	196.7	35.0%	196.3	36.2%	(0.4)	(0.2%)
General and administrative expenses	29.0	5.2%	27.5	5.1%	(1.5)	(5.5%)
Provisions for employees’ retirement plans	4.2	0.7%	3.9	0.7%	(0.3)	(7.7%)
Amortization of goodwill and other intangibles	0.7	0.1%	0.7	0.1%	0.0	0.0%
Loss on asset impairment	6.4	1.1%	0.0	0.0%	(6.4)	(100.0%)
Other expense/(income), net	0.7	0.1%	1.7	0.3%	1.0	58.8%

Earnings before interest and taxes	31.7	5.6%	34.5	6.4%	(2.8)	(8.1%)
Interest expense, net	3.1	0.6%	3.2	0.6%	0.1	3.1%
Income taxes	10.3	1.8%	11.4	2.1%	1.1	9.6%

Net income	$18.3	3.3%	$19.9	3.7%	$(1.6)	(8.0%)

Revenues in the 52-week fiscal year 2003 increased $19.7 million or 3.6% compared to the 52-week fiscal year 2002. The Company’s non-branded product revenues increased $18.6 million and branded product revenues increased $1.1 million. The non-branded increase was due to increased revenues from private label sales (up $20.7 million) partially offset by reduction in revenues from sales to other manufacturers (down $1.5 million) and revenues from third-party brands (down $0.6 million). Approximately 50% of the private label increase was due to increased sales to a major customer as a result of new product introductions and customer expansion. The branded product increase was due primarily to increased sales of nut products (up $6.7 million), salty snacks (up $5.6 million) and traditional sandwich crackers (up $1.0 million) somewhat offset by declines in mini-sandwich crackers and cookies (down $5.4 million), cakes (down $3.2 million), crackers and other bread basket items (down $2.1 million) and candy and mints (down $1.5 million). Revenues from the Cape Cod brand increased 20% compared to the prior year mainly due to the transfer of distribution to the Company’s route sales system in certain areas. Revenues from the Lance brand declined by 2% compared to prior year primarily due to reduced revenues from the Company’s vending operations and food service customers and the discontinuation of mini-sandwich cracker sales through the route sales system. The Company anticipates that in 2004 vending and food service revenues will continue to be negatively impacted by the route realignment.

In 2003 and 2002, the Company’s branded products represented 64% and 66% of total revenues, respectively. Private label sales represented 24% and 22% of revenues in 2003 and 2002, respectively. Sales of other non-branded products represented 12% of revenues in 2003 and 2002

Gross margin increased $4.8 million compared to prior year as a result of increased volume ($6.3 million), operating efficiencies ($6.2 million), increased prices ($5.0 million) partially offset by unfavorable mix ($5.7 million), increased commodity costs ($4.3 million), impact of foreign currency ($1.6 million) and the costs associated with discontinuation of distribution of mini-sandwich crackers ($1.1 million). Gross margin as a percent of revenues declined 0.8 points primarily because of unfavorable product and customer mix and increased commodity costs.

Selling, marketing and delivery costs increased $0.4 million compared to 2002. This increase is primarily due to spending in support of the route sales system and the route realignment efforts during 2003. Additional sales route truck expenses of $3.5 million were partially offset by reductions in volume-based sales commissions, salaries, benefits and other insurance costs resulting in a net increase in route sales expenses of $1.2 million. Freight expenses also increased $1.3 million as a result of increased volumes. These increases were partially offset by reductions in compensation related expenses ($0.9 million), marketing expenditures ($0.6 million), communication costs ($0.5 million) and bad debt expense ($0.1 million).

General and administrative expenses increased $1.5 million compared to 2002 primarily as a result of increased incentive compensation expense ($2.2 million), increased professional fees, including legal fees related to trade-name registrations and other legal matters as well as increased accounting fees ($0.7 million) and increased severance provisions due to work-force reduction ($0.5 million). These increases were partially offset by reductions in salaries and benefits due to work force reductions ($1.2 million), decreases in bad debt expense compared to the prior year which included several bankruptcies ($0.5 million), and various other expenses as a part of cost containment initiatives ($0.2 million). The provision for employees’ retirement plans was $0.3 million greater than 2002 due to safe-harbor provisions under the profit sharing plan.

During the first quarter of 2003, the Company recognized a $6.4 million impairment on fixed assets related to the discontinuation of distribution of mini-sandwich crackers through its route sales system.

Other expense primarily includes gains and losses resulting from fixed asset dispositions and foreign currency transactions. In 2003, other expense represents foreign currency losses ($0.7 million). In 2002, the Company recognized a net loss on asset dispositions of $1.2 million and a $0.5 million write-off of an investment.

Net interest expense of $3.1 million in 2003 declined from $3.2 million in 2002. The decrease was primarily the result of lower debt levels during the year. See discussion in “Liquidity and Capital Resources” below.

The effective income tax rate decreased from 36.5% in 2002 to 36.1% in 2003 due to lower earnings and changes in the composition of earnings among the consolidated entities. Several factors impact income tax, including rate changes, legislative changes and the mix and level of earnings at each legal reporting entity.

2002 Compared to 2001 (in millions)	2002		2001		Difference

Revenues	$542.8	100.0%	$556.8	100.0%	$(14.0)	(2.5%)
Cost of sales	278.2	51.3%	284.1	51.0%	5.9	2.1%

Gross margin	264.6	48.7%	272.7	49.0%	(8.1)	(3.0%)
Selling, marketing and delivery expenses	196.3	36.2%	194.5	34.9%	(1.8)	(0.9%)
General and administrative expenses	27.5	5.1%	30.2	5.4%	2.7	8.9%
Provisions for employees’ retirement plans	3.9	0.7%	4.5	0.8%	0.6	13.3%
Amortization of goodwill and other intangibles	0.7	0.1%	2.1	0.4%	1.4	66.7%
Other expense/(income), net	1.7	0.3%	(0.0)	(0.0%)	(1.7)	(100.0%)

Earnings before interest and taxes	34.5	6.4%	41.4	7.4%	(6.9)	(16.7%)
Interest expense, net	3.2	0.6%	3.7	0.7%	0.5	13.5%
Income taxes	11.4	2.1%	13.9	2.5%	2.5	18.0%

Net income	$19.9	3.7%	$23.8	4.3%	$(3.9)	(16.4%)

Revenues in the 52-week fiscal year 2002 decreased $14.0 million or 2.5% compared to the 52-week fiscal year 2001. The Company’s branded product revenues declined $8.8 million and non-branded product revenues declined $5.2 million. The branded product decline was due primarily to reduced sales of cakes (down $5.1 million), traditional sandwich crackers (down $2.6 million), bread basket items (down $3.9 million), salty snacks (down $2.4 million) and nuts (down $0.3 million), somewhat offset by increased sales of mini-sandwich crackers (up $5.8 million). The non-branded decline was due to reduced sales of third party brands (down $8.2 million) and sales to other manufacturers (down $1.0 million), partially offset by an increase in private label sales (up $4.0 million).

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

Selling, marketing and delivery costs increased $1.8 million compared to 2001. This increase is primarily due to increased medical and casualty expenses ($2.0 million). In addition, the Company continued to increase spending in support of its route sales system during 2002. Additional sales route truck expenses and recruiting costs of $3.3 million were partially offset by reductions in volume based sales commissions, resulting in a net increase in route sales expenses of $0.9 million. These increases were partially offset by decreases in bad debt expense ($0.6 million) and other miscellaneous expenses ($0.4 million).

General and administrative expenses decreased $2.7 million compared to 2001 primarily as a result of decreased incentive compensation provisions ($4.0 million) and reductions in information technology expenses ($0.7 million). These reductions were partially offset by increases in bad debt expense ($0.5 million), other compensation related expenses ($0.5 million), professional fees ($0.4 million) and various other expenses ($0.6 million). The provision for employees’ retirement plans was lower due to the profitability-based formula for these contributions.

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

Liquidity and Capital Resources

Liquidity

During 2003, the principal sources of liquidity for the Company’s operating needs were provided from operating activities. Cash flows from operating activities are believed to be sufficient for the foreseeable future to enable the Company to meet the Company’s obligations, to fund capital expenditures and to pay dividends to the Company’s stockholders. As of December 27, 2003, cash and cash equivalents totaled $25.5 million.

Contractual obligations as of December 27, 2003 were:

	Payments Due by Period

		Less than	1-3	3-5
(in thousands)	Total	1 year	years	years	Thereafter

Total debt	$43,738	$5,570	$38,168	—	—
Operating lease obligations	3,076	1,495	1,375	145	61
Purchase commitments	33,796	33,796	—	—	—
Financial commitment	3,579	800	1,600	1,179	—

Total Contractual Obligations	$84,189	$41,661	$41,143	$1,324	$61

Cash Flow

Net cash provided by operating activities was $57.4 million for 2003. This compares to $55.6 million in 2002 and $63.6 million in 2001. The $1.8 million increase is primarily due to changes in working capital and an increase in impairment charges more than offsetting changes in deferred taxes and reduction in net income. Working capital (other than cash and cash equivalents) decreased to $23.8 million from $31.6 million in 2002. Earnings before interest and income taxes was $31.7 million for 2003. The difference between earnings before interest and income taxes of $31.7 million and cash flow provided by operating activities of $57.4 million is primarily due to depreciation and amortization charges of $29.4 million.

Cash flow used in investing activities, principally capital expenditures, was $17.0 million in 2003. Cash expenditures for fixed assets totaled $17.8 million in 2003. Capital expenditures in 2003 included manufacturing equipment, step-vans for its field sales representatives, sales displays and tractor-trailers. During 2003, proceeds from the sale of real and personal property provided approximately $0.8 million of cash to fund investing activities.

Cash used in financing activities for 2003 totaled $18.5 million compared to $32.2 million in 2002. During 2003 and 2002 the Company paid dividends of $0.64 per share totaling $18.6 million each year.

Stock Repurchases

On January 29, 2004, the Board of Directors authorized the repurchase of up to 1.0 million shares of the Company’s common stock. During 2003, the Company did not repurchase any shares of its common stock and currently has no active program for the repurchase of shares of its common stock.

Dividends

On January 29, 2004 the Board of Directors declared a $0.16 quarterly cash dividend payable on February 20, 2004 to stockholders of record on February 10, 2004.

Capital Expenditures

The Company’s capital expenditures are expected to continue at a level sufficient to support its strategic and operating needs. Projected capital expenditures for 2004 are projected to range between $30 and $35 million, funded primarily by net cash flow from operating activities and cash on hand. There were no material long-term commitments for capital expenditures as of December 27, 2003.

Debt

In February 2002, the Company’s unsecured revolving credit agreement, first entered into in 1999, was amended giving the Company the ability to borrow up to $60 million and Canadian (“Cdn”) $25 million through February 2007. At December 27, 2003, there were no amounts outstanding on these revolving credit facilities. Borrowing and repayments under these revolving credit facilities are similar in nature to short-term credit lines; however, due to the nature and terms of the agreements allowing repayment through February 2007, all borrowings under these facilities are classified as long-term debt.

At December 27, 2003 and December 28, 2002, the Company had the following debt outstanding:

(in thousands)	2003	2002

Unsecured revolving credit facility	$—	$—
Cdn $50 million unsecured term loan	38,168	31,845
Deferred notes payable	5,570	4,244
Capital lease obligation	—	63

Total debt	43,738	36,152
Less: current portion of long-term debt	(5,570)	(63)

Total long-term debt	$38,168	$36,089

As of December 27, 2003, cash and cash equivalents totaled $25.5 million. Additional borrowings available under all credit facilities totaled $79.6 million. The Company has complied with all financial covenants contained in the financing agreements. Available cash and available credit under the credit facilities are expected to be sufficient to pay the deferred notes due in April 2004.

The carrying amount of the long-term debt, which is primarily denominated in Canadian dollars, increased by $7.6 million from December 28, 2002 due to changes in the US dollar – Canadian dollar foreign exchange rate of $7.1 million and imputed interest on the deferred notes of $0.5 million.

The Company also maintains standby letters of credit in connection with its self-insurance reserves for casualty claims. The total amount of these letters of credit was $11.6 million as of December 27, 2003.

Commitments and Contingencies

The Company leases certain facilities and equipment classified as operating leases. The future minimum lease commitments for operating leases as of December 27, 2003 were $3.1 million.

The Company has entered into agreements with suppliers for the purchase of certain commodities and packaging materials used in the production process. These agreements are entered into in the normal course of business and consist of agreements to purchase a certain quantity over a certain period of time. As of December 27, 2003, the Company had outstanding purchase commitments totaling approximately $33.8 million. These commitments range in length from a few weeks to 12 months.

Off-Balance Sheet Arrangements

The Company entered into a long-term guaranteed payment commitment during 1999 with a supplier. Under the terms of this agreement, to the extent the Company’s purchases exceed an agreed upon amount, no additional amount is due from the Company. However, if purchases are below this amount, the Company is required to compensate the supplier. In addition, the Company has provided a guarantee to a third party for fixed asset financing for the supplier. The maximum annual payment guarantees to both the supplier and third party are $0.8 million per year through 2007 and $0.2 million in 2008. The total amount outstanding under these guarantees was $3.6 million as of December 27, 2003. For the years ended December 27, 2003, December 28, 2002 and December 29, 2001, the Company paid $0.4 million, $0.2 million and $0.2 million, respectively, related to the minimum guarantees under this commitment.

Forward-Looking Statements

Lance, Inc. (the Company), from time to time, makes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which may be written or oral, reflect expectations of management of the Company at the time such statements are made. The Company is filing this cautionary statement to identify certain important factors that could cause the Company’s actual results to differ materially from those in any forward-looking statements made by or on behalf of the Company.

Price Competition and Industry Consolidation

The sales of most of the Company’s products are subject to intense competition primarily through discounting and other price cutting techniques by competitors, many of whom are significantly larger and have greater resources than the Company. In addition, there is a continuing consolidation by the major companies in the food industry, which could increase competition. The intense competition increases the possibility that the Company could lose one or more major customers, which could have an adverse impact on the Company’s results.

Raw Material Costs

The Company’s cost of sales can be adversely impacted by changes in the cost of raw materials, principally flour, vegetable oils, sugar, potatoes, nuts, peanut butter, cheese and seasonings. While the Company obtains substantial commitments for the future delivery of certain of its raw materials and engages in limited hedging to reduce the price risk of these raw materials, continuing long-term increases in the costs of raw materials could adversely impact the Company’s cost of sales.

Food Industry Factors

Food industry factors including obesity and nutritional concerns, diet trends and the use of trans-fatty acids in food products could adversely affect the Company’s revenues and cost of sales.

Effectiveness of Sales and Marketing Activities

The Company’s plans for long-term profitable sales growth depend on the ability of the Company to improve the effectiveness of its distribution systems, to develop and execute effective marketing strategies, to develop and introduce successful new products and to obtain increased distribution through significant trade channels such as mass merchandisers, convenience and grocery stores. During the third quarter of 2003, the Company began the implementation of a sales route realignment plan to improve the overall effectiveness of its route sales system by improving route sales averages through account rationalization and reducing the overall costs of operating the route sales system. This implementation is in the early stages and there is no assurance that targeted results will be achieved. Also, distribution of the Company’s products through vending machines remains a significant outlet for its products and a continued decline in revenue from this source could have an adverse effect upon the Company’s results.

Interest Rate, Foreign Exchange Rate and Credit Risks

The Company is exposed to interest rate volatility with regard to variable rate debt facilities. The Company is exposed to foreign exchange rate volatility primarily through the operations of its Canadian subsidiary. In addition, the Company is exposed to certain credit risks related to the collection of its accounts receivable.

There are other important factors not described above that could also cause actual results to differ materially from those in any forward-looking statement made by or on behalf of the Company.

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

The Company is exposed to the impact of changing commodity prices for raw materials. At times, the Company enters into commodity futures and option contracts to manage fluctuations in prices of anticipated purchases of certain raw materials. The Company’s policy is to use such commodity derivative financial instruments only to the extent necessary to manage these exposures. The Company does not use these financial instruments for trading purposes. As of December 27, 2003 and December 28, 2002, the Company had no outstanding commodity futures or option contracts.

Most of the Company’s long-term debt obligations incur interest at floating rates, based on changes in U.S. Dollar LIBOR, Canadian Dollar LIBOR and prime rate interest. To manage exposure to changing interest rates, the Company selectively enters into interest rate swap agreements to maintain a desirable proportion of fixed to variable rate debt. In September 2001, the Company entered into an interest rate swap agreement in order to manage the risk associated with variable interest rates. The variable-to-fixed interest rate swap is accounted for as a cash flow hedge, with effectiveness assessed based on changes in the present value of interest payments on the underlying debt. The notional amount, interest payment and maturity dates of the swap match the principal, interest payment and maturity dates of the related debt. The interest rate on the swap was 5.9%, including applicable margin. The underlying notional amount of the swap agreement is Cdn $50 million. The fair value, determined by a third party financial institution, of the interest rate swap was $1.4 million as of December 27, 2003 and December 28, 2002, respectively, and is included in other long-term liabilities.

At December 27, 2003 the Company’s total debt was $43.7 million with interest rates ranging from 5.90% to 7.00%, and a weighted average interest rate of 6.04%. At December 28, 2002, the Company’s total debt was $36.2 million with interest rates ranging from 5.90% to 7.00%, and a weighted average interest rate of 6.03%. The $43.7 million in outstanding debt at December 27, 2003 is fixed rate debt or was effectively fixed through an interest rate swap agreement. A 10% increase in U.S. LIBOR and Canadian LIBOR would have had an immaterial impact on interest expense for 2003.

The Company is exposed to certain credit risks related to its accounts receivable. The Company performs ongoing credit evaluations of its customers to minimize the potential exposure. As of December 27, 2003 and December 28, 2002, the Company had allowances for doubtful accounts of $1.8 million and $1.7 million, respectively.

Through the operations of its Canadian subsidiary, the Company has an exposure to foreign exchange rate fluctuations, primarily between U.S. and Canadian dollars. In 2003, foreign exchange rate fluctuations impacted the earnings of the Company. The US dollar – Canadian dollar exchange rate increased approximately 20% since December 28, 2002. The following table shows the rate change:

	December	December	December
	27, 2003	28, 2002	29, 2001

US dollar – Canadian dollar exchange rate	$0.763	$0.637	$0.629

A majority of the sales of its Canadian operations are denominated in U.S. dollars and a substantial portion of their costs, such as raw materials and direct labor, are denominated in Canadian dollars. In 2003, the impact of foreign exchange rate changes had an approximate $2.6 million reduction to earnings before interest and income taxes as compared to 2002.

The indebtedness used to finance the acquisition of its Canadian subsidiary is denominated in Canadian dollars and serves as an economic hedge of the net asset investment in the subsidiary. Due to foreign currency fluctuations in 2003, the Company recorded a $2.1 million gain in other comprehensive income as a result of the translation of the subsidiary’s financial statement into U.S. dollars.

Inflation and changing prices have not had a material impact on the Company’s net sales and income for the last three years, except for the increase in commodity costs during 2003. During 2003, commodity costs were up approximately $4.3 million compared to 2002.

Item 8. Financial Statements and Supplementary Data

Consolidated Statements of Income

LANCE, INC. AND SUBSIDIARIES
For the Fiscal Years Ended December 27, 2003, December 28, 2002, and December 29, 2001
(In thousands, except share and per share data)

	2003	2002	2001

Net sales and other operating revenue	$562,529	$542,810	$556,759

Cost of sales and operating expenses/(income):
Cost of sales	293,173	278,171	284,120
Selling, marketing and delivery	196,709	196,297	194,494
General and administrative	28,991	27,451	30,240
Provisions for employees’ retirement plans	4,201	3,929	4,448
Amortization of goodwill and other intangibles	657	687	2,082
Loss on asset impairment	6,354	—	—
Other expense/(income), net	740	1,701	(20)

Earnings before interest and income taxes	31,704	34,574	41,395
Interest expense, net	3,120	3,226	3,758

Earnings before income taxes	28,584	31,348	37,637
Income taxes	10,306	11,435	13,860

Net income	$18,278	$19,913	$23,777

Earnings per share
Basic	$0.63	$0.69	$0.82
Diluted	$0.63	$0.68	$0.82

Weighted average shares outstanding - basic	29,015,000	28,981,000	28,909,000
Weighted average shares outstanding - diluted	29,207,000	29,231,000	29,068,000

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

LANCE, INC. AND SUBSIDIARIES
December 27, 2003 and December 28, 2002
(In thousands, except share data)

	2003	2002

Assets
Current assets
Cash and cash equivalents	$25,479	$3,023
Accounts receivable (less allowance for doubtful accounts of $1,795 and $1,712, respectively)	42,653	38,205
Inventories	24,269	26,777
Prepaid income taxes	1,907	1,428
Deferred income tax benefit	9,336	7,196
Prepaid expenses and other	3,727	3,281

Total current assets	107,371	79,910
Property, plant and equipment, net	160,677	175,722
Goodwill, net	45,070	39,749
Other intangible assets, net	7,744	8,400
Other assets	1,723	2,084

Total assets	$322,585	$305,865

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$5,570	$63
Accounts payable	12,059	11,976
Accrued compensation	15,161	10,624
Accrued profit-sharing retirement plan	3,904	3,605
Accrual for insurance claims	5,189	6,592
Accrual for medical insurance claims	2,882	1,920
Other payables and accrued liabilities	13,295	10,550

Total current liabilities	58,060	45,330

Other liabilities and deferred credits
Long-term debt	38,168	36,089
Deferred income taxes	27,455	27,942
Accrued postretirement health care costs	5,401	6,893
Accrual for insurance claims	7,296	5,300
Other long-term liabilities	3,605	3,770

Total other liabilities and deferred credits	81,925	79,994

Stockholders’ equity
Common stock, 29,156,957 and 29,098,582 shares outstanding at December 27, 2003 and December 28, 2002	24,296	24,248
Preferred stock, 0 shares outstanding at December 27, 2003 and December 28, 2002	—	—
Additional paid-in capital	3,690	3,025
Unamortized portion of restricted stock awards	(1,116)	(693)
Retained earnings	155,007	155,372
Accumulated other comprehensive gain/(loss)	723	(1,411)

Total stockholders’ equity	182,600	180,541

Total liabilities and stockholders’ equity	$322,585	$305,865

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

LANCE, INC. AND SUBSIDIARIES
For the Fiscal Years Ended December 27, 2003, December 28, 2002, and December 29,2001
(In thousands, except share data)

				Unamortized
				Portion of		Accumulated
			Additional	Restricted		Other
		Common	Paid-in	Stock	Retained	Comprehensive
	Shares	Stock	Capital	Awards	Earnings	Income(Loss)	Total

Balance, December 30, 2000	28,947,222	$24,123	$1,229	$(437)	$148,859	$(116)	$173,658
Comprehensive income:
Net income	—	—	—	—	23,777	—	23,777
Unrealized loss on interest rate swap, net of tax effect of $436	—	—	—	—	—	(739)	(739)
Foreign currency translation adjustment	—	—	—	—	—	(503)	(503)

Total comprehensive income	—	—	—	—	—	—	22,535

Cash dividends paid to stockholders	—	—	—	—	(18,561)	—	(18,561)
Stock options exercised	13,000	11	129	—	—	—	140
Issuance of restricted stock, net of cancellations	34,950	29	507	(389)	—	—	147

Balance, December 29, 2001	28,995,172	24,163	1,865	(826)	154,075	(1,358)	177,919
Comprehensive income:
Net income	—	—	—	—	19,913	—	19,913
Unrealized loss on interest rate swap, net of tax effect of $76	—	—	—	—	—	(130)	(130)
Foreign currency translation adjustment	—	—	—	—	—	77	77

Total comprehensive income	—	—	—	—	—	—	19,860

Cash dividends paid to stockholders	—	—	—	—	(18,616)	—	(18,616)
Stock options exercised	84,800	70	1,054	—	—	—	1,124
Issuance of restricted stock, net of cancellations	18,610	15	106	133	—	—	254

Balance, December 28, 2002	29,098,582	24,248	3,025	(693)	155,372	(1,411)	180,541
Comprehensive income:
Net income	—	—	—	—	18,278	—	18,278
Unrealized loss on interest rate swap, net of tax effect of $12	—	—	—	—	—	19	19
Foreign currency translation adjustment	—	—	—	—	—	2,115	2,115

Total comprehensive income	—	—	—	—	—	—	20,412

Cash dividends paid to stockholders	—	—	—	—	(18,643)	—	(18,643)
Stock options exercised	22,075	18	215	—	—	—	233
Issuance of restricted stock, net of cancellations	36,300	30	450	(423)	—	—	57

Balance, December 27, 2003	29,156,957	$24,296	$3,690	$(1,116)	$155,007	$723	$182,600

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

LANCE, INC. AND SUBSIDIARIES
For the Fiscal Years Ended December 27, 2003, December 28, 2002, and December 29, 2001
(In thousands)

	2003	2002	2001

Operating activities
Net income	$18,278	$19,913	$23,777
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	29,389	28,689	29,323
Loss on asset impairment	6,354	—	—
Loss on sale of property, net	43	1,213	549
Deferred income taxes	(3,153)	4,747	985
Imputed interest on deferred notes	455	474	575
Other, net	56	254	148
Changes in operating assets and liabilities:
Accounts receivable	(4,219)	3,542	2,616
Inventory	2,714	52	(2,598)
Prepaid expenses and other current assets	(414)	(143)	753
Accounts payable	(73)	1,193	(5,178)
Accrued income taxes	2,326	(3,637)	2,119
Other payables and accrued liabilities	5,641	(660)	10,491

Net cash flow from operating activities	57,397	55,637	63,560

Investing activities
Purchases of property and equipment	(17,785)	(25,513)	(30,918)
Proceeds from sale of property	758	270	2,144

Net cash used in investing activities	(17,027)	(25,243)	(28,774)

Financing activities
Dividends paid	(18,643)	(18,616)	(18,561)
Issuance (purchase) of common stock, net	233	1,124	140
Repayments of debt	(63)	(5,176)	(304)
Borrowings (repayments) under revolving credit facilities, net	—	(9,500)	(12,250)

Net cash (used in) provided by financing activities	(18,473)	(32,168)	(30,975)

Effect of exchange rate changes on cash	559	(1)	(237)

Increase (decrease) in cash and cash equivalents	22,456	(1,775)	3,574
Cash and cash equivalents at beginning of fiscal year	3,023	4,798	1,224

Cash and cash equivalents at end of fiscal year	$25,479	$3,023	$4,798

Supplemental information:
Cash paid for income taxes, net of refunds of $1, $2 and $602, respectively	$11,071	$10,164	$9,986
Cash paid for interest	$2,403	$2,357	$3,046

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

LANCE, INC. AND SUBSIDIARIES
December 27, 2003 and December 28, 2002

(1) OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

The aggregated operating units of Lance, Inc. and subsidiaries (the Company) manufacture, market and distribute a variety of snack food products. The Company operates in one segment, snack food products. The Company’s principal operations are located in Charlotte, North Carolina. In 1979, the Company acquired its Midwest bakery operations which are located in Burlington, Iowa. In 1999, the Company acquired its sugar wafer operations which are located in Ontario Canada and its Cape Cod potato chip operations which are located in Hyannis, Massachusetts. The Company’s manufactured products include sandwich crackers and cookies, crackers, cookies, potato chips, nuts, cakes and other salty snacks. In addition, the Company purchases for resale certain cakes, candy, meat snacks, bread basket items, salty snacks and cookies in order to broaden the Company’s product offerings.

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

The Company implemented Emerging Issues Task Force Issue 00-14, Accounting for Certain Sales Incentives, and Emerging Issues Task Force Issue 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products, which became effective beginning in the Company’s quarter ended March 30, 2002. These Issues address the recognition, measurement and income statement classification for certain sales incentives. Therefore, the Company has reclassified certain expenses in the consolidated statements of income, which reduce net sales and other operating revenue and selling, marketing and delivery expenses. The impact of these reclassifications was a reduction in net revenues and selling, marketing and delivery expense of $31.5 million, $28.2 million and $26.1 million for the 52 weeks ended December 27, 2003, December 28, 2002 and December 29, 2001, respectively. These amounts have been reclassified between net sales and other operating revenue and selling, marketing and delivery expenses. There was no impact to net income.

Fiscal Year

The Company’s fiscal year ends on the last Saturday of December. The years ended December 27, 2003, December 28, 2002 and December 29, 2001 each included 52 weeks.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations in Canada are calculated based on their reporting currency, the Canadian Dollar. As a result, amounts related to assets and liabilities reported in the consolidated statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. The effect of exchange rate changes on cash balances held in the Canadian Dollar is reported below cash flows from financing activities.

Inventories

The principal raw materials used in the manufacture of the Company’s snack food products are flour, vegetable oils, sugar, potatoes, nuts, peanut butter, cheese and seasonings. The principal supplies used are flexible film, cartons, trays, boxes and bags. Inventories are valued at the lower of cost or market; 57% of the cost of the inventories in 2003 and 62% in 2002 was determined using the last-in, first-out (LIFO) method and the remainder was determined using the first-in, first-out (FIFO) method.

The Company may enter into various forward purchase agreements and derivative financial instruments to reduce the impact of volatility in raw material ingredient prices. As of December 27, 2003 and December 28, 2002, the Company had no outstanding commodity futures or option contracts.

Property, Plant and Equipment

Depreciation is computed using the straight-line method over the estimated useful lives of depreciable property ranging from 3 to 45 years. Property is recorded at cost less accumulated depreciation with the exception of assets held for disposal, which are recorded at the lesser of book value or fair value. Upon retirement or disposal of any item of property, the cost is removed from the property account and the accumulated depreciation applicable to such item is removed from accumulated depreciation. Major renewals and betterments are capitalized, maintenance and repairs are expensed as incurred, and gains and losses on dispositions are reflected in earnings. Assets under capital leases are amortized over the estimated useful life of the related property.

The following table summarizes the majority of the Company’s estimated useful lives of depreciable property:

Useful Life

Land and building improvements	15 years
Buildings	45 years
Machinery and equipment	12 years
Vending machines	8 years
Trucks	6 years
Automobiles	3 years
Furniture and fixtures	10 years
Computers	3 years

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

Goodwill and Other Intangible Assets

For the 2002 fiscal year, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The new criteria provided in SFAS No. 142 require the testing of impairment based on fair value. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values.

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

As of December 27, 2003, the Company had the following acquired intangible assets recorded:

	Gross Carrying	Accumulated
(in thousands)	Amount	Amortization

Amortized Intangible Assets:
Noncompetition Agreements	$3,355	$(3,187)
Unamortized Intangible Assets:
Trademarks	$7,576	—

The noncompetition agreements are being amortized over the life of the agreements. These agreements had an original term of 5 years. The anticipated amortization expense related to these noncompetition agreements is $0.2 million in 2004. Amortization expense was $0.7 million for each of the three years ended December 27, 2003, December 28, 2002 and December 29, 2001.

The trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely. Therefore, under the provisions of SFAS No. 142, the trademarks are no longer amortized.

The changes in the carrying amount of goodwill for the fiscal year ended December 27, 2003 are as follows:

Gross
Carrying
(in thousands)	Amount

Balance as of December 28, 2002	$39,749
Changes in foreign currency exchange rates	5,321

Balance as of December 27, 2003	$45,070

The following table indicates the effect on net income and earnings per share if SFAS No. 142 had been in effect for each of the periods presented in the income statement (net of profit sharing and income tax effect):

(in thousands, except	Dec. 27,	Dec. 28,	Dec. 29,
per share data)	2003	2002	2001

Reported net income	$18,278	$19,913	$23,777
Add back: goodwill amortization	—	—	1,068
Add back: trademark amortization	—	—	98

Adjusted net income	$18,278	$19,913	$24,943

Basic earnings per share:
Reported net income	$0.63	$0.69	$0.82
Goodwill amortization	—	—	0.04
Trademark amortization	—	—	—

Adjusted net income	$0.63	$0.69	$0.86

Diluted earnings per share:
Reported net income	$0.63	$0.68	$0.82
Goodwill amortization	—	—	0.04
Trademark amortization	—	—	—

Adjusted net income	$0.63	$0.68	$0.86

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

Post-Retirement Plans

The Company has a defined benefit health care plan which currently provides medical benefits for retirees and their spouses to age 65. The plan was amended effective July 1, 2001, and the Company began the phase out of the post-retirement healthcare plan. The post-retirement healthcare plan will be phased-out over the next eight years. This amendment resulted in a decrease in the benefit obligation which is amortized over 2.19 years beginning in 2001. The net periodic costs are recognized as employees perform the services necessary to earn the post-retirement benefits.

The Company also provides supplemental retirement benefits to certain officers. Provision for these benefits, made over the period of employment of such officers, was $0.2 million in 2003, $0.3 million in 2002 and $0.2 million in 2001.

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

Foreign Currency Translation

All assets and liabilities of the Company’s Canadian subsidiary are translated into U.S. dollars using current exchange rates and income statement items are translated using the average exchange rates during the period. The translation adjustment is included as a component of stockholders’ equity. Gains and losses on foreign currency transactions are included in earnings. Foreign currency transactions resulted in $0.7 million loss in 2003 and minimal gains and losses during 2002 and 2001.

Stock Compensation Plans

The Company has adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the intrinsic value-based method of accounting prescribed by APB Opinion No. 25 and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Based Compensation, an interpretation of APB Opinion No. 25.” The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma net income and pro forma earnings per share disclosures for employee stock options as if the fair value based method defined under the provisions of SFAS No. 123 had been applied.

The Company applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. The table below presents the assumptions and pro-forma net income effect of the options using the Black-Scholes option pricing model prescribed under SFAS No. 123.

(in thousands, except per share data)	2003	2002	2001

Assumptions used in Black Scholes pricing model:
Expected dividend yield	5.55%	5.40%	4.30%
Risk-free interest rate	3.92%	4.10%	5.44%
Weighted average expected life	10 years	10 years	10 years
Expected volatility	27.32%	24.50%	33.10%
Fair value per share of options granted	$1.23	$2.17	$3.57
Net income as reported	18,278	19,913	23,777
Earnings per share as reported - basic	0.63	0.69	0.82
Earnings per share as reported - diluted	0.63	0.68	0.82
Stock based compensation costs, net of income tax, included in net income as reported	67	254	148
Stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been applied	204	945	1,083
Pro-forma net income	18,074	18,968	22,694
Pro-forma earnings per share - basic	0.62	0.65	0.78
Pro-forma earnings per share - diluted	$0.62	$0.65	$0.78

Earnings Per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.

Diluted earnings per share are calculated by including all dilutive common shares such as stock options and restricted stock. Dilutive potential shares were 192,000 in 2003, 250,000 in 2002 and 158,000 in 2001. Anti-dilutive shares totaling 2,107,000 in 2003, 1,910,000 in 2002 and 1,367,000 in 2001 were excluded from the dilutive earnings calculation. No adjustment to reported net income is required when computing diluted earnings per share.

Advertising and Consumer Promotion Costs

The Company promotes its products with certain marketing activities, including advertising, consumer incentives and trade promotions. All advertising costs are expensed as incurred. Consumer incentive and trade promotions are recorded as expense based on amounts estimated as being due to customers and consumers at the end of the period, based principally on the Company’s historical utilization and redemption rates. Consumer promotion costs are recorded in accordance with Emerging Issues Task Force (“EITF”) 00-14, “Accounting for Certain Sales Incentives.” EITF 00-14 provides guidance on the proper classification of certain promotion costs on the income statement. For the fiscal years 2003, 2002 and 2001, promotional expense included as an offset to revenue amounted to $31.5 million, $28.2 million and $26.1 million, respectively. Advertising costs included in selling, marketing and delivery costs on the consolidated statements of income amounted to $1.0 million, $2.8 million and $2.7 million for the fiscal years 2003, 2002 and 2001, respectively.

Shipping and Handling Costs

The Company does not bill customers separately for shipping and handling of product. These costs are included as part of selling, marketing and delivery expenses on the consolidated statements of income. For the years ended December 27, 2003, December 28, 2002 and December 29, 2001, shipping and handling costs were $39.6 million, $39.3 million and $39.6 million, respectively.

Concentration of Credit Risk

Sales to the Company’s largest customer (Wal-Mart Stores, Inc.) were approximately 15% of revenues in 2003, 12% in 2002 and 10% in 2001, respectively. Accounts receivable at December 27, 2003 and December 28, 2002 included receivables from Wal-Mart Stores, Inc. totaling $9.0 million and $6.4 million, respectively.

The Company’s total bad debt expense for the fiscal years 2003, 2002 and 2001 was $1.4 million, $2.0 million and $2.3 million, respectively.

Other Charges

During the fifty-two weeks ended December 27, 2003, the Company recorded severance charges of $1.2 million related to a workforce reduction. The severance costs related to the workforce reduction involved the elimination of 67 positions. Severance charges are included in general and administrative expenses ($0.7 million), costs of goods sold ($0.2 million) and selling, marketing and delivery expenses ($0.3 million) on the consolidated statements of income. Of the $1.2 million, approximately 98% was paid as of December 27, 2003.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this new standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. In 2003, the Company has included the required interim disclosures in Forms 10-Q and annual disclosures in Form 10-K.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies the accounting and reporting for derivative instruments, including embedded derivatives, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group (DIG) and in other FASB projects or deliberations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company’s accounting for derivative instruments is in compliance with SFAS No. 149 and SFAS No. 133. Therefore, the adoption of SFAS No. 149 did not have an impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued Financial Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 became effective February 1, 2003 for variable interest entities created after January 31, 2003, and July 1, 2003 for variable interest entities created prior to February 1, 2003. In December 2003, the FASB issued a revised FIN 46. The revised standard, FIN 46R, modifies or clarifies various provisions of FIN 46 and incorporates many FASB Staff Positions previously issued by the FASB. This standard replaces the original FIN 46 that was issued in January 2003. The adoption of these new standards did not have an impact on the Company’s financial position, results of operations or cash flows.

In December 2003, the FASB issued a revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised SFAS No. 132 revised employers’ disclosures about pension plans and other postretirement benefit plans. It did not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’Accounting for Pensions”, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The revised SFAS No. 132 retains the disclosure requirements contained in the original SFAS No. 132. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The adoption of this new standard did not have an impact on the Company’s financial position, results of operations or cash flows.

In December 2003, the SEC released Staff Accounting Bulletin (“SAB”) 104. SAB 104 revises or rescinds portions of the interpretative guidance included in SEC Topic 13, “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in U.S. generally accepted accounting principles. SAB 104 also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The adoption of this new standard did not have an impact on the Company’s financial position, results of operations or cash flows.

(2)  INVENTORIES

Inventories at December 27, 2003 and December 28, 2002 consisted of the following:

(in thousands)	2003	2002

Finished goods	$17,136	$18,317
Raw materials	3,303	3,762
Supplies, etc.	8,020	8,816

Total inventories at FIFO cost	28,459	30,895
Less: adjustment to reduce FIFO cost to LIFO cost	(4,190)	(4,118)

Total inventories	$24,269	$26,777

(3) PROPERTY, PLANT AND EQUIPMENT

Property at December 27, 2003 and December 28, 2002 consisted of the following:

(in thousands)	2003	2002

Land and land improvements	$11,743	$11,819
Buildings	71,309	70,446
Machinery, equipment and systems	216,978	211,379
Vending machines	64,528	74,195
Trucks and automobiles	40,911	37,662
Furniture and fixtures	2,883	2,295
Construction in progress	2,224	2,023

	410,576	409,819
Accumulated depreciation and amortization	(249,899)	(234,097)

Property, plant and equipment, net	$160,677	$175,722

The Company sold or disposed of certain property and equipment during 2003, 2002 and 2001 resulting in net losses of $0.1 million, $1.2 million and $0.5 million, respectively. These losses are included in other expense/(income) on the Consolidated Statements of Income.

The Company has two facilities in Canada which accounted for $17.9 million and $15.3 million of the total net property, plant and equipment in 2003 and 2002, respectively. The increase compared to 2002 primarily relates to foreign currency fluctuations.

During the year ended December 27, 2003, the Company discontinued distribution of its mini-sandwich cracker product line through its route sales system. Accordingly, a fixed asset impairment charge of $6.4 million was recorded, which is shown as a loss on asset impairment on Consolidated Statements of Income and Consolidated Statements of Cash Flows and a reduction to the cost basis of the asset in the Consolidated Balance Sheet. The assets are classified as held for use and are included in Property, Plant and Equipment in the accompanying Consolidated Balance Sheets. The fixed asset impairment was accounted for under the provisions of Statements of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Discontinuation of the product line resulted in the performance of a recoverability test to determine if an impairment charge was needed. The fair value of the impaired assets was determined based on historical sales of comparable assets.

(4)  LONG-TERM DEBT

Long-term debt at December 27, 2003 and December 28, 2002 consisted of the following:

(in thousands)	2003	2002

Unsecured revolving credit facility	$—	$—
Cdn $50 million unsecured term loan	38,168	31,845
Deferred notes payable	5,570	4,244
Capital lease obligation	—	63

Total debt	43,738	36,152
Less: current portion of long-term debt	(5,570)	(63)

Total long-term debt	$38,168	$36,089

In February 2002, the Company’s unsecured revolving credit agreement, first entered into in 1999, was amended to give the Company the ability to borrow up to $60 million and Cdn $25 million through February 2007. Interest on U.S. denominated borrowings is payable at a rate based on the U.S. Dollar LIBOR plus a margin of 0.48% to 0.88%. Interest on Canadian borrowings is payable at a rate based on the Canadian Bankers Acceptance rate, plus the applicable margin and an additional 0.25% fee. The applicable margin, which was 0.58% at December 27, 2003, is determined by certain financial ratios. The agreement also requires the Company to pay a facility fee on the entire $60 million and Cdn $25 million revolver ranging from 0.15% to 0.25% based on financial ratios. At December 27, 2003, the Company had no outstanding balances on the revolving credit facility.

The Company has a Cdn $50 million unsecured term loan that is due August 2005. Interest is payable semi-annually at Cdn LIBOR plus a margin ranging from 0.75% to 1.125%. The applicable margin, which was 0.75% at December 27, 2003, is determined by certain financial ratios. The interest rate at December 27, 2003 was 3.53% compared to 3.63% at December 28, 2002. During 2001, the Company entered into an interest rate swap agreement that fixes the interest rate on this debt at 5.9%, including applicable margin.

In addition, in 2000, the Company recorded $8.2 million of deferred notes payable related to a contingent consideration agreement entered into in connection with the purchase of its Canadian subsidiary. The balance outstanding under this agreement is Cdn $7.3 million ($5.6 million) at December 27, 2003 and is payable in April 2004. The Company discounted the balance of the note at 7% and records imputed interest over the life of the debt. The imputed interest on the deferred notes was $0.5 million, $0.5 million and $0.6 million for 2003, 2002 and 2001, respectively.

The carrying value of all long-term debt approximates fair value. At December 27, 2003 and December 28, 2002, the Company had available approximately $79.6 million and $78.4 million respectively, of unused credit facilities.

All debt agreements require the Company to comply with certain covenants, such as a debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio and interest coverage ratio. In addition, the Company’s Second Amended and Restated Credit Agreement restricts payment of cash dividends and repurchases of its common stock by the Company if, after payment of any such dividends or any such repurchases of its common stock, the Company’s consolidated stockholders’ equity would be less than $125,000,000. At December 27, 2003, the Company’s consolidated stockholders’ equity was $182,600,000. The Company was in compliance with these covenants at December 27, 2003. Interest expense for 2003, 2002 and 2001 was $3.2 million, $3.3 million and $3.9 million, respectively.

The aggregate maturities of outstanding debt at December 27, 2003 were as follows:

(in thousands)

2004	$5,570
2005	38,168

Total debt	$43,738

(5)  DERIVATIVE INSTRUMENTS

In September 2001, the Company entered into an interest rate swap agreement in order to manage the risk associated with variable interest rates. The variable-to-fixed interest rate swap is accounted for as a cash flow hedge, with effectiveness assessed based on changes in the present value of interest payments on the underlying debt. The notional amount, interest payment and maturity dates of the swap match the principal, interest payment and maturity dates of the related debt. The interest rate on the swap was 5.9%, including applicable margin. The underlying notional amount of the swap agreement is Cdn $50 million. The fair value of this interest rate swap was a liability of $1.4 million at December 27, 2003 and December 28, 2002, and is included in other long-term liabilities.

The unrealized loss from the cash flow hedge recorded in accumulated other comprehensive income at December 27, 2003 and December 28, 2002 was $0.9 million, net of tax, related to the interest rate swap. So long as the hedge remains highly effective, the fair value of the swap will continue to be adjusted through other comprehensive income. Net cash settlements under the swap agreement are reflected in interest expense in the consolidated statement of income in the applicable period.

(6)  INCOME TAXES

Income tax expense consists of the following:

(in thousands)	2003	2002	2001

Current:
Federal	$12,340	$7,325	$12,057
State and other	1,293	557	609
Foreign	(688)	(90)	275

	12,945	7,792	12,941

Deferred:
Federal	(2,060)	3,062	694
State and other	(512)	(1)	296
Foreign	(67)	582	(71)

	(2,639)	3,643	919

Total income tax expense	$10,306	$11,435	$13,860

A reconciliation of the federal income tax rate to the Company’s effective income tax rate follows:

	2003	2002	2001

Statutory income tax rate	35.0%	35.0%	35.0%
State and other income taxes, net of federal income tax benefit	1.7	2.1	2.3
Miscellaneous items, net	(0.6)	(0.6)	(0.5)

Income tax expense	36.1%	36.5%	36.8%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 27, 2003 and December 28, 2002 are presented below:

(in thousands)	2003	2002

Deferred tax assets
Reserves for employee compensation, deductible when paid for income tax purposes, accrued for financial reporting purposes	$3,765	$3,447
Reserves for insurance claims, deductible when paid for income tax purposes, accrued for financial reporting purposes	6,221	6,399
Other reserves deductible when paid for income tax purposes, accrued for financial reporting purposes	3,148	2,638
Unrealized losses deductible when realized for income tax purposes, included in Other Comprehensive Income	501	513
Inventories, principally due to additional costs capitalized for income tax purposes	1,465	1,447
Unrealized capital loss deductible when realized for income taxes, accrued for financial statement purposes	195	—
Net state operating loss carryforwards (expiring after 2006)	413	432

Total gross deferred tax assets	15,708	14,876
Less valuation allowance	(550)	(432)

Net deferred tax assets	15,158	14,444

Deferred tax liabilities:
Property, plant and equipment, principally due to differences in depreciation, net of impairment reserves	(30,004)	(31,030)
Deferred income	—	(752)
Trademark amortization	(2,946)	(2,934)
Other	(327)	(474)

Total gross deferred tax liabilities	(33,277)	(35,190)

Total net deferred tax liabilities	$(18,119)	$(20,746)

The valuation allowance as of December 27, 2003 and December 28, 2002 was $0.6 million and $0.4 million, respectively. The net change in the valuation allowance during 2003 was an increase of $0.1 million. The valuation allowances relate to a state net operating loss carryforward, which management does not believe will be fully utilized due to the limited nature of the Company’s activities in the state where the state net operating loss exists and a capital loss that will not be fully utilized based on prior years history. Based on the Company’s historical and current earnings, management believes it is more likely than not that the Company will realize the benefit of the remaining deferred tax assets that are not covered by the valuation allowance.

(7) POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

The Company provides post-retirement medical benefits for retirees and their spouses to age 65. Retirees pay contributions toward medical coverage based on the medical plan and coverage they select. The plan was amended effective July 1, 2001, and the Company began the phase out of its post-retirement healthcare plan. This plan currently provides post-retirement medical benefits for retirees and their spouses to age 65. The post-retirement healthcare plan will be phased-out over the next eight years. Present participants and those employees age 55 and older will continue to be covered under the plan. This change resulted in a decrease in the benefit obligation at the beginning of 2001 of $0.9 million which is being amortized over 2.19 years beginning in 2001. In addition, the change resulted in a curtailment gain of $0.9 million that was recognized in 2001. The Company’s post-retirement health care plan is not currently funded.

The following table sets forth the plan’s benefit obligations, funded status, and net periodic benefit costs for the three years ended December 27, 2003:

(in thousands)	2003	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$3,050	$2,658	$3,657
Service cost	167	178	345
Interest cost	184	172	236
Plan participants’ contributions	429	457	379
Prior service credit	—	—	(938)
Actuarial (gain)/loss	(464)	604	(170)
Benefits paid	(895)	(1,019)	(851)

Benefit obligation at end of year	2,471	3,050	2,658

Funded status	(2,471)	(3,050)	(2,658)
Unrecognized net actuarial gain	(2,680)	(3,110)	(4,977)
Unrecognized prior service cost	(250)	(733)	(1,217)

Accrued benefit cost	$(5,401)	$(6,893)	$(8,852)

Components of net periodic benefit cost
Service cost	$167	$178	$345
Interest cost	184	172	236
Recognition of prior service costs	(483)	(483)	(494)
Recognized net gain	(893)	(1,263)	(1,221)

Net periodic benefit	$(1,025)	$(1,396)	$(1,134)

Weighted average discount rates used in determining accumulated post-retirement benefit obligation:
Beginning of year	6.50%	7.00%	7.50%

End of year	6.00%	6.50%	7.00%

The plan was valued using a January 1, 2003 measurement date. For measurement purposes, a 10.00% annual rate of increase in the per capita cost of covered health care benefits for the self-insured plan was assumed for 2004. This rate was assumed to decrease gradually to 5.00% at 2012 and remain at that level thereafter. The health care cost trend rate assumption has a less significant effect on the amounts reported due to the plan amendment implemented as of July 1, 2001. The plan amendment required active employees to be 55 years of age as of January 1, 2001 in order to be eligible to receive retiree medical benefits and resulting in a shorter duration in which retiree medical benefits will be offered by the Company limiting the impact of the trend rate assumption. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit obligation as of December 27, 2003 by $60,000 and the aggregate of the service and interest cost components of post-retirement expense for the year then ended by $12,000. Decreasing the assumed health care cost trend rate by one percentage point in each year would decrease the accumulated post-retirement benefit obligation as of December 27, 2003 by $59,000 and the aggregate of the service and interest cost components of post-retirement expense for the year then ended by $12,000.

(8) EMPLOYEE BENEFIT PLANS AND NON EMPLOYEE STOCK OPTION PLANS

Employee Profit-Sharing Retirement Plan

The Company has a retirement plan covering substantially all of its employees. The plan is a defined contribution retirement plan providing for contributions equal to the greater of 10% of net income before income taxes or a minimum of 3% of qualified employee wages, excluding highly compensated employees. Plan funding is made in accordance with the provisions of the plan. Employee profit sharing and retirement expense was $3.9 million, $3.6 million and $4.2 million, in 2003, 2002 and 2001, respectively.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan under which shares of common stock are purchased on the open market with employee and Company contributions. The plan provides for the Company to contribute an amount equal to 10% of the employees’ contributions. Company contributions amounted to $47,000 in 2003, $61,000 in 2002 and $63,000 in 2001.

Employee Stock Option Plans

As of December 27, 2003, the Company had stock option plans under which 4,900,000 shares of common stock could be issued to key employees of the Company, as defined in the plans. The plans authorize the grant of incentive stock options, non-qualified stock options and stock appreciation rights. The plans require, among other things, that before the stock options and stock appreciation rights may be exercised, such key employees must remain in continuous employment of the Company not less than six months from the date of grant. In 2003, the Company adopted the Lance, Inc. 2003 Key Employee Stock Plan (the Plan). The Plan reserves an additional 1,500,000 shares of the Company’s Common Stock for issuance to certain key employees of the Company. The Plan authorizes the issuance of such shares to key employees in the form of stock options, stock appreciation rights (SARs), restricted stock and performance shares. The Plan also authorizes other awards denominated in monetary units or shares of Common Stock payable in cash or shares of Common Stock.

Options generally become exercisable in three or four installments from six to forty-eight months after date of grant. The option price, which equals the fair market value of the Company’s common stock at the date of grant, ranges from $7.65 to $20.91 per share for outstanding options as of December 27, 2003. The weighted average remaining contractual life at December 27, 2003 was 6.57 years.

Since 1994, no stock appreciation rights (SARs) have been issued. There are 20,125 SARs outstanding, all of which are included in the chart below. The exercise price for the SARs equaled the fair market value of the Company’s stock at the date of grant. The Company’s quoted market price has been below the exercise price, therefore, no compensation costs have been recorded for the years presented. The weighted average remaining life of these rights at December 27, 2003 was 0.3 years.

	Number of	Weighted	Options/
	Options/SAR’s	Average Exercise	SAR’s
	Outstanding	Price	Exercisable

Balance at December 30, 2000	1,966,743	$14.99	626,622
Granted	606,200	12.69
Exercised	(13,000)	10.13
Expired/Forfeited	(92,706)	15.58

Balance at December 29, 2001	2,467,237	14.87	853,647
Granted	540,550	14.45
Exercised	(84,800)	10.96
Expired/Forfeited	(166,950)	15.56

Balance at December 28, 2002	2,756,037	14.46	1,385,977
Granted	589,300	7.65
Exercised	(22,075)	10.57
Expired/Forfeited	(363,462)	13.84

Balance at December 27, 2003	2,959,800	$13.20	1,695,038

Non-Employee Directors Stock Option Plan

In 1995, the Company adopted a Nonqualified Stock Option Plan for Non-Employee Directors (the Director Plan). The Director Plan requires among other things that the options are not exercisable unless the optionee remains available to serve as a director of the Company until the first anniversary of the date of grant, except that the initial option shall be exercisable after six months. The options under this plan vest on the first anniversary of the date of grant. Options granted under the Director Plan shall expire ten years from the date of grant. There were 0, 42,500 and 40,000 options granted during 2003, 2002 and 2001, respectively. As of December 27, 2003, there will be no further awards made under this plan. The option price, which equals the fair market value of the Company’s common stock at the date of grant, ranges from $10.50 to $21.63 per share. There were 201,500 options outstanding at December 27, 2003. The weighted average remaining contractual life at December 27, 2003 was 5.4 years.

	Number of	Weighted
	Options	Average Exercise	Options
	Outstanding	Price	Exercisable

Balance at December 30, 2000	196,500	$16.17	156,500
Granted	40,000	11.65
Exercised	—	—
Expired/Forfeited	(10,500)	17.81

Balance at December 29, 2001	226,000	15.29	186,000
Granted	42,500	15.88
Exercised	(12,000)	12.01
Expired/Forfeited	—	—

Balance at December 28, 2002	256,500	15.53	216,500
Granted	—	—
Exercised	(55,000)	15.47
Expired/Forfeited	—	—

Balance at December 27, 2003	201,500	$15.56	201,500

Employee Restricted Stock Awards

During 2003, 2002 and 2001, the Company awarded 41,800, 36,150 and 45,350 shares respectively, of common stock to certain employees under one of its incentive programs, subject to certain vesting and performance restrictions. Compensation costs associated with these restricted shares are amortized over the vesting period or as performance measures are ratably obtained, at which time the earned portion is charged against current earnings. The deferred portion of these restricted shares is included in the accompanying balance sheet as unamortized portion of restricted stock awards.

Non-Employee Director Restricted Stock Awards

In 2003, the Company adopted the Lance, Inc. 2003 Directors Stock Plan (the 2003 Director Plan). With the adoption of the 2003 Director Stock Plan, no further awards will be made under the Company’s 1995 Nonqualified Stock Option Plan for Non-Employee Directors. The 2003 Director Plan is intended to attract and retain persons of exceptional ability to serve as Directors and to further align the interests of Directors and stockholders in enhancing the value of the Company’s Common Stock and to encourage such Directors to remain with and to devote their best efforts to the Company. The Board of Directors has reserved 50,000 shares of Common Stock for issuance under the 2003 Director Plan. This number is subject to adjustment in the event of stock dividends and splits, recapitalizations and similar transactions. The 2003 Director Plan is administered by the Board of Directors.

During 2003, the Company awarded 10,000 shares of common stock to the Company’s directors, subject to certain vesting restrictions. Compensation costs associated with these restricted shares are amortized over the vesting period, at which time the earned portion is charged against current earnings. The deferred portion of these restricted shares is included in the accompanying balance sheet as unamortized portion of restricted stock awards.

(9)  OTHER COMMITMENTS AND CONTINGENCIES

The Company has entered into contractual agreements providing severance benefits to certain key employees in the event of a change in control of the Company. Commitments under these agreements totaled $8.2 million at December 27, 2003.

The Company has entered into contractual agreements providing severance benefits to certain key employees in the event of termination without cause. Commitments under these agreements were $4.3 million as of December 27, 2003. The maximum commitment for both the change in control and severance agreements as of December 27, 2003 was $9.6 million.

The Company leases certain facilities and equipment under contracts classified as operating leases. Rental expense was $4.6 million in 2003, $5.0 million in 2002 and $6.0 million in 2001. Future minimum lease commitments for operating leases at December 27, 2003 were as follows:

(in thousands)

2004	$1,495
2005	835
2006	540
2007	88
2008	57
Thereafter	61

Total operating lease commitments	$3,076

The Company also maintains standby letters of credit in connection with its self insurance reserves for casualty claims. These letters of credit amounted to $11.6 million as of December 27, 2003.

In addition, the Company entered into a long-term guaranteed payment commitment during 2000 with a supplier. Under the terms of this agreement, to the extent the Company’s purchases exceed an agreed upon amount no additional amount is due from the Company. However, if purchases are below this amount, the Company is required to compensate the supplier. In addition, the Company has provided a guarantee to a third party for fixed asset financing for the supplier. The maximum annual payment guarantees to both the supplier and the third party are $0.8 million per year through 2007 and $0.2 million in 2008. The total amount outstanding under these guarantees was $3.6 million as of December 27, 2003. For the years ended December 27, 2003, December 28, 2002 and December 29, 2001, the Company paid $0.4 million, $0.2 million and $0.2 million, respectively, due to the minimum guarantees under this commitment. These costs are included in cost of sales in the consolidated financial statements.

The Company has entered into agreements with suppliers for certain commodities and packaging materials used in the production process. These agreements are entered into in the normal course of business and consist of agreements to purchase a certain quantity over a certain period of time.

As of December 27, 2003, the Company had outstanding purchase commitments totaling approximately $33.8 million. These commitments range in length from a few weeks to 12 months.

The Company’s decision to distribute certain of its products through its route sales system resulted in the termination of certain independent distributors. In 2003, one of these distributors filed a civil action for an unspecified amount of damages. Other former distributors have asserted claims against the Company but have not filed a civil action. The pending civil action is in its early stages and the Company cannot estimate its liability, if any. In addition, the Company is subject to routine litigation and claims incidental to its business. In the opinion of management, such routine litigation and claims should not have a material adverse effect upon the Company’s consolidated financial statements taken as a whole.

(10)  STOCKHOLDERS’ EQUITY

Capital Stock

The Company’s Restated Charter, as amended, authorizes 75,000,000 shares of common stock with a par value of $0.83 1/3 and 5,000,000 shares of preferred stock, par value of $1.00 per share, to be issued in such series and with such preferences, limitations and relative rights as the Board of Directors may determine from time to time. Common shares outstanding were 29,156,957 at December 27, 2003 and 29,098,582 at December 28, 2002. There were no preferred shares outstanding.

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

Other Comprehensive Income

For the years ended December 27, 2003, December 28, 2002 and December 29, 2001, the Company included in other comprehensive income an unrealized gain/(loss) due to foreign currency translation of $2,115,000, $77,000 and $(503,000), respectively. Income taxes on the foreign currency translation adjustment in other comprehensive income were not recognized because the earnings are intended to be indefinitely reinvested in those operations. Also included in accumulated other comprehensive loss as of December 27, 2003 and December 28, 2002 and December 29, 2001, was an unrealized gain/(loss) of $19,000, net of tax effect of $(12,000), $(130,000), net of tax effect of $ 76,000, and $(739,000), net of tax effect of 436,000, respectively, related to interest rate swaps accounted for in accordance with SFAS No. 133.

(11)  INTERIM FINANCIAL INFORMATION (UNAUDITED)

A summary of interim financial information follows (in thousands, except per share data):

	2003 Interim Period Ended

	March 29	June 28	September 27	December 27
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)

Net sales and other operating revenues	$132,859	$143,647	$145,006	$141,017
Cost of sales	71,038	73,593	74,917	73,625
Selling, marketing and delivery	50,436	49,023	48,684	48,566
General and administrative	7,771	6,666	7,294	7,260
Provisions for employees’ retirement plans	1,080	1,031	911	1,179
Amortization of goodwill and other intangibles	178	192	195	92
Loss on asset impairment	6,354	—	—	—
Other expense, net	170	209	155	206

Earnings before interest and taxes	(4,168)	12,933	12,850	10,089
Interest expense, net	683	849	766	822

Earnings before income taxes	(4,851)	12,084	12,084	9,267
Income taxes	(1,801)	4,280	4,460	3,367

Net (loss)/income	$(3,050)	$7,804	$7,624	$5,900

Net (loss)/income per common share – basic	$(0.10)	$0.27	$0.26	$0.20
Net (loss)/income per common share – diluted	(0.10)	0.27	0.26	0.20
Dividends declared per common share	0.16	0.16	0.16	0.16

	2002 Interim Period Ended

	March 30	June 29	September 28	December 28
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)

Net sales and other operating revenues	$137,316	$141,382	$135,753	$128,359
Cost of sales	69,477	71,353	69,818	67,523
Selling, marketing and delivery	48,919	50,222	49,070	48,086
General and administrative	8,084	6,862	5,759	6,746
Provisions for employees’ retirement plans	1,109	1,224	978	618
Amortization of goodwill and other intangibles	169	174	173	171
Other expense, net	42	37	1,097	525

Earnings before interest and taxes	9,516	11,510	8,858	4,690
Interest expense, net	915	853	760	698

Earnings before income taxes	8,601	10,657	8,098	3,992
Income taxes	3,160	3,866	2,960	1,449

Net income	$5,441	$6,791	$5,138	$2,543

Net income per common share – basic	$0.19	$0.23	$0.18	$0.09
Net income per common share – diluted	0.19	0.23	0.18	0.09
Dividends declared per common share	0.16	0.16	0.16	0.16

Independent Auditors’ Report

The Board of Directors and Stockholders
Lance, Inc.:

We have audited the accompanying consolidated balance sheets of Lance, Inc. and subsidiaries as of December 27, 2003 and December 28, 2002 and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the fiscal years in the three-year period ended December 27, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lance, Inc. and subsidiaries as of December 27, 2003 and December 28, 2002, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 27, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the Consolidated Financial Statements, the Company changed its method of accounting for goodwill and certain intangible assets as required by Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002.

/s/ KPMG LLP

Charlotte, North Carolina
January 28, 2004

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s filings under the Exchange Act.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 27, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Items 10 through 14 are incorporated herein by reference to the sections captioned Principal Stockholders and Holdings of Management, Election of Directors, The Board of Directors and its Committees, Compensation Committee and Stock Award Committee Interlocks and Insider Participation, Director Compensation, Section 16(a) Beneficial Ownership Reporting Compliance, Executive Officer Compensation and Ratification of Selection of Independent Accountants in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 2004 and to the Separate Item in Part I of this Annual Report captioned Executive Officers of the Registrant.

Item 10. Directors and Executive Officers of the Registrant.

Code of Ethics

The Company has adopted a Code of Conduct and Ethics which covers its officers and employees. In addition, the Company has adopted a Code of Ethics for Directors and Senior Financial Officers which covers the members of the Board of Directors, Senior Financial Officers, including the Chief Executive Officer, Chief Financial Officer, Treasurer, Corporate Controller and Principal Accounting Officer. These Codes are posted on the Company’s website at www.lance.com.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)1.      Financial Statements.

                  The following financial statements are filed as part of this report:

Page

Consolidated Statements of Income for the Fiscal Years Ended December 27, 2003, December 28, 2002 and December 29, 2001	24
Consolidated Balance Sheets as of December 27, 2003 and December 28, 2002	25
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Fiscal Years Ended December 27, 2003, December 28, 2002 and December 29, 2001	26
Consolidated Statements of Cash Flows for the Fiscal Years Ended December 27, 2003, December 28, 2002 and December 29, 2001	27
Notes to Consolidated Financial Statements	28
Independent Auditors’ Report	52

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

          10.4 Lance, Inc. 2003 Key Employee Stock Plan, incorporated herein by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8, File No. 333-104960.

          10.5 Lance, Inc. 2003 Director Stock Plan, incorporated herein by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8, File No. 333-104961.

          10.6* Lance, Inc. Benefit Restoration Plan, incorporated herein by reference to Exhibit 10(vi) to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 11, 1994.

          10.7* Lance, Inc. 1999 Long-Term Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 27, 1999.

          10.8* Lance, Inc. 2000 Long-Term Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

          10.9* Lance, Inc. 2001 Long-Term Incentive Plan for Officers incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 31, 2001.

          10.10* Lance, Inc. 2002 Annual Performance Incentive Plan for Officers incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 30, 2002.

          10.11* Lance, Inc. 2002 Long-Term Incentive Plan for Officers incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 30, 2002.

          10.12* Lance, Inc. 2003 Annual Performance Incentive Plan for Officers incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended September 27, 2003.

          10.13* Lance, Inc. 2003 Long-Term Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 29, 2003.

          10.14* Chairman of the Board Compensation Letter dated April 19, 1996 incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 15, 1996.

          10.15* Chairman of the Board Compensation Letter dated October 6, 1998, incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 26, 1998.

          10.16* Chairman of the Board Compensation Letter dated February 16, 1999, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 27, 1999.

          10.17* Form of Compensation and Benefits Assurance Agreement between the Registrant and each of Paul A. Stroup, III, Earl D. Leake, B. Clyde Preslar, L. R. Gragnani, H. Dean Fields and Frank I. Lewis, incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

          10.18* Executive Severance Agreement dated November 7, 1997 between the Registrant and Paul A. Stroup, III, incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

          10.19* Amendment to Executive Severance Agreement dated July 26, 2001 between the Lance, Inc. and Paul A. Stroup, III, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended September 29, 2001.

          10.20* Executive Severance Agreement dated November 7, 1997 between the Registrant and Earl D. Leake, incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

          10.21* Amendment to Executive Severance Agreement dated July 26, 2001 between the Lance, Inc. and Earl D. Leake, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended September 29, 2001.

          10.22* Form of Executive Severance Agreement between the Registrant and each of B. Clyde Preslar, Richard G. Tucker, L. R. Gragnani, H. Dean Fields, David R. Perzinski and Margaret E. Wicklund, incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

          10.23* Agreement dated February 28, 2003 between the Registrant and Richard G. Tucker, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 29, 2003.

          10.24 Second Amended and Restated Credit Agreement dated as of February 8, 2002 among the Registrant, Lanfin Investments Inc., Bank of America, N.A., First Union

National Bank, Fleet National Bank, et al incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 30, 2002.

          10.25 Financing and Share Purchase Agreement dated August 16, 1999 between the Registrant and Bank of America, N.A. incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended September 25, 1999.

          10.26 First Amendment to Financing and Share Purchase Agreement dated as of December 17, 2001 between the Registrant and Bank of America, N.A., incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

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

     (b)  Reports on Form 8-K

          During the quarter ended December 27, 2003, a Current Report on Form 8-K was filed with the Commission on October 22, 2003 reporting the issuance of a press release reporting financial results for the quarter ended September 27, 2003.

*	Management contract.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANCE, INC.

Dated: February 20, 2004	By:	/s/ B. Clyde Preslar

B. Clyde Preslar
Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Paul A. Stroup, III Paul A. Stroup, III	Chairman of the Board President and Chief Executive Officer (Principal Executive Officer)	February 20, 2004

/s/ B. Clyde Preslar B. Clyde Preslar	Vice President (Principal Financial Officer)	February 20, 2004

/s/ Margaret E. Wicklund Margaret E. Wicklund	Controller (Principal Accounting Officer)	February 20, 2004

/s/ David L. Burner David L. Burner	Director	February 20, 2004

/s/ Alan T. Dickson Alan T. Dickson	Director	February 20, 2004

/s/ J. W. Diser J. W. Disher	Director	February 20, 2004

/s/ William R. Holland William R. Holland	Director	February 20, 2004

Signature	Capacity	Date

/s/ Scott C. Lea Scott C. Lea	Director	February 20, 2004

/s/ Wilbur J. Prezzano Wilbur J. Prezzano	Director	February 20, 2004

/s/ David V. Singer David V. Singer	Director	February 20, 2004

/s/ Robert V. Sisk Robert V. Sisk	Director	February 20, 2004

/s/ Isaiah Tidwell Isaiah Tidwell	Director	February 20, 2004

/s/ S. Lance Van Every S. Lance Van Every	Director	February 20, 2004