Form 10-Q
period 2004-03-27
LANCE INC
filed 2004-04-22
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Filed Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly (thirteen week) period ended March 27, 2004	Commission File Number 0-398

LANCE, INC.

(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of	56-0292920 (I.R.S. Employer Identification No.)
Incorporation or organization)

8600 South Boulevard
P.O. Box 32368
Charlotte, North Carolina	28232
(Address of principal executive offices)	(Zip Code)

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

     The number of shares outstanding of the registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of April 20, 2004, was 29,486,920 shares.

LANCE, INC. AND SUBSIDIARIES

INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets – March 27, 2004 (Unaudited) and December 27, 2003	3
Condensed Consolidated Statements of Income (Loss) (Unaudited) – Thirteen Weeks Ended March 27, 2004 and March 29, 2003	4
Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (Unaudited) – Thirteen Weeks Ended March 27, 2004 and March 29, 2003	5
Condensed Consolidated Statements of Cash Flows (Unaudited) – Thirteen Weeks Ended March 27, 2004 and March 29, 2003	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures about Market Risk	18
Item 4. Controls and Procedures	18
PART II. OTHER INFORMATION
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	19
Item 6. Exhibits and Reports on Form 8-K	19
SIGNATURES	20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
As of March 27, 2004 (Unaudited) and December 27, 2003
(In thousands, except share data)

	March 27,	December 27,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$21,678	$25,479
Accounts receivable (less allowance for doubtful accounts)	50,819	42,653
Inventories	23,114	24,269
Prepaid income taxes	1,157	1,907
Deferred income tax benefit	8,204	9,336
Prepaid expenses and other	4,501	3,727

Total current assets	109,473	107,371

Property, plant & equipment, net	160,180	160,677
Goodwill, net	44,827	45,070
Other intangible assets, net	7,576	7,744
Other assets	3,140	2,785

Total assets	$325,196	$323,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$5,625	$5,570
Accounts payable	13,654	12,059
Accrued compensation	12,332	15,161
Accrued profit-sharing retirement plan	967	3,904
Accrual for insurance claims	5,082	5,189
Accrual for medical insurance claims	2,704	2,882
Other payables and accrued liabilities	15,678	13,295

Total current liabilities	56,042	58,060

Other liabilities and deferred credits
Long-term debt	37,879	38,168
Deferred income taxes	26,625	27,455
Accrued postretirement health care costs	4,951	5,401
Accrual for insurance claims	8,032	7,296
Other long-term liabilities	5,065	4,667

Total other liabilities and deferred credits	82,552	82,987

Stockholders’ equity
Common stock, $0.83 1/3 par value (authorized: 75,000,000 shares; 29,483,465 and 29,156,957 shares outstanding at March 27, 2004 and December 27, 2003)	24,568	24,296
Preferred stock, $1.00 par value (authorized: 5,000,000 shares; 0 shares outstanding at March 27, 2004 and December 27, 2003)	—	—
Additional paid-in capital	7,846	3,690
Unamortized portion of restricted stock awards	(713)	(1,116)
Retained earnings	154,318	155,007
Accumulated other comprehensive loss	583	723

Total stockholders’ equity	186,602	182,600

Total liabilities and stockholders’ equity	$325,196	$323,647

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss) (Unaudited)
For the Thirteen Weeks Ended March 27, 2004 and March 29, 2003
(In thousands, except share and per share data)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 27, 2004	March 29, 2003
Net sales and other operating revenue	$144,096	$132,859

Cost of sales and operating expenses:
Cost of sales	79,122	71,038
Selling, marketing and delivery	50,018	50,436
General and administrative	7,400	7,771
Provisions for employees’ retirement plans	819	1,080
Amortization of intangibles	167	178
Loss on asset impairment	—	6,354
Other (income) expense, net	(200)	170

Total costs and expenses	137,326	137,027

Earnings (loss) before interest and income taxes	6,770	(4,168)
Interest expense, net	763	683

Earnings (loss) before income taxes	6,007	(4,851)
Income taxes expense (benefit)	2,024	(1,801)

Net income (loss)	$3,983	$(3,050)

Earnings (loss) per share
Basic	$0.14	$(0.10)
Diluted	$0.13	$(0.10)

Weighted average shares outstanding — basic	29,186,000	29,099,000
Weighted average shares outstanding — diluted	29,754,000	29,147,000

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive
Income (Loss) (Unaudited) For the Thirteen Weeks Ended March 27, 2004 and March 29, 2003
(In thousands, except share data)

				Unamortized
				Portion of		Accumulated
			Additional	Restricted		Other
		Common	Paid-in	Stock	Retained	Comprehensive
	Shares	Stock	Capital	Awards	Earnings	Income(Loss)	Total
Balance, December 28, 2002	29,098,582	$24,248	$3,025	$(693)	$155,372	$(1,411)	$180,541

Comprehensive income (loss):
Net income (loss)	—	—	—	—	(3,050)	—	(3,050)
Unrealized gain on interest rate swap, net of tax effect of $157	—	—	—	—	—	267	267
Foreign currency translation adjustment	—	—	—	—	—	656	656

Total comprehensive income (loss)							(2,127)

Cash dividends paid to stockholders	—	—	—	—	(4,657)	—	(4,657)
Cancellation and amortization of restricted stock	—	—	(169)	61	—	—	(108)

Balance, March 29, 2003	29,098,582	$24,248	$2,856	$(632)	$147,665	$(488)	$173,649

Balance, December 27, 2003	29,156,957	$24,296	$3,690	$(1,116)	$155,007	$723	$182,600

Comprehensive income (loss):
Net income	—	—	—	—	3,983	—	3,983
Unrealized gain (loss) on interest rate swap, net of tax effect of $(50)	—	—	—	—	—	(85)	(85)
Unrealized gain on forward exchange contracts, net of tax effect of $6						10	10
Foreign currency translation adjustment	—	—	—	—	—	(65)	(65)

Total comprehensive income							3,843

Cash dividends paid to stockholders	—	—	—	—	(4,672)	—	(4,672)
Stock options exercised	346,758	289	4,427	—	—	—	4,716
Cancellation and amortization of restricted stock	(20,250)	(17)	(271)	403	—	—	115

Balance, March 27, 2004	29,483,465	$24,568	$7,846	$(713)	$154,318	$583	$186,602

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Thirteen Weeks Ended March 27, 2004 and March 29, 2003
(In thousands)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 27, 2004	March 29, 2003
Operating Activities
Net income (loss)	$3,983	$(3,050)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	8,071	7,361
Loss on asset impairment	—	6,354
(Gain) loss on sale of property, net	(221)	21
Deferred income taxes	380	(5,073)
Imputed interest on deferred notes	97	77
Changes in operating assets and liabilities	(8,981)	4,042

Net cash flow provided by operating activities	3,329	9,732

Investing Activities
Purchases of property and equipment	(7,104)	(5,946)
Proceeds from sale of property and equipment	462	24

Net cash used in investing activities	(6,642)	(5,922)

Financing Activities
Dividends paid	(4,672)	(4,657)
Issuance of common stock, net	4,202	—
Repayments of debt	—	(30)

Net cash used in financing activities	(470)	(4,687)

Effect of exchange rate changes on cash	(18)	215

Decrease in cash and cash equivalents	(3,801)	(662)
Cash and cash equivalents at beginning of period	25,479	3,023

Cash and cash equivalents at end of period	$21,678	$2,361

Supplemental information:
Cash (received) paid for income taxes, net of refunds of $880 and $0, respectively	$(431)	$295
Cash paid for interest	$60	$54
Stock option exercise tax benefit included in stockholders’ equity	$514	$—

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

Notes to condensed consolidated financial statements (unaudited)

1.	The accompanying unaudited condensed consolidated financial statements of Lance, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 27, 2003 filed with the Securities and Exchange Commission on February 20, 2004. In the opinion of the Company, these condensed financial statements reflect all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the condensed consolidated financial position of the Company and its subsidiaries as of March 27, 2004 and December 27, 2003, and the condensed consolidated statements of income (loss) for the thirteen weeks ended March 27, 2004 and March 29, 2003 and the condensed statements of stockholders’ equity and comprehensive income (loss) and cash flows for the thirteen weeks ended March 27, 2004 and March 29, 2003. Certain prior year amounts shown in the accompanying condensed consolidated financial statements have been reclassified for consistent presentation.

2.	The consolidated results of operations for the thirteen weeks ended March 27, 2004 are not necessarily indicative of the results to be expected for a full year.

3.	Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include customer programs, customer returns and promotions, provisions for bad debts, inventories, useful lives of fixed assets, hedge transactions, supplemental retirement benefits, investments, intangible assets, incentive compensation, income taxes, insurance, post-retirement benefits, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.

4.	The principal raw materials used in the manufacture of the Company’s snack food products are flour, vegetable oils, sugar, potatoes, nuts, peanut butter, cheese and seasonings. The principal supplies used are flexible film, cartons, trays, boxes and bags. These raw materials and supplies are generally available in adequate quantities in the open market either from sources in the United States or from other countries and are generally contracted up to a year in advance.

5.	The Company utilizes the dollar value last-in, first-out (LIFO) method of determining the cost of the majority of its inventories. Because inventory calculations under the LIFO method are based on annual determinations, the determination of interim LIFO valuations requires that estimates be made of year-end costs and levels of inventories. The possibility of variation between estimated year-end costs and levels of LIFO inventories and the actual year-end amounts may materially affect the results of operations as finally determined for the full year.

LANCE, INC. AND SUBSIDIARIES

Notes to condensed consolidated financial statements (unaudited)

     Inventories consist of (in thousands):

	March 27, 2004	December 27, 2003
Finished goods	$15,685	$17,136
Raw materials	3,394	3,303
Supplies, etc.	8,356	8,020

Total inventories at FIFO cost	27,435	28,459
Less: Adjustments to reduce FIFO cost to LIFO cost	(4,321)	(4,190)

Total inventories	$23,114	$24,269

6.	The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the thirteen weeks ended March 27, 2004 and March 29, 2003 (there were no reconciling items for the numerator amounts of basic and diluted earnings per share):

	March 27, 2004	March 29, 2003
Weighted average number of common shares used in computing basic earnings per share	29,186,000	29,099,000
Effect of dilutive stock options and non-vested restricted stock	568,000	48,000

Weighted average number of common shares and dilutive potential common stock used in computing diluted earnings per share	29,754,000	29,147,000

Stock options excluded from the above reconciliation because they are anti-dilutive	914,000	2,424,000

7.	During the thirteen weeks ended March 27, 2004 and March 29, 2003, the Company included in accumulated other comprehensive income (loss) an unrealized (loss) gain due to foreign currency translation of $(65,000) and $656,000, respectively. Income taxes on the foreign currency translation adjustment in other comprehensive income (loss) were not recognized because the earnings are intended to be indefinitely reinvested in those operations. Also included in accumulated other comprehensive income (loss) for the thirteen weeks ended March 27, 2004 and March 29, 2003, was a net unrealized loss of $75,000, net of tax effect of $44,000 and $267,000, net of tax effect of $157,000, respectively, related to interest rate swaps and forward exchange contracts accounted for in accordance with SFAS No. 133.

8.	During the thirteen weeks ended March 29, 2003, the Company recorded severance charges of $1.1 million related to a workforce reduction. Severance charges are included in general and administrative expenses ($0.7 million), costs of goods sold ($0.2 million) and selling, marketing and delivery expenses ($0.2 million) on the Condensed Consolidated Statement of Income (Loss). During the thirteen weeks ended March 27, 2004, the Company recorded severance charges of $0.2 million, which are included in general and administrative expenses.

9.	During the thirteen weeks ended March 29, 2003, the Company discontinued distribution of its mini-sandwich cracker product line through its route sales system. The discontinuation resulted in pre-tax charges of approximately $8.4 million for the thirteen weeks ended March 29, 2003. These charges include a fixed asset impairment of $6.4 million, which is shown as a loss on asset impairment on the Condensed Consolidated Statements of Income (Loss) and

LANCE, INC. AND SUBSIDIARIES

Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidated Statements of Cash Flows. The assets are classified as held for use and are included in Property, Plant and Equipment in the accompanying Condensed Consolidated Balance Sheets. In addition, provisions for inventory-related items of $1.4 million were included in cost of sales, provisions for sales returns of $0.5 million were included in net sales and other operating revenues and provisions for selling and marketing expenses of $0.1 million were included in selling, marketing and delivery expenses. The fixed asset impairment was accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Discontinuation of the product line resulted in the performance of a recoverability test to determine if an impairment charge was needed. The fair value of the impaired assets was determined based on historical sales of comparable assets.

10.	In 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The criteria provided in SFAS No. 142 requires the testing of impairment based on fair value. The Company tests goodwill and intangible assets for impairment, no less than annually, as required under the provisions of SFAS No. 142. These tests indicated that there was no impairment of goodwill or intangible assets. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values.

As of March 27, 2004, the Company had the following acquired intangible assets recorded:

	Gross Carrying	Accumulated
(in thousands)	Amount	Amortization
Amortized Intangible Assets:
Noncompetition Agreements	$3,355	$(3,355)
Unamortized Intangible Assets:
Trademarks	$7,576	—

The noncompetition agreements have been amortized over the five-year life of the agreements. The trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely. Therefore, under the provisions of SFAS 142, the trademarks are no longer being amortized.

The changes in the carrying amount of goodwill for the quarter ended March 27, 2004 are as follows:

(in thousands)	Gross Carrying Amount
Balance as of December 27, 2003	$45,070
Changes in foreign currency exchange rates	(243)

Balance as of March 27, 2004	$44,827

LANCE, INC. AND SUBSIDIARIES

Notes to condensed consolidated financial statements (unaudited)

11.	Sales to the Company’s largest customer, Wal-Mart Stores, Inc., were approximately 17.7% of revenues for the thirteen weeks ended March 27, 2004 and 14.5% of revenues for the thirteen weeks ended March 29, 2003. Accounts receivable at March 27, 2004 and December 27, 2003 included receivables from Wal-Mart Stores, Inc. of $10.9 million and $8.8 million, respectively.

12.	The Company’s total bad debt expense for the thirteen weeks ended March 27, 2004 and March 29, 2003 amounted to $0.3 million and $0.1 million, respectively.

13.	The Company has adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” which permits entities to recognize as expense, over the vesting period, the fair value of all stock option awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the intrinsic value-based method of accounting prescribed by APB Opinion No. 25 and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Based Compensation, an interpretation of APB Opinion No. 25.” The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma net income and pro forma earnings per share disclosures for employee stock options as if the fair value based method defined under the provisions of SFAS No. 123 had been applied. The Company applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. The table below presents the pro-forma net income effect of the options using the Black-Scholes option pricing model prescribed under SFAS No. 123.

	For the thirteen weeks ended
(in thousands, except per share data)	March 27, 2004	March 29, 2003
Net income (loss) as reported	$3,983	$(3,050)
Earnings (loss) per share as reported — basic	$0.14	$(0.10)
Earnings (loss) per share as reported — diluted	$0.13	$(0.10)
Stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been applied	$55	$136
Pro-forma net income (loss)	$3,928	$(3,186)
Pro-forma earnings (loss) per share — basic	$0.13	$(0.11)
Pro-forma earnings (loss) per share — diluted	$0.13	$(0.11)

14.	The Company entered into a long-term guaranteed payment commitment during 1999 with a supplier. Under the terms of this agreement, to the extent the Company’s purchases exceed an agreed upon amount, no additional amount is due from the Company. However, if purchases are below this amount, the Company is required to compensate the supplier. In addition, the Company has provided a guarantee to a third party for fixed asset financing for the supplier. The maximum annual payment guarantees to both the supplier and third party are $0.8 million per year through 2007 and $0.2 million in 2008. The total amount outstanding under these guarantees was $3.5 million as of March 27, 2004. For the quarters ended March 27, 2004 and March 29, 2003, the Company paid $43,000 and $102,000, respectively, related to the minimum guarantees under this commitment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. The Company routinely evaluates its estimates, including those related to customer programs, customer returns and promotions, provisions for bad debts, inventories, useful lives of fixed assets, hedge transactions, supplemental retirement benefits, investments, intangible assets, incentive compensation, income taxes, insurance, post-retirement benefits, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Thirteen Weeks Ended March 27, 2004 Compared to Thirteen Weeks Ended March 29, 2003

	Thirteen weeks ended
	March 27,		March 29,
($ in thousands)	2004		2003		Difference
Revenues	$144,096	100.0%	$132,859	100.0%	$11,237	8.5%
Cost of sales	79,122	54.9%	71,038	53.5%	(8,084)	(11.4%)

Gross margin	64,974	45.1%	61,821	46.5%	3,153	5.1%
Selling, marketing, and delivery expenses	50,018	34.7%	50,436	38.0%	418	0.8%
General and administrative expenses	7,400	5.1%	7,771	5.8%	371	4.8%
Provision for employees’ retirement plans	819	0.6%	1,080	0.8%	261	24.2%
Amortization of intangibles	167	0.1%	178	0.1%	11	6.2%
Loss on asset impairment	—	0%	6,354	4.8%	6,354	100.0%
Other (income) expense, net	(200)	(0.1%)	170	0.1%	370	217.6%

Earnings (loss) before interest and taxes	6,770	4.7%	(4,168)	(3.1%)	10,938	*
Interest expense, net	763	0.5%	683	0.5%	(80)	(11.7%)
Income tax expense (benefit)	2,024	1.4%	(1,801)	(1.4%)	(3,825)	*

Net income (loss)	$3,983	2.8%	$(3,050)	(2.3%)	$7,033	*

* Calculated percentages not meaningful

During the thirteen weeks ended March 29, 2003, the Company recorded pre-tax charges of $8.4 million due to discontinuing route sales distribution of its mini-sandwich cracker product line. These discontinuation charges included $6.4 million for fixed asset impairment and other charges recorded in revenues ($0.5 million), cost of sales ($1.4 million) and selling, marketing and delivery expenses ($0.1 million). In addition, the Company recorded severance charges of $1.1 million related to a workforce reduction announced in February of 2003. Severance charges were recorded in cost of sales ($0.2 million), selling marketing and delivery expenses ($0.2 million) and general and administrative expenses ($0.7 million). During the thirteen weeks ended March 27, 2004, the Company recorded additional severance charges of approximately $0.2 million.

Revenues for the thirteen weeks ended March 27, 2004 increased $11.2 million or 8.5% as compared to the thirteen weeks ended March 29, 2003. Excluding the previously mentioned $0.5 million impact of discontinued mini-sandwich cracker distribution in 2003, total revenues increased $10.7 million or 8.1% with branded product revenues declining $2.2 million or 2.5% and non-branded product revenue increasing $12.9 million or 28.8%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

The branded product revenue decline was due primarily to lower sales of meat snacks (down $1.0 million), cakes (down $1.0 million), mini-sandwich crackers (down $0.7 million) and candy (down $0.5 million). These declines were somewhat offset by increased sales of nuts (up $1.0 million).

The non-branded revenue increase was due to increased private label revenues (up $10.6 million), sales of third party brands (up $1.8 million) and sales to other manufacturers (up $0.5 million). The increase in private label revenues was driven by both increased sales to a major customer (up $3.8 million) as well as expansion of the private label customer base due to increased sales development and discontinuation of a competitor’s operations. The increase in third party branded revenues was primarily due to the introduction of Don Pablo’s brand tortilla chips and salsa under a licensing arrangement beginning in December of 2003, which more than offset lower sales of other third party brands.

During 2003, the Company initiated a significant realignment of its route sales system, which includes a significant reduction in the number of low volume accounts, particularly in company-owned vending. The Company has completed the realignment in seven of its eighteen districts and plans to continue the realignment with completion scheduled in the first quarter of 2005.

For the thirteen weeks ended March 27, 2004 and March 29, 2003, the Company’s branded product revenues represented 60% and 66% of total revenues, respectively. Private label revenues represented 27% and 22% of revenues for the thirteen weeks ended March 27, 2004 and March 29, 2003, respectively. Sales to other manufacturers represented 7% of revenues for both of the thirteen-week periods and sales of third party brands increased to 6% of revenues compared to 5% in the prior year.

Gross margin for the thirteen weeks ended March 27, 2004 increased $3.2 million but declined 1.4 points as a percent of revenues compared to the prior year. The gross margin increase was significantly impacted by higher volume ($3.6 million), the 2003 charges for discontinuing mini-sandwich cracker distribution and severance provisions ($2.1 million), increased selling prices ($1.4 million) and improved packaging costs ($1.0 million), partially reduced by unfavorable mix ($2.8 million) and higher commodity costs ($1.8 million). The higher commodity costs and unfavorable mix are expected to continue throughout most of 2004. See Notes 8 and 9 of the condensed consolidated financial statements for additional discussion of severance and impairment charges recorded during the thirteen weeks ended March 29, 2003.

Selling, marketing and delivery expenses decreased $0.4 million compared to the prior year. Route sales expenses were favorable to prior year as reductions in volume-based commissions ($0.8 million) more than offset increased costs related to route realignment activities ($0.5 million) and increased route truck expenses ($0.1 million). In addition, reductions in employee benefit and casualty insurance related expenses ($0.9 million), severance provisions ($0.2 million) and various other expenses more than offset increased freight expenses ($0.9 million) and incentive provisions ($0.7 million).

General and administrative expenses decreased $0.4 million compared to prior year primarily due to reductions in severance provisions ($0.5 million).

The provision for employees’ retirement plans decreased $0.3 million compared to prior year principally due to lower than expected funding requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

During the thirteen weeks ended March 29, 2003 the Company recorded a $6.4 million loss on the impairment of fixed assets for the discontinuation of the mini-sandwich cracker product line. See Note 9 of the condensed consolidated financial statements for additional discussion of impairment charges.

Other income primarily includes gains and losses on fixed asset dispositions and foreign currency transactions. During the thirteen weeks ended March 27, 2004, the company realized gains on fixed asset dispositions of $0.2 million. During the same period in 2003, the Company realized net currency losses of $0.1 million.

Net interest expense increased to $0.8 million for the thirteen weeks ended March 27, 2004 from $0.7 million in the prior year, primarily due to foreign exchange fluctuations. See further discussion in “Liquidity and Capital Resources” section below.

The effective income tax rate decreased from 37.1% for the thirteen weeks ended March 29, 2003 to 33.7% for the thirteen weeks ended March 27, 2004. The higher rate in 2003 reflected favorable tax benefits applied against the loss generated in the quarter. For the thirteen weeks ended March 27, 2004 the effective tax rate reflects an increase in the favorable utilization of tax credits, net operating loss carry-backs and tax adjustments as well as favorable mix of earnings among the consolidated entities.

Liquidity and Capital Resources

Liquidity

For the thirteen weeks ended March 27, 2004, the principal sources of liquidity for the Company’s operating needs were provided from operating activities. Cash flows from operating activities are believed to be sufficient for the foreseeable future to enable the Company to meet the Company’s obligations, to fund capital expenditures and to pay dividends to the Company’s stockholders. As of March 27, 2004, cash and cash equivalents totaled $21.7 million.

Cash Flow

Net cash flow provided by operating activities was $3.3 million for the thirteen weeks ended March 27, 2004. This compares to $9.7 million for the thirteen weeks ended March 29, 2003. The $6.4 million decrease was primarily due to increased working capital requirements related to an eight percent revenue increase for the thirteen weeks ended March 27, 2004 compared to the thirteen weeks ended March 29, 2003. Working capital (other than cash and cash equivalents) increased to $31.8 million from $23.8 million at December 27, 2003.

Net cash flow used in investing activities was $6.6 million for the thirteen weeks ended March 27, 2004. Cash expenditures for fixed assets and other capital expenditures (principally step-vans for field sales representatives, manufacturing equipment and sales displays) totaled $7.1 million, partially funded by proceeds from the sale of real and personal property for $0.5 million in the thirteen weeks ended March 27, 2004.

Cash used in financing activities for the thirteen weeks ended March 27, 2004 and March 29, 2003 totaled $0.5 million and $4.7 million, respectively. During the thirteen weeks ended March 27, 2004 and March 29, 2003 the Company paid dividends of $0.16 per share totaling $4.7 million each quarter. During the thirteen weeks ended March 27, 2004, proceeds from the issuance of 346,758 shares of common stock provided cash of $4.2 million from the exercise of employee stock options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Stock Repurchases

On January 29, 2004, the Board of Directors authorized the repurchase of up to 1.0 million shares of the Company’s common stock. For the thirteen weeks ended March 27, 2004 and March 29, 2003, the Company did not repurchase any shares of its common stock and currently has no active program for the repurchase of shares of its common stock.

Dividends

On April 22, 2004 the Board of Directors declared a $0.16 regular quarterly cash dividend payable on May 20, 2004 to stockholders of record on May 10, 2004.

Capital Expenditures

The Company’s capital expenditures are expected to continue at a level sufficient to support its strategic and operating needs. Projected 2004 capital expenditures of $30 to $35 million will be funded primarily by net cash flow from operating activities and cash on hand. There were no material long-term commitments for capital expenditures as of March 27, 2004.

Debt

Through the Company’s unsecured revolving credit agreement, the Company has the ability to borrow up to $60 million and Canadian (“Cdn”) $25 million through February 2007. At December 27, 2003, there were no amounts outstanding on these revolving credit facilities. Borrowing and repayments under these revolving credit facilities are similar in nature to short-term credit lines; however, due to the nature and terms of the agreements allowing repayment through February 2007, all borrowings under these facilities are generally classified as long-term debt.

The current portion of long-term debt of $5.6 million at March 27, 2004 was paid by the Company on April 1, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

At March 27, 2004 and December 27, 2003, the Company had the following debt outstanding:

	March 27,	December 27,
(in thousands)	2004	2003
Unsecured revolving credit facility	$—	$—
Cdn $50 million unsecured term loan	37,879	38,168
Deferred notes payable	5,625	5,570

Total debt	43,504	43,738
Less: current portion of long-term debt	(5,625)	(5,570)

Total long-term debt	$37,879	$38,168

As of March 27, 2004, cash and cash equivalents totaled $21.7 million. Additional borrowings available under all credit facilities totaled $79.5 million. The Company has complied with all financial covenants contained in the financing agreements.

The carrying amount of the long-term debt, which is denominated in Canadian dollars, decreased by $0.3 million from December 27, 2003 due to changes in the US dollar – Canadian dollar foreign exchange rate of ($0.4 million) and imputed interest on the deferred notes of $0.1 million.

The Company also maintains standby letters of credit in connection with its self-insurance reserves for casualty claims. The total amount of these letters of credit was $12.4 million as of March 27, 2004.

Commitments and Contingencies

The Company leases certain facilities and equipment classified as operating leases. The future minimum lease commitments for operating leases as of March 27, 2004 were $3.6 million.

The Company has entered into agreements with suppliers for the purchase of certain commodities and packaging materials used in the production process. These agreements are entered into in the normal course of business and consist of agreements to purchase a certain quantity over a certain period of time. As of March 27, 2004, the Company had outstanding purchase commitments totaling approximately $59.4 million. These commitments range in length from a few weeks to 18 months.

Off-Balance Sheet Arrangements

The Company entered into a long-term guaranteed payment commitment during 1999 with a supplier. Under the terms of this agreement, to the extent the Company’s purchases exceed an agreed upon amount, no additional amount is due from the Company. However, if purchases are below this amount, the Company is required to compensate the supplier. In addition, the Company has provided a guarantee to a third party for fixed asset financing for the supplier. The maximum annual payment guarantees to both the supplier and third party are $0.8 million per year through 2007 and $0.2 million in 2008. The total amount outstanding under these guarantees was $3.5 million as of March 27, 2004. For the quarters ended March 27, 2004 and March 29, 2003, the Company paid $43,000 and $102,000, respectively, related to the minimum guarantees under this commitment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

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

The Company is exposed to the impact of changing commodity prices for raw materials. At times, the Company enters into commodity futures and option contracts to manage fluctuations in prices of anticipated purchases of certain raw materials. The Company’s policy is to use such commodity derivative financial instruments only to the extent necessary to manage these exposures. The Company does not use these financial instruments for trading purposes. As of March 27, 2004, the Company had no outstanding commodity futures or option contracts.

Most of the Company’s ongoing long-term debt obligations incur interest at floating rates, based on changes in U.S. Dollar LIBOR, Canadian Dollar LIBOR and prime rate interest. To manage exposure to changing interest rates, the Company selectively enters into interest rate swap agreements to maintain a desirable proportion of fixed to variable rate debt. In September 2001, the Company entered into an interest rate swap agreement in order to manage the risk associated with variable interest rates. The variable-to-fixed interest rate swap is accounted for as a cash flow hedge, with effectiveness assessed based on changes in the present value of interest payments on the underlying debt. The notional amount, interest payment and maturity dates of the swap match the principal, interest payment and maturity dates of the related debt. The interest rate on the swap was fixed at 5.9%, including applicable margin. The underlying notional amount of the swap agreement is Cdn $50 million. The fair value of the interest rate swap, determined by a third party financial institution, was $1.5 million as of March 27, 2004 and $1.4 million as of December 27, 2003, and is included in other long-term liabilities.

At March 27, 2004 the Company’s total debt was $43.5 million with interest rates ranging from 5.90% to 7.00%, and a weighted average interest rate of 6.04%. At December 27, 2003, the Company’s total debt was $43.7 million with interest rates ranging from 5.90% to 7.00%, and a weighted average interest rate of 6.04%. The $37.9 million in long-term debt at March 27, 2004 is fixed rate debt or was effectively fixed at 5.90% through an interest rate swap agreement. The $5.6 million current portion of long-term debt at March 27, 2004 was paid on April 1, 2004. A 10% increase in U.S. LIBOR and Canadian LIBOR would have had an immaterial impact on interest expense for the thirteen weeks ended March 27, 2004 and March 29, 2003.

The Company is exposed to certain credit risks related to its accounts receivable. The Company performs ongoing credit evaluations of its customers to minimize the potential exposure. As of March 27, 2004 and December 27, 2003, the Company had allowances for doubtful accounts of $1.8 million.

Through the operations of the Company’s Canadian subsidiary, the Company has an exposure to foreign exchange rate fluctuations, primarily between U.S. dollars and Canadian dollars. During the thirteen weeks ended March 27, 2004, and subsequently through April 2004, the Company entered into a series of forward contracts to mitigate a portion of this foreign exchange rate exposure. These contracts have maturities through December 23, 2004.

The indebtedness used to finance the acquisition of the Company’s Canadian subsidiary is denominated in Canadian dollars and serves as an economic hedge of the net asset investment in the

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

subsidiary. Due to foreign currency fluctuations during the thirteen weeks ended March 27, 2004 and March 29, 2003, the Company recorded a $0.1 million loss and a $0.7 million gain, respectively, in other comprehensive income as a result of the translation of the subsidiary’s financial statements into U.S. dollars.

Inflation and changing prices have not had a material impact on the Company’s net sales and income for the last three years, except for the increase in commodity costs during 2003. Through the thirteen weeks ended March 27, 2004, commodity costs were up $1.8 million compared to the thirteen weeks ended March 29, 2003. The higher commodity costs are expected to continue throughout most of 2004.

Forward-Looking Statements and Risk Factors

The Company, from time to time, makes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which may be written or oral, reflect expectations of management of the Company at the time such statements are made. The Company is filing this cautionary statement to identify certain important factors that could cause the Company’s actual results to differ materially from those in any forward-looking statements made by or on behalf of the Company.

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

Effectiveness of Sales and Marketing Activities

The Company’s plans for long-term profitable sales growth depend on the ability of the Company to improve the effectiveness of its distribution systems, to develop and execute effective marketing strategies, to develop and introduce successful new products and to obtain increased distribution through significant trade channels such as mass merchandisers, convenience and grocery stores. During 2003, the Company began the implementation of a sales route realignment plan to improve the overall effectiveness of its route sales system by improving route sales averages through account rationalization and reducing the overall costs of operating the route sales system. The Company has completed the realignment in seven of eighteen districts and there is no assurance that targeted results will be achieved. Also, distribution of the Company’s products through vending machines

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

remains a significant outlet for its products and a continued decline in revenue from this source could have an adverse effect upon the Company’s results.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which the Company is exposed that may adversely impact results of operations and financial position include changes in certain raw material prices, interest and foreign exchange rates and credit risks. Quantitative and qualitative disclosures about these market risks are included under “Market Risks” in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 27, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Registrant’s Second Amended and Restated Credit Agreement dated February 8, 2002, restricts payment of cash dividends and repurchases of common stock by the Registrant if, after payment of any such dividends or any such repurchases of common stock, the Registrant’s consolidated stockholders’ equity would be less than $125,000,000. At March 27, 2004, the Registrant’s consolidated stockholders’ equity was $186,602,000.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Restated Articles of Incorporation of Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998.
3.2	Articles of Amendment of Lance, Inc. dated July 14, 1998 designating rights, preferences and privileges of the Registrant’s Series A Junior Participating Preferred Stock, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

3.3	Bylaws of Lance, Inc., as amended through April 25, 2002, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 29, 2002.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

During the quarter ended March 27, 2004, a Current Report on Form 8-K was filed with the Commission on January 29, 2004 reporting the issuance of a press release reporting financial results for the quarter and fiscal year ended December 27, 2003.

Items 1, 3, 4 and 5 are not applicable and have been omitted.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCE, INC.
	By:	/s/ B. Clyde Preslar
B. Clyde Preslar
Dated: April 22, 2004		Vice President, Chief Financial Officer and Secretary

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

EXHIBITS
Item 6(a)

FORM 10-Q
QUARTERLY REPORT

For the quarterly period ended March 27, 2004	Commission File Number 0-398

LANCE, INC.

EXHIBIT INDEX

Exhibit
No.	Exhibit Description
3.1	Restated Articles of Incorporation of Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998.

3.2	Articles of Amendment of Lance, Inc. dated July 14, 1998 designating rights, preferences and privileges of the Registrant’s Series A Junior Participating Preferred Stock, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

3.3	Bylaws of Lance, Inc., as amended through April 25, 2002, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 29, 2002.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.