Form 10-Q
period 2004-09-25
LANCE INC
filed 2004-10-21
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Filed Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly (thirteen week) period ended September 25, 2004	Commission File Number 0-398

LANCE, INC.

(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-0292920 (I.R.S. Employer Identification No.)

8600 South Boulevard P.O. Box 32368 Charlotte, North Carolina (Address of principal executive offices)	28232 (Zip Code)

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

Yes      ☒                     No      ☐

     The number of shares outstanding of the registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of October 19, 2004, was 29,590,240 shares.

LANCE, INC. AND SUBSIDIARIES

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – September 25, 2004 (Unaudited) and December 27, 2003	3

Condensed Consolidated Statements of Income (Unaudited) – Thirteen and Thirty-Nine Weeks Ended September 25, 2004 and September 27, 2003	4

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited) – Thirty-Nine Weeks Ended September 25, 2004 and September 27, 2003	5

Condensed Consolidated Statements of Cash Flows (Unaudited) – Thirty-Nine Weeks Ended September 25, 2004 and September 27, 2003	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 6. Exhibits and Reports on Form 8-K	21

SIGNATURES	23

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
As of September 25, 2004 (Unaudited) and December 27, 2003
(In thousands, except share data)

	September 25,	December 27,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$30,344	$25,479
Accounts receivable (less allowance for doubtful accounts)	52,993	41,877
Inventories	26,426	24,269
Refundable income taxes	444	1,907
Deferred income tax benefit	5,991	9,336
Prepaid expenses and other	5,608	4,520

Total current assets	121,806	107,388

Other assets
Property, plant & equipment, net	160,282	160,677
Goodwill, net	46,082	45,070
Other intangible assets, net	7,753	8,064
Other assets	2,816	2,448

Total assets	$338,739	$323,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$39,370	$5,570
Accounts payable	16,130	12,003
Accrued compensation	17,398	15,299
Accrued profit-sharing retirement plan	3,239	3,960
Accrual for insurance claims	5,262	5,189
Accrual for medical insurance claims	3,059	2,897
Income taxes payable	3,953	2,156
Other payables and accrued liabilities	14,661	10,986

Total current liabilities	103,072	58,060

Other liabilities and deferred credits
Long-term debt	—	38,168
Deferred income taxes	25,672	27,455
Accrued postretirement health care costs	4,223	5,401
Accrual for insurance claims	7,673	7,296
Other long-term liabilities	3,588	4,667

Total other liabilities and deferred credits	41,156	82,987

Stockholders’ equity
Common stock, $0.83 1/3 par value (authorized: 75,000,000 shares; 29,589,490 and 29,156,957 shares outstanding at September 25, 2004 and December 27, 2003)	24,656	24,296
Preferred stock, $1.00 par value (authorized: 5,000,000 shares; 0 shares outstanding at September 25, 2004 and December 27, 2003)	—	—
Additional paid-in capital	9,105	3,690
Unamortized portion of restricted stock awards	(347)	(1,116)
Retained earnings	159,489	155,007
Accumulated other comprehensive income	1,608	723

Total stockholders’ equity	194,511	182,600

Total liabilities and stockholders’ equity	$338,739	$323,647

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)
For the Thirteen and Thirty-Nine Weeks Ended September 25, 2004 and September 27, 2003
(In thousands, except share and per share data)

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Net sales and other operating revenue	$154,876	$145,063	$451,024	$421,760

Cost of sales and operating expenses:
Cost of sales	83,358	74,969	243,784	219,788
Selling, marketing and delivery	50,569	48,927	152,087	148,638
General and administrative	7,653	7,052	22,511	21,235
Provisions for employees’ retirement plans	1,359	915	3,297	3,032
Amortization of intangibles	—	195	167	565
Loss on asset impairment	—	—	—	6,354
Other (income)/expense, net	(454)	155	(706)	533

Total costs and expenses	142,485	132,213	421,140	400,145

Earnings before interest and income taxes	12,391	12,850	29,884	21,615

Interest expense, net	575	766	1,945	2,298

Earnings before income taxes	11,816	12,084	27,939	19,317

Income taxes	3,866	4,460	9,332	6,938

Net income	$7,950	$7,624	$18,607	$12,379

Earnings per share
Basic	$0.27	$0.26	$0.63	$0.43
Diluted	$0.27	$0.26	$0.63	$0.42

Weighted average shares outstanding — basic	29,488,000	29,011,000	29,369,000	29,011,000
Weighted average shares outstanding — diluted	29,778,000	29,195,000	29,674,000	29,164,000

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive
Income (Unaudited) For the Thirty-Nine Weeks Ended September 25, 2004 and
September 27, 2003
(In thousands, except share data)

				Unamortized
				Portion of		Accumulated
			Additional	Restricted		Other
		Common	Paid-in	Stock	Retained	Comprehensive
	Shares	Stock	Capital	Awards	Earnings	Income(Loss)	Total

Balance, December 28, 2002	29,098,582	$24,248	$3,025	$(693)	$155,372	$(1,411)	$180,541

Comprehensive income:
Net income	—	—	—	—	12,379	—	12,379
Unrealized loss on interest rate swap, net of tax effect of $(36)	—	—	—	—	—	(65)	(65)
Foreign currency translation adjustment	—	—	—	—	—	1,799	1,799

Total comprehensive income							14,113

Cash dividends paid to stockholders	—	—	—	—	(13,982)	—	(13,982)
Stock options exercised	875	1	8	—	—	—	9
Issuance of restricted stock, net of cancellations	35,100	30	145	(232)	—	—	(57)

Balance, September 27, 2003	29,134,557	$24,279	$3,178	$(925)	$153,769	$323	$180,624

Balance, December 27, 2003	29,156,957	$24,296	$3,690	$(1,116)	$155,007	$723	$182,600

Comprehensive income:
Net income	—	—	—	—	18,607	—	18,607
Unrealized gain on interest rate swap, net of tax effect of $218	—	—	—	—	—	369	369
Unrealized gain on forward exchange contracts, net of tax effect of $48	—	—	—	—	—	87	87
Foreign currency translation adjustment	—	—	—	—	—	429	429

Total comprehensive income							19,492

Cash dividends paid to stockholders	—	—	—	—	(14,125)	—	(14,125)
Stock options exercised	460,733	383	5,777	—	—	—	6,160
Issuance of restricted stock, net of cancellations	(28,200)	(23)	(362)	769	—	—	384

Balance, September 25, 2004	29,589,490	$24,656	$9,105	$(347)	$159,489	$1,608	$194,511

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Thirty-Nine Weeks Ended September 25, 2004 and September 27, 2003
(In thousands)

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	September 25,	September 27,
	2004	2003
Operating Activities
Net income	$18,607	$12,379
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	21,434	21,897
Loss on asset impairment	—	6,354
Gain on sale of property, net	(665)	(124)
Deferred income taxes	1,242	(3,688)
Imputed interest on deferred notes	97	360
Changes in operating assets and liabilities	(2,006)	3,096

Net cash flow provided by operating activities	38,709	40,274

Investing Activities
Purchases of property and equipment	(20,574)	(14,140)
Proceeds from sale of property and equipment	1,060	651

Net cash used in investing activities	(19,514)	(13,489)

Financing Activities
Dividends paid	(14,125)	(13,982)
Issuance of common stock, net	5,438	9
Repayments of debt	(5,648)	(59)

Net cash used in financing activities	(14,335)	(14,032)

Effect of exchange rate changes on cash	5	713

Increase in cash and cash equivalents	4,865	13,466
Cash and cash equivalents at beginning of period	25,479	3,023

Cash and cash equivalents at end of period	$30,344	$16,489

Supplemental cash flow information:
Cash paid for income taxes, net of refunds of $992 and $0, respectively	$5,527	$6,381
Cash paid for interest	$1,259	$1,169
Stock option exercise tax benefit included in Stockholders’ equity	$722	$—

See notes to condensed consolidated financial statements (unaudited).

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	The accompanying unaudited condensed consolidated financial statements of Lance, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 27, 2003 filed with the Securities and Exchange Commission on February 20, 2004. In the opinion of the Company, these condensed financial statements reflect all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the condensed consolidated financial position of the Company and its subsidiaries as of September 25, 2004 and December 27, 2003, and the condensed consolidated statements of income for the thirteen and thirty-nine weeks ended September 25, 2004 and September 27, 2003 and the condensed statements of stockholders’ equity and comprehensive income and cash flows for the thirty-nine weeks ended September 25, 2004 and September 27, 2003. Certain prior year amounts shown in the accompanying condensed consolidated financial statements have been reclassified for consistent presentation.

2.	The consolidated results of operations for the thirty-nine weeks ended September 25, 2004 are not necessarily indicative of the results to be expected for a full year.

3.	Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include customer programs, customer returns and promotions, provisions for bad debts, inventories, useful lives of fixed assets, hedge transactions, supplemental retirement benefits, investments, intangible assets, incentive compensation, income taxes, insurance, post-retirement benefits, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.

4.	The principal raw materials used in the manufacture of the Company’s snack food products are flour, vegetable oils, sugar, potatoes, nuts, peanut butter, cheese and seasonings. The principal supplies used are flexible film, cartons, trays, boxes and bags. These raw materials and supplies are generally available in adequate quantities in the open market either from sources in the United States or from other countries and are generally contracted up to a year in advance.

5.	The Company utilizes the dollar value last-in, first-out (LIFO) method of determining the cost of the majority of its inventories. Because inventory calculations under the LIFO method are based on annual determinations, the determination of interim LIFO valuations requires that estimates be made of year-end costs and levels of inventories. The possibility of variation between estimated year-end costs and levels of LIFO inventories and the actual year-end amounts may materially affect the results of operations as finally determined for the full year.

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Inventories consist of (in thousands):

	September 25,	December 27,
	2004	2003
Finished goods	$19,005	$17,136
Raw materials	3,522	3,303
Supplies, etc.	8,367	8,020

Total inventories at FIFO cost	30,894	28,459
Less: Adjustments to reduce FIFO cost to LIFO cost	(4,468)	(4,190)

Total inventories	$26,426	$24,269

6.	The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the thirteen weeks ended September 25, 2004 and September 27, 2003 (there were no reconciling items for the numerator amounts of basic and diluted earnings per share):

	September 25,	September 27,
	2004	2003
Weighted average number of common shares used in computing basic earnings per share	29,488,000	29,011,000

Effect of dilutive stock options and non-vested restricted stock	290,000	184,000

Weighted average number of common shares and dilutive potential common stock used in computing diluted earnings per share	29,778,000	29,195,000

Stock options excluded from the above reconciliation because they are anti-dilutive	1,119,000	2,225,000

7.	During the thirty-nine weeks ended September 25, 2004 and September 27, 2003, the Company included in accumulated other comprehensive income/ (loss) an unrealized gain due to foreign currency translation of $0.4 million and $1.8 million, respectively. Income taxes on the foreign currency translation adjustment in other comprehensive income/ (loss) were not recognized because the earnings are intended to be indefinitely reinvested in those operations. Also included in accumulated other comprehensive income/(loss) for the thirty-nine weeks ended September 25, 2004 and September 27, 2003, was an unrealized gain of $456,000 net of tax effect of $266,000 and $65,000 loss, net of tax effect of $36,000, respectively, related to an interest rate swap and forward exchange contracts accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133.

8.	During the thirty-nine weeks ended September 27, 2003, the Company recorded severance charges of $1.2 million related to a workforce reduction. Severance charges are included in general and administrative expenses ($0.7 million), costs of goods sold ($0.2 million) and selling, marketing and delivery expenses ($0.3 million) on the Condensed Consolidated Statement of Income.

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

9.	During the thirty-nine weeks ended September 27, 2003, the Company discontinued distribution of its mini-sandwich cracker product line through its route sales system. The discontinuation resulted in pre-tax charges of approximately $8.4 million for the thirteen weeks ended March 29, 2003. These charges include a fixed asset impairment of $6.4 million, which is shown as a loss on asset impairment on the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows. The assets are classified as held for use and are included in Property, Plant and Equipment in the accompanying Condensed Consolidated Balance Sheets. In addition, provisions for inventory-related items of $1.4 million were included in cost of sales, provisions for sales returns of $0.5 million were included in net sales and other operating revenue and provisions for selling and marketing expenses of $0.1 million were included in selling, marketing and delivery expenses. The fixed asset impairment was accounted for under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Discontinuation of the product line resulted in the performance of a recoverability test to determine if an impairment charge was needed. The fair value of the impaired assets was determined based on historical sales of comparable assets.

10.	In 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The criteria provided in SFAS No. 142 require the testing of impairment based on fair value. The Company tests goodwill and intangible assets for impairment, no less than annually, as required under the provisions of SFAS No. 142. These tests indicated that there was no impairment of goodwill or intangible assets. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values.

As of September 25, 2004, the Company had trademarks with a carrying value of $7.6 million. Trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely. Therefore, under the provisions of SFAS 142, the trademarks are no longer amortized. All other intangible assets are amortized over their useful lives.

The changes in the carrying amount of goodwill for the thirty-nine weeks ended September 25, 2004 are as follows:

Net Carrying
(in thousands)	Amount
Balance as of December 27, 2003	$45,070
Foreign currency exchange rate changes	1,012

Balance as of September 25, 2004	$46,082

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

11.	Sales to the Company’s largest customer (Wal-Mart Stores, Inc.) were 19.4% of revenue for the thirteen weeks ended September 25, 2004 and 17.1% of revenue for the thirteen weeks ended September 27, 2003 and 18.6% of revenue and 15.8% of revenue for the thirty-nine weeks ended September 25, 2004 and September 27, 2003, respectively. Accounts receivable at September 25, 2004 and December 27, 2003 included receivables from Wal-Mart Stores, Inc. totaling $13.5 million and $10.3 million, respectively.

12.	The Company’s total bad debt expense for the thirteen weeks ended September 25, 2004 and September 27, 2003 was $28,000 and $302,000, respectively. For the thirty-nine weeks ended September 25, 2004 and September 27, 2003, total bad debt expense was $0.5 million and $0.6 million, respectively. Bad debt expense is included in selling, marketing and delivery expenses.

13.	The Company has adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” which permits entities to recognize as expense over the vesting period the fair value of all stock option awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the intrinsic value-based method of accounting prescribed by Accounting Policy Bulletin (“APB”) Opinion No. 25 and related interpretations including Financial Accounting Standard Boards (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Based Compensation, an Interpretation of APB Opinion No. 25.” The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma net income and pro forma earnings per share disclosures for employee stock options as if the fair value based method defined under the provisions of SFAS No. 123 had been applied. The Company applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. The table below presents the pro-forma net income effect of the options using the Black-Scholes option pricing model prescribed under SFAS No. 123.

	For the thirteen weeks ended
(in thousands, except per share data)	September 25, 2004	September 27, 2003

Net income as reported	$7,950	$7,624
Earnings per share as reported — basic	0.27	0.26
Earnings per share as reported — diluted	0.27	0.26

Stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been applied	102	47
Pro-forma net income	7,848	7,577
Pro-forma earnings per share — basic	0.27	0.26
Pro-forma earnings per share — diluted	$0.26	$0.26

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the thirty-nine weeks ended
(in thousands, except per share data)	September 25, 2004	September 27, 2003

Net income as reported	$18,607	$12,379
Earnings per share as reported — basic	0.63	0.43
Earnings per share as reported — diluted	0.63	0.42

Stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been applied	260	239
Pro-forma net income	18,347	12,140
Pro-forma earnings per share — basic	0.62	0.42
Pro-forma earnings per share — diluted	$0.62	$0.42

14.	The Company entered into a long-term guaranteed payment commitment during 1999 with a supplier. Under the terms of this agreement, to the extent the Company’s purchases exceed an agreed upon amount, no additional amount is due from the Company. However, if purchases are below this amount, the Company is required to compensate the supplier. In addition, the Company has provided a guarantee to a third party for fixed asset financing for the supplier. The maximum annual payment guarantees to both the supplier and third party are $0.8 million per year through 2007 and $0.2 million in 2008. The total amount outstanding under these guarantees was $3.2 million as of September 25, 2004. For the thirteen weeks ended September 25, 2004 and September 27, 2003, the Company paid $40,000 and $105,000, respectively, and for the thirty-nine weeks ended September 25, 2004 and September 27, 2003 the Company paid $156,000 and $324,000, respectively related to the minimum guarantees under this commitment.

15.	Net periodic benefit cost (benefit) for the Company’s post-retirement medical benefit plan for the thirty-nine weeks ended September 25, 2004 and September 27, 2003 consists of the following:

	For the thirty-nine weeks ended
(in thousands)	September 25, 2004	September 27, 2003

Components of net periodic benefit cost
Service cost	$68,927	$125,284
Interest cost	102,323	137,895
Recognition of prior service costs	(187,673)	(362,371)
Recognized net gain	(734,839)	(669,944)

Net periodic benefit	$(751,262)	$(769,136)

For the thirty-nine weeks ended September 25, 2004, the Company paid $0.6 million in retiree benefit claims and received $0.2 million in plan participant contributions.

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

Results of Operations

Thirteen Weeks Ended September 25, 2004 Compared to Thirteen Weeks Ended September 27, 2003

	Thirteen weeks ended
	September 25,		September 27,
($ In thousands)	2004		2003		Difference
Revenue	$154,876	100.0%	$145,063	100.0%	$9,813	6.8%
Cost of sales	83,358	53.8%	74,969	51.7%	8,389	11.2%

Gross margin	71,518	46.2%	70,094	48.3%	1,424	2.0%
Selling, marketing and delivery expenses	50,569	32.7%	48,927	33.7%	1,642	3.4%
General and administrative expenses	7,653	4.9%	7,052	4.9%	601	8.5%
Provision for employees’ retirement plans	1,359	0.9%	915	0.6%	444	48.5%
Amortization of intangibles	0	0.0%	195	0.1%	(195)	(100.0%)
Other (income) expense, net	(454)	(0.3%)	155	0.1%	(609)	(392.9%)

Earnings before interest and taxes	12,391	8.0%	12,850	8.9%	(459)	(3.6%)
Interest expense, net	575	0.4%	766	0.5%	(191)	(24.9%)
Income taxes	3,866	2.5%	4,460	3.1%	(594)	(13.3%)

Net income	$7,950	5.1%	$7,624	5.3%	$326	4.3%

Revenue for the thirteen weeks ended September 25, 2004 increased $9.8 million or 6.8% compared to the thirteen weeks ended September 27, 2003. The Company’s non-branded product revenue increased $9.1 million or 17.6% and branded product revenue increased $0.7 million or 0.7%. Branded sandwich cracker and cookie revenue increased $3.2 million but was largely offset by lower sales of cakes ($0.9 million), meat products ($0.6 million), candy ($0.6 million) and restaurant style crackers ($0.4 million). The non-branded product revenue increase of $9.1 million was driven by continued private label sales growth ($5.4 million), increased sales to other manufacturers ($3.1 million) as well as increased revenues from third-party brands ($0.6 million). The private label revenue increase was driven by expansion of the private label customer base due to increased sales development activities as well as discontinuation of a competitor’s operations.

LANCE, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the thirteen weeks ended September 25, 2004, sales of the Company’s branded products represented 60% of total revenue, private label sales represented 27%, sales to other manufacturers represented 9% and sales of third-party brands represented 4%. For the thirteen weeks ended September 27, 2003, sales of the Company’s branded products represented 64% of total revenue, private label sales represented 25%, sales to other manufacturers represented 7% and sales of third-party brands represented 4%.

Gross margin increased $1.4 million compared to the prior year thirteen week period as higher volume ($5.4 million) and improved manufacturing efficiencies ($0.8 million) more than offset unfavorable mix ($2.4 million), changes in pricing and promotions ($1.2 million) and net unfavorable commodity and packaging costs ($1.2 million). Gross margin as a percent of revenue declined 2.1 points due to a higher mix of non-branded product sales, increased promotional allowances and increased commodity costs.

Selling, marketing and delivery expenses increased $1.6 million compared to prior year principally due to increased freight costs as a result of higher volumes delivered and increased fuel related charges ($1.1 million), increased incentive compensation ($0.6 million) and advertising expenses ($0.4 million) partially offset by reductions in bad debt expense ($0.3 million) and other expenses ($0.2 million).

General and administrative expenses increased $0.6 million from the prior year due to increased professional fees ($0.3 million) and higher incentive compensation provisions linked to improved full-year financial performance ($0.3 million).

Other income includes foreign currency gains and losses and gains on the disposition of fixed assets. During the thirteen weeks ended September 25, 2004 foreign currency gains were $0.1 million compared to foreign currency losses of $0.1 million for the thirteen weeks ended September 27, 2003. Also, included in the thirteen weeks ended September 25, 2004 were gains of $0.4 million on disposition of fixed assets.

Interest expense decreased $0.2 million compared to the prior year due to lower debt levels. See discussion in the “Liquidity and Capital Resources” section below.

The effective income tax rate decreased from 36.9% for the thirteen weeks ended September 27, 2003 to 32.7% for the thirteen weeks ended September 25, 2004. The reduction in the tax rate reflects an increase in the utilization of tax credits, net operating loss carry-backs, favorable tax audit adjustments and a favorable mix of earnings among the consolidated entities.

LANCE, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Thirty-Nine Weeks Ended September 25, 2004 Compared to Thirty-Nine Weeks Ended September 27, 2003

	Thirty-nine weeks ended
	September 25,		September 27,
($ I n thousands)	2004		2003		Difference
Revenue	$451,024	100.0%	$421,760	100.0%	$29,264	6.9%
Cost of sales	243,784	54.0%	219,788	52.1%	23,996	10.9%

Gross margin	207,240	46.0%	201,972	47.9%	5,268	2.6%
Selling, marketing and delivery expenses	152,087	33.7%	148,638	35.2%	3,449	2.3%
General and administrative expenses	22,511	5.0%	21,235	5.0%	1,276	6.0%
Provision for employees’ retirement plans	3,297	0.7%	3,032	0.7%	265	8.7%
Amortization of intangibles	167	0.0%	565	0.1%	(398)	(70.4%)
Loss on asset impairment	0	0.0%	6,354	1.5%	(6,354)	(100.0%)
Other (income) expense, net	(706)	(0.1%)	533	0.1%	(1,239)	(232.5%)

Earnings before interest and taxes	29,884	6.6%	21,615	5.1%	8,269	38.3%
Interest expense, net	1,945	0.4%	2,298	0.5%	(353)	(15.4%)
Income taxes	9,332	2.1%	6,938	1.7%	2,394	34.5%

Net income	$18,607	4.1%	$12,379	2.9%	$6,228	50.3%

During the thirty-nine weeks ended September 27, 2003, the Company recorded pre-tax charges of $8.4 million due to discontinuing route sales distribution of its mini-sandwich cracker product line. These discontinuation charges included $6.4 million for fixed asset impairment and other charges recorded in revenue ($0.5 million), cost of sales ($1.4 million) and selling, marketing and delivery expenses ($0.1 million). In addition, the Company recorded severance charges of $1.2 million related to a workforce reduction announced in February of 2003. Severance charges were recorded in cost of sales ($0.2 million), selling marketing and delivery expenses ($0.3 million) and general and administrative expenses ($0.7 million). During the thirty-nine weeks ended September 25, 2004, the Company recorded additional severance charges of approximately $0.4 million.

Revenue for the thirty-nine weeks ended September 25, 2004 increased $29.3 million or 6.9% compared to the thirty-nine weeks ended September 27, 2003. The Company’s non-branded product revenue increased $30.0 million or 20.2% while branded product revenue declined $0.7 million or 0.3%.

The branded product decline was due to lower sales of cakes ($2.8 million), meat products ($2.5 million), candy ($1.5 million) and restaurant style crackers ($1.1 million) partially offset by higher sales of sandwich crackers and cookies ($5.2 million), nuts ($1.5 million) and salty snacks ($0.5 million).

The non-branded product increase of $30.0 million resulted from continued private label sales growth ($18.0 million), increased sales to other manufacturers ($9.6 million) and increased sales of third-party brands ($2.4 million). The private label revenue increase was driven by increased sales to a major customer ($8.9 million) and expansion of the private label customer base due to increased sales development activities as well as discontinuation of a competitor’s operations.

For the thirty-nine weeks ended September 25, 2004, sales of the Company’s branded products represented 60% of total revenue, private label sales represented 26%, sales to other manufacturers represented 9% and sales of third-party brands represented 5%. For the thirty-nine weeks ended September 27, 2003, sales of the Company’s branded products represented 65% of

LANCE, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

total revenue, private label sales represented 23%, sales to other manufacturers represented 7% and sales of third-party brands represented 5%.

Gross margin increased $5.3 million but decreased 1.9 points as a percentage of revenue compared to the prior thirty-nine week period. Excluding the impact of prior year severance and product discontinuation discussed above of $2.1 million, gross margin increased $3.2 million. The increase was due to increased volume ($12.6 million) and manufacturing efficiencies ($2.5 million) partially offset by unfavorable mix ($7.5 million), a net increase in commodities and packaging costs ($4.2 million) and pricing and promotions ($0.2 million).

Selling, marketing and delivery expenses increased $3.4 million compared to the thirty-nine weeks ended September 27, 2003 prior year. The increase in expenses was primarily due to increased freight charges ($2.7 million), incentive compensation ($1.9 million) and advertising expenses ($1.1 million) offset by reductions in medical and casualty insurance ($0.9 million), reductions in expenses associated with the route sales system ($0.8 million), severance costs ($0.2 million) and various other expenses ($0.4 million).

General and administrative expenses increased $1.3 million from the prior year due to increased incentive compensation ($1.8 million) and professional fees ($0.4 million) offset by reductions in severance charges ($0.6 million) and employee related costs ($0.3 million).

The effective tax rate decreased from 35.9% for the thirty-nine weeks ended September 27, 2003 to 33.4% for the thirty-nine weeks ended September 25, 2004. The reduction in the tax rate reflects an increase in the utilization of tax credits, net operating loss carry-backs, favorable tax audit adjustments and a favorable mix of earnings among the consolidated entities.

Liquidity and Capital Resources

Liquidity
For the thirty-nine weeks ended September 25, 2004, the principal sources of liquidity for the Company’s operating needs were provided by operating activities. Cash flows from operating activities, cash on hand and existing borrowing capacity are believed to be sufficient for the foreseeable future to enable the Company to meet its obligations, fund capital expenditures and pay dividends. As of September 25, 2004, cash and cash equivalents totaled $30.3 million.

Cash Flow
Net cash flow provided by operating activities was $38.7 million for the thirty-nine weeks ended September 25, 2004. Net cash flow provided by operating activities was $40.3 million for the thirty-nine weeks ended September 27, 2003. Working capital (other than cash and cash equivalents and current maturities of long-term debt) decreased to $27.8 million from $29.4 million at December 27, 2003.

Net cash flow used in investing activities was $19.5 million for the thirty-nine weeks ended September 25, 2004. Cash expenditures for fixed assets and other capital expenditures (principally manufacturing equipment, step-vans for field sales representatives and sales displays) totaled $20.6 million, partially funded by proceeds from the sale of real and personal property of $1.1 million.

LANCE, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash used in financing activities for the thirty-nine weeks ended September 25, 2004 and September 27, 2003 totaled $14.3 million and $14.0 million, respectively. During the thirty-nine weeks ended September 25, 2004 and September 27, 2003, the Company paid dividends of $0.48 per share totaling $14.1 million and $14.0 million, respectively. During the thirty-nine weeks ended September 25, 2004, proceeds from the issuance of 460,733 shares of common stock from the exercise of non-qualified stock options provided cash of $5.4 million. During the thirty-nine weeks ended September 25, 2004, cash used for the retirement of the current portion of long-term debt was $5.6 million.

Stock Repurchases
On January 29, 2004, the Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock. For the thirty-nine weeks ended September 25, 2004 and September 27, 2003, the Company did not repurchase any shares of its common stock and currently has no active program for the repurchase of shares of its common stock.

Dividends
On October 21, 2004, the Board of Directors declared a $0.16 regular quarterly cash dividend payable on November 19, 2004 to stockholders of record on November 10, 2004.

Capital Expenditures
The Company’s capital expenditures are expected to continue at a level sufficient to support its strategic and operating needs. Projected fourth quarter 2004 capital expenditures of $10 to $15 million will be funded by net cash flow from operating activities and cash on hand. There were no material long-term commitments for capital expenditures as of September 25, 2004.

Debt
Through the Company’s unsecured revolving credit agreement, the Company has the ability to borrow up to $60 million and Canadian (“Cdn”) $25 million through February 2007. At September 25, 2004 and December 27, 2003, there were no amounts outstanding on these revolving credit facilities. Borrowing and repayments under these revolving credit facilities are similar in nature to short-term credit lines; however, due to the nature and terms of the agreements allowing repayment through February 2007, all borrowings under these facilities are generally classified as long-term debt.

At September 25, 2004 and December 27, 2003, the Company had the following debt outstanding:

	September 25,	December 27,
(in thousands)	2004	2003
Cdn $50 million unsecured term loan	$39,370	$38,168
Deferred notes payable	—	5,570

Total debt	39,370	43,738
Less: current portion of long-term debt	39,370	(5,570)

Total long-term debt	$—	$38,168

As of September 25, 2004, cash and cash equivalents totaled $30.3 million. Additional borrowings available under all credit facilities totaled $79.4 million. The Company has complied with all financial covenants contained in the financing agreements.

LANCE, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The carrying amount of total debt, which is denominated in Canadian dollars, decreased $4.4 million from December 27, 2003. The repayment of the deferred notes payable ($5.6 million) offset changes in the US dollar – Canadian dollar foreign exchange rate ($1.2 million).

The Company also maintains standby letters of credit in connection with its self-insurance reserves for casualty claims. The total amount of these letters of credit was $13.1 million as of September 25, 2004.

Commitments and Contingencies
The Company leases certain facilities and equipment classified as operating leases. The future minimum lease commitments for operating leases as of September 25, 2004 were $2.8 million.

The Company has entered into agreements with suppliers for the purchase of certain commodities and packaging materials used in the production process. These agreements are entered into in the normal course of business and consist of agreements to purchase a certain quantity over a certain period of time. As of September 25, 2004, the Company had outstanding purchase commitments totaling approximately $56.8. These commitments range in length from a few weeks to 15 months.

Off-Balance Sheet Arrangements

The Company entered into a long-term guaranteed payment commitment during 1999 with a supplier. Under the terms of this agreement, to the extent the Company’s purchases exceed an agreed upon amount, no additional amount is due from the Company. However, if purchases are below this amount, the Company is required to compensate the supplier. In addition, the Company has provided a guarantee to a third party for fixed asset financing for the supplier. The maximum annual payment guarantees to both the supplier and third party are $0.8 million per year through 2007 and $0.2 million in 2008. The total amount outstanding under these guarantees was $3.2 million as of September 25, 2004. For the thirteen weeks ended September 25, 2004 and September 27, 2003, the Company paid $40,000 and $105,000, respectively, and for the thirty-nine weeks ended September 25, 2004 and September 27, 2003 the Company paid $156,000 and $324,000, respectively, related to the minimum guarantees under this commitment.

Market Risks

The principal market risks to which the Company is exposed that may adversely impact results of operations and financial position are changes in certain raw material prices, energy prices, interest and foreign exchange rates and credit risks. The Company selectively uses derivative financial instruments to enhance its ability to manage these risks. The Company has no market risk sensitive instruments held for trading purposes.

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

Company does not use these financial instruments for trading purposes. As of September 25, 2004, the Company had no outstanding commodity futures or option contracts.

Most of the Company’s ongoing long-term debt obligations incur interest at floating rates, based on changes in U.S. Dollar LIBOR, Canadian Dollar LIBOR and prime rate interest. To manage exposure to changing interest rates, the Company selectively enters into interest rate swap agreements to maintain a desirable proportion of fixed to variable rate debt. In September 2001, the Company entered into an interest rate swap agreement in order to manage the risk associated with variable interest rates. The variable-to-fixed interest rate swap is accounted for as a cash flow hedge, with effectiveness assessed based on changes in the present value of interest payments on the underlying debt. The notional amount, interest payment and maturity dates of the swap match the principal, interest payment and maturity dates of the related debt. The interest rate on the swap was fixed at 5.9%, including applicable margin. The underlying notional amount of the swap agreement is Cdn $50 million. The fair value of the interest rate swap, determined by a third party financial institution, was $0.8 million as of September 25, 2004 and $1.4 million as of December 27, 2003, and is included in other long-term liabilities.

At September 25, 2004, the Company’s total debt was $39.4 million with an interest rate of 5.90%. At December 27, 2003, the Company’s total debt was $43.7 million with interest rates ranging from 5.90% to 7.00%, and a weighted average interest rate of 6.04%. The $39.4 million in long-term debt at September 25, 2004 is effectively fixed at 5.90% through an interest rate swap agreement. The $5.6 million current portion of long-term debt at December 27, 2003 was paid during the thirty-six weeks ended September 25, 2004. A 10% increase in U.S. LIBOR and Canadian LIBOR would have had an immaterial impact on interest expense for the thirty-nine weeks ended September 25, 2004 and September 27, 2003.

The Company is exposed to certain credit risks related to its accounts receivable. The Company performs ongoing credit evaluations of its customers to minimize the potential exposure. As of September 25, 2004 and December 27, 2003, the Company had allowances for doubtful accounts of $1.7 million and $1.8 million, respectively.

Through the operations of the Company’s Canadian subsidiary, the Company has an exposure to foreign exchange rate fluctuations, primarily between U.S. dollars and Canadian dollars. During the thirty-nine weeks ended September 25, 2004, the Company entered into a series of forward contracts to mitigate a portion of this foreign exchange rate exposure. These contracts have maturities through December 23, 2004.

The indebtedness used to finance the acquisition of the Company’s Canadian subsidiary is denominated in Canadian dollars and serves as an economic hedge of the net asset investment in the subsidiary. Due to foreign currency fluctuations during the thirty-nine weeks ended September 25, 2004 and September 27, 2003, the Company recorded a $0.4 million gain and a $1.8 million gain, respectively, in other comprehensive income as a result of the translation of the subsidiary’s financial statements into U.S. dollars.

Inflation and changing prices have not had a material impact on the Company’s net sales and income for the last three years, except for increases in commodity costs during 2003 and through the thirty-nine weeks ended September 25, 2004. Through the thirty-nine weeks ended September

LANCE, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

25, 2004, commodity costs, principally vegetable oil costs, net of favorable packaging costs increased $4.2 million compared to the thirty-nine weeks ended September 27, 2003.

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

Raw Material Costs
The Company’s cost of sales can be adversely impacted by changes in the cost of raw materials, principally flour, vegetable oils, sugar, potatoes, nuts, peanut butter, cheese and seasonings. While the Company obtains substantial commitments for the future delivery of certain of its raw materials and occasionally engages in limited hedging to reduce the price risk of these raw materials, long-term increases in the costs of raw materials could adversely impact the Company’s cost of sales.

Food Industry Factors
Food industry factors including obesity and nutritional concerns, diet trends and the presence of trans-fatty acids in food products could adversely affect the Company’s revenues and cost of sales.

Effectiveness of Sales and Marketing Activities
The Company’s plans for long-term profitable sales growth depend on the ability of the Company to improve the effectiveness of its distribution systems, to develop and execute effective marketing strategies, to develop and introduce successful new products and to obtain increased distribution through significant trade channels such as mass merchandisers, convenience stores and grocery stores. During 2003, the Company began the implementation of a sales route realignment plan to improve the overall effectiveness of its route sales system by improving route sales averages through account rationalization and reducing the overall costs of operating the route sales system. As of September 25, 2004, the Company had completed the realignment in twelve of eighteen districts and there is no assurance that targeted results will be achieved. Also, distribution of the Company’s products through vending machines remains a significant outlet for its products and a continued decline in revenue from this source could have an adverse effect upon the Company’s results.

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

There are other factors not described above that could also cause actual results to differ materially from those in any forward-looking statement made by or on behalf of the Company.

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 25, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

LANCE, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Registrant’s Second Amended and Restated Credit Agreement dated February 8, 2002, restricts payment of cash dividends and repurchases of common stock by the Registrant if, after payment of any such dividends or any such repurchases of common stock, the Registrant’s consolidated stockholders’ equity would be less than $125,000,000. At September 25, 2004, the Registrant’s consolidated stockholders’ equity was $194,511,000.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Restated Articles of Incorporation of Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998.

3.2	Articles of Amendment of Lance, Inc. dated July 14, 1998 designating rights, preferences and privileges of the Registrant’s Series A Junior Participating Preferred Stock, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

3.3	Bylaws of Lance, Inc., as amended through April 25, 2002, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 29, 2002.

10.1*	Form of Executive Severance Agreement between the Registrant and each of B. Clyde Preslar, L.R. Gragnani, H. Dean Fields, David R. Perzinski, Margaret E. Wicklund and Frank I. Lewis, incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management Contract

LANCE, INC. AND SUBSIDIARIES

(b)	Reports on Form 8-K

During the quarter ended September 25, 2004, a Current Report on Form 8-K was filed with the Commission on July 22, 2004 reporting the issuance of a press release reporting financial results for the quarter ended June 26, 2004.

Items 1, 3, 4 and 5 are not applicable and have been omitted.

LANCE, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCE, INC.

	By:	/s/ B. Clyde Preslar

B. Clyde Preslar
Vice President, Chief
Dated: October 21, 2004		Financial Officer and Secretary

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

EXHIBITS
Item 6(a)

FORM 10-Q
QUARTERLY REPORT

For the quarterly period ended	Commission File Number
September 25, 2004	0-398

LANCE, INC.

EXHIBIT INDEX

Exhibit
No.	Exhibit Description
3.1	Restated Articles of Incorporation of Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998.

3.2	Articles of Amendment of Lance, Inc. dated July 14, 1998 designating rights, preferences and privileges of the Registrant’s Series A Junior Participating Preferred Stock, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

3.3	Bylaws of Lance, Inc., as amended through April 25, 2002, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 29, 2002.

10.1*	Form of Executive Severance Agreement between the Registrant and each of B. Clyde Preslar, L.R. Gragnani, H. Dean Fields, David R. Perzinski, Margaret E. Wicklund and Frank I. Lewis, incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management Contract