Form 10-K
period 2004-12-25
LANCE INC
filed 2005-03-03
CIK 57528

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

The aggregate market value of shares of the Registrant’s $.83-1/3 par value Common Stock, its only outstanding class of voting stock, held by non-affiliates as of June 26, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $460,000,000.

The number of shares outstanding of the Registrant’s $.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of March 1, 2005, was 29,840,846 shares.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 21, 2005 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

General

Lance, Inc. was incorporated as a North Carolina corporation in 1926. Lance, Inc. and its subsidiaries are collectively referred to herein as the Company. The Company operates in one segment, snack food products. The Company’s principal operations are located in Charlotte, North Carolina. In 1979, the Company acquired its Midwest bakery operations which are located in Burlington, Iowa. In 1999, the Company acquired its sugar wafer operations which are located in Ontario, Canada and its Cape Cod potato chip operations which are located in Hyannis, Massachusetts.

Products

The Company manufactures, markets and distributes a variety of snack food products. The Company’s manufactured products include sandwich crackers and cookies, crackers, potato chips, cookies, sugar wafers, nuts and other salty snacks. In addition, the Company purchases for resale certain cakes, candy, meat snacks, restaurant style crackers, salty snacks and cookies in order to broaden the Company’s product offerings. The Company also uses third-party manufacturers to produce certain products that are also manufactured by the Company based on production commitments and location of customers. Products are packaged in various individual-size, multi-pack and family-size configurations. Of the products sold by the Company, approximately 85% are manufactured by the Company with the balance purchased for resale.

The Company sells both branded and non-branded products. The Company’s branded products are principally sold under the Lance and Cape Cod brand names and during 2004 represented 60% of total revenue. Non-branded product sales represented 40% of total 2004 revenue. Non-branded products consist of private label products, products sold to other manufacturers and products sold under third-party brands. Private label products are sold to retailers or distributors using a controlled brand or the customers’ own labels. Third-party brands consist of products distributed for other branded companies and products with branded trade names that the Company has licensed for use.

Intellectual Property

Trademarks that are important to the Company’s business are protected by registration or otherwise in the United States and most other markets where the related products are sold. The Company owns various registered trademarks for use with its branded products including LANCE, CAPE COD POTATO CHIPS, TOASTCHEE, TOASTY, NEKOT, NIPCHEE, CHOC-O-LUNCH, VAN-O-LUNCH, GOLD-N-CHEES, CAPTAIN’S WAFERS, THUNDER, BLOOPS, OUTPOST and a variety of other marks and designs. The Company also owns registered trademarks including VISTA and JODAN that are used in connection with the Company’s private label products. During 2004, the Company licensed trademarks and trade names, including DON PABLO’s, for limited use on certain products the sales of which the Company classifies as third-party brands.

Distribution

Distribution through the Company’s direct-store delivery (DSD) route sales system accounts for approximately 52% of the Company’s revenues. At December 25, 2004, the route sales system consisted of 1,516 sales routes in 25 states. Each sales route is served by one sales representative. The Company uses its own fleet of tractors and trailers to make weekly deliveries of its products to the sales territories. The Company provides its sales representatives with stockroom space for their inventory requirements through individual territory stockrooms as well as four distribution centers. The sales representatives load step-vans from these stockrooms for delivery to customers. As of December 25, 2004, the Company owned approximately 78% of the step-vans with the balance owned by employees.

Through its route sales system, the Company also operates approximately 25,000 Company-owned vending machines in various customer locations. These vending machines are generally made available to customers on a commission or rental basis. The machines are not designed or manufactured specifically for the Company, and their use is not limited to any particular sales area or class of customer.

Beginning in 2003 and continuing throughout 2004, the Company was engaged in a significant realignment of its routes sales system. Since December 27, 2003, the number of sales routes has been reduced by approximately 100 and the number of vending machines on location by approximately 10,000. As of December 25, 2004 the realignment has been completed in fifteen of the Company’s eighteen sales districts.

Approximately 48% of the revenues generated by the Company in 2004 were direct sales. These sales are generally distributed by direct shipments or customer pick-ups. Direct sales are shipped through third-party carriers and the Company’s own transportation fleet.

The Company’s direct sales are made through Company sales personnel, independent distributors and brokers. Direct sales are shipped to customer locations primarily throughout most of the United States and other parts of North America.

Customers

The customer base for the Company’s branded and third-party branded products includes grocery stores, convenience stores, food service brokers and institutions, mass merchandisers, drug stores, warehouse club stores, vending operators, schools, military and government facilities, distributors and “up and down the street” outlets such as recreational facilities, offices, and independent retailers. Private label customers include grocery stores, mass merchandisers, discount stores and distributors. The Company also manufactures products for other food manufacturers.

Revenue from the Company’s largest customer, Wal-Mart Stores, Inc., was approximately 18% of the Company’s revenue in 2004, 16% in 2003 and 12% in 2002. While the Company enjoys a continuing business relationship with Wal-Mart Stores, Inc., the loss of this business, or a substantial portion of this business could have a material adverse effect on the Company.

Raw Materials

The principal raw materials used in the manufacture of the Company’s products are vegetable oil, flour, sugar, potatoes, peanut butter, nuts, cheese and seasonings. The principal supplies used are flexible film, cartons, trays, boxes and bags. These raw materials and supplies are generally available in adequate quantities in the open market and are generally contracted up to a year in advance.

Competition and Industry

The Company’s products are sold in highly competitive markets in which there are many competitors. Generally, the Company competes with manufacturers with greater total revenues and greater resources than the Company. The principal methods of competition are price, service, product quality and product offerings. The methods of competition and the Company’s competitive position vary according to the locality, the particular products and the activities of its competitors. Industry consolidation continues and during 2004 a significant private label competitor exited the business as a result of its bankruptcy.

Regulatory and industry factors, including issues such as obesity, nutrition concerns, diet trends and the use of trans-fatty acids in food products, could impact the food industry. At this time, the effect of these factors on the Company, if any, is not determinable.

During 2004, the Company reformulated many of its products to remove trans-fatty acids.

Employees

On December 25, 2004, the Company and its subsidiaries had approximately 4,250 active employees in the United States and Canada, none of whom were covered by a collective bargaining agreement, as compared to approximately 4,400 on December 27, 2003.

Other Matters

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, are available on the Company’s website. The website address is www.lance.com. All required reports are made available on the website as soon as reasonably practicable after they are filed with the Securities and Exchange Commission.

Item 2. Properties

The Company’s principal plant and general offices are located in Charlotte, North Carolina on a 140-acre tract owned by the Company. This approximately 1,000,000 square foot facility consists of office, production and distribution buildings. This location produces both branded and non-branded products. The Company also owns an approximately 360,000 square foot manufacturing plant and office located on an 18.5-acre tract in Burlington, Iowa that produces primarily private label products. Additionally, the Company owns two plants located on two tracts totaling approximately 8 acres in Ontario, Canada. These Canadian plants, located in Waterloo and Guelph, have approximately 131,000 total square feet and produce both branded and non-branded products. The Company also owns a branded manufacturing plant in Hyannis, Massachusetts with approximately 32,000 square feet, located on a 5.4-acre tract.

The Company leases office space for administrative support and district sales offices in 12 states. The Company also leases nine distribution/warehouse facilities for periods ranging from two to five years. In addition, the Company leases most of its stockroom space for its route sales representatives in various locations mainly on month-to-month tenancies.

The plants and properties owned and operated by the Company are maintained in good condition and are believed to be suitable and adequate for present needs. The Company believes that it has sufficient production capacity to meet anticipated demand in 2005. During 2004, the Company increased its private label capacity by expanding its Burlington, Iowa facility and adding an oven line. The Company plans to add an additional oven line to this facility during 2005.

Item 3. Legal Proceedings

The Company’s decision to distribute certain of its products through its route sales system resulted in the termination of certain independent distributors, some of which have asserted claims against the Company. In 2003, one of the distributors filed a civil action for an unspecified amount of damages which was resolved in mediation in January 2005. In addition, the Company is subject to routine litigation and claims incidental to its business. In the opinion of management, such routine litigation and claims should not have a material adverse effect upon the Company’s consolidated financial statements taken as a whole.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Separate Item. Executive Officers of the Registrant

Information as to each executive officer of the Company, who is not a director or a nominee named in the Company’s Proxy Statement for the Annual Meeting to be held April 21, 2005 and incorporated by reference into Item 10 of this Form 10-K, is as follows:

Name	Age	Information About Officer
H. Dean Fields	63	Vice President of Lance, Inc. since 2002; President of Vista Bakery, Inc. (subsidiary of Lance, Inc.) since 1996

L. Rudy Gragnani	51	Vice President of Lance, Inc. since 1997

Earl D. Leake	53	Vice President of Lance, Inc. since 1995

Frank I. Lewis	52	Vice President of Lance, Inc. since 2000 and Regional Vice President of Frito Lay, Inc. (subsidiary of PepsiCo, Inc.) from 1991 to 2000

David R. Perzinski	45	Treasurer of Lance, Inc. since 1999

B. Clyde Preslar	50	Vice President and Chief Financial Officer of Lance, Inc. since 1996; Secretary of Lance, Inc. since 2002

Margaret E. Wicklund	44	Corporate Controller, Principal Accounting Officer and Assistant Secretary of Lance, Inc. since 1999

All the executive officers were appointed to their current positions at the Annual Meeting of the Board of Directors on April 22, 2004. All of the Company’s executive officers’ terms of office extend until the next Annual Meeting of the Board of Directors and until their successors are duly elected and qualified.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company had 4,553 stockholders of record as of March 1, 2005.

The $.83-1/3 par value Common Stock of Lance, Inc. is traded in the over-the-counter market under the symbol LNCE and transactions in the Common Stock are reported on The Nasdaq Stock Market. The following table sets forth the high and low sales prices and dividends paid during the interim periods in fiscal years 2004 and 2003.

	High	Low	Dividend
2004 Interim Period	Price	Price	Paid
First quarter (13 weeks ended March 27, 2004)	$17.65	$14.00	$0.16
Second quarter (13 weeks ended June 26, 2004)	17.65	13.67	0.16
Third quarter (13 weeks ended September 25, 2004)	16.45	13.65	0.16
Fourth quarter (13 weeks ended December 25, 2004)	19.24	15.41	0.16

	High	Low	Dividend
2003 Interim Periods	Price	Price	Paid
First quarter (13 weeks ended March 29, 2003)	$12.50	$7.97	$0.16
Second quarter (13 weeks ended June 28, 2003)	9.50	7.07	0.16
Third quarter (13 weeks ended September 27, 2003)	11.26	9.05	0.16
Fourth quarter (13 weeks ended December 27, 2003)	14.90	9.76	0.16

On January 27, 2005, the Board of Directors of Lance, Inc. declared a quarterly cash dividend of $0.16 per share payable on February 18, 2005 to stockholders of record on February 10, 2005. The Board of Directors of Lance, Inc. will consider the amount of future cash dividends on a quarterly basis.

The Company’s Second Amended and Restated Credit Agreement dated February 8, 2002, restricts payment of cash dividends and repurchases of its common stock by the Company if, after payment of any such dividends or any such repurchases of its common stock, the Company’s consolidated stockholders’ equity would be less than $125,000,000. At December 25, 2004, the Company’s consolidated stockholders’ equity was $198,715,000.

Item 6. Selected Financial Data

The following table sets forth selected historical financial data of the Company for the five-year period ended December 25, 2004. The selected financial data have been derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere herein. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements, including the notes thereto. Amounts are in thousands, except per share data.

	2004	2003	2002	2001	2000

Results of Operations:
Net sales and other operating revenue	$600,455	$562,781	$542,810	$556,759	$553,421
Earnings before interest and taxes	39,088	31,755	34,574	41,395	39,026
Earnings before income taxes	36,574	28,584	31,348	37,637	34,550
Income taxes	11,719	10,306	11,435	13,860	12,589
Net income	24,855	18,278	19,913	23,777	21,961

Average Number of Common Shares Outstanding:
Basic	29,419	29,015	28,981	28,909	28,961
Diluted	29,732	29,207	29,231	29,068	28,976

Per Share of Common Stock:
Net income — basic	$0.84	$0.63	$0.69	$0.82	$0.76
Net income — diluted	0.84	0.63	0.68	0.82	0.76
Cash dividends declared	0.64	0.64	0.64	0.64	0.64

Financial Status at Year-end:
Total assets	$341,740	$323,647	$305,865	$313,399	$316,138
Long-term debt, net of current portion	$0	$38,168	$36,089	$49,344	$63,536

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an assessment of the Company’s financial condition, results of operations, liquidity and capital resources and should be read in conjunction with the accompanying consolidated financial statements and notes thereto included elsewhere herein.

Executive Summary

For the fifty-two week year ended December 25, 2004, the Company’s revenues were $600.5 million, representing a 6.7% increase from the prior year. Net income for 2004 was $24.9 million, an increase of $6.6 million or 36.1% million from the prior year. Several important factors impacted the results of operations.

Throughout 2004, the Company continued the realignment of its routes sales system, a process which began in 2003. This realignment is intended to improve route economics and overall profitability of the Company’s route sales system by increasing the average drop size, removing less profitable customers, allowing additional time to better service remaining customers and reducing infrastructure costs. At the end of 2004, the Company had completed the realignment of fifteen of its eighteen sales districts, eleven of which were completed during 2004. The overall progress of the route sales system realignment through the end of 2004 met expectations and the Company plans to complete the realignment of the remaining three districts during the first half of 2005.

Also during 2004, the Company invested an incremental $0.9 million in building its brand equity with a radio and billboard advertising campaign. This advertising campaign was intended to increase overall consumer awareness of the Lance brand and increase the appeal of Lance products to a broader consumer base. The Company believes this advertising campaign achieved its objectives in 2004 and plans to extend the campaign to additional markets in 2005.

The Company’s sales of private label cookies and crackers increased 19% during 2004, driven by growth with existing customers, additions of new customers and the exit of a significant competitor. The Company expanded its private label capacity in 2004 with the addition of facility space and a new oven line at its Burlington, Iowa plant. The Company plans to add an additional oven line to this facility during 2005.

During 2003, the Company discontinued distribution of its mini-sandwich cracker line through its route sales system. The discontinuation resulted in pre-tax charges of approximately $7.4 million for the fifty-two weeks ended December 27, 2003. These charges included a fixed asset impairment of $6.4 million. In addition, provisions for inventory-related items of $1.1 million were included in cost of sales, provisions for sales returns of $0.3 million were included in net sales and other operating revenue, and provisions for selling and marketing expenses of $0.1 million were included in selling, marketing and delivery expenses, partially offset by a $0.5 million reduction in profit-sharing retirement expense.

Also during 2003, the Company announced plans to reduce its workforce by 6%. Much of the workforce reduction was achieved by not filling vacant positions. During the fifty-two weeks ended December 27, 2003, the Company recorded severance charges of $1.2 million related to this workforce reduction. These severance costs resulted from the elimination of 67 positions where severance benefits were paid. Severance charges are included in general and administrative expenses ($0.7 million), selling, marketing and delivery expenses ($0.3 million) and costs of goods sold ($0.2 million).

During 2004, the Company’s cash increased by $16.0 million after purchasing $29.0 million in property, plant and equipment, paying $18.9 million in dividends and retiring $5.6 million in debt. The exercise of stock options by employees provided $7.4 million of cash during 2004. In 2005, the Company plans to increase expenditures for property, plant and equipment from $29.0 million in 2004 to the $35 to $40 million range.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Future events and their effects cannot be determined with certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. The Company routinely evaluates its estimates, including those related to customer returns and promotions, bad debts, inventories, fixed assets, hedge transactions, supplemental retirement benefits, investments, intangible assets, incentive compensation, income taxes, insurance, other post-retirement benefits, contingencies and litigation. Actual results may differ from these estimates.

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

Revenue for products sold through the Company’s route sales system is recognized when the product is delivered to the retail customer and an invoice is recorded. The Company’s sales representative creates the invoice at time of delivery using a handheld computer. The invoice is transmitted electronically each day and sales revenue is recognized. Customers purchasing products through the route sales system have the right to return product if it is not sold by the expiration date on the product label. The Company has recorded, based on historical information, an estimated allowance for product that may be returned. The Company estimates the number of days until product is sold through the customer’s location and the percent of sales returns using historical information. This information is reviewed on a quarterly basis for significant changes and updated no less than annually. This allowance is recorded as an offset to revenue. The allowance for sales returns was $0.5 million as of the end of 2004 and 2003.

Revenue for products shipped directly to the customer from the Company’s warehouse is recognized based on the shipping terms listed on the shipping documentation. Products shipped with terms FOB-shipping point are recognized as revenue at the time the shipment leaves the Company’s warehouses. Products shipped with terms FOB-destination are recognized as revenue based on the anticipated receipt date by the customer.

The Company sells products through Company-owned vending machines using two methods. The first method is the wholesale method, with the customer managing the vending machine and purchasing product from the Company. Under this method, revenue is recognized when product is delivered. The second method is the full-service method, with the Company’s sales representatives managing the vending machines and commissions being paid to each customer based on sales. Revenue is recognized under this method when inventory is restocked and cash is collected from the machine and is recorded net of commissions and sales tax.

The Company records certain offsets to revenue for promotional allowances. There are several different types of promotional allowances such as off-invoice, rebates and shelf space allowances. An off-invoice allowance is a reduction of the sales price that is directly deducted from the invoice amount. The Company records the amount of the deduction as an offset to revenue when the transaction occurs. Rebates are offered to customers based on the quantity of product purchased over a period of time. Based on the nature of these allowances, the exact amount of the rebate is not known at the time the product is sold to the customer. An estimate of the expected rebate amount is recorded as an offset to revenue and an accrued liability at the time the sale is recorded. The accrued liability is monitored throughout the time period covered by the promotion. The accrual is based on historical information and the progress of the customer against the target amount. The allowance for rebates as of the end of 2004 and 2003 were $1.0 million and $1.2 million, respectively. Shelf space allowances are capitalized and amortized over the lesser of the life of the agreement or one year and are recorded as an offset to revenue. Capitalized shelf space allowances are evaluated for impairment on an ongoing basis. The Company’s shelf space allowance was $0.1 million at the end of 2004 and 2003.

The Company also records as an offset to revenue certain allowances for coupon redemptions and scan-back promotion. The accrued liability is monitored throughout the time period covered by the coupon or promotion. The allowance for coupons and scan-backs was $0.7 million and $0.4 million as of the end of 2004 and 2003, respectively.

Insurance Reserves

The Company maintains reserves for the self-funded portion of employee medical insurance and for post-retiree medical benefits. In addition, the Company maintains insurance reserves for workers’ compensation, auto, product and general liability insurance. The Company utilizes estimates and assumptions in determining the appropriate liability.

The Company provides medical insurance benefits to its employees. In 2004, approximately 96% of its employees in the United States were covered under a self-insurance plan. Accordingly, the Company is required to reserve for unpaid and incurred but not reported claims. The Company estimates the amount of outstanding claims by reviewing historical claims and calculating a weekly lag projection based on information provided by the plan administrator. The Company updates these estimates on a quarterly basis. As of December 25, 2004 and December 27, 2003, the Company’s reserve for incurred but not reported medical claims was $2.5 million and $2.7 million, respectively. The $0.2 million decrease is primarily related to reductions in employees covered under the plan and the timing of claims paid.

A 25% change in the weekly lag projection would increase or decrease the reserve as of December 25, 2004 by $0.6 million.

The Company provides medical insurance benefits to qualifying retirees and their spouses. Based on the retiree medical plan as of December 25, 2004, employees who were age 55 or older or disabled at June 30, 2001 and have 10 years service at age 60 qualify for retiree medical plan benefits. The Company uses a third-party actuary to estimate the postretirement medical plan obligation on an annual basis. This determination requires assumptions regarding participation percentage, health care cost trends, employee contributions, turnover, mortality and discount rates. This plan was amended on July 1, 2001 effectively terminating the plan for employees no later than 2011. This amendment generated a benefit that is being amortized over the average active participation period. As of December 25, 2004 and December 27, 2003, the Company had an unrecognized net actuarial gain and prior service cost credit of $1.8 million and $2.9 million, respectively, and a post-retirement health care liability of $3.9 million and $5.4 million, respectively. The plan benefits, assumptions and sensitivity analysis are described in further detail in the Post-Retirement Benefits Other Than Pensions footnote in the consolidated financial statements.

An annual one percentage point decrease or increase in the health care cost trend rates has an immaterial impact to the accumulated postretirement benefit obligation and the aggregate of the service and interest components of postretirement expense.

For casualty insurance obligations, the Company maintains self-insurance reserves for workers’ compensation and auto liability for individual losses up to $0.5 million. In addition, general and product liability claims are self-funded for individual losses up to $0.1 million. The Company uses a third-party actuary to estimate the casualty insurance obligation on an annual basis. In determining the ultimate loss and reserve requirements, the third-party actuary uses various actuarial assumptions including compensation trends, health care cost trends and discount rates. The third-party actuary also uses historical information for claims frequency and severity in order to establish loss development factors.

Included in the actuarial calculation is a margin of error to account for changes in inflation, health care costs, compensation and litigation cost trends as well as estimated future incurred claims. This calculation, as has been the Company’s practice, utilized a 75% confidence level for estimating the ultimate outstanding casualty liability. Under this approach, approximately 75% of each claim should be equal to or less than the ultimate liability recorded based on the historical trends experienced by the Company. If the Company had used a 50% factor, the liability would have been reduced by approximately $2.3 million. However, if the Company had used a 90% factor, the liability would have increased by approximately $1.4 million.

In addition, during 2004 and 2003, the Company used a 4.5% investment rate to discount the estimated claims based on the historical payout pattern. A one percentage point change in the discount rate would have impacted the liability by approximately $0.3 million.

Based on the sensitivity analysis discussed above, actual ultimate losses could vary from those estimated by the third-party actuary. The Company believes the reserves established are reasonable estimates of the ultimate liability based on historical trends. As of December 25, 2004 and December 27, 2003, the Company’s casualty reserve was $12.9 million and $12.5 million, respectively. The increase in the liability is the result of an increase in the estimated cost per claim and payout trends.

Accounts Receivable

The Company records accounts receivable at the time revenue is recognized. Amounts for bad debt expense are recorded in selling, marketing and delivery expenses on the consolidated statements of income. The determination of the allowance for doubtful accounts is based on management’s estimate of uncollectable accounts receivables. Management records a general reserve based on analysis of historical data. In addition, management records specific reserves for receivable balances that are considered at higher risk due to known facts regarding the customer. The Company has a formal policy for determining the allowance for doubtful accounts. The assumptions for this calculation are reviewed quarterly to ensure that business conditions or other circumstances do not warrant a change in the assumptions. Failure of a major customer to pay amounts owed to the Company could have a material impact on the financial statements of the Company. The Company’s total bad debt expense for the fiscal years 2004, 2003 and 2002 amounted to $1.1 million, $1.5 million and $2.0 million, respectively. At December 25, 2004 and December 27, 2003, the Company had accounts receivables of $46.4 million and $41.9 million, net of an allowance for doubtful accounts of $1.5 million and $1.8 million, respectively.

The following table summarizes the Company’s customer accounts receivable profile as of December 25, 2004:

Accounts Receivable Balance	# of Customers
Less than $1,000	14,079
$1,001 – $10,000	1,267
$10,001 - $100,000	227
$100,001 - $500,000	47
$500,001 - $1,000,000	7
$1,000,001 – $2,500,000	5
Greater than $2,500,000	2

New Accounting Standards

Effective January 1, 2002, the Company adopted Statement of Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of.” SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the exemption to consolidation when control over a subsidiary is likely to be temporary. The adoption of this new standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal use of the asset. The Company adopted

SFAS No. 143 on January 1, 2003 and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock- Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. In 2003 and 2004 the Company included the required interim disclosures in Forms 10-Q and annual disclosures in Form 10-K.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies the accounting and reporting for derivative instruments, including embedded derivatives, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group and in other FASB projects or deliberations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company’s accounting for derivative instruments is in compliance with SFAS No. 149 and SFAS No. 133. Therefore, the adoption of SFAS No. 149 did not have an impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued Financial Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.” This interpretation clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 became effective February 1, 2003 for variable interest entities created after January 31, 2003, and July 1, 2003 for variable interest entities created prior to February 1, 2003. In December 2003, the FASB issued a revised FIN 46. The revised standard, FIN 46R, modifies or clarifies various provisions of FIN 46 and incorporates many FASB Staff Positions previously issued by the FASB. This standard replaces the original FIN 46 that was issued in January 2003. The adoption of these new standards did not have an impact on the Company’s financial position, results of operations or cash flows.

In December 2003, the FASB issued a revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised SFAS No. 132 revised employers’ disclosures about pension plans and other postretirement benefit plans. It did not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The revised SFAS No. 132 retains the disclosure requirements contained in the original SFAS No. 132. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The adoption of this new standard did not have an impact on the Company’s financial position, results of operations or cash flows.

In December 2003, the SEC released Staff Accounting Bulletin (SAB) 104. SAB 104 revises or rescinds portions of the interpretative guidance included in SEC Topic 13, “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in U.S. generally accepted accounting principles. SAB 104 also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The adoption of this new standard did not have an impact on the Company’s financial position, results of operations or cash flows.

In May, 2004, the FASB issued Staff Position (FSP) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This Position provides guidance on the accounting, disclosure, effective date, and transition requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Company’s post-retirement benefit plan only covers employees until they reach age 65 and are eligible for Medicare. Therefore, the adoption of this FSP had no impact on the Company’s financial position, results of operations or cash flows.

In October, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The FASB has issued FSP 109-1 and 109-2 to provide accounting and disclosure guidance relating to the enactment of this Act. The Act allows for a tax deduction of up to 9% (when fully phased-in) of the lesser of “qualified production activities income” or taxable income, as defined in the Act, beginning in 2005. The tax benefits of this deduction are to be recognized in the year in which they are reported on the tax return. The Act also allows for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated to a U.S. taxpayer, provided certain criteria are met. The Company has not completed its evaluation of the effects of the Act on its future financial position. This evaluation is expected to be completed during the first half of 2005.

In November, 2004, the FASB issued SFAS No. 151, “Inventory Cost or Amendment of ARB No. 43, Chapter 4.” This Statement amends ARB No. 43, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be recognized in current-period charges. In addition, this Statement requires that allocation of fixed production overhead to the costs on conversion be based on the normal capacity of the production facilities. This provision is effective for inventory costs incurred during fiscal years after June 15, 2005. SFAS No. 151 is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB revised its SFAS No. 123 (SFAS No. 123R), “Accounting for Stock Based Compensation.” The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after June 15, 2005, with early adoption encouraged. The Company is currently evaluating the impact that this statement will have on its financial condition, results of operations or cash flows .

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29.” APB Opinion No. 29, “Accounting For Nonmonetary Transactions,” is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in the Company’s fiscal year 2006. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Results of Operations

2004 Compared to 2003 (in millions)	2004		2003		Difference

Revenue	$600.5	100.0%	$562.8	100.0%	$37.7	6.7%
Cost of sales	324.2	54.0%	293.5	52.1%	30.7	10.5%

Gross margin	276.3	46.0%	269.3	47.9%	7.0	2.6%
Selling, marketing and delivery expenses	202.7	33.8%	197.5	35.1%	5.2	2.6%
General and administrative expenses	30.8	5.1%	28.0	5.0%	2.8	10.0%
Provisions for employees’ retirement plans	4.4	0.7%	4.2	0.8%	0.2	4.8%
Amortization of goodwill and other intangibles	0.2	0.0%	0.7	0.1%	(0.5)	(71.4%)
Loss on asset impairment	0.0	0.0%	6.4	1.1%	(6.4)	(100.0%)
Other expense/(income), net	(0.9)	(0.1%)	0.7	0.1%	(1.6)	(228.6%)

Earnings before interest and taxes	39.1	6.5%	31.8	5.7%	7.3	23.0%
Interest expense, net	2.5	0.4%	3.2	0.6%	(0.7)	(21.9%)
Income taxes	11.7	2.0%	10.3	1.8%	1.4	13.6%

Net income	$24.9	4.1%	$18.3	3.3%	$6.6	36.1%

Revenue in 2004 increased $37.7 million or 6.7%. The Company’s non-branded product revenue increased $36.7 million or 18% and the Company’s branded product revenue increased $1.0 million. The non-branded product revenue increase resulted from increases in sales of private label products, sales to other manufacturers and sales of third-party brands of $26.0 million, $8.8 million and $1.9 million, respectively. Private label sales increased 19% driven by growth with existing customers, new customers and the exit of a large competitor. The $1.0 million increase in branded revenue was the result of increased revenue from sandwich crackers and cookies (up $8.3 million), salty snacks (up $1.8 million) and nuts (up $1.6 million) offset by reductions in revenue from cakes (down $4.2 million), meat products (down $2.9 million), candy (down $2.0 million) and restaurant style crackers (down $1.6 million). The route sales system realignment negatively impacted revenue during 2004, particularly in the vending channel which was down 17% compared to 2003.

The Company’s branded revenue represented 60% of total revenue in 2004 compared to 64% in 2003. During 2004, non-branded revenue represented 40% of total revenue which consisted of private label sales (27%), sales to other manufacturers (8%) and sales of third-party brands (5%). During 2003, non-branded revenue represented 36% of total revenue which consisted of private label sales (24%), sales to other manufacturers (7%) and sales of third-party brands (5%).

Gross margin increased $7.0 million compared to prior year as a result of increased volume ($18.0 million) and favorable operating efficiencies ($1.4 million), offset by unfavorable mix ($8.6 million), unfavorable net commodity and packaging costs ($4.7 million) and unfavorable pricing and promotional allowances ($1.2 million). Additionally, prior year gross margin was unfavorably impacted $2.1 million by the mini-sandwich crackers discontinuation. Gross margin as a percent of revenue declined 1.9 points primarily because of a higher proportion of direct shipments and increased commodity costs.

Selling, marketing and delivery expenses increased $5.2 million in 2004 compared to 2003, principally due to increased freight costs ($4.3 million) and incentive compensation ($2.0 million). Other factors impacting selling, marketing and delivery expense included increased costs for the route realignment and media, offset by reductions in commission expenses. Selling, marketing and delivery expenses decreased 1.3 points as a percent of revenue due to a higher proportion of direct shipments which have lower selling, marketing and delivery expenses than sales through the Company’s route sales system.

General and administrative expenses increased $2.8 million in 2004 due to increased incentive compensation ($1.9 million) and increased professional and legal expenses ($1.4 million). These expenses were partially offset by reductions in severance and insurance costs. Professional costs were impacted by increased auditor and consulting fees related to the new reporting requirements.

Provisions for employee retirement increased $0.2 million as a result of the profitability-based formula for Company contributions.

Amortization of intangibles decreased $0.5 million due to expiration of non-compete agreements during 2004.

Other expense/(income) primarily reflects gains on fixed asset dispositions of $0.9 million in 2004 and foreign currency losses of $0.7 million in 2003.

Compared to 2003, interest expense, net, decreased $0.7 million due to increased interest income and lower debt levels in 2004.

Income tax expense increased $1.4 million as a result of higher earnings. The effective income tax rate decreased from 36.1% in 2003 to 32.0% in 2004 as a result of increased utilization of tax credits, net operating losses, lower effective state tax rates and favorable state income tax audit adjustments. Many of these adjustments are not expected to affect the rate in future years. Accordingly, the Company expects to have an effective income tax rate in 2005 between 34.5% and 35.5% based on preliminary estimates of the impact of the enactment of the American Jobs Creation Act, excluding the impact of any repatriation of dividends.

2003 Compared to 2002 (in millions)	2003		2002		Difference

Revenue	$562.8	100.0%	$542.8	100.0%	$20.0	3.7%
Cost of sales	293.5	52.1%	278.2	51.3%	15.3	5.5%

Gross margin	269.3	47.9%	264.6	48.7%	4.7	1.8%
Selling, marketing and delivery expenses	197.5	35.1%	197.4	36.4%	0.1	0.1%
General and administrative expenses	28.0	5.0%	26.4	4.9%	1.6	6.1%
Provisions for employees’ retirement plans	4.2	0.8%	3.9	0.7%	0.3	7.7%
Amortization of goodwill and other intangibles	0.7	0.1%	0.7	0.1%	0.0	0.0%
Loss on asset impairment	6.4	1.1%	0.0	0.0%	6.4	100.0%
Other expense, net	0.7	0.1%	1.7	0.3%	(1.0)	(58.8%)

Earnings before interest and taxes	31.8	5.7%	34.5	6.4%	(2.7)	(7.8%)
Interest expense, net	3.2	0.6%	3.2	0.6%	0.0	0.0%
Income taxes	10.3	1.8%	11.4	2.1%	(1.1)	(9.6%)

Net income	$18.3	3.3%	$19.9	3.7%	$(1.6)	(8.0%)

Revenue in 2003 increased $20.0 million or 3.7% compared to 2002. The Company’s non-branded product revenues increased $18.6 million and branded product revenue increased $1.4 million. The non-branded increase was due to increased revenue from private label sales (up $20.7 million) partially offset by reduction in revenue from sales to other manufacturers (down $1.5 million) and revenues from third-party brands (down $0.6 million). Approximately 50% of the private label increase was due to increased sales to a major customer as a result of new product introductions and customer expansion. The branded product increase was due primarily to increased sales of nut products (up $6.7 million), salty snacks (up $6.0 million) and sandwich crackers (up $1.0 million) somewhat offset by declines in mini-sandwich crackers and cookies (down $5.4 million), cakes (down $3.2 million), crackers and restaurant style crackers (down $2.1 million) and candy and mints (down $1.5 million). Revenue from the Cape Cod brand increased approximately 20% in 2003 compared to the prior year mainly due to the transfer of distribution to the Company’s route sales system in certain areas. Revenue from the Lance brand declined by 2% in 2003 compared to the prior year primarily due to reduced revenue from the Company’s vending operations and food service customers and the discontinuation of mini-sandwich cracker sales through the route sales system.

In 2003 and 2002, the Company’s branded products represented 64% and 66% of total revenues, respectively. Private label sales represented 24% and 22% of revenues in 2003 and 2002, respectively. Sales of other non-branded products represented 12% of revenues in 2003 and 2002.

Gross margin increased $4.7 million in 2003 compared to the prior year as a result of increased volume ($6.2 million), operating efficiencies ($6.2 million) and increased prices ($5.0 million) partially offset by unfavorable mix ($5.7 million), increased commodity costs ($4.3 million), impact of foreign currency ($1.6 million) and the costs associated with discontinuation of distribution of mini-sandwich crackers ($1.1 million). Gross margin as a percent of revenues declined 0.8 points primarily because of unfavorable product and customer mix and increased commodity costs.

Selling, marketing and delivery costs increased $0.1 million in 2003 compared to 2002. This increase was primarily due to spending in support of the route sales system and the route realignment efforts during 2003. Additional sales route truck expenses of $3.5 million were partially offset by reductions in volume-based sales commissions, salaries, benefits and other insurance costs resulting in a net increase in route sales expenses of $1.2 million in 2003. Freight expenses also increased $1.3 million as a result of increased volumes. These increases were partially offset by reductions in compensation related expenses ($0.9 million), marketing expenditures ($0.6 million), communication costs ($0.5 million) and bad debt expense ($0.5 million).

General and administrative expenses increased $1.6 million in 2003 compared to 2002 primarily as a result of increased incentive compensation expense ($2.2 million), increased professional fees, including legal fees related to trade-name registrations and other legal matters, as well as increased accounting fees ($0.7 million) and increased severance provisions due to work-force reduction ($0.5 million). These increases were partially offset by reductions in salaries and benefits due to work force reductions ($1.2 million) and various other expenses as a part of cost containment initiatives ($0.5 million). The provision for employees’ retirement plans increased $0.3 million in 2003 from 2002 due to safe-harbor provisions under the profit sharing plan.

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

Liquidity and Capital Resources

Liquidity

During 2004, the principal source of liquidity for the Company’s operating needs was provided from operating activities. Cash flows from operating activities and cash on hand are believed to be sufficient for the foreseeable future to meet obligations, fund capital expenditures and pay dividends to the Company’s stockholders. As of December 25, 2004, cash and cash equivalents totaled $41.5 million.

Contractual obligations as of December 25, 2004 were:

	Payments Due by Period
		Less than	1-3	3-5
(in thousands)	Total	1 year	years	years	Thereafter

Debt including estimated interest	$42,375	$42,375	$—	$—	$—
Operating lease obligations	4,238	1,553	2,001	684	—
Purchase commitments	47,116	47,116	—	—	—
Financial commitments	1,666	833	833	—	—
Benefit obligations	3,988	270	489	439	2,790

Total contractual obligations	$99,383	$92,147	$3,323	$1,123	$2,790

Cash Flow

Net cash provided by operating activities was $60.6 million in 2004, $57.5 million in 2003 and $55.8 million in 2002.

Cash flow used in investing activities, principally capital expenditures, was $27.4 million in 2004, compared to $17.0 million in 2003. Cash expenditures for fixed assets totaled $29.0 million in 2004, including manufacturing equipment, step-vans for field sales representatives, sales displays, company vehicles and vending machines. During 2004, proceeds from the sale of real and personal property provided approximately $1.6 million compared to $0.8 million in 2003.

Cash used in financing activities for 2004 totaled $17.1 million compared to $18.5 million in 2003. During 2004 and 2003 the Company paid dividends of $0.64 per share each year totaling $18.9 million and $18.6 million, respectively. In addition, the Company received cash of $7.4 million in 2004 and $0.2 million in 2003 as a result of the exercise of stock options by employees.

Stock Repurchases

On January 27, 2005, the Board of Directors authorized the repurchase of up to 1.0 million shares of the Company’s common stock. During 2004, the Company did not repurchase any shares of its common stock and currently has no active program for the repurchase of shares of its common stock.

Dividends

On January 27, 2005 the Board of Directors declared a $0.16 quarterly cash dividend payable on February 18, 2005 to stockholders of record on February 10, 2005.

Capital Expenditures

The Company’s capital expenditures are expected to continue at a level sufficient to support its strategic and operating needs. Capital expenditures for 2005 are projected to range between $35 and $40 million, funded primarily by net cash flow from operating activities and cash on hand. There were no material long-term commitments for capital expenditures as of December 25, 2004.

Debt

In February 2002, the Company’s unsecured revolving credit agreement, first entered into in 1999, was amended giving the Company the ability to borrow up to $60 million and Canadian (“Cdn”) $25 million through February 2007. At December 25, 2004, there were no amounts outstanding on these revolving credit facilities.

At December 25, 2004 and December 27, 2003, the Company had the following debt outstanding:

(in thousands)	2004	2003

Cdn $50 million unsecured term loan	$40,650	$38,168
Deferred notes payable	—	5,570

Total debt	40,650	43,738
Less current portion of long-term debt	40,650	5,570

Total long-term debt	$0	$38,168

As of December 25, 2004, cash and cash equivalents totaled $41.5 million. Additional borrowings available under all credit facilities totaled $80.1 million. The Cdn $50 million debt is due August of 2005. The Company has available cash, cash equivalents and borrowings available for repayment. The Company has complied with all financial covenants contained in the financing agreements.

The carrying amount of total debt decreased $3.1 million during 2004 as a result of the payment of the deferred notes of $5.6 million, partially offset by a $2.5 million impact of foreign currency translation. The debt outstanding as of December 25, 2004 is denominated in Canadian dollars.

The Company also maintains standby letters of credit in connection with its self-insurance reserves for casualty claims. The total amount of these letters of credit was $16.8 million as of December 25, 2004.

Commitments and Contingencies

The Company leases certain facilities and equipment classified as operating leases. The future minimum lease commitments for operating leases as of December 25, 2004 were $4.2 million.

The Company has entered into agreements with suppliers for the purchase of certain commodities and packaging materials used in the production process. These agreements are entered into in the normal course of business and consist of agreements to purchase a certain quantity over a certain period of time. As of December 25, 2004, the Company had outstanding purchase commitments totaling approximately $47.1 million. These commitments range in length from a few weeks to 12 months.

In addition, the Company provides supplemental retirement benefits to certain retired and active key officers. The undiscounted obligation was $4.0 million as of December 25, 2004.

Off-Balance Sheet Arrangements

The Company entered into a long-term requirements agreement with a supplier in 1999. In connection with the requirements agreement, the Company guaranteed the supplier’s obligations under an equipment lease. The maximum annual payment by the Company under the requirements agreement and the guaranty is approximately $0.8 million per year until January 2007. The amount outstanding under the equipment lease was $1.7 million as of December 25, 2004. For the years ended December 25, 2004, December 27, 2003 and December 28, 2002, the Company paid $0.2 million, $0.4 million and $0.2 million, respectively, to the supplier for its payments under the equipment lease.

Subsequent Event

On February 21, 2005, Winn-Dixie Stores, Inc. and 23 of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The maximum bad debt expense related to these filings that the Company could recognize, net of tax, for this customer is approximately $400,000 for the period beginning December 26, 2004 through March 1, 2005. This event had no impact on the Company’s accompanying consolidated financial statements for the year ended December 25, 2004.

Forward-Looking Statements

The Company, from time to time, makes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which may be written or oral, reflect expectations of management of the Company at the time such statements are made. The Company has identified certain important factors that could cause the Company’s actual results to differ materially from those in any forward-looking statements made by or on behalf of the Company.

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

Raw Material Costs

The Company’s cost of sales can be adversely impacted by changes in the cost of raw materials, principally vegetable oil, flour, sugar, potatoes, peanut butter, nuts, cheese and seasonings. While the Company obtains substantial commitments for the future delivery of certain of its raw materials and may engage in limited hedging to reduce the price risk of these raw materials, continuing long-term increases in the costs of raw materials could adversely impact the Company’s cost of sales.

Food Industry Factors

Food industry factors including obesity and nutritional concerns, diet trends and the use of trans-fatty acids in food products could adversely affect the Company’s revenues and cost of sales.

Effectiveness of Sales and Marketing Activities

The Company’s plans for long-term profitable sales growth depend on the ability of the Company to improve the effectiveness of its distribution systems, to develop and execute effective marketing strategies, to develop and introduce successful new products and to obtain increased distribution through significant trade channels such as mass merchandisers, convenience and grocery stores. Beginning in the third quarter of 2003 and continuing throughout 2004, the Company was engaged in the implementation of a sales route realignment plan. At the end of 2004 the Company had completed the realignment in fifteen of its eighteen sales districts and plans to complete the realignment of its remaining three sales districts in the first half of 2005. Although the results of the realignment process are in line with the Company’s expectations through the end of 2004, there is no assurance that the targeted results will be achieved when the entire process is completed in 2005. Also, distribution of the Company’s products through vending machines remains a significant outlet for its products and a continued decline in revenue from this source could have an adverse effect on the Company’s results.

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

The Company is exposed to the impact of changing commodity prices for raw materials. At times, the Company may enter into commodity futures and option contracts to manage fluctuations in prices of anticipated purchases of certain raw materials. The Company’s policy is to use such commodity derivative financial instruments only to the extent necessary to manage these exposures. The Company does not use these financial instruments for trading purposes. As of December 25, 2004 and December 27, 2003, the Company had no outstanding commodity futures or option contracts.

Most of the Company’s debt obligations incur interest at floating rates, based on changes in U.S. Dollar Offshore rates, Canadian Bankers’ Acceptance discount rates, Canadian LIBOR, Canadian prime rate and U.S. base rate interest. To manage exposure to changing interest rates, the

Company selectively enters into interest rate swap agreements to maintain a desirable proportion of fixed to variable rate debt. In September 2001, the Company entered into an interest rate swap agreement in order to manage the risk associated with variable interest rates. The variable-to-fixed interest rate swap is accounted for as a cash flow hedge, with effectiveness assessed based on changes in the present value of interest payments on the underlying debt. The notional amount, interest payment and maturity dates of the swap match the principal, interest payment and maturity dates of the related debt. The interest rate on the swap is 5.9%, including applicable margin of the interest rate swap. The underlying notional amount of the swap agreement is Cdn $50 million. The fair value of the liability, determined by a third party financial institution was $0.7 million as of December 25, 2004 and $1.4 million as of December 27, 2003. The liability is included in other current liabilities in 2004 and other long-term liabilities in 2003.

At December 25, 2004, the Company’s total debt was $40.7 million with an interest rate of 5.9%. At December 27, 2003, the Company’s total debt was $43.7 million with interest rates ranging from 5.90% to 7.00% and a weighted average interest rate of 6.04%. The $40.7 million in outstanding debt at December 25, 2004 is effectively fixed through an interest rate swap agreement. A 10% increase in U.S. LIBOR and Canadian LIBOR would have had an immaterial impact on interest expense for 2004.

The Company is exposed to certain credit risks related to its accounts receivable. The Company performs ongoing credit evaluations of its customers to minimize the potential exposure. As of December 25, 2004 and December 27, 2003, the Company had allowances for doubtful accounts of $1.5 million and $1.8 million, respectively.

Through the operations of its Canadian subsidiary, the Company has an exposure to foreign exchange rate fluctuations, primarily between U.S. and Canadian dollars. In 2004, foreign exchange rate fluctuations impacted the earnings of the Company. At December 25, 2004, the US dollar — Canadian dollar exchange rate had increased approximately 7% from December 27, 2003. The following table shows the rate change:

	December	December	December
	25, 2004	27, 2003	28, 2002

US dollar — Canadian dollar exchange rate	$0.813	$0.763	$0.637

A majority of the revenue of the Company’s Canadian operations is denominated in U.S. dollars and a substantial portion of the operation’s costs, such as certain raw materials and direct labor, are denominated in Canadian dollars. In 2004, the impact of foreign exchange rate changes unfavorably impacted earnings before interest and taxes by approximately $1.3 million as compared to 2003.

The indebtedness used to finance the acquisition of the Company’s Canadian subsidiary is denominated in Canadian dollars and serves as an economic hedge of the net asset investment in the subsidiary. Due to foreign currency fluctuations in 2004, the Company recorded a $0.8 million gain in other comprehensive income as a result of the translation of the subsidiary’s financial statement into U.S. dollars.

Increases in net commodity and packaging costs had a negative impact for the last two consecutive years. These costs increased by $4.3 million during 2003 and an additional $4.7 million during 2004.

Item 8. Financial Statements and Supplementary Data

Consolidated Statements of Income

LANCE, INC. AND SUBSIDIARIES
For the Fiscal Years Ended December 25, 2004, December 27, 2003, and December 28, 2002
(In thousands, except share and per share data)

	2004	2003	2002

Net sales and other operating revenue	$600,455	$562,781	$542,810

Cost of sales and operating expenses/(income):
Cost of sales	324,134	293,466	278,171
Selling, marketing and delivery	202,668	197,536	197,367
General and administrative	30,863	28,068	26,381
Provisions for employees’ retirement plans	4,385	4,224	3,929
Amortization of goodwill and other intangibles	167	658	687
Loss on asset impairment	—	6,354	—
Other expense/(income), net	(850)	720	1,701

Earnings before interest and income taxes	39,088	31,755	34,574

Interest expense, net	2,514	3,171	3,226

Earnings before income taxes	36,574	28,584	31,348

Income taxes	11,719	10,306	11,435

Net income	$24,855	$18,278	$19,913

Earnings per share
Basic	$0.84	$0.63	$0.69
Diluted	$0.84	$0.63	$0.68

Weighted average shares outstanding — basic	29,419,000	29,015,000	28,981,000
Weighted average shares outstanding — diluted	29,732,000	29,207,000	29,231,000

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

LANCE, INC. AND SUBSIDIARIES
December 25, 2004 and December 27, 2003
(In thousands, except share data)

Assets	2004	2003

Current assets
Cash and cash equivalents	$41,466	$25,479
Accounts receivable (less allowance for doubtful accounts of $1,473 and $1,795, respectively)	46,438	41,877
Inventories	23,804	24,269
Prepaid income taxes	454	1,907
Deferred income tax	6,243	9,336
Prepaid expenses and other	3,836	4,520

Total current assets	122,241	107,388

Property, plant and equipment, net	161,716	160,677
Goodwill, net	47,160	45,070
Other intangible assets, net	7,705	8,064
Other assets	2,918	2,448

Total assets	$341,740	$323,647

Liabilities and Stockholders’ Equity

Current liabilities
Current portion of long-term debt	$40,650	$5,570
Accounts payable	16,346	12,003
Accrued compensation	17,892	15,299
Accrued profit-sharing retirement plan	4,251	3,960
Accrual for insurance claims	5,654	5,189
Accrual for medical insurance claims	2,713	2,897
Income taxes payable	1,868	2,156
Other payables and accrued liabilities	12,583	10,986

Total current liabilities	101,957	58,060

Other liabilities and deferred credits
Long-term debt	—	38,168
Deferred income taxes	26,227	27,455
Accrued postretirement health care costs	3,874	5,401
Accrual for insurance claims	7,259	7,296
Other long-term liabilities	3,708	4,667

Total other liabilities and deferred credits	41,068	82,987

Stockholders’ equity
Common stock, 29,747,596 and 29,156,957 shares outstanding at December 25, 2004 and December 27, 2003	24,788	24,296
Preferred stock, 0 shares outstanding at December 25, 2004 and December 27, 2003	—	—
Additional paid-in capital	11,500	3,690
Unamortized portion of restricted stock awards	(534)	(1,116)
Retained earnings	160,993	155,007
Accumulated other comprehensive income	1,968	723

Total stockholders’ equity	198,715	182,600

Total liabilities and stockholders’ equity	$341,740	$323,647

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

LANCE, INC. AND SUBSIDIARIES
For the Fiscal Years Ended December 25, 2004, December 27, 2003, and December 28, 2002
(In thousands, except share data)

				Unamortized
				Portion of		Accumulated
			Additional	Restricted		Other
		Common	Paid-in	Stock	Retained	Comprehensive
	Shares	Stock	Capital	Awards	Earnings	Income(Loss)	Total

Balance, December 29, 2001	28,995,172	$24,163	$1,865	$(826)	$154,075	$(1,358)	$177,919

Comprehensive income:
Net income	—	—	—	—	19,913	—	19,913
Unrealized loss on interest rate swap, net of tax effect of $76	—	—	—	—	—	(130)	(130)
Foreign currency translation adjustment	—	—	—	—	—	77	77

Total comprehensive income	—	—	—	—	—	—	19,860

Cash dividends paid to stockholders	—	—	—	—	(18,616)	—	(18,616)

Stock options exercised	84,800	70	1,054	—	—	—	1,124

Issuance of restricted stock, net of cancellations	18,610	15	106	133	—	—	254

Balance, December 28, 2002	29,098,582	24,248	3,025	(693)	155,372	(1,411)	180,541

Comprehensive income:
Net income	—	—	—	—	18,278	—	18,278
Unrealized gain on interest rate swap, net of tax effect of $12	—	—	—	—	—	19	19
Foreign currency translation adjustment	—	—	—	—	—	2,115	2,115

Total comprehensive income	—	—	—	—	—	—	20,412

Cash dividends paid to stockholders	—	—	—	—	(18,643)	—	(18,643)

Stock options exercised	22,075	18	215	—	—	—	233

Issuance of restricted stock, net of cancellations	36,300	30	450	(423)	—	—	57

Balance, December 27, 2003	29,156,957	24,296	3,690	(1,116)	155,007	723	182,600

Comprehensive income:
Net income	—	—	—	—	24,855	—	24,855
Unrealized gain on interest rate swap, net of tax effect of $269	—	—	—	—	—	456	456
Foreign currency translation adjustment	—	—	—	—	—	789	789

Total comprehensive income	—	—	—	—	—	—	26,100

Cash dividends paid to stockholders	—	—	—	—	(18,869)	—	(18,869)

Stock options exercised	601,889	501	7,856	—	—	—	8,357

Cancellations of restricted stock, net of issuance	(11,250)	(9)	(46)	582	—	—	527

Balance, December 25, 2004	29,747,596	$24,788	$11,500	$(534)	$160,993	$1,968	$198,715

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

LANCE, INC. AND SUBSIDIARIES
For the Fiscal Years Ended December 25, 2004, December 27, 2003, and December 28, 2002
(In thousands)

	2004	2003	2002

Operating activities
Net income	$24,855	$18,278	$19,913
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	28,641	29,389	28,689
Loss on asset impairment	—	6,354	—
(Gain) / loss on sale of property, net	(812)	43	1,213
Deferred income taxes	1,438	(3,153)	4,747
Imputed interest on deferred notes	97	455	474
Other, net	527	56	254
Changes in operating assets and liabilities:
Accounts receivable	(4,369)	(4,219)	3,542
Inventory	541	2,714	52
Prepaid expenses and other current assets	712	(414)	(143)
Accounts payable	4,262	(73)	1,193
Accrued income taxes	2,240	2,379	(3,500)
Other payables and accrued liabilities	2,435	5,641	(660)

Net cash flow from operating activities	60,567	57,450	55,774

Investing activities
Purchases of property and equipment	(28,961)	(17,785)	(25,513)
Proceeds from sale of property	1,591	758	270

Net cash used in investing activities	(27,370)	(17,027)	(25,243)

Financing activities
Dividends paid	(18,869)	(18,643)	(18,616)
Issuance (purchase) of common stock, net	7,380	180	987
Repayments of debt	(5,649)	(63)	(5,176)
Repayments under revolving credit facilities	—	—	(9,500)

Net cash used in financing activities	(17,138)	(18,526)	(32,305)

Effect of exchange rate changes on cash	(72)	559	(1)

Increase (decrease) in cash and cash equivalents	15,987	22,456	(1,775)
Cash and cash equivalents at beginning of fiscal year	25,479	3,023	4,798

Cash and cash equivalents at end of fiscal year	$41,466	$25,479	$3,023

Supplemental information:
Cash paid for income taxes, net of refunds of $1,564, $1 and $2, respectively	$8,120	$11,071	$10,164
Cash paid for interest	$2,419	$2,403	$2,357
Stock option exercise tax benefit included in stockholders’ equity	$977	$53	$137

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

LANCE, INC. AND SUBSIDIARIES
December 25, 2004 and December 27, 2003

(1) OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

The aggregated operating units of Lance, Inc. and subsidiaries (the “Company”) manufacture, market and distribute a variety of snack food products. The Company operates in one segment, snack food products. The Company’s principal operations are located in Charlotte, North Carolina. In 1979, the Company acquired its Midwest bakery operations which are located in Burlington, Iowa. In 1999, the Company acquired its sugar wafer operations which are located in Ontario, Canada and its Cape Cod potato chip operations which are located in Hyannis, Massachusetts. The Company’s manufactured products include sandwich crackers and cookies, crackers, potato chips, cookies, sugar wafers, nuts and other salty snacks. In addition, the Company purchases for resale certain cakes, candy, meat snacks, restaurant style crackers, salty snacks and cookies in order to broaden the Company’s product offerings.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Lance, Inc. and its subsidiaries. All material inter-company items have been eliminated. Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified for consistent presentation. The most significant reclassification made in these financial statements is for bad debt expense which was previously included in both general and administrative expenses and selling, marketing and delivery expense but is now reported in selling, marketing and delivery expenses in order to improve comparability of financial results. The impact for bad debt expense for 2003 and 2002 was a decrease in general and administrative expenses and an increase in selling marketing and delivery expenses of $0.6 million and $1.1 million, respectively. There was no impact to net income as a result of these reclassifications.

Revenue Recognition

The Company recognizes operating revenues upon shipment of products to customers when title and risk of loss pass to its customers. Provisions for sales returns and other promotional allowances are recorded as a reduction in revenue in the Company’s consolidated financial statements.

Fiscal Year

The Company’s fiscal year ends on the last Saturday of December. The years ended December 25, 2004, December 27, 2003 and December 28, 2002 each included 52 weeks.

Use of Estimates

Preparing the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include customer returns and promotions, provisions for bad debts, inventories, useful lives of fixed assets, hedge transactions, supplemental retirement benefits, investments, intangible assets, incentive compensation, income taxes, insurance, post-retirement benefits, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, receivables, accounts payable and short and long-term debt approximate fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 95, “Statement of Cash Flows”, cash flows from the Company’s operations in Canada are calculated based on their reporting currency, the Canadian Dollar. As a result, amounts related to assets and liabilities reported in the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. The effect of exchange rate changes on cash balances held in the Canadian Dollar is reported below cash flows from financing activities.

Inventories

The principal raw materials used in the manufacture of the Company’s snack food products are vegetable oil, flour, sugar, potatoes, peanut butter, nuts, cheese and seasonings. The principal supplies used are flexible film, cartons, trays, boxes and bags. Inventories are valued at the lower of cost or market; 51% of the cost of the inventories in 2004 and 57% in 2003 was determined using the last-in, first-out (LIFO) method and the remainder was determined using the first-in, first-out (FIFO) method.

The Company may enter into various forward purchase agreements and derivative financial instruments to reduce the impact of volatility in raw material ingredient prices. As of December 25, 2004 and December 27, 2003, the Company had no outstanding commodity futures or option contracts.

Property, Plant and Equipment

Depreciation is computed using the straight-line method over the estimated useful lives of depreciable property ranging from 3 to 45 years. Property is recorded at cost less accumulated depreciation with the exception of assets held for disposal, which are recorded at the lesser of book value or fair value. Upon retirement or disposal of any item of property, the cost is removed from the property account and the accumulated depreciation applicable to such item is removed from accumulated depreciation. Major renewals and betterments are capitalized, maintenance and repairs are expensed as incurred, and gains and losses on dispositions are reflected in other expense/(income). Assets under capital leases are amortized over the estimated useful life of the related property.

The following table summarizes the majority of the Company’s estimated useful lives of depreciable property:

Useful Life
Buildings	45 years
Land and building improvements	15 years
Machinery and equipment	12 years
Furniture and fixtures	10 years
Vending machines	8 years
Trucks	6 years
Automobiles	3 years
Computers	3 years

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

Goodwill and Other Intangible Assets

In the 2002 fiscal year, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The criteria provided in SFAS No. 142 require the testing of impairment based on fair value. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values.

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

As of the date of adoption, the Company had unamortized goodwill in the amount of $39.4 million and unamortized identifiable intangible assets in the amount of $8.9 million. Under the provisions of SFAS No. 142, the Company is no longer recording amortization expense on goodwill.

As of December 25, 2004, the Company had the following acquired intangible assets:

	Gross Carrying	Accumulated
(in thousands)	Amount	Amortization
Amortized Intangible Assets:
Noncompetition Agreements	$3,355	$(3,355)

Unamortized Intangible Assets:
Trademarks	$7,576	—

The noncompetition agreements were amortized over the life of the agreements and as of April 2004 were fully amortized. These agreements had an original term of 5 years. Amortization expense was $0.2 million, $0.7 million and $0.7 million for each of the three years ended December 25, 2004, December 27, 2003 and December 28, 2002, respectively.

The trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely. Therefore, under the provisions of SFAS No. 142, the trademarks are no longer amortized.

The changes in the carrying amount of goodwill for the fiscal year ended December 25, 2004 are as follows:

Gross
Carrying
(in thousands)	Amount
Balance as of December 27, 2003	$45,070
Changes in foreign currency exchange rates	2,090

Balance as of December 25, 2004	$47,160

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

Insurance Claims

The Company maintains a self-insurance program covering portions of workers’ compensation, automobile, general liability and medical costs. Self-insured accruals are based on claims filed and an estimate of claims incurred but not reported. Workers’ compensation, automobile and general liability costs are covered by standby letters of credit with the Company’s claims administrators. Claims in excess of the self-insured levels are fully insured up to $100 million per individual claim.

Post-Retirement Plans

The Company has a defined benefit health care plan which currently provides medical insurance benefits for retirees and their spouses to age 65. The plan was amended effective July 1, 2001, and the Company began the phase out of the post-retirement healthcare plan. The post-retirement healthcare plan will be phased-out over the next nine years. This amendment resulted in a decrease in the benefit obligation which was amortized over 2.19 years beginning in 2001. The net periodic costs are recognized as employees perform the services necessary to earn the post-retirement benefits.

The Company also provides supplemental retirement benefits to certain officers. Provision for these benefits, made over the period of employment of such officers, was $0.3 million in 2004, $0.2 million in 2003 and $0.3 million in 2002.

Derivative Financial Instruments

The Company is exposed to certain market, commodity and interest rate risks as part of its ongoing business operations and may use derivative financial instruments, where appropriate, to manage these risks. The Company does not use derivatives for trading purposes.

In 2001, the Company implemented SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or a liability measured at its fair value. It also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

Foreign Currency Translation

All assets and liabilities of the Company’s Canadian subsidiary are translated into U.S. dollars using current exchange rates and income statement items are translated using the average exchange rates during the period. The translation adjustment is included as a component of stockholders’ equity. Gains and losses on foreign currency transactions are included in earnings. Foreign currency transactions resulted in $0.1 million loss in 2004, $0.7 million loss in 2003 and less than $0.1 million loss in 2002.

Stock Compensation Plans

The Company has adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the intrinsic value-based method of accounting prescribed by APB Opinion No. 25 and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Based Compensation, an interpretation of APB Opinion No. 25.” The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma net income and pro forma earnings per share disclosures for employee stock options as if the fair value based method defined under the provisions of SFAS No. 123 had been applied. The FASB issued SFAS No. 123R in December 2004, which is effective for the Company in the third quarter of 2005. SFAS No. 123R eliminates the option to apply the intrinsic value-based method of accounting. The Company is evaluating the impact of the adoption of SFAS No. 132R on its financial statements.

The Company applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. The table below presents the assumptions and pro-forma net income effect of the options using the Black-Scholes option pricing model prescribed under SFAS No. 123.

($ in thousands, except per share data)	2004	2003	2002

Assumptions used in Black Scholes pricing model:
Expected dividend yield	5.19%	5.55%	5.40%
Risk-free interest rate	3.86%	3.92%	4.10%
Weighted average expected life	6.5 years	10 years	10 years
Expected volatility	33.45%	27.32%	24.50%
Fair value per share of options granted	$3.69	$1.23	$2.17

Net income as reported	$24,855	$18,278	$19,913
Earnings per share as reported — basic	0.84	0.63	0.69
Earnings per share as reported — diluted	0.84	0.63	0.68
Stock based compensation costs, net of income tax, included in net income as reported	294	67	254

Additional stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been applied	320	204	945
Pro-forma net income	24,535	18,074	18,968
Pro-forma earnings per share — basic	0.83	0.62	0.65
Pro-forma earnings per share — diluted	$0.83	$0.62	$0.65

Earnings Per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.

Diluted earnings per share are calculated by including all dilutive common shares such as stock options and restricted stock. Dilutive potential shares were 313,000 in 2004, 192,000 in 2003 and 250,000 in 2002. Anti-dilutive shares totaling 949,000 in 2004, 2,107,000 in 2003 and 1,910,000 in 2002 were excluded from the dilutive earnings calculation. No adjustment to reported net income is required when computing diluted earnings per share.

Advertising and Consumer Promotion Costs

The Company promotes its products with certain marketing activities, including advertising, consumer incentives and trade promotions. All advertising costs are expensed as incurred. Consumer incentive and trade promotions are recorded as expense based on amounts estimated as being due to customers and consumers at the end of the period, based principally on the Company’s historical utilization and redemption rates. Consumer promotion costs are recorded in accordance with Emerging Issues Task Force Issue (EITF) 00-14, “Accounting for Certain Sales Incentives.” EITF 00-14 provides guidance on the proper classification of certain promotion costs on the income statement. For the fiscal years 2004, 2003 and 2002, promotional expense included as an offset to revenue amounted to $35.5 million, $31.2 million and $28.2 million, respectively. Advertising costs included in selling, marketing and delivery costs on the consolidated statements of income amounted to $2.0 million, $1.4 million and $2.8 million for the fiscal years 2004, 2003 and 2002, respectively.

Shipping and Handling Costs

The Company does not bill customers separately for shipping and handling of product. These costs are included as part of selling, marketing and delivery expenses on the consolidated statements of income. For the years ended December 25, 2004, December 27, 2003 and December 28, 2002, shipping and handling costs were $44.8 million, $39.6 million and $39.3 million, respectively.

Concentration of Credit Risk

Sales to the Company’s largest customer (Wal-Mart Stores, Inc.) were approximately 18% of revenues in 2004, 16% in 2003 and 12% in 2002. Accounts receivable at December 25, 2004 and December 27, 2003 included receivables from Wal-Mart Stores, Inc. totaling $9.9 million and $9.0 million, respectively.

The Company’s total bad debt expense for the fiscal years 2004, 2003 and 2002 was $1.1 million, $1.5 million and $2.0 million, respectively.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. In 2003 and 2004 the Company included the required interim disclosures in Forms 10-Q and annual disclosures in Form 10-K.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies the accounting and reporting for derivative instruments, including embedded derivatives, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group and in other FASB projects or deliberations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company’s accounting for derivative instruments is in compliance with SFAS No. 149 and SFAS No. 133. Therefore, the adoption of SFAS No. 149 did not have an impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued Financial Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.” This interpretation clarifies the application of Accounting Research

Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 became effective February 1, 2003 for variable interest entities created after January 31, 2003, and July 1, 2003 for variable interest entities created prior to February 1, 2003. In December 2003, the FASB issued a revised FIN 46. The revised standard, FIN 46R, modifies or clarifies various provisions of FIN 46 and incorporates many FASB Staff Positions previously issued by the FASB. This standard replaces the original FIN 46 that was issued in January 2003. The adoption of these new standards did not have an impact on the Company’s financial position, results of operations or cash flows.

In December 2003, the FASB issued a revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised SFAS No. 132 revised employers’ disclosures about pension plans and other postretirement benefit plans. It did not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The revised SFAS No. 132 retains the disclosure requirements contained in the original SFAS No. 132. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The adoption of this new standard did not have an impact on the Company’s financial position, results of operations or cash flows.

In December 2003, the SEC released Staff Accounting Bulletin (SAB) 104. SAB 104 revises or rescinds portions of the interpretative guidance included in SEC Topic 13, “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in U.S. generally accepted accounting principles. SAB 104 also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The adoption of this new standard did not have an impact on the Company’s financial position, results of operations or cash flows.

In May, 2004, the FASB issued Staff Position (FSP) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This Position provides guidance on the accounting, disclosure, effective date, and transition requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Company’s post-retirement benefit plan only covers employees until they reach age 65 and are eligible for Medicare. Therefore, the adoption of this FSP had no impact on the Company’s financial position, results of operations or cash flows.

In October, 2004, the American Jobs Creation Act of 2004 (the Act) was enacted into law. The FASB has issued Staff Position 109-1 and 109-2 to provide accounting and disclosure guidance relating to the enactment of this Act. The Act allows for a tax deduction of up to 9% (when fully phased-in) of the lesser of “qualified production activities income” or taxable income, as defined in the Act, beginning in 2005. The tax benefits of this deduction are to be recognized in the year in which they are reported on the tax return. The Act also allows for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated to a U.S. taxpayer, provided certain criteria are met. The Company has not completed its evaluation of the effects of the Act on its future financial position. This evaluation is expected to be completed during the first half of 2005. The impact of the Act will be reflected in the Company’s financial statements beginning in 2005.

In November 2004, the FASB issued SFAS No. 151, “Inventory Cost or Amendment of ARB No. 43, Chapter 4.” This Statement amends ARB No. 43, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be recognized in current-period charges. In addition, this Statement requires that allocation of fixed production overhead to the costs on conversion be based on the normal capacity of the production facilities. This provision is effective for inventory costs incurred during fiscal years after June 15, 2005. SFAS No. 151 is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB revised its SFAS No. 123 (SFAS No. 123R), “Accounting for Stock Based Compensation.” The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after June 15, 2005, with early adoption encouraged. The Company is currently evaluating the impact that this statement will have on its financial condition, results of operations or cash flows .

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29.” APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in the Company’s fiscal year 2006. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

(2) INVENTORIES

Inventories at December 25, 2004 and December 27, 2003 consisted of the following:

(in thousands)	2004	2003

Finished goods	$17,026	$17,127
Raw materials	3,018	3,303
Supplies, etc.	8,045	8,029

Total inventories at FIFO cost	28,089	28,459
Less: adjustment to reduce FIFO cost to LIFO cost	(4,285)	(4,190)

Total inventories	$23,804	$24,269

(3) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 25, 2004 and December 27, 2003 consisted of the following:

(in thousands)	2004	2003

Land and land improvements	$11,584	$11,743
Buildings	73,435	71,309
Machinery, equipment and systems	227,584	216,978
Vending machines	54,428	64,528
Trucks and automobiles	44,622	40,911
Furniture and fixtures	2,426	2,883
Construction in progress	8,345	2,224

	422,424	410,576
Accumulated depreciation and amortization	(260,708)	(249,899)

Property, plant and equipment, net	$161,716	$160,677

The Company sold or disposed of certain property and equipment during 2004, 2003, and 2002 resulting in net gains of $0.8 million, net losses of $0.1 million and $1.2 million, respectively. These gains and losses are included in other expense/(income) in the consolidated statements of income.

The Company has two facilities in Canada which accounted for $18.5 million and $17.9 million of the total net property, plant and equipment in 2004 and 2003, respectively. The increase compared to 2003 primarily relates to foreign currency fluctuations, net of depreciation.

During the year ended December 27, 2003, the Company discontinued distribution of its mini-sandwich cracker product line through its route sales system. Accordingly, a fixed asset impairment charge of $6.4 million was recorded, which is reflected as a loss on asset impairment on consolidated statements of income and consolidated statements of cash flows and a reduction to the cost basis of the asset in the consolidated balance sheet as of and for the year ended December 27, 2003. The assets are classified as held for use and are included in property, plant and equipment in the consolidated balance sheets. The fixed asset impairment was accounted for under the provisions of Statements of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Discontinuation of the product line resulted in the performance of a recoverability test to determine if an impairment charge was needed. The fair value of the impaired assets was determined based on historical sales of comparable assets.

(4) LONG-TERM DEBT

Long-term debt at December 25, 2004 and December 27, 2003 consisted of the following:

(in thousands)	2004	2003

Cdn $50 million unsecured term loan	$40,650	$38,168
Deferred notes payable	—	5,570

Total debt	40,650	43,738
Less current portion of long-term debt	40,650	5,570

Total long-term debt	$—	$38,168

In February 2002, the Company’s unsecured revolving credit agreement, first entered into in 1999, was amended to give the Company the ability to borrow up to $60 million and Cdn $25 million through February 2007. Interest on U.S. denominated borrowings of 30 days or more is payable at a rate based on the Offshore rate plus the applicable margin of 0.48% to 0.88%. Interest on other U.S. denominated borrowings is payable based on the U.S. base rate. Interest on Canadian borrowings of 30 days or more is payable at a rate based on the Canadian Bankers’ Acceptance discount rate, plus the applicable margin and an additional 0.13% fee. Interest on other Canadian denominated borrowings is payable based on the Canadian prime rate. The applicable margin for U.S. Dollar Offshore rate and Canadian Bankers’ Acceptance discount rate based borrowings, which was 0.58% at December 25, 2004, is determined by certain financial ratios. The agreement also required the Company to pay a facility fee on the entire $60 million and Cdn $25 million revolver ranging from 0.15% to 0.25% based on financial ratios. At December 25, 2004, the Company had no outstanding balances on the revolving credit facility.

The Company has a Cdn $50 million unsecured term loan that is due August 2005. Interest is payable semi-annually at Cdn LIBOR plus a margin ranging from 0.75% to 1.125%. The applicable margin, which was 0.75% at December 25, 2004, is determined by certain financial ratios. The interest rate at December 25, 2004 was 3.44% compared to 3.53% at December 27, 2003. The Company entered into an interest rate swap agreement during 2001 that effectively fixed the interest rate on this debt to 5.9%, including applicable margin.

In 2000, the Company recorded $8.2 million of deferred notes payable in connection with the purchase of its Canadian subsidiary. The balance outstanding under this agreement was Cdn $7.3 million ($5.6 million) at December 27, 2003 and was paid in April 2004. The Company discounted the balance of the notes at 7% and recorded imputed interest over the term of the deferred notes. The imputed interest on the deferred notes was $0.1 million, $0.5 million and $0.5 million for 2004, 2003 and 2002, respectively.

The carrying value of all long-term debt approximates fair value. At December 25, 2004 and December 27, 2003, the Company had available approximately $80.1 million and $79.6 million respectively, of unused credit facilities.

All debt agreements require the Company to comply with certain covenants, such as a debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio and an interest coverage ratio. In addition, the Company’s Second Amended and Restated Credit Agreement restricts payment of cash dividends and repurchases of its common stock by the Company if, after payment of any such dividends or any such repurchases of its common stock, the Company’s consolidated stockholders’ equity would be less than $125,000,000. At December 25, 2004, the Company’s consolidated stockholders’ equity was $198,715,000. The Company was in compliance with these covenants at December 25, 2004. Interest expense for 2004, 2003 and 2002 was $2.8 million, $3.2 million and $3.3 million, respectively.

The aggregate maturities of outstanding debt at December 25, 2004 were as follows:

(in thousands)

2005	$40,650

Total debt	$40,650

(5) DERIVATIVE INSTRUMENTS

In September 2001, the Company entered into an interest rate swap agreement in order to manage the risk associated with variable interest rates. The variable-to-fixed interest rate swap is accounted for as a cash flow hedge, with effectiveness assessed based on changes in the present value of interest payments on the underlying debt. The notional amount, interest payment and maturity dates of the swap match the principal, interest payment and maturity dates of the related debt. The interest rate on the swap was 5.9%, including applicable margin. The underlying notional amount of the swap agreement is Cdn $50 million. The fair value of this interest rate swap was a liability of $0.7 million at December 25, 2004 and $1.4 million as of December 27, 2003. It is included in other current liabilities in 2004 and other long-term liabilities in 2003.

The unrealized gain recorded in accumulated other comprehensive income at December 25, 2004 was $0.5 million and at December 27, 2003 was $19,000, net of tax, related to the interest rate swap. As long as the hedge remains highly effective, the fair value of the swap will continue to be adjusted through other comprehensive income. Net cash settlements under the swap agreement are reflected in interest expense in the consolidated statements of income in the applicable period.

(6) INCOME TAXES

In 2004, the Company’s effective tax rate was 32.0% compared to 36.1% in 2003 and 36.5% in 2002.

Income tax expense (benefit) consists of the following:

(in thousands)	2004	2003	2002

Current:
Federal	$9,770	$12,340	$7,325
State and other	512	1,293	557
Foreign	(160)	(688)	(90)

	10,122	12,945	7,792

Deferred:
Federal	2,546	(2,060)	3,062
State and other	(477)	(512)	(1)
Foreign	(472)	(67)	582

	1,597	(2,639)	3,643

Total income tax expense	$11,719	$10,306	$11,435

A reconciliation of the federal income tax rate to the Company’s effective income tax rate for the years ended December 25, 2004, December 27, 2003 and December 28, 2002 as follows:

	2004	2003	2002

Statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	1.2%	1.7%	2.1%
Net favorable foreign income taxes as a result of tax adjustments and tax rate differences	(1.4%)	(0.8%)	(0.7%)
Resolution of foreign and state income tax claims	(1.8%)	—	—
Changes in deferred taxes for effective state rate changes	(0.4%)	—	—
Miscellaneous items, net	(0.6%)	0.2%	0.1%

Income tax expense	32.0%	36.1%	36.5%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 25, 2004 and December 27, 2003 are presented below:

(in thousands)	2004	2003

Deferred tax assets
Reserves for employee compensation, deductible when paid for income tax purposes, accrued for financial reporting purposes	$3,601	$3,765
Reserves for insurance claims, deductible when paid for income tax purposes, accrued for financial reporting purposes	5,626	6,221
Other reserves deductible when paid for income tax purposes, accrued for financial reporting purposes	2,480	3,148
Unrealized losses deductible when realized for income tax purposes, included in Other Comprehensive Income	232	501
Inventories, principally due to additional costs capitalized for income tax purposes	1,322	1,465
Unrealized capital loss deductible when realized for income taxes, accrued for financial statement purposes	192	195
Net state operating loss carryforwards (expiring beginning 2011)	380	413

Total gross deferred tax assets	13,833	15,708

Less valuation allowance	(499)	(550)

Net deferred tax assets	13,334	15,158

Deferred tax liabilities:
Property, plant and equipment, principally due to differences in depreciation, net of impairment reserves	(29,568)	(30,004)
Trademark amortization	(2,749)	(2,946)
Prepaid expenses and other costs deductible for tax, amortized for financial statement purposes.	(1,001)	(327)

Total gross deferred tax liabilities	(33,318)	(33,277)

Total net deferred tax liabilities	$(19,984)	$(18,119)

The valuation allowance as of December 25, 2004 and December 27, 2003 was $0.5 million and $0.6 million, respectively. The valuation allowances relate to a state net operating loss carryforward, which management does not believe will be fully utilized due to the limited nature of the Company’s activities in the state where the state net operating loss exists and a capital loss that may not be fully utilized based on prior years history. Based on the Company’s historical and current earnings, management believes it is more likely than not that the Company will realize the benefit of the remaining deferred tax assets that are not covered by the valuation allowance.

The Company’s effective tax rate is based on the level and mix of income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. Significant judgment is required in determining the annual tax rate and in evaluating tax positions. The Company establishes reserves when, despite the fact that the tax return positions are supportable, it believes these positions are likely to be challenged and may not be successful. The Company adjusts these reserves in light of changing facts and circumstances, such as the progress of a tax audit. During 2004, the Company resolved several disputed jurisdictional claims and audits.

Deferred U.S. income taxes are not provided on undistributed earnings of the Company’s foreign subsidiary since it has historically had no plans to repatriate the earnings. The Company is currently reevaluating these plans in response to the repatriation provision of the American Jobs Creation Act of 2004, which allows for a one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. The Company has not yet evaluated the effect of potential repatriation. Accordingly, the effect on income tax expense (or benefit) cannot be reasonably estimated at this time. The Company plans to complete an evaluation of the effect of potential repatriation by the end of second quarter 2005.

(7) POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

The Company provides post-retirement medical benefits for retirees and their spouses to age 65. Retirees pay contributions toward medical coverage based on the medical plan and coverage they select. The plan was amended effective July 1, 2001, and the Company began the phase out of its post-retirement healthcare plan. This plan currently provides post-retirement medical benefits for retirees who were age 55 or older on June 30, 2001 and their spouses for medical coverage between the ages of 60 to age 65. The post-retirement healthcare plan will be phased-out over the next nine years. This change resulted in a decrease in the benefit obligation at the beginning of 2001 of $0.9 million which was amortized over 2.19 years beginning in 2001. The Company’s post-retirement health care plan is not currently funded.

The following table sets forth the plan’s benefit obligations, funded status, and net periodic benefit costs for the three years ended December 25, 2004:

(in thousands)	2004	2003	2002

Change in benefit obligation:
Benefit obligation at beginning of year	$2,471	$3,050	$2,658
Service cost	92	167	178
Interest cost	136	184	172
Plan participants’ contributions	389	429	457
Prior service credit	—	—	—
Actuarial (gain)/loss	(131)	(464)	604
Benefits paid	(834)	(895)	(1,019)

Benefit obligation at end of year	2,123	2,471	3,050

Funded status	(2,123)	(2,471)	(3,050)
Unrecognized net actuarial gain	(1,751)	(2,680)	(3,110)
Unrecognized prior service cost	—	(250)	(733)

Accrued benefit cost	(3,874)	(5,401)	(6,893)

Components of net periodic benefit cost:
Service cost	92	167	178
Interest cost	136	184	172
Recognition of prior service costs	(250)	(483)	(483)
Recognized net gain	(915)	(893)	(1,263)

Net periodic benefit	$937	$(1,025)	$(1,396)

Weighted average discount rates used in determining accumulated post-retirement benefit obligation:
Beginning of year	6.00%	6.50%	7.00%

End of year	3.75%	6.00%	6.50%

The post-retirement medical benefit plan was valued using a January 1, 2004 measurement date. The discount rate was reduced from 6.00% to 3.75% to better reflect the short duration of the liabilities related to remaining participants in this closed group. For measurement purposes, a 9.00% annual rate of increase in the per capita cost of covered health care benefits for the self-insured plan was assumed for 2005. This rate was assumed to decrease gradually to 5.00% in 2012 and remain at that level thereafter. The health care cost trend rate assumption has a less significant effect on the amounts reported due to the plan amendment implemented as of July 1, 2001. The plan amendment required active employees to be 55 years of age as of January 1, 2001 in order to be eligible to receive retiree medical benefits.

A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One	One
	Percentage	Percentage
(in thousands)	Point Increase	Point (Decrease)

Effect on accumulated post-retirement benefit obligation	$45	$(44)
Effect on total of service and interest cost components	$7	$(7)

Future benefit payments, which reflect expected future service, as appropriate, during the next five years, and in aggregate, net of expected contribution from retirees for the five fiscal years thereafter, are as follows:

Expected
(in thousands)	Benefit Payments

2005	$423
2006	$443
2007	$468
2008	$425
2009	$348
2010-2013	$337

(8) EMPLOYEE BENEFIT PLANS AND NON EMPLOYEE STOCK OPTION PLANS

Employee Profit-Sharing Retirement Plan

The Company has a retirement plan covering substantially all of its employees. The plan is a defined contribution retirement plan providing for contributions equal to the greater of 10% of net income before income taxes or a minimum of 3% of qualified employee wages, excluding highly compensated employees. Plan funding is made in accordance with the provisions of the plan. The Company also provides a 401(K) plan to employees with a 20% match of up to 2% of the employee’s contribution. Total employee profit sharing and retirement expense was $4.4 million, $4.2 million and $3.9 million, in 2004, 2003 and 2002, respectively.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan under which shares of common stock are purchased on the open market with employee and Company contributions. The plan provides for the Company to contribute an amount equal to 10% of the employees’ contributions. Company contributions amounted to $43,000 in 2004, $47,000 in 2003 and $61,000 in 2002.

Employee Stock Option Plans

As of December 25, 2004, the Company had stock option plans under which 4,900,000 shares of common stock could be issued to key employees of the Company, as defined in the plans. The plans authorize the grant of incentive stock options, non-qualified stock options and stock appreciation rights. The plans require, among other things, that before the stock options and stock appreciation rights may be exercised, such key employees must remain in continuous employment of the Company not less than six months from the date of grant. In 2003, the Company adopted the Lance, Inc. 2003 Key Employee Stock Plan (the Plan). The Plan reserves an additional 1,500,000 shares of the Company’s Common Stock for issuance to certain key employees of the Company. The Plan authorizes the issuance of such shares to key employees in the form of stock options, stock appreciation rights (SARs), restricted stock and performance shares. The Plan also authorizes other awards denominated in monetary units or shares of Common Stock payable in cash or shares of Common Stock.

Options generally become exercisable in three or four installments from six to forty-eight months after date of grant. The option price, which equals the fair market value of the Company’s common stock at the date of grant, ranges from $7.65 to $20.91 per share for outstanding options as of December 25, 2004. The weighted average remaining contractual life at December 25, 2004 was 5.9 years.

Since 1994, no SARs have been issued. At December 25, 2004, there are no SARs outstanding.

	Number of	Weighted	Options/
	Options/SAR’s	Average	SAR’s
	Outstanding	Exercise Price	Exercisable

Balance at December 29, 2001	2,467,237	$14.87	853,647
Granted	540,550	14.45
Exercised	(84,800)	10.96
Expired/Forfeited	(166,950)	15.56

Balance at December 28, 2002	2,756,037	14.46	1,385,977
Granted	589,300	7.65
Exercised	(22,075)	10.57
Expired/Forfeited	(363,462)	13.84

Balance at December 27, 2003	2,959,800	13.20	1,695,038
Granted	161,850	17.15
Exercised	(570,389)	12.23
Expired/Forfeited	(212,974)	14.02

Balance at December 25, 2004	2,338,287	$13.61	1,472,298

Non-Employee Director Stock Option Plan

In 1995, the Company adopted a Nonqualified Stock Option Plan for Non-Employee Directors (Director Plan). The Director Plan requires among other things that the options are not exercisable unless the optionee remains available to serve as a director of the Company until the first anniversary of the date of grant, except that the initial option shall be exercisable after six months. The options under this plan vest on the first anniversary of the date of grant. Options granted under the Director Plan shall expire ten years from the date of grant. There were no options granted during 2004 and 2003, and 42,500 options granted in 2002. Beginning after December 28, 2002, there were no additional awards made under this plan. The option price, which equals the fair market value of the Company’s common stock at the date of grant, ranges from $10.50 to $21.63 per share. There were 154,500 options outstanding at December 25, 2004. The weighted average remaining contractual life at December 25, 2004 was 4.4 years.

	Number of	Weighted
	Options	Average Exercise	Options
	Outstanding	Price	Exercisable

Balance at December 29, 2001	226,000	$15.29	186,000
Granted	42,500	15.88
Exercised	(12,000)	12.01
Expired/Forfeited	—	—

Balance at December 28, 2002	256,500	15.53	216,500
Granted	—	—
Exercised	(55,000)	15.47
Expired/Forfeited

Balance at December 27, 2003	201,500	15.56	201,500
Granted
Exercised	(31,500)	13.05
Expired/Forfeited	(15,500)	18.15

Balance at December 25, 2004	154,500	$15.81	154,500

Employee Restricted Stock Awards

During 2003 and 2002, the Company awarded 41,800 and 36,150 shares respectively, of common stock to certain employees under one of its incentive programs, subject to certain vesting and performance restrictions. Compensation costs associated with these restricted shares are amortized over the vesting period or as performance measures are ratably obtained, at which time the earned portion is charged against current earnings. The deferred portion of these restricted shares is included in the accompanying balance sheet as unamortized portion of restricted stock awards.

Non-Employee Director Restricted Stock Awards

In 2003, the Company adopted the Lance, Inc. 2003 Directors Stock Plan (2003 Director Plan). With the adoption of the 2003 Director Plan, no further awards will be made under the Company’s 1995 Nonqualified Stock Option Plan for Non-Employee Directors. The 2003 Director Plan is intended to attract and retain persons of exceptional ability to serve as Directors and to further align the interests of Directors and stockholders in enhancing the value of the Company’s common Stock and to encourage such Directors to remain with and to devote their best efforts to the Company. The Board of Directors has reserved 50,000 shares of Common Stock for issuance under the 2003 Director Plan. This number is subject to adjustment in the event of stock dividends and splits, recapitalizations and similar transactions. The 2003 Director Plan is administered by the Board of Directors.

During 2004, the Company awarded 9,000 shares of common stock to the Company’s directors, subject to certain vesting restrictions. Compensation costs associated with these restricted shares are amortized over the vesting period, at which time the earned portion is charged against current earnings. The deferred portion of these restricted shares is included in the accompanying balance sheet as unamortized portion of restricted stock awards.

Long Term Incentive Plan

During 2004, the Company adopted the Lance, Inc. 2004 Long-Term Incentive Plan for Officers (2004 Officer Plan). With the adoption of the plan, incentives granted to Officers and key management are earned over a cumulative three year period. The 2004 Officer Plan provides for incentive payments in the form of cash, stock grants and non-qualified stock option awards after the three year period has expired and based upon the attainment of certain performance measures.

(9) OTHER COMMITMENTS AND CONTINGENCIES

The Company has entered into contractual agreements providing severance benefits to certain key employees in the event of a change in control of the Company. Commitments under these agreements totaled $8.4 million at December 25, 2004.

The Company has entered into contractual agreements providing severance benefits to certain key employees in the event of termination without cause. Commitments under these agreements were $5.4 million as of December 25, 2004. The maximum commitment for both the change in control and severance agreements as of December 25, 2004 was $10.4 million.

The Company leases certain facilities and equipment under contracts classified as operating leases. Rental expense was $4.5 million in 2004, $4.7 million in 2003 and $5.0 million in 2002. Future minimum lease commitments for operating leases at December 25, 2004 were as follows:

(in thousands)

2005	$1,553
2006	1,395
2007	606
2008	391
2009	293

Total operating lease commitments	$4,238

The Company also maintains standby letters of credit in connection with its self insurance reserves for casualty claims. These letters of credit amounted to $16.8 million as of December 25, 2004.

The Company entered into a long-term requirements agreement with a supplier in 1999. In connection with the requirements agreement, the Company guaranteed the supplier’s obligations under an equipment lease. The maximum annual payment by the Company under the requirements agreement and the guaranty is approximately $0.8 million per year until January 2007. The amount outstanding under the equipment lease was $1.7 million as of December 25, 2004. For the years ended December 25, 2004, December 27, 2003 and December 28, 2002, the Company paid $0.2 million, $0.4 million and $0.2 million, respectively, to the supplier for its payments under the equipment lease.

The Company has entered into agreements with suppliers for certain commodities and packaging materials used in the production process. These agreements are entered into in the normal course of business and consist of agreements to purchase a certain quantity over a certain period of time. As of December 25, 2004, the Company had outstanding purchase commitments totaling approximately $47.1 million. These commitments range in length from a few weeks to 12 months.

The Company’s decision to distribute certain of its products through its route sales system resulted in the termination of certain independent distributors, some of which have asserted claims against the Company. In 2003, one of the distributors filed a civil action for an unspecified amount of damages which was resolved in mediation in January 2005. In addition, the Company is subject to routine litigation and claims incidental to its business. In the opinion of management, such routine litigation and claims should not have a material adverse effect upon the Company’s consolidated financial statements taken as a whole.

(10) STOCKHOLDERS’ EQUITY

Capital Stock

The Company’s Restated Charter, as amended, authorizes 75,000,000 shares of common stock with a par value of $0.83 1/3 and 5,000,000 shares of preferred stock, par value of $1.00 per share, to be issued in such series and with such preferences, limitations and relative rights as the Board of Directors may determine from time to time. Common shares outstanding were 29,747,596 at December 25, 2004 and 29,156,957 at December 27, 2003. There were no preferred shares outstanding.

Stockholder Rights Plan

On July 14, 1998, the Company’s Board of Directors adopted a Preferred Shares Rights Agreement (Rights Agreement), designed to protect all of the Company’s stockholders and ensure that they receive fair and equal treatment in the event of an attempted takeover of the Company or certain takeover tactics. Pursuant to the Rights Agreement, each common stockholder received a dividend distribution of one Right for each share of common stock held.

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

In addition, if a person or group acquires beneficial ownership of 20 percent or more of the Company’s common stock and the Company merges into another entity, another entity merges into the Company or the Company sells 50 percent or more of its assets or earning power to another entity, each Right (other than those owned by acquirer, which become void) entitles its holder to purchase, for the exercise price of $100, the number of shares of the Company’s common stock (or share of the class of stock of the surviving entity which has the greatest voting power) which has a value equal to twice the exercise price.

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

Other Comprehensive Income

For the years ended December 25, 2004, December 27, 2003 and December 28, 2002, the Company included in other comprehensive income an unrealized gain due to foreign currency translation of $789,000, $2,115,000 and $77,000, respectively. Income taxes on the foreign currency translation adjustment in other comprehensive income were not recognized because the earnings are intended to be indefinitely reinvested in those operations. Also included in accumulated other comprehensive income as of December 25, 2004, December 27, 2003 and December 28, 2002, was an unrealized gain/(loss) of $456,000, net of tax effect of $(269,000), $19,000, net of tax effect of $(12,000), and $(130,000), net of tax effect of $76,000, respectively, related to interest rate swaps accounted for in accordance with SFAS No. 133.

(11) INTERIM FINANCIAL INFORMATION (UNAUDITED)

A summary of interim financial information follows (in thousands, except per share data):

	2004 Interim Period Ended
	March 27	June 26	September 25	December 25
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)

Net sales and other operating revenues	$144,096	$152,057	$154,876	$149,426

Cost of sales	79,083	81,348	83,358	80,345

Selling, marketing and delivery	50,250	51,268	50,569	50,581

General and administrative	7,201	7,658	7,653	8,351

Provisions for employees’ retirement plans	822	1,115	1,359	1,089

Amortization of goodwill and other intangibles	167	—	—	—

Other income, net	(200)	(51)	(454)	(145)

Earnings before interest and taxes	6,773	10,719	12,391	9,205

Interest expense, net	766	603	575	570

Earnings before income taxes	6,007	10,116	11,816	8,635

Income taxes	2,024	3,442	3,866	2,387

Net income	$3,983	$6,674	$7,950	$6,248

Net income per common share – basic	$0.14	$0.23	$0.27	$0.21

Net income per common share – diluted	0.13	0.22	0.27	0.21

Dividends declared per common share	$.016	$.016	$.016	$.016

	2003 Interim Period Ended
	March 29	June 28	September 27	December 27
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)

Net sales and other operating revenues	$132,904	$143,792	$145,063	$141,022

Cost of sales	71,108	73,682	74,969	73,707

Selling, marketing and delivery	50,460	49,251	48,927	48,898

General and administrative	7,709	6,483	7,052	6,824

Provisions for employees’ retirement plans	1,085	1,034	915	1,190

Amortization of goodwill and other intangibles	178	192	195	93

Loss on asset impairment	6,354	—	—	—

Other expense, net	183	224	155	158

Earnings before interest and taxes	(4,173)	12,926	12,850	10,152

Interest expense, net	678	843	766	884

Earnings before income taxes	(4,851)	12,083	12,084	9,268

Income taxes	(1,801)	4,279	4,460	3,368

Net (loss)/income	$(3,050)	$7,804	$7,624	$5,900

Net/(loss)/income per common share – basic	$(0.10)	$0.27	$0.26	$0.20

Net/(loss)income per common share – diluted	(0.10)	0.27	0.26	0.20

Dividends declared per common share	$0.16	$0.16	$0.16	$0.16

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Lance, Inc.:

We have audited the accompanying consolidated balance sheets of Lance, Inc. and subsidiaries as of December 25, 2004 and December 27, 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended December 25, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lance, Inc. and subsidiaries as of December 25, 2004 and December 27, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 25, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lance, Inc.’s internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Charlotte, North Carolina
March 1, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Lance, Inc.:

We have audited management’s assessment, included in the accompanying “Management’s Assessment of Internal Controls over Financial Reporting as of December 25, 2004”, that Lance, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 25, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lance, Inc. and subsidiaries as of December 25, 2004 and December 27, 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended December 25, 2004, and our report dated March 1, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Charlotte, North Carolina
March 1, 2005

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

     Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 25, 2004.

     The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report begins on page 52.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s filings under the Exchange Act.

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 25, 2004. See page 54 for “Management’s Report on Internal Controls Over Financial Reporting.” The Company’s independent auditors have issued an audit report on managements assessment of the Company’s internal control over financial reporting. The auditors’ report appears on page 52.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 25, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

Not applicable

PART III

Items 10 through 14 are incorporated herein by reference to the sections captioned Principal Stockholders and Holdings of Management, Election of Directors, The Board of Directors and its Committees, Compensation Committee and Stock Award Committee Interlocks and Insider Participation, Director Compensation, Section 16(a) Beneficial Ownership Reporting Compliance, Executive Officer Compensation and Ratification of Selection of Independent Accountants in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 21, 2005 and to the Separate Item in Part I of this Annual Report captioned Executive Officers of the Registrant.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.	Financial Statements.

The following financial statements are filed as part of this report:

Page
Consolidated Statements of Income for the Fiscal Years Ended December 25, 2004, December 27, 2003 and December 28, 2002	23

Consolidated Balance Sheets as of December 25, 2004 and December 27, 2003	24

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Fiscal Years Ended December 25, 2004, December 27, 2003 and December 28, 2002	25

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 25, 2004, December 27, 2003 and December 28, 2002	26

Notes to Consolidated Financial Statements	27

Reports of Independent Registered Public Accounting Firm	51

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

          10.1 Lance, Inc. 1991 Stock Option Plan, as amended, filed herewith.

          10.2 Lance, Inc. 1995 Nonqualified Stock Option Plan for Non-Employee Directors, as amended, incorporated herein by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8, File No. 33-58839, as amended by Post Effective Amendment No. 1.

          10.3 Lance, Inc. 1997 Incentive Equity Plan, as amended, filed herewith.

          10.4 Lance, Inc. 2003 Key Employee Stock Plan, as amended, filed herewith.

          10.5 Lance, Inc. 2003 Director Stock Plan, incorporated herein by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8, File No. 333-104961.

          10.6* Lance, Inc. Compensation Deferral and Benefit Restoration Plan, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2004.

          10.7* Lance, Inc. 2001 Long-Term Incentive Plan for Officers incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 31, 2001.

          10.8* Lance, Inc. 2002 Long-Term Incentive Plan for Officers incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 30, 2002.

          10.9* Lance, Inc. 2003 Annual Performance Incentive Plan for Officers incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended September 27, 2003.

          10.10* Lance, Inc. 2003 Long-Term Incentive Plan for Officers, as amended, filed herewith.

          10.11* Lance, Inc. 2004 Annual Performance Incentive Plan for Officers, as amended, filed herewith.

          10.12* Lance, Inc. 2004 Long-Term Incentive Plan for Officers, as amended, filed herewith.

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

          10.19* Second Amendment to Executive Severance Agreement dated October 21, 2004 between Lance, Inc. and Paul A. Stroup, III, filed herewith.

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

          10.22* Second Amendment to Executive Severance Agreement dated October 21, 2004 between Lance, Inc. and Earl D. Leake, filed herewith.

          10.23* Form of Executive Severance Agreement between the Registrant and each of B. Clyde Preslar, Frank I. Lewis, L. R. Gragnani, H. Dean Fields, David R. Perzinski and Margaret E. Wicklund, incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

          10.24* Agreement dated February 28, 2003 between the Registrant and Richard G. Tucker, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 29, 2003.

          10.25 Second Amended and Restated Credit Agreement dated as of February 8, 2002 among the Registrant, Lanfin Investments Inc., Bank of America, N.A., First Union National Bank, Fleet National Bank, et al incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 30, 2002.

          10.26 Financing and Share Purchase Agreement dated August 16, 1999 between the Registrant and Bank of America, N.A. incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended September 25, 1999.

          10.27 First Amendment to Financing and Share Purchase Agreement dated as of December 17, 2001 between the Registrant and Bank of America, N.A., incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

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

LANCE, INC.

Dated: March 1, 2005	By:	/s/ B. Clyde Preslar

B. Clyde Preslar Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Paul A. Stroup, III Paul A. Stroup, III	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2005
/s/ B. Clyde Preslar B. Clyde Preslar	Vice President (Principal Financial Officer)	March 1, 2005
/s/ Margaret E. Wicklund Margaret E. Wicklund	Controller (Principal Accounting Officer)	March 1, 2005
/s/ Davild L. Burner David L. Burner	Director	March 1, 2005
/s/ William R. Holland William R. Holland	Director	March 1, 2005
/s/ Scott C. Lea Scott C. Lea	Director	March 1, 2005
/s/ Wilbur J. Prezzano Wilbur J. Prezzano	Director	March 1, 2005

Signature	Capacity	Date
/s/ David V. Singer David V. Singer	Director	March 1, 2005
/s/ Robert V. Sisk Robert V. Sisk	Director	March 1, 2005
Dan C. Swander	Director
/s/ Isaiah Tidwell Isaiah Tidwell	Director	March 1, 2005
/s/ S. Lance Van Every S. Lance Van Every	Director	March 1, 2005