Form 10-Q
period 2005-03-26
LANCE INC
filed 2005-04-21
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly (thirteen week) period ended March 26, 2005	Commission File Number 0-398

LANCE, INC.

(Exact name of registrant as specified in its charter)

North Carolina	56-0292920
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

8600 South Boulevard
P.O. Box 32368
Charlotte, North Carolina	28232
(Address of principal executive offices)	(Zip Code)

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

Yes ☒      No ☐

     The number of shares outstanding of the registrant’s $0.83⅓ par value Common Stock, its only outstanding class of Common Stock, as of April 18, 2005, was 29,828,496 shares.

LANCE, INC. AND SUBSIDIARIES

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – March 26, 2005 (Unaudited) and December 25, 2004	3

Condensed Consolidated Statements of Income (Unaudited) – Thirteen Weeks Ended March 26, 2005 and March 27, 2004	4

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited) – Thirteen Weeks Ended March 26, 2005 and March 27, 2004	5

Condensed Consolidated Statements of Cash Flows (Unaudited) – Thirteen Weeks Ended March 26, 2005 and March 27, 2004	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	18

Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6. Exhibits	19

SIGNATURE	20

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
As of March 26, 2005 (Unaudited) and December 25, 2004
(In thousands, except share data)

	March 26,	December 25,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$27,536	$41,466
Accounts receivable (less allowance for doubtful accounts)	51,664	46,438
Inventories	26,684	23,804
Refundable income taxes	—	454
Deferred income tax benefit	6,122	6,243
Prepaid expenses and other	5,615	3,836

Total current assets	117,621	122,241

Other assets
Property, plant & equipment, net	161,486	161,716
Goodwill, net	47,560	47,160
Other intangible assets, net	7,654	7,705
Other assets	2,969	2,918

Total assets	$337,290	$341,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$41,125	$40,650
Accounts payable	16,400	16,346
Accrued compensation	13,450	17,892
Accrued profit-sharing retirement plan	1,062	4,251
Accrual for insurance claims	5,654	5,654
Income taxes payable	4,195	1,868
Other payables and accrued liabilities	16,898	15,296

Total current liabilities	98,784	101,957

Other liabilities and deferred credits
Deferred income taxes	25,120	26,227
Accrued postretirement health care costs	3,582	3,874
Accrual for insurance claims	7,063	7,259
Other long-term liabilities	3,765	3,708

Total other liabilities and deferred credits	39,530	41,068

Stockholders’ equity
Common stock, $0.83 1/3 par value (authorized: 75,000,000 shares; 29,828,494 and 29,747,596 shares outstanding at March 26, 2005 and December 25, 2004)	24,856	24,788
Preferred stock, $1.00 par value (authorized: 5,000,000 shares; 0 shares outstanding at March 26, 2005 and December 25, 2004)	—	—
Additional paid-in capital	12,499	11,500
Unamortized portion of restricted stock awards	(171)	(534)
Retained earnings	159,498	160,993
Accumulated other comprehensive income	2,294	1,968

Total stockholders’ equity	198,976	198,715

Total liabilities and stockholders’ equity	$337,290	$341,740

See Notes to Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)
For the Thirteen Weeks Ended March 26, 2005 and March 27, 2004
(In thousands, except share and per share data)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 26, 2005	March 27, 2004

Net sales and other operating revenue	$146,804	$144,096

Cost of sales and operating expenses/(income):
Cost of sales	79,422	79,083
Selling, marketing and delivery	52,433	50,250
General and administrative	7,915	7,201
Provisions for employees’ retirement plans	1,441	822
Amortization of intangibles	—	167
Other, net	33	(200)

Total costs and expenses	141,244	137,323

Earnings before interest and income taxes	5,560	6,773

Interest expense, net	543	766

Earnings before income taxes	5,017	6,007

Income taxes	1,747	2,024

Net income	$3,270	$3,983

Earnings per share
Basic	$0.11	$0.14
Diluted	$0.11	$0.13

Weighted average shares outstanding - basic	29,699,000	29,186,000
Weighted average shares outstanding - diluted	30,060,000	29,754,000

See Notes to Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited)
For the Thirteen Weeks Ended March 26, 2005 and March 27, 2004
(In thousands, except share data)

				Unamortized
				Portion of		Accumulated
			Additional	Restricted		Other
		Common	Paid-in	Stock	Retained	Comprehensive
	Shares	Stock	Capital	Awards	Earnings	Income(Loss)	Total

Balance, December 27, 2003	29,156,957	$24,296	$3,690	$(1,116)	$155,007	$723	$182,600

Comprehensive income:
Net income	—	—	—	—	3,983	—	3,983
Unrealized loss on interest rate swap, net of tax effect of $(50)	—	—	—	—	—	(85)	(85)
Unrealized gain on forward exchange contracts, net of tax effect of $6	—	—	—	—	—	10	10
Foreign currency translation adjustment	—	—	—	—	—	(65)	(65)

Total comprehensive income							3,843

Cash dividends paid to stockholders	—	—	—	—	(4,672)	—	(4,672)
Stock options exercised	346,758	289	4,427	—	—	—	4,716
Cancellation and amortization of restricted stock	(20,250)	(17)	(271)	403	—	—	115

Balance, March 27, 2004	29,483,465	$24,568	$7,846	$(713)	$154,318	$583	$186,602

Balance, December 25, 2004	29,747,596	$24,788	$11,500	$(534)	$160,993	$1,968	$198,715

Comprehensive income:
Net income	—	—	—	—	3,270	—	3,270
Unrealized gain on interest rate swap, net of tax effect of $94	—	—	—	—	—	160	160
Unrealized gain on forward exchange contracts, net of tax effect of $13	—	—	—	—	—	23	23
Foreign currency translation adjustment	—	—	—	—	—	143	143

Total comprehensive income							3,596

Cash dividends paid to stockholders	—	—	—	—	(4,765)	—	(4,765)
Stock options exercised	97,848	82	1,316	—	—	—	1,398
Cancellation and amortization of restricted stock	(16,950)	(14)	(317)	363	—	—	32

Balance, March 26, 2005	29,828,494	$24,856	$12,499	$(171)	$159,498	$2,294	$198,976

See Notes to Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Thirteen Weeks Ended March 26, 2005 and March 27, 2004
(In thousands)

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	March 26, 2005	March 27, 2004
Operating Activities
Net income	$3,270	$3,983
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,894	8,071
Loss/(Gain) on sale of property, net	56	(221)
Deferred income taxes	(1,114)	380
Imputed interest on deferred notes	—	97
Changes in operating assets and liabilities	(13,053)	(8,981)

Net cash flow (used in)/from operating activities	(3,947)	3,329

Investing Activities
Purchases of property and equipment	(7,023)	(7,104)
Proceeds from sale of property	518	462

Net cash used in investing activities	(6,505)	(6,642)

Financing Activities
Dividends paid	(4,765)	(4,672)
Issuance of common stock, net	1,282	4,202
Net cash used in financing activities	(3,483)	(470)

Effect of exchange rate changes on cash	5	(18)

Decrease in cash and cash equivalents	(13,930)	(3,801)
Cash and cash equivalents at beginning of period	41,466	25,479

Cash and cash equivalents at end of period	$27,536	$21,678

Supplemental information:
Cash paid for income taxes, net of refunds of $424 and $880, respectively	$(40)	$(431)
Cash paid for interest	$62	$60
Stock option exercise tax benefit included in stockholders’ equity	$116	$514

See Notes to Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	The accompanying unaudited condensed consolidated financial statements of Lance, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 25, 2004 filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2005. In the opinion of the Company, these condensed financial statements reflect all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the condensed consolidated financial position of the Company and its subsidiaries as of March 26, 2005 and December 25, 2004, and the condensed consolidated statements of income for the thirteen weeks ended March 26, 2005 and March 27, 2004 and the condensed statements of stockholders’ equity and comprehensive income and cash flows for the thirteen weeks ended March 26, 2005 and March 27, 2004. Certain prior year amounts shown in the accompanying condensed consolidated financial statements have been reclassified for consistent presentation.

2.	The consolidated results of operations for the thirteen weeks ended March 26, 2005 are not necessarily indicative of the results to be expected for the fifty-three week fiscal year ending December 31, 2005.

3.	Preparing financial statements requires management to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. Examples include customer returns and promotions, provisions for bad debts, inventory valuations, useful lives of fixed assets, hedge transactions, supplemental retirement benefits, investments, intangible assets, incentive compensation, income taxes, insurance, post-retirement benefits, contingencies and legal proceedings. Actual results may differ from these estimates under different assumptions or conditions.

4.	The principal raw materials used in the manufacture of the Company’s snack food products are flour, vegetable oil, sugar, potatoes, peanut butter, nuts, cheese and seasonings. The principal supplies used are flexible film, cartons, trays, boxes and bags. These raw materials and supplies are generally available in adequate quantities in the open market either from sources in the United States or from other countries and are generally contracted up to a year in advance.

5.	The Company utilizes the dollar value last-in, first-out (LIFO) method of determining the cost of approximately 50% of its inventories. Because inventory calculations under the LIFO method are based on annual determinations, the determination of interim LIFO valuations requires estimating year-end costs and levels of inventories. The possibility of variation between estimated year-end costs and levels of LIFO inventories compared to the actual year-end amounts may materially affect the results of operations as finally determined for the full year.

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Inventories consist of (in thousands):

	March 26,	December 25,
	2005	2004
Finished goods	$18,768	$17,026
Raw materials	3,519	3,018
Supplies, etc.	8,748	8,045

Total inventories at FIFO cost	31,035	28,089
Less: Adjustments to reduce FIFO cost to LIFO cost	(4,351)	(4,285)

Total inventories	$26,684	$23,804

6.	The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share for the thirteen weeks ended March 26, 2005 and March 27, 2004 (there are no adjustments to reported net income required when computing diluted earnings per share for the numerator amounts of basic and diluted earnings per share):

	March 26, 2005	March 27, 2004
Weighted average number of common shares used for basic earnings per share	29,699,000	29,186,000
Effect of dilutive potential shares	361,000	568,000

Weighted average number of common shares and dilutive potential shares used for diluted earnings per share	30,060,000	29,754,000

Anti-dilutive shares excluded from the above reconciliation	545,400	914,000

7.	During the thirteen weeks ended March 26, 2005 and March 27, 2004, the Company included in accumulated other comprehensive income an unrealized gain/(loss) due to foreign currency translation of $143,000 and ($65,000), respectively. Income taxes on the foreign currency translation adjustment in other comprehensive income were not recognized because the earnings are intended to be indefinitely reinvested in those operations. Also included in accumulated other comprehensive income for the thirteen weeks ended March 26, 2005 and March 27, 2004, was an unrealized gain of $183,000, net of tax effect of $107,000, and $75,000 loss, net of tax effect of $44,000, respectively, related to an interest rate swap and forward exchange contracts accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133.

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.	In 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The criteria provided in SFAS No. 142 require the testing of impairment based on fair value. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values. The Company tests goodwill and intangible assets for impairment, no less than annually, as required under the provisions of SFAS No. 142. These tests indicated that there was no impairment of goodwill or intangible assets.

The change in the carrying amount of goodwill for the thirteen weeks ended March 26, 2005 is as follows:

Net Carrying
(in thousands)	Amount
Balance as of December 25, 2004	$47,160
Foreign currency exchange rate changes	400

Balance as of March 26, 2005	$47,560

As of March 26, 2005, the Company had trademarks with a carrying value of $7.6 million. Trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely. Therefore, under the provisions of SFAS 142, the trademarks are no longer amortized. Other intangible assets are amortized over their useful lives.

9.	Sales to the Company’s largest customer (Wal-Mart Stores, Inc.) were 20% of revenue for the thirteen weeks ended March 26, 2005 and 18% of revenue for the thirteen weeks ended March 27, 2004, respectively. Accounts receivable at March 26, 2005 and December 25, 2004 included receivables from Wal-Mart Stores, Inc. totaling $11.8 million and $9.9 million, respectively.

10.	The Company’s total bad debt expense for the thirteen weeks ended March 26, 2005 and March 27, 2004 was $0.5 million and $0.3 million, respectively. Bad debt expense is included in selling, marketing and delivery expenses.

11.	The Company has adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value-based method of accounting prescribed by APB Opinion No. 25 and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Based Compensation, an Interpretation of APB Opinion No. 25.” The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma net income and pro forma earnings per share disclosures for employee stock options as if the fair value based method defined under the provisions of SFAS No. 123 had been applied.

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options. Restricted stock compensation expense is included in the consolidated financial statements. The table below presents the assumptions and pro-forma net income effect of the options using the Black-Scholes option pricing model prescribed under SFAS No. 123.

	For the thirteen weeks ended
(in thousands, except per share data)	March 26, 2005	March 27, 2004

Net income as reported	$3,270	$3,983
Earnings per share as reported — basic	0.11	0.14
Earnings per share as reported — diluted	0.11	0.13

Stock based compensation costs, net of income tax, included in net income as reported	$13	$38

Additional stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been applied	42	55
Pro-forma net income	3,228	3,928
Pro-forma earnings per share — basic	0.11	0.13
Pro-forma earnings per share — diluted	$0.11	$0.13

12.	The Company entered into a long-term requirements agreement with a supplier in 1999. In connection with the requirements agreement, the Company guaranteed the supplier’s obligations under an equipment lease. The maximum annual payment by the Company under the requirements agreement and the guaranty is approximately $0.8 million per year until January 2007. The amount outstanding under the equipment lease was $1.5 million as of March 26, 2005. For the thirteen weeks ended March 26, 2005 and March 27, 2004, the Company paid $58,000 and $43,000, respectively, to the supplier for its payments under the equipment lease.

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

13.	Net periodic benefit cost/(benefit) for the Company’s post-retirement medical benefit plan for the thirteen weeks ended March 26, 2005 and March 27, 2004 consists of the following:

	For the thirteen weeks ended
(in thousands)	March 26, 2005	March 27, 2004

Components of net periodic benefit cost/benefit:
Service cost	$10	$23
Interest cost	18	34
Recognition of prior service costs	—	(63)
Recognized net gain	(173)	(229)

Net periodic benefit	$(145)	$(235)

For the thirteen weeks ended March 26, 2005, the Company paid $0.1 million in retiree benefit claims and received $0.1 million in plan participant contributions.

14.	On March 29, 2005, the SEC issued Staff Accounting Bulletin “SAB” No. 107 regarding the interaction between SFAS 123R which was revised in December 2004 and certain SEC rules and regulations and provides the SEC’s staff views regarding the valuation of share-based payment arrangements for public companies. The Company is evaluating the impact this guidance will have on its financial condition, results of operation and cash flows.

15.	On April 14, 2005, the SEC issued a press release that revises the required date of adoption under SFAS 123R. The new rule allows for companies to adopt the provisions of SFAS 123R beginning on the first annual period beginning after June 15, 2005. Based on the new required adoption date, the Company plans to adopt SFAS 123R as of the beginning of the first quarter of 2006. The Company is evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

LANCE, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. The Company routinely evaluates its estimates, including those related to customer returns and promotions, provisions for bad debts, inventory valuations, useful lives of fixed assets, hedge transactions, supplemental retirement benefits, investments, intangible assets, incentive compensation, income taxes, insurance, post-retirement benefits, contingencies and legal proceedings. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Thirteen Weeks Ended March 26, 2005 Compared to Thirteen Weeks Ended March 27, 2004

	Thirteen weeks ended
	March 26,		March 27,
($ In thousands)	2005		2004		Difference

Revenue	$146,804	100.0%	$144,096	100.0%	$2,708	1.9%
Cost of sales	79,422	54.1%	79,083	54.9%	339	0.4%

Gross margin	67,382	45.9%	65,013	45.1%	2,369	3.6%
Selling, marketing and delivery expenses	52,433	35.7%	50,250	34.9%	2,183	4.3%
General and administrative expenses	7,915	5.4%	7,201	5.0%	714	9.9%
Provisions for employees’ retirement plans	1,441	1.0%	822	0.6%	619	75.3%
Amortization of intangibles	—	0.0%	167	0.1%	(167)	(100.0%)
Other, net	33	0.0%	(200)	(0.1%)	233	116.5%

Earnings before interest and taxes	5,560	3.8%	6,773	4.7%	(1,213)	(17.9%)
Interest expense, net	543	0.4%	766	0.5%	(223)	(29.1%)
Income taxes	1,747	1.2%	2,024	1.4%	(277)	(13.7%)

Net income	$3,270	2.2%	$3,983	2.8%	$(713)	(17.9%)

Revenue for the thirteen weeks ended March 26, 2005 increased $2.7 million or 1.9% compared to the thirteen weeks ended March 27, 2004. The Company’s branded product revenue increased $2.6 million or 3.0% and non-branded product revenue increased $0.1 million. Branded product sales increases in sandwich crackers and cookies ($3.5 million) and salty snacks ($3.0 million) were partially offset by lower sales of restaurant style crackers ($1.7 million), cakes ($1.5 million) and various other products ($0.7 million). The non-branded product revenue increase of $0.1 million was the result of increased sales to other manufacturers ($2.7 million) largely offset by lower sales of third-party branded products ($2.0 million) and private label products ($0.6 million).

LANCE, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the thirteen weeks ended March 26, 2005, sales of the Company’s branded products represented 60% of total revenue, private label sales represented 27%, sales to other manufacturers represented 8% and sales of third-party brands represented 5%. For the thirteen weeks ended March 27, 2004, sales of the Company’s branded products represented 60% of total revenue, private label sales represented 27%, sales to other manufacturers represented 7% and sales of third-party brands represented 6%.

Gross margin increased $2.4 million compared to the prior year thirteen week period as favorable product mix ($1.7 million), changes in pricing and promotions ($1.1 million) and favorable net commodity and packaging costs ($0.4 million) more than offset increases in other manufacturing costs ($0.8 million).

Selling, marketing and delivery expenses increased $2.2 million compared to prior year. Delivery expenses increased $1.0 million due to the higher fuel costs and increased volumes. Other increases in expense include higher insurance costs ($0.7 million), losses sustained as a result of decline in vending operations ($0.3 million) and higher bad debt expense $(0.2 million). The increase in bad debt expense is related to the bankruptcy of Winn-Dixie Stores, Inc. and its subsidiaries ($0.4 million) partially offset by favorability in bad debt provisions for other customers.

General and administrative expenses increased $0.7 million from the prior year due to increases in equity-based incentive compensation provisions ($0.3 million), professional fees ($0.2 million) and insurance ($0.2 million).

Provisions for employees’ retirement plans increased $0.6 million due to enhanced retirement benefits ($0.3 million) and the required minimum contributions under the plans ($0.3 million).

Amortization of intangibles decreased $0.2 million due to expiration of non-competition agreements during 2004.

Other, net primarily reflects net losses on fixed asset dispositions compared to prior year net gains.

Net interest expense decreased $0.2 million compared to the prior year primarily due to increases in interest income.

The effective income tax rate increased from 33.7% for the thirteen weeks ended March 27, 2004 to 34.8% for the thirteen weeks ended March 26, 2005. In the prior year, the effective tax rate was favorably impacted by state audit and net operating loss adjustments. The effective rate for the thirteen weeks ended March 26, 2005 reflects the estimated impact of the American Jobs Creation Act of 2004, however, the Company has not completed its analysis of the potential repatriation of dividends as provided for in the Act.

Liquidity and Capital Resources

Liquidity
For the thirteen weeks ended March 26, 2005, the principal sources of liquidity for the Company’s operating needs were provided by operating activities and cash on hand. Cash flow from operating

LANCE, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

activities, cash on hand and existing borrowing facilities are believed to be sufficient for the foreseeable future to enable the Company to meet its obligations, fund capital expenditures and pay dividends. As of March 26, 2005, cash and cash equivalents totaled $27.5 million.

Cash Flow
Net cash flow used in operating activities was $3.9 million for the thirteen weeks ended March 26, 2005. Net cash flow from operating activities was $3.3 million for the thirteen weeks ended March 27, 2004. Working capital (other than cash and cash equivalents and current portion of long-term debt) increased to $32.4 million from $19.5 million at December 25, 2004.

Net cash flow used in investing activities was $6.5 million for the thirteen weeks ended March 26, 2005. Cash expenditures for fixed assets (principally manufacturing equipment, step-vans for field sales representatives, information systems and sales displays) totaled $7.0 million, partially funded by proceeds from the sale of real and personal property of $0.5 million.

Cash used in financing activities for the thirteen weeks ended March 26, 2005 and March 27, 2004 totaled $3.5 million and $0.5 million, respectively. During the thirteen weeks ended March 26, 2005 and March 27, 2004, the Company paid dividends of $0.16 per share totaling $4.8 million and $4.7 million, respectively. In addition, the Company received cash of $1.3 million and $4.2 million during the thirteen weeks ended March 26, 2005 and March 27, 2004, respectively, as a result of the exercise of stock options by employees.

Stock Repurchases
On January 27, 2005, the Board of Directors authorized the repurchase of up to 1.0 million shares of the Company’s common stock. For the thirteen weeks ended March 26, 2005, the Company did not repurchase any shares of its common stock and currently has no active program for the repurchase of shares of its common stock.

Dividends
On April 21, 2005, the Board of Directors declared a quarterly cash dividend of $0.16 per share, payable on May 20, 2005 to stockholders of record on May 10, 2005.

Investing Activities
The Company’s capital expenditures are expected to continue at a level sufficient to support its strategic and operating needs. Capital expenditures and other investing activities for 2005 are projected to range between $35 and $40 million, funded by net cash flow from operating activities, cash on hand and existing borrowing facilities.

On March 23, 2005 the Company announced an agreement to purchase a sugar wafer manufacturing facility in Ontario, Canada. Projected amounts for capital expenditures and other investing activities include the costs of purchasing this facility effective April 8, 2005. There were no material long-term commitments for capital expenditures as of March 26, 2005.

Debt
Through the Company’s unsecured revolving credit agreement, the Company has the ability to borrow up to $60 million and Canadian (“Cdn”) $25 million through February 2007. At March 26,

LANCE, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2005 and December 25, 2004, there were no amounts outstanding on these revolving credit facilities.

At March 26, 2005 and December 25, 2004, the Company had the following debt outstanding:

	March 26,	December 25,
(in thousands)	2005	2004

Cdn $50 million unsecured term loan due August 2005	$41,125	$40,650

Total debt	41,125	40,650
Less current portion of long-term debt	41,125	40,650

Total long-term debt	$—	$—

The carrying amount of total debt, which is denominated in Canadian dollars, increased $0.5 million from December 25, 2004 due to changes in the US dollar – Canadian dollar exchange rate.

As of March 26, 2005, cash and cash equivalents totaled $27.5 million. Additional borrowings available under all credit facilities totaled $80.6 million. The Company has complied with all financial covenants contained in the financing agreements.

The Company also maintains standby letters of credit in connection with its self-insurance reserves for casualty claims. The total amount of these letters of credit was $16.6 million as of March 26, 2005.

Commitments and Contingencies
The Company leases certain facilities and equipment classified as operating leases. The future minimum lease commitments for operating leases as of March 26, 2005 were $4.0 million.

The Company has entered into agreements with suppliers for the purchase of certain commodities and packaging materials used in the production process. These agreements are entered into in the normal course of business and consist of agreements to purchase a certain quantity over a certain period of time. As of March 26, 2005, the Company had outstanding purchase commitments totaling approximately $36.4 million. These commitments range in length from a few weeks to a year.

Off-Balance Sheet Arrangements

The Company entered into a long-term requirements agreement with a supplier in 1999. In connection with the requirements agreement, the Company guaranteed the supplier’s obligations under an equipment lease. The maximum annual payment by the Company under the requirements agreement and the guaranty is approximately $0.8 million per year through January 2007. The amount outstanding under the equipment lease was $1.5 million as of March 26, 2005. For the thirteen weeks ended March 26, 2005 and March 27, 2004, the Company paid $58,000 and $43,000, respectively, to the supplier for its payments under the equipment lease.

LANCE, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Market Risks

The principal market risks to which the Company is exposed that may adversely impact results of operations and financial position are changes in certain raw material prices, energy and fuel costs, interest and foreign exchange rates and credit risks. The Company selectively uses derivative financial instruments to enhance its ability to manage these risks. The Company has no market risk sensitive instruments held for trading purposes.

At times, the Company may enter into commodity futures and option contracts to manage fluctuations in prices of anticipated purchases of certain commodities. The Company’s policy is to use such commodity derivative financial instruments only to the extent necessary to manage these exposures. The Company does not use these financial instruments for trading purposes. As of March 26, 2005, the Company had no outstanding commodity futures or option contracts.

Through the thirteen weeks ended March 26, 2005, net raw material and packaging costs declined compared to the thirteen weeks ended March 27, 2004; however, this decline was more than offset by increased energy and fuel costs.

The Company’s debt obligations and additional borrowings available under its credit facilities incur interest at floating rates, based on changes in U.S. Offshore rate, U.S. base rate, Canadian Bankers’ Acceptance discount rate, Canadian LIBOR and Canadian prime rate interest. To manage exposure to changing interest rates, the Company selectively enters into interest rate swap agreements to maintain a desirable proportion of fixed to variable rate debt. In September 2001, the Company entered into an interest rate swap agreement in order to manage the risk associated with variable interest rates. The variable-to-fixed interest rate swap is accounted for as a cash flow hedge, with effectiveness assessed based on changes in the present value of interest payments on the underlying debt. The notional amount, interest payment and maturity dates of the swap match the principal, interest payment and maturity dates of the related debt. The interest rate on the swap is 5.9%, including applicable margin of the interest rate swap. The underlying notional amount of the swap agreement is Cdn $50 million. The fair value of the liability, determined by a third party financial institution, was $0.4 million as of March 26, 2005 and $0.7 million as of December 25, 2004, and is included in other current liabilities.

At March 26, 2005, the Company’s total debt was $41.1 million with an interest rate of 5.9%. At December 25, 2004, the Company’s total debt was $40.7 million with an interest rate of 5.9%. The $41.1 million in outstanding debt at March 26, 2005 is effectively fixed at 5.9% through an interest rate swap agreement. A 10% increase in U.S. LIBOR and Canadian LIBOR would have had an immaterial impact on interest expense for the thirteen weeks ended March 26, 2005 and March 27, 2004.

The Company is exposed to certain credit risks related to its accounts receivable. The Company performs ongoing credit evaluations of its customers to minimize the potential exposure. As of March 26, 2005 and December 25, 2004, the Company had allowances for doubtful accounts of $1.4 million and $1.5 million, respectively.

LANCE, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Through the operations of its Canadian subsidiary, the Company has an exposure to foreign exchange rate fluctuations, primarily between U.S. dollars and Canadian dollars. A majority of the revenue of the Company’s Canadian operations is denominated in U.S. dollars and a substantial portion of the operations’ costs, such as certain raw materials and direct labor, are denominated in Canadian dollars. During the thirteen weeks ended March 26, 2005, the Company entered into a series of forward contracts to mitigate a portion of this foreign exchange rate exposure. These contracts have maturities through September 23, 2005. As of March 26, 2005 the fair value of the asset related to this forward contract as determined by a third party financial institution was $35,000.

The indebtedness used to finance the acquisition of the Company’s Canadian subsidiary is denominated in Canadian dollars and serves as an economic hedge of the net asset investment in the subsidiary. Due to foreign currency fluctuations during the thirteen weeks ended March 26, 2005 and March 27, 2004, the Company recorded a $0.1 million gain and a $0.1 million loss, respectively, in other comprehensive income as a result of the translation of the subsidiary’s financial statements into U.S. dollars.

Forward-Looking Statements and Risk Factors

The Company, from time to time, makes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which may be written or oral, reflect expectations of management of the Company at the time such statements are made. The Company is providing this cautionary statement to identify certain important factors that could cause the Company’s actual results to differ materially from those in any forward-looking statements made by or on behalf of the Company.

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

Commodity Costs
The Company’s cost of sales can be adversely impacted by changes in the cost of raw materials (principally flour, vegetable oil, sugar, potatoes, peanut butter, nuts, cheese and seasonings) and packaging (principally film and corrugated supplies). In addition, the Company’s cost of operations can be adversely impacted by changes in energy costs including, natural gas and transportation fuels. While the Company obtains substantial commitments for the future delivery of certain of its commodities and may engage in limited hedging to reduce these price risks, continuing long-term increases in the costs of commodities could adversely impact the Company’s cost of operations.

Food Industry Factors
Food industry factors including obesity and nutritional concerns, diet trends and the presence of trans-fatty acids in food products could adversely affect the Company’s revenues and cost of sales.

LANCE, INC. AND SUBSIDIARIES

Effectiveness of Sales and Marketing Activities
The Company’s plans for long-term profitable sales growth depend on the ability of the Company to improve the effectiveness of its distribution systems, to develop and execute effective marketing strategies, to develop and introduce successful new products and to obtain increased distribution through significant trade channels such as mass merchandisers, convenience stores and grocery stores. During the thirteen weeks ended March 26, 2005, the Company completed the realignment of its route sales system, a process which began in 2003. Although the implementation stage of the realignment process is complete and results to date are in line with the Company’s expectations, the impact of the process cannot be fully evaluated until sufficient time has passed under operation of the realigned route structure. Also, distribution of the Company’s products through vending machines remains a significant outlet for its products and a continued decline could have an adverse effect on the Company’s results.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which the Company is exposed that may adversely impact results of operations and financial position include changes in certain raw material prices, energy and fuel costs, interest and foreign exchange rates and credit risks. Quantitative and qualitative disclosures about these market risks are included under “Market Risks” in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 26, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

LANCE, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Second Amended and Restated Credit Agreement dated February 8, 2002, restricts payment of cash dividends and repurchases of common stock by the Company if, after payment of any such dividends or any such repurchases of common stock, the Company’s consolidated stockholders’ equity would be less than $125,000,000. At March 26, 2005, the Company’s consolidated stockholders’ equity was $198,976,000.

Item 6. Exhibits

(a)	Exhibits

	3.1	Restated Articles of Incorporation of Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998.

	3.2	Articles of Amendment of Lance, Inc. dated July 14, 1998 designating rights, preferences and privileges of the Registrant’s Series A Junior Participating Preferred Stock, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

	3.3	Bylaws of Lance, Inc., as amended through April 25, 2002, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 29, 2002.

	10.1*	Lance, Inc. 2005 Long-Term Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 1, 2005.

	10.2*	Lance, Inc. 2005 Annual Performance Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report of Form 8-K filed on February 1, 2005.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

	32	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management Contract

Items 1, 3, 4 and 5 are not applicable and have been omitted.

LANCE, INC. AND SUBSIDIARIES

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCE, INC.

	By:	/s/ B. Clyde Preslar

B. Clyde Preslar Vice President, Chief Financial Officer and Secretary

Dated: April 21, 2005

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

EXHIBITS
Item 6(a)

FORM 10-Q
QUARTERLY REPORT

For the quarterly period ended	Commission File Number
March 26, 2005	0-398

LANCE, INC.

EXHIBIT INDEX

Exhibit
No.	Exhibit Description

3.1	Restated Articles of Incorporation of Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998.

3.2	Articles of Amendment of Lance, Inc. dated July 14, 1998 designating rights, preferences and privileges of the Registrant’s Series A Junior Participating Preferred Stock, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

3.3	Bylaws of Lance, Inc., as amended through April 25, 2002, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 29, 2002.

10.1*	Lance, Inc. 2005 Long-Term Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 1, 2005.

10.2*	Lance, Inc. 2005 Annual Performance Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report of Form 8-K filed on February 1, 2005.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management Contract