Form 10-Q
period 2005-06-25
LANCE INC
filed 2005-07-21
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly (thirteen week) period ended	Commission File Number 0-398
June 25, 2005

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

Yes ☒       No ☐

The number of shares outstanding of the registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock as of July 18, 2005, was 29,976,457 shares.

LANCE, INC. AND SUBSIDIARIES

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets — June 25, 2005 (Unaudited) and December 25, 2004	3

Condensed Consolidated Statements of Income (Unaudited) — Thirteen and Twenty-Six Weeks Ended June 25, 2005 and June 26, 2004	4

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited) — Twenty-Six Weeks Ended June 25, 2005 and June 26, 2004	5

Condensed Consolidated Statements of Cash Flows (Unaudited) — Twenty-Six Weeks Ended June 25, 2005 and June 26, 2004	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	22

Item 6. Exhibits	22

SIGNATURE	24

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
As of June 25, 2005 (Unaudited) and December 25, 2004
(In thousands, except share data)

	June 25,	December 25,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$21,805	$41,466
Accounts receivable (less allowance for doubtful accounts)	57,091	46,438
Inventories	30,436	23,804
Refundable income taxes	—	454
Deferred income tax benefit	6,321	6,243
Prepaid expenses and other	4,987	3,836

Total current assets	120,640	122,241
Other assets
Property, plant & equipment, net	166,910	161,716
Goodwill, net	47,155	47,160
Other intangible assets, net	7,600	7,705
Other assets	3,503	2,918

Total assets	$345,808	$341,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$40,644	$40,650
Accounts payable	19,553	16,346
Accrued compensation	16,764	17,892
Accrued profit-sharing and retirement plan contributions	2,040	4,251
Accrual for insurance claims	5,654	5,654
Income taxes payable	2,940	1,868
Other payables and accrued liabilities	17,560	15,296

Total current liabilities	105,155	101,957

Other liabilities and deferred credits
Deferred income taxes	24,706	26,227
Accrued postretirement health care costs	3,253	3,874
Accrual for insurance claims	7,178	7,259
Other long-term liabilities	3,561	3,708

Total other liabilities and deferred credits	38,698	41,068

Stockholders’ equity
Common stock, $0.83 1/3 par value (authorized: 75,000,000 shares; 29,976,457 and 29,747,596 shares outstanding at June 25, 2005 and December 25, 2004)	25,104	24,788
Preferred stock, $1.00 par value (authorized: 5,000,000 shares; 0 shares outstanding at June 25, 2005 and December 25, 2004)	—	—
Additional paid-in capital	16,851	11,500
Unamortized portion of restricted stock awards	(2,647)	(534)
Retained earnings	160,404	160,993
Accumulated other comprehensive income	2,243	1,968

Total stockholders’ equity	201,955	198,715

Total liabilities and stockholders’ equity	$345,808	$341,740

See Notes to Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)
For the Thirteen and Twenty-Six Weeks Ended June 25, 2005 and June 26, 2004
(In thousands, except share and per share data)

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004

Net sales and other operating revenue	$166,768	$152,057	$313,572	$296,153

Cost of sales and operating expenses/(income):

Cost of sales	89,748	81,348	169,170	160,431
Selling, marketing and delivery	54,904	51,268	107,337	101,518
General and administrative	11,412	7,658	19,327	14,859
Provisions for employees’ retirement plans	1,381	1,115	2,822	1,937
Amortization of intangibles	—	—	—	167
Other, net	(82)	(51)	(50)	(251)

Total costs and expenses	157,363	141,338	298,606	278,661

Earnings before interest and income taxes	9,405	10,719	14,966	17,492

Interest expense, net	550	603	1,094	1,369

Earnings before income taxes	8,855	10,116	13,872	16,123

Income taxes	3,219	3,442	4,966	5,466

Net income	$5,636	$6,674	$8,906	$10,657

Earnings per share
Basic	$0.19	$0.23	$0.30	$0.36
Diluted	$0.19	$0.22	$0.30	$0.36

Weighted average shares outstanding — basic	29,834,000	29,432,000	29,767,000	29,309,000
Weighted average shares outstanding — diluted	30,146,000	29,751,000	30,076,000	29,636,000

See Notes to Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Unaudited) For the Twenty-Six Weeks Ended June 25, 2005 and June 26, 2004
(In thousands, except share data)

				Unamortized		Accumulated
			Additional	Portion of		Other
		Common	Paid-in	Restricted	Retained	Comprehensive
	Shares	Stock	Capital	Stock Awards	Earnings	Income (Loss)	Total

Balance, December 27, 2003	29,156,957	$24,296	$3,690	$(1,116)	$155,007	$723	$182,600

Comprehensive income:
Net income	—	—	—	—	10,657	—	10,657
Unrealized gain on interest rate swap, net of tax effect of $160	—	—	—	—	—	271	271
Unrealized loss on forward exchange contracts, net of tax effect of $(74)	—	—	—	—	—	(133)	(133)
Foreign currency translation adjustment	—	—	—	—	—	(278)	(278)

Total comprehensive income							10,517

Cash dividends paid to stockholders	—	—	—	—	(9,393)	—	(9,393)

Stock options exercised	411,769	343	5,211	—	—	—	5,554

Cancellation and amortization of restricted stock	(28,200)	(23)	(375)	672	—	—	274

Balance, June 26, 2004	29,540,526	$24,616	8,526	$(444)	$156,271	$583	$189,552

Balance, December 25, 2004	29,747,596	$24,788	$11,500	$(534)	$160,993	$1,968	$198,715

Comprehensive income:
Net income	—	—	—	—	8,906	—	8,906
Unrealized gain on interest rate swap, net of tax effect of $(183)	—	—	—	—	—	310	310
Unrealized loss on forward exchange contracts, net of tax effect of $11	—	—	—	—	—	(20)	(20)
Foreign currency translation adjustment	—	—	—	—	—	(15)	(15)

Total comprehensive income							9,181

Cash dividends paid to stockholders	—	—	—	—	(9,495)	—	(9,495)

Stock options exercised	247,136	206	3,227	—	—	—	3,433

Cancellation, issuance and amortization of restricted stock	(18,275)	110	2,124	(2,113)	—	—	121

Balance, June 25, 2005	29,976,457	$25,104	$16,851	$(2,647)	$160,404	$2,243	$201,955

See Notes to Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Twenty-Six Weeks Ended June 25, 2005 and June 26, 2004
(In thousands)

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	June 25, 2005	June 26, 2004
Operating Activities
Net income	$8,906	$10,657
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13,889	15,074
Gain on sale of property, net	(47)	(326)
Deferred income taxes	(1,598)	(831)
Imputed interest on deferred notes	—	97
Changes in operating assets and liabilities	(14,265)	(4,492)

Net cash flow from operating activities	6,885	20,179

Investing Activities
Purchases of property and equipment	(15,803)	(14,426)
Acquisition of business, net of cash acquired	(4,829)	—
Proceeds from sale of property	669	620

Net cash used in investing activities	(19,963)	(13,806)

Financing Activities
Dividends paid	(9,495)	(9,393)
Issuance of common stock, net	2,968	4,926
Repayment of debt	—	(5,648)

Net cash used in investing activities	(6,527)	(10,115)

Effect of exchange rate changes on cash	(56)	80

Decrease in cash and cash equivalents	(19,661)	(3,662)
Cash and cash equivalents at beginning of period	41,466	25,479

Cash and cash equivalents at end of period	$21,805	$21,817

Supplemental information:
Cash paid for income taxes, net of refunds of $424 and $850, respectively	$4,706	$1,292
Cash paid for interest	$1,245	$1,224
Stock option exercise tax benefit included in stockholders’ equity	$465	$628

See Notes to Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	The accompanying unaudited condensed consolidated financial statements of Lance, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Form 10-K for the year ended December 25, 2004 filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2005. In the opinion of the Company, these condensed financial statements reflect all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the condensed consolidated financial position of the Company and its subsidiaries as of June 25, 2005 and December 25, 2004, and the condensed consolidated statements of income for the thirteen and twenty-six weeks ended June 25, 2005 and June 26, 2004 and the condensed statements of stockholders’ equity and comprehensive income and cash flows for the twenty-six weeks ended June 25, 2005 and June 26, 2004. Certain prior year amounts shown in the accompanying condensed consolidated financial statements have been reclassified for consistent presentation.

2.	The consolidated results of operations for the thirteen and twenty-six weeks ended June 25, 2005 are not necessarily indicative of the results to be expected for the fifty-three week fiscal year ending December 31, 2005.

3.	Preparing financial statements requires management to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. Examples include customer returns and promotions, provisions for bad debts, inventory valuations, useful lives of fixed assets, hedge transactions, supplemental retirement benefits, investments, intangible assets, incentive compensation, income taxes, insurance, post-retirement benefits, contingencies and legal proceedings. Actual results may differ from these estimates under different assumptions or conditions.

4.	The principal raw materials used in the manufacture of the Company’s snack food products are flour, vegetable oil, sugar, potatoes, peanut butter, nuts, cheese and seasonings. The principal supplies used are flexible film, cartons, trays, boxes and bags. These raw materials and supplies are generally available in adequate quantities in the open market either from sources in the United States or from other countries and are generally contracted up to a year in advance.

5.	The Company utilizes the dollar value last-in, first-out (“LIFO”) method of determining the cost of approximately 50% of its inventories. Because inventory calculations under the LIFO method are based on annual determinations, the determination of interim LIFO valuations requires estimating year-end costs and levels of inventories. The possibility of variation between estimated year-end costs and levels of LIFO inventories compared to the actual year-end amounts may materially affect the results of operations as finally determined for the full year.

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Inventories consist of (in thousands):

	June 25,	December 25,
	2005	2004
Finished goods	$20,722	$17,026
Raw materials	4,437	3,018
Supplies, etc.	9,698	8,045

Total inventories at FIFO cost	34,857	28,089
Less: Adjustments to reduce FIFO cost to LIFO cost	(4,421)	(4,285)

Total inventories	$30,436	$23,804

6.	The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share for the thirteen weeks ended June 25, 2005 and June 26, 2004 (there are no adjustments to reported net income required when computing diluted earnings per share for the numerator amounts of basic and diluted earnings per share):

	June 25, 2005	June 26, 2004
Weighted average number of common shares used for basic earnings per share	29,834,000	29,432,000
Effect of dilutive potential shares	312,000	319,000

Weighted average number of common shares and dilutive potential shares used for diluted earnings per share	30,146,000	29,751,000

Anti-dilutive shares excluded from the above reconciliation	529,000	1,150,000

7.	During the twenty-six weeks ended June 25, 2005 and June 26, 2004, the Company included in accumulated other comprehensive income unrealized losses due to foreign currency translation of $15,000 and $278,000, respectively. Income taxes on the foreign currency translation adjustment in other comprehensive income were not recognized because the earnings are intended to be reinvested indefinitely in those operations. Also included in accumulated other comprehensive income for the twenty-six weeks ended June 25, 2005 and June 26, 2004, were unrealized gains of $290,000, net of tax effect of $172,000, and $138,000, net of tax effect of $86,000, respectively, related to an interest rate swap and forward exchange contracts accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133.

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.	In 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. The criteria provided in SFAS No. 142 require the testing of impairment based on fair value. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values. The Company tests goodwill and intangible assets for impairment no less than annually as required under the provisions of SFAS No. 142. These tests indicated that there was no impairment of goodwill or intangible assets.

The change in the carrying amount of goodwill for the twenty-six weeks ended June 25, 2005 is as follows:

Net Carrying
(in thousands)	Amount
Balance as of December 25, 2004	$47,160
Foreign currency exchange rate changes	(5)

Balance as of June 25, 2005	$47,155

As of June 25, 2005, the Company had trademarks with a carrying value of $7.6 million. Trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely. Therefore, under the provisions of SFAS 142, the trademarks are no longer amortized. Other intangible assets are amortized over their useful lives.

9.	Sales to the Company’s largest customer (Wal-Mart Stores, Inc.) were 22% and 19% of revenue for the thirteen weeks ended June 25, 2005 and June 26, 2004, respectively, and 21% and 18% of revenue for the twenty-six weeks ended June 25, 2005 and June 26, 2004, respectively. Accounts receivable at June 25, 2005 and December 25, 2004 included receivables from Wal-Mart Stores, Inc. totaling $15.1 million and $9.9 million, respectively.

10.	The Company’s net bad debt recovery for the thirteen weeks ended June 25, 2005 was $0.1 million, while the net bad debt expense was $0.3 million for the thirteen weeks ended June 26, 2004. For the twenty-six weeks ended June 25, 2005 and June 26, 2004, net bad debt expense was $0.4 million and $0.6 million, respectively. Bad debt expense is included in selling, marketing and delivery expenses.

11.	The Company has adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25 and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Based Compensation, an Interpretation of APB Opinion No. 25.” The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma net income and pro forma earnings per share disclosures for employee stock options as if the fair value based method defined under the provisions of SFAS No. 123 had been applied.

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options. Restricted stock compensation expense is included in the consolidated financial statements. The tables below present the assumptions and pro-forma net income effect of the options using the Black-Scholes option pricing model prescribed under SFAS No. 123.

	For the thirteen weeks ended
(in thousands, except per share data)	June 25, 2005	June 26, 2004

Net income as reported	$5,636	$6,674
Earnings per share as reported — basic	0.19	0.23
Earnings per share as reported — diluted	0.19	0.22

Stock based compensation costs, net of income tax, included in net income as reported	125	81

Additional stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been applied	42	102
Pro-forma net income	5,594	6,572
Pro-forma earnings per share — basic	0.19	0.22
Pro-forma earnings per share — diluted	$0.19	$0.22

	For the twenty-six weeks ended
(in thousands, except per share data)	June 25, 2005	June 26, 2004

Net income as reported	$8,906	$10,657
Earnings per share as reported — basic	0.30	0.36
Earnings per share as reported — diluted	0.30	0.36

Stock based compensation costs, net of income tax, included in net income as reported	138	146

Additional stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been applied	84	157
Pro-forma net income	8,822	10,500
Pro-forma earnings per share — basic	0.30	0.36
Pro-forma earnings per share — diluted	$0.29	$0.35

12.	The Company entered into a long-term requirements agreement with a supplier in 1999. In connection with the requirements agreement, the Company guaranteed the supplier’s obligations under an equipment lease. The maximum annual payment by the Company under the requirements agreement and the guaranty is approximately $0.8 million per year until January 2007. The amount outstanding under the equipment lease was $1.3 million as of June 25, 2005. For the thirteen weeks ended June 25, 2005 and June 26, 2004, the Company paid $88,000 and $73,000, respectively, to the supplier for its payments under the equipment lease.

LANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

13.	Net periodic benefit cost/(benefit) for the Company’s post-retirement medical benefit plan for the twenty-six weeks ended June 25, 2005 and June 26, 2004 consists of the following:

	For the twenty-six weeks ended
(in thousands)	June 25, 2005	June 26, 2004

Components of net periodic benefit cost/(benefit):
Service cost	$21	$46
Interest cost	36	68
Recognition of prior service costs	—	(125)
Recognized net gain	(347)	(489)

Net periodic benefit	$(290)	$(500)

For the twenty-six weeks ended June 25, 2005, the Company paid $0.4 million in retiree benefit claims and received $0.2 million in plan participant contributions. For the twenty-six weeks ended June 26, 2004, the Company paid $0.6 million in retiree benefit claims and received $0.2 million in plan participant contributions.

14.	On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 regarding the interaction between SFAS 123R which was revised in December 2004 and certain SEC rules and regulations and provides the SEC’s staff views regarding the valuation of share-based payment arrangements for public companies. The Company is evaluating the impact this guidance will have on its financial condition, results of operation and cash flows.

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

15.	On April 8, 2005, the Company acquired a sugar wafer facility in Ontario, Canada to expand production capacity. This acquisition did not have a material impact on the Company’s financial position or results of operations.

16.	On May 11, 2005, the Company announced the appointment of David V. Singer as President and Chief Executive Officer of the Company to succeed Paul A Stroup, III, the former Chairman, Chief Executive Officer and President. During the thirteen weeks ended June 25, 2005, the Company recorded pre-tax severance charges related to the former Chief Executive Officer of $2.5 million in general and administrative expense.

LANCE, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. The Company routinely evaluates its estimates, including those related to customer returns and promotions, provisions for bad debts, inventory valuations, useful lives of fixed assets, hedge transactions, supplemental retirement benefits, investments, intangible assets, incentive compensation, income taxes, insurance, post-retirement benefits, contingencies and legal proceedings. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Thirteen Weeks Ended June 25, 2005 Compared to Thirteen Weeks Ended June 26, 2004

	Thirteen weeks ended
	June 25,		June 26,
($ In thousands)	2005		2004		Difference

Revenue	$166,768	100.0%	$152,057	100.0%	$14,711	9.7%
Cost of sales	89,748	53.8%	81,348	53.5%	8,400	10.3%

Gross margin	77,020	46.2%	70,709	46.5%	6,311	8.9%
Selling, marketing and delivery expenses	54,904	32.9%	51,268	33.7%	3,636	7.1%
General and administrative expenses	11,412	6.8%	7,658	5.0%	3,754	49.0%
Provisions for employees’ retirement plans	1,381	0.8%	1,115	0.7%	266	23.9%
Other, net	(82)	(0.0%)	(51)	(0.0%)	(31)	(60.8%)

Earnings before interest and taxes	9,405	5.6%	10,719	7.0%	(1,314)	(12.3%)
Interest expense, net	550	0.3%	603	0.4%	(53)	(8.8%)
Income taxes	3,219	1.9%	3,442	2.3%	(223)	(6.5%)

Net income	$5,636	3.4%	$6,674	4.4%	$(1,038)	(15.6%)

Revenue for the thirteen weeks ended June 25, 2005 increased $14.7 million, or 9.7%, compared to the thirteen weeks ended June 26, 2004. The Company’s branded product revenue increased $7.4 million, or 7.9%, and non-branded product revenue increased $7.3 million, or 12.4%. The branded product revenue increase resulted from growth in sales of sandwich crackers and cookies ($5.6 million) and salty snacks ($3.6 million), partially offset by lower sales of cakes ($1.2 million) and various other products ($0.6 million). The increase in branded product revenue was driven by strong sales growth in the mass/club/ drug, grocery and convenience store channels.

LANCE, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The non-branded product revenue increase of $7.3 million resulted from increased private label product sales ($8.4 million) partially offset by lower sales of third-party branded products ($0.7 million) and sales to other manufacturers ($0.4 million). Expanded production capacity supported increased private label sales to existing and new customers.

For the thirteen weeks ended June 25, 2005, sales of the Company’s branded products represented 60% of total revenue, private label sales represented 28%, sales to other manufacturers represented 8% and sales of third-party brands represented 4%. For the thirteen weeks ended June 24, 2004, sales of the Company’s branded products represented 61% of total revenue, private label sales represented 26%, sales to other manufacturers represented 9% and sales of third-party brands represented 4%.

Gross margin increased $6.3 million compared to the prior year thirteen week period as higher volume ($5.0 million), changes in pricing and promotions ($2.2 million), favorable product mix ($1.3 million) and lower net commodity and packaging costs ($1.1 million) more than offset increases in other manufacturing costs ($2.7 million) and the unfavorable impact of foreign exchange ($0.6 million). Higher pay and benefits drove most of the other manufacturing cost increases.

Selling, marketing and delivery expenses increased $3.6 million compared to the same quarter in the prior year. Delivery expenses increased $2.1 million due to higher sales volume and fuel costs. Advertising expenses increased $1.0 million as a result of increased media spending. Incentive compensation and insurance costs also increased compared to the prior year.

General and administrative expenses increased $3.8 million from the same quarter in the prior year principally due to pre-tax severance charges of $2.5 million related to agreements with the Company’s former Chief Executive Officer. Other increases included higher professional and consulting fees and equity-based incentive compensation provisions.

Provisions for employees’ retirement plans increased due to enhanced retirement benefits.

Other, net primarily reflects net gains on fixed asset dispositions and foreign currency transaction losses.

Net interest expense decreased compared to the prior year primarily due to increases in interest income.

The effective income tax rate increased from 34.0% for the thirteen weeks ended June 26, 2004 to 36.4% for the thirteen weeks ended June 25, 2005. In the prior year, the effective tax rate was favorably impacted by state audit and net operating loss adjustments. The effective rate for the thirteen weeks ended June 25, 2005 reflects the estimated impact of the American Jobs Creation Act of 2004; however, the Company has not completed its analysis of the potential repatriation of dividends as provided for in the Act.

LANCE, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Twenty-Six Weeks Ended June 25, 2005 Compared to Twenty-Six Weeks Ended June 26, 2004

	Twenty-six weeks ended
	June 25,		June 26,
($ In thousands)	2005		2004		Difference

Revenue	$313,572	100.0%	$296,153	100.0%	$17,419	5.9%
Cost of sales	169,170	53.9%	160,431	54.2%	8,739	5.4%

Gross margin	144,402	46.1%	135,722	45.8%	8,680	6.4%
Selling, marketing and delivery expenses	107,337	34.2%	101,518	34.3%	5,819	5.7%
General and administrative expenses	19,327	6.2%	14,859	5.0%	4,468	30.1%
Provisions for employees’ retirement plans	2,822	0.9%	1,937	0.7%	885	45.7%
Amortization of intangibles	—	0.0%	167	0.0%	(167)	(100.0%)
Other, net	(50)	(0.0%)	(251)	(0.0%)	201	80.1%

Earnings before interest and taxes	14,966	4.8%	17,492	5.9%	(2,526)	(14.4%)
Interest expense, net	1,094	0.3%	1,369	0.5%	(275)	(20.1%)
Income taxes	4,966	1.6%	5,466	1.8%	(500)	(9.1%)

Net income	$8,906	2.8%	$10,657	3.6%	$(1,751)	(16.4%)

Revenue for the twenty-six weeks ended June 25, 2005 increased $17.4 million, or 5.9%, compared to the twenty-six weeks ended June 26, 2004. The Company’s branded product revenue increased $9.9 million, or 5.5%, and non-branded product revenue increased $7.5 million, or 6.4%. The branded product revenue increase resulted from increased sales of sandwich crackers and cookies ($9.2 million) and salty snacks ($5.6 million) partially offset by lower sales of cakes ($2.6 million) and various other products ($2.3 million).

The non-branded product revenue increase of $7.5 million was the result of increased sales of private label products ($9.2 million) and sales to other manufacturers ($0.9 million) somewhat offset by lower sales of third-party branded products ($2.6 million).

For the twenty-six weeks ended June 25, 2005, sales of the Company’s branded products represented 60% of total revenue, private label sales represented 29%, sales to other manufacturers represented 7% and sales of third-party brands represented 4%. For the twenty-six weeks ended June 26, 2004, sales of the Company’s branded products represented 60% of total revenue, private label sales represented 28%, sales to other manufacturers represented 7% and sales of third-party brands represented 5%.

Gross margin increased $8.7 million compared to the prior year twenty-six week period as increased volume ($4.4 million), favorable product mix ($3.4 million), changes in pricing and promotions ($3.2 million) and lower net commodity and packaging costs ($2.1 million) more than offset increases in other manufacturing costs ($3.4 million) and the unfavorable impact of foreign exchange ($1.0 million).

LANCE, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling, marketing and delivery expenses increased $5.8 million compared to the prior year. Delivery expenses increased $3.1 million due to higher sales volumes and fuel costs. Insurance costs increased $1.2 million, advertising expenses were up $1.0 million and various other expenses netted to a $0.5 million increase.

General and administrative expenses increased $4.5 million from the prior year partly due to pre-tax severance charges of $2.5 million related to agreements with the Company’s former Chief Executive Officer. Professional and consulting fees and equity-based incentive compensation provisions also increased compared to the prior year.

Provisions for employees’ retirement plans increased $0.9 million primarily due to enhanced retirement benefits.

Amortization of intangibles decreased due to the expiration of non-competition agreements during 2004.

Other, net, primarily reflects lower net gains on fixed asset dispositions compared to prior year.

Net interest expense decreased compared to the prior year primarily due to increases in interest income.

The effective income tax rate increased from 33.9% for the twenty-six weeks ended June 26, 2004 to 35.8% for the twenty-six weeks ended June 25, 2005. In the prior year, the effective tax rate was favorably impacted by state audit and net operating loss adjustments. The effective rate for the twenty-six weeks ended June 25, 2005 reflects the estimated impact of the American Jobs Creation Act of 2004; however, the Company has not completed its analysis of the potential repatriation of dividends as provided for in the Act.

Liquidity and Capital Resources

Liquidity
For the twenty-six weeks ended June 25, 2005, the principal sources of liquidity for the Company’s operating needs were provided by cash on hand and operating activities. Cash flow from operating activities, cash on hand and existing borrowing facilities are believed to be sufficient for the foreseeable future to enable the Company to meet its obligations, fund capital expenditures and pay dividends. As of June 25, 2005, cash and cash equivalents totaled $21.8 million.

Cash Flow
Net cash flow provided by operating activities was $6.9 million and $20.2 million for the twenty-six weeks ended June 25, 2005 and June 26, 2004, respectively. The current year decrease of $13.3 million was primarily due to higher accounts receivable and inventory levels resulting from increased revenue compared to the prior year. Working capital (other than cash and cash equivalents and current portion of long-term debt) increased to $34.3

LANCE, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

million from $19.5 million at December 25, 2004 due to higher accounts receivable and inventory levels resulting from increased revenue compared to the prior year.

Net cash flow used in investing activities was $20.0 million for the twenty-six weeks ended June 25, 2005. Cash expenditures for fixed assets (principally manufacturing equipment, step-vans for field sales representatives, sales displays and information systems) totaled $15.8 million, partially funded by proceeds from the sale of real and personal property of $0.7 million. Included in cash flow used in investing activities is the purchase of a sugar wafer manufacturing facility.

Cash used in financing activities for the twenty-six weeks ended June 25, 2005 and June 26, 2004 totaled $6.5 million and $10.1 million, respectively. During the twenty-six weeks ended June 25, 2005 and June 26, 2004, the Company paid dividends of $0.32 per share totaling $9.5 million and $9.4 million, respectively. In addition, the Company received cash of $3.0 million and $4.9 million during the twenty-six weeks ended June 25, 2005 and June 26, 2004, respectively, as a result of the exercise of stock options by employees.

Stock Repurchases
On January 27, 2005, the Board of Directors authorized the repurchase of up to 1.0 million shares of the Company’s common stock. For the twenty-six weeks ended June 25, 2005, the Company did not repurchase any shares of its common stock and currently has no active program for the repurchase of shares of its common stock.

Dividends
On July 21, 2005, the Board of Directors declared a quarterly cash dividend of $0.16 per share, payable on August 19, 2005 to stockholders of record on August 10, 2005.

Investing Activities
The Company’s capital expenditures are expected to continue at a level sufficient to support its strategic and operating needs. Capital expenditures and other investing activities for 2005 are projected to range between $35 and $40 million, funded by net cash flow from operating activities, cash on hand and existing borrowing facilities.

On April 8, 2005 the Company purchased a sugar wafer manufacturing facility in Ontario, Canada. Projected amounts for capital expenditures and other investing activities include the costs of purchasing this facility. There were no material long-term commitments for capital expenditures as of June 25, 2005.

Debt
Through the Company’s unsecured revolving credit agreement, the Company has the ability to borrow up to $60 million and Canadian (“Cdn”) $25 million through February 2007. At March 26, 2005 and December 25, 2004, there were no amounts outstanding on these revolving credit facilities.

LANCE, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

At June 25, 2005 and December 25, 2004, the Company had the following debt outstanding:

	June 25,	December 25,
(in thousands)	2005	2004

Cdn $50 million unsecured term loan due August 2005	$40,644	$40,650

Total debt	40,644	40,650
Less current portion of long-term debt	40,644	40,650

Total long-term debt	$—	$—

The carrying amount of total debt, which is denominated in Canadian dollars, decreased $6,000 from December 25, 2004 due to changes in the U.S. dollar — Canadian dollar exchange rate. This debt is due in August of 2005. The Company intends to repay the debt with available cash and revolving credit facilities.

As of June 25, 2005, cash and cash equivalents totaled $21.8 million. Additional borrowings available under all credit facilities totaled $80.3 million. The Company has complied with all financial covenants contained in the financing agreements.

The Company also maintains standby letters of credit in connection with its self-insurance reserves for casualty claims. The total amount of these letters of credit was $16.6 million as of June 25, 2005.

Commitments and Contingencies
The Company leases certain facilities and equipment classified as operating leases. The future minimum lease commitments for operating leases as of June 25, 2005 were $3.7 million.

The Company has entered into agreements with suppliers for the purchase of certain commodities and packaging materials used in the production process. These agreements arise in the normal course of business and consist of agreements to purchase specific quantities over a certain period of time. As of June 25, 2005, the Company had outstanding purchase commitments totaling approximately $36.0 million. These commitments range in length from a few weeks to eighteen months.

LANCE, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Off-Balance Sheet Arrangements

The Company entered into a long-term requirements agreement with a supplier in 1999. In connection with the requirements agreement, the Company guaranteed the supplier’s obligations under an equipment lease. The maximum annual payment by the Company under the requirements agreement and the guaranty is approximately $0.8 million per year through January 2007. The amount outstanding under the equipment lease was $1.3 million as of June 25, 2005. For the thirteen weeks ended June 25, 2005 and June 26, 2004, the Company paid $88,000 and $73,000, respectively, to the supplier for its payments under the equipment lease.

Market Risks

The principal market risks to which the Company is exposed that may adversely impact results of operations and financial position are changes in raw material prices, energy and fuel costs, interest and foreign exchange rates and credit risks. The Company selectively uses derivative financial instruments to manage these risks. The Company has no market risk sensitive instruments held for trading purposes.

At times, the Company may enter into commodity futures and option contracts to manage fluctuations in prices of anticipated purchases of certain commodities. The Company’s policy is to use such commodity derivative financial instruments only to the extent necessary to manage these exposures. The Company does not use these financial instruments for trading purposes. As of June 25, 2005, the Company had no outstanding commodity futures or option contracts.

Through the thirteen weeks ended June 25, 2005, net raw material and packaging costs declined compared to the thirteen weeks ended June 26, 2004; however, this decline was largely offset by increased energy and fuel costs.

The Company’s debt obligations and additional borrowings available under its credit facilities incur interest at floating rates, based on changes in U.S. Offshore rate, U.S. base rate, Canadian Bankers’ Acceptance discount rate, Canadian LIBOR and Canadian prime rate interest. To manage exposure to changing interest rates, the Company selectively enters into interest rate swap agreements to maintain a desirable proportion of fixed to variable rate debt. In September 2001, the Company entered into an interest rate swap agreement to manage the risk associated with variable interest rates. The variable-to-fixed interest rate swap is accounted for as a cash flow hedge, with effectiveness assessed based on changes in the present value of interest payments on the underlying debt. The notional amount, interest payment and maturity dates of the swap match the principal, interest payment and maturity dates of the related debt. The interest rate on the swap is 5.9%, including applicable margin of the interest rate swap. The underlying notional amount of the swap agreement is Cdn $50 million. The fair value of the liability as determined by a third party financial institution, was $0.1 million as of June 25, 2005 and $0.7 million as of December 25, 2004 and is included in other current liabilities.

LANCE, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s total debt was $40.6 million and $40.7 million at June 25, 2005 and December 25, 2004, respectively. The effective interest rate was 5.9% which is fixed through an interest rate swap agreement. A 10% increase in U.S. LIBOR and Canadian LIBOR would have had an immaterial impact on interest expense for the thirteen weeks ended June 25, 2005 and June 26, 2004.

The Company is exposed to certain credit risks related to its accounts receivable. The Company performs ongoing credit evaluations of its customers to minimize the potential exposure. As of June 25, 2005 and December 25, 2004, the Company had allowances for doubtful accounts of $1.3 million and $1.5 million, respectively.

Through the operations of its Canadian subsidiary, the Company has an exposure to foreign exchange rate fluctuations, primarily between U.S. dollars and Canadian dollars. A majority of the revenue of the Company’s Canadian operations is denominated in U.S. dollars and a substantial portion of the operations’ costs, such as certain raw materials and direct labor, are denominated in Canadian dollars. The Company entered into a series of forward contracts to mitigate a portion of this foreign exchange rate exposure. These contracts have maturities through September 23, 2005. As of June 25, 2005, the fair value of the liability related to the forward contracts as determined by a third party financial institution was $31,000.

The indebtedness used to finance the acquisition of the Company’s Canadian subsidiary is denominated in Canadian dollars and serves as an economic hedge of the net asset investment in the subsidiary. Due to foreign currency fluctuations during the twenty-six weeks ended June 25, 2005 and June 26, 2004, the Company recorded losses of $15,000 and $278,000, respectively, in other comprehensive income as a result of the translation of the subsidiary’s financial statements into U.S. dollars.

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

Food Industry Factors
Food industry factors including obesity, nutritional and health concerns, diet trends and regulatory or legal actions concerning our food products could adversely affect the Company’s revenues and cost of operations.

Effectiveness of Sales and Marketing Activities
The Company’s plans for long-term profitable sales growth depend on the ability of the Company to improve the effectiveness of its distribution systems, to develop and execute effective marketing strategies, to develop and introduce successful new products and to obtain increased distribution through significant trade channels.

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

The Company undertakes no obligation to update or revise the forward-looking statements in this report, whether as a result of new information, future events or otherwise.

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

LANCE, INC. AND SUBSIDIARIES

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 25, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Second Amended and Restated Credit Agreement dated February 8, 2002, restricts payment of cash dividends and repurchases of common stock by the Company if, after payment of any such dividends or any such repurchases of common stock, the Company’s consolidated stockholders’ equity would be less than $125,000,000. At June 25, 2005, the Company’s consolidated stockholders’ equity was $201,955,000.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on April 21, 2005, the following proposals were submitted to a vote of the stockholders of the Registrant:

1. Election of nominees to the Board of Directors of the Registrant:

For Term Ending in 2008	Shares Voted in Favor	Shares Withheld
Barbara R. Allen	26,651,516	142,879
W.J. Prezzano	26,584,040	210,355
Robert V. Sisk	26,495,818	298,577

2. Adoption of the Resolution approving the Lance, Inc. 2005 Employee Stock Purchase Plan: approved by a vote of 20,691,871 shares in favor, 774,232 shares against and 114,316 shares abstaining with 5,213,916 shares of broker non-votes.

3. Ratification of the selection of KPMG LLP as the Company’s independent registered public accounting firm for fiscal year 2005: approved by a vote of 26,106,920 shares in favor, 661,018 shares against and 26,457 shares abstaining.

LANCE, INC. AND SUBSIDIARIES

Item 5. Other Information

The 2005 Annual Meeting of Stockholders was held on April 21, 2005 and the 2006 Annual Meeting of Stockholders is scheduled for April 20, 2006.

Item 6. Exhibits

(a)	Exhibits

	3.1	Restated Articles of Incorporation of Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998.

	3.2	Articles of Amendment of Lance, Inc. dated July 14, 1998 designating rights, preferences and privileges of the Registrant’s Series A Junior Participating Preferred Stock, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

	3.3	Bylaws of Lance, Inc., as amended through April 25, 2002, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 29, 2002.

	10.1*	Lance, Inc. 1995 Nonqualified Stock Option Plan for Non-Employee Directors, as amended, filed herewith.

	10.2*	Lance, Inc. 2005 Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 27, 2005.

	10.3*	Executive Employment Agreement dated May 11, 2005 between the Registrant and David V. Singer, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2005.

	10.4*	Compensation and Benefits Assurance Agreement dated May 11, 2005 between the Registrant and David V. Singer, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 16, 2005.

	10.5*	Restricted Stock Unit Award Agreement dated May 11, 2005 between the Registrant and David V. Singer, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 16, 2005.

LANCE, INC. AND SUBSIDIARIES

10.6*	Agreement dated June 15, 2005 between the Company and Paul A. Stroup, III, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2005.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

B. Clyde Preslar Vice President, Chief Financial Officer and Secretary

Dated: July 21, 2005

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

EXHIBITS
Item 6(a)

FORM 10-Q
QUARTERLY REPORT

For the quarterly period ended	Commission File Number
June 25, 2005	0-398

LANCE, INC.

EXHIBIT INDEX

Exhibit
No.	Exhibit Description

3.1	Restated Articles of Incorporation of Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998.

3.2	Articles of Amendment of Lance, Inc. dated July 14, 1998 designating rights, preferences and privileges of the Registrant’s Series A Junior Participating Preferred Stock, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

3.3	Bylaws of Lance, Inc., as amended through April 25, 2002, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 29, 2002.

10.1*	Lance, Inc. 1995 Nonqualified Stock Option Plan for Non-Employee Directors, as amended, filed herewith.

10.2*	Lance, Inc. 2005 Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 27, 2005.

10.3*	Executive Employment Agreement dated May 11, 2005 between the Registrant and David V. Singer, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2005.

10.4*	Compensation and Benefits Assurance Agreement dated May 11, 2005 between the Registrant and David V. Singer, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 16, 2005.

10.5*	Restricted Stock Unit Award Agreement dated May 11, 2005 between the Registrant and David V. Singer, incorporated by reference to exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 16, 2005.

10.6*	Agreement dated June 15, 2005 between the Company and Paul A. Stroup, III, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2005.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management Contract