Form 10-Q
period 2005-09-24
LANCE INC
filed 2005-10-31
CIK 57528

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly (thirteen week) period ended September 24, 2005	Commission File Number 0-398
LANCE, INC.
(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-0292920 (I.R.S. Employer Identification No.)

8600 South Boulevard
P.O. Box 32368
Charlotte, North Carolina	28232
(Address of principal executive offices)	(Zip Code)
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
Yes [X] No [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]No [X]
The number of shares outstanding of the registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock as of October 25, 2005, was 29,823,128 shares.

LANCE, INC. AND SUBSIDIARIES
INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – September 24, 2005 (Unaudited) and December 25, 2004	3

Condensed Consolidated Statements of Income (Unaudited) – Thirteen and Thirty-Nine Weeks Ended September 24, 2005 and September 25, 2004	4

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited) – Thirty-Nine Weeks Ended September 24, 2005 and September 25, 2004	5

Condensed Consolidated Statements of Cash Flows (Unaudited) – Thirty-Nine Weeks Ended September 24, 2005 and September 25, 2004	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	22

Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6. Exhibits	24

SIGNATURE	25

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of September 24, 2005 (Unaudited) and December 25, 2004
(In thousands, except share data)

	September 24,	December 25,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$4,042	$41,466
Accounts receivable (less allowance for doubtful accounts)	59,837	46,438
Inventories	28,936	23,804
Refundable income taxes	—	454
Deferred income tax benefit	6,905	6,243
Prepaid expenses and other	5,382	3,836

Total current assets	105,102	122,241

Other assets
Property, plant & equipment, net	166,358	161,716
Goodwill, net	48,906	47,160
Other intangible assets, net	7,581	7,705
Other assets	3,596	2,918

Total assets	$331,543	$341,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$—	$40,650
Accounts payable	19,212	16,346
Accrued compensation	18,390	17,892
Accrued profit-sharing and retirement plan contributions	2,955	4,251
Accrual for insurance claims	6,220	5,654
Income taxes payable	6,074	1,868
Other payables and accrued liabilities	19,371	15,296

Total current liabilities	72,222	101,957

Other liabilities and deferred credits
Long-term debt	16,000	—
Deferred income taxes	23,437	26,227
Accrued postretirement health care costs	3,035	3,874
Accrual for insurance claims	8,290	7,259
Other long-term liabilities	3,674	3,708

Total other liabilities and deferred credits	54,436	41,068

Stockholders’ equity
Common stock, $0.83 1/3 par value (authorized: 75,000,000 shares; 29,826,701 and 29,747,596 shares outstanding at September 24, 2005 and December 25, 2004)	24,979	24,788
Preferred stock, $1.00 par value (authorized: 5,000,000 shares; 0 shares outstanding at September 24, 2005 and December 25, 2004)	—	—
Additional paid-in capital	14,135	11,500
Unamortized portion of restricted stock awards	(2,423)	(534)
Retained earnings	163,630	160,993
Accumulated other comprehensive income	4,564	1,968

Total stockholders’ equity	204,885	198,715

Total liabilities and stockholders’ equity	$331,543	$341,740

See Notes to Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
For the Thirteen and Thirty-Nine Weeks Ended September 24, 2005 and September 25, 2004
(In thousands, except share and per share data)

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 24,	September 25,	September 24,	September 25,
	2005	2004	2005	2004
Net sales and other operating revenue	$171,927	$154,876	$485,499	$451,029

Cost of sales and operating expenses/(income):

Cost of sales	95,991	83,358	265,161	243,789
Selling, marketing and delivery	54,782	50,569	162,119	152,087
General and administrative	7,688	7,653	27,015	22,512
Provisions for employees’ retirement plans	1,311	1,359	4,133	3,296
Amortization of intangibles	—	—	—	167
Other, net	(306)	(454)	(356)	(705)

Total costs and expenses	159,466	142,485	458,072	421,146

Earnings before interest and income taxes	12,461	12,391	27,427	29,883

Interest expense, net	358	575	1,452	1,944

Earnings before income taxes	12,103	11,816	25,975	27,939

Income taxes	4,079	3,866	9,045	9,332

Net income	$8,024	$7,950	$16,930	$18,607

Earnings per share
Basic	$0.27	$0.27	$0.57	$0.63
Diluted	$0.27	$0.27	$0.56	$0.63

Weighted average shares outstanding — basic	29,944,000	29,488,000	29,826,000	29,369,000
Weighted average shares outstanding — diluted	30,242,000	29,778,000	30,112,000	29,674,000
See Notes to Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Unaudited) For the Thirty-Nine Weeks Ended September 24, 2005 and September 25, 2004
(In thousands, except share data)

				Unamortized
				Portion of		Accumulated
			Additional	Restricted		Other
		Common	Paid-in	Stock	Retained	Comprehensive
	Shares	Stock	Capital	Awards	Earnings	Income(Loss)	Total

Balance, December 27, 2003	29,156,957	$24,296	$ 3,690	$(1,116)	$155,007	$723	$182,600

Comprehensive income:
Net income	—	—	—	—	18,607	—	18,607
Unrealized gain on interest rate swap, net of tax effect of $(218)	—	—	—	—	—	369	369
Unrealized gain on forward exchange contracts, net of tax effect of $(48)	—	—	—	—	—	87	87

Foreign currency translation adjustment	—	—	—	—		429	429

Total comprehensive income							19,492

Cash dividends paid to stockholders	—	—	—	—	(14,125)	—	(14,125)

Stock options exercised	460,733	383	5,777	—	—	—	6,160

Cancellation and amortization of restricted stock	(28,200)	(23)	(362)	769	—	—	384

Balance, September 25, 2004	29,589,490	$24,656	$ 9,105	$ (347)	$159,489	$1,608	$194,511

Balance, December 25, 2004	29,747,596	$24,788	$11,500	$ (534)	$160,993	$1,968	$198,715

Comprehensive income:
Net income	—	—	—	—	16,930	—	16,930
Unrealized gain on interest rate swap, net of tax effect of $(232)	—	—	—	—	—	394	394
Unrealized loss on forward exchange contracts, net of tax effect of $0	—	—	—	—	—	—	—

Foreign currency translation adjustment	—	—	—	—	—	2,202	2,202

Total comprehensive income							19,526

Cash dividends paid to stockholders	—	—	—	—	(14,293)	—	(14,293)

Repurchase of common stock	(230,736)	(192)	(3,696)	—	—	—	(3,888)

Stock options exercised	333,466	277	4,287	—	—	—	4,564

Cancellation, issuance and amortization of restricted stock	(23,625)	106	2,044	(1,889)	—	—	261

Balance, September 24, 2005	29,826,701	$24,979	$14,135	$(2,423)	$163,630	$4,564	$204,885

See Notes to Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Thirty-Nine Weeks Ended September 24, 2005 and September 25, 2004
(In thousands)

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	September 24,	September 25,
	2005	2004
Operating Activities
Net income	$16,930	$18,607
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	20,154	21,434
Gain on sale of property, net	(415)	(665)
Deferred income taxes	(3,549)	1,242
Imputed interest on deferred notes	—	97
Changes in operating assets and liabilities	(6,666)	(2,006)

Net cash flow from operating activities	26,454	38,709

Investing Activities
Purchases of property and equipment	(20,518)	(20,574)
Acquisition of business, net of cash acquired	(4,829)	—
Proceeds from sale of property	1,244	1,060

Net cash used in investing activities	(24,103)	(19,514)

Financing Activities
Dividends paid	(14,293)	(14,125)
Issuance of common stock	3,870	5,438
Repayment of debt	(41,237)	(5,648)
Proceeds from debt	16,000	—
Repurchase of common stock	(3,888)	—

Net cash used in investing activities	(39,548)	(14,335)

Effect of exchange rate changes on cash	(227)	5

Increase/(decrease) in cash and cash equivalents	(37,424)	4,865
Cash and cash equivalents at beginning of period	41,466	25,479

Cash and cash equivalents at end of period	$4,042	$30,344

Supplemental information:
Cash paid for income taxes, net of refunds of $607 and $1,486, respectively	$7,497	$4,079
Cash paid for interest	$464	$1,259
Stock option exercise tax benefit included in stockholders’ equity	$694	$722
See Notes to Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.	The accompanying unaudited condensed consolidated financial statements of Lance, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Form 10-K for the year ended December 25, 2004 filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2005. In the opinion of the Company, these condensed financial statements reflect all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the condensed consolidated financial position of the Company and its subsidiaries as of September 24, 2005 and December 25, 2004, and the condensed consolidated statements of income for the thirteen and thirty-nine weeks ended September 24, 2005 and September 25, 2004 and the condensed statements of stockholders’ equity and comprehensive income and cash flows for the thirty-nine weeks ended September 24, 2005 and September 25, 2004. Certain prior year amounts shown in the accompanying condensed consolidated financial statements have been reclassified for consistent presentation.

2.	The consolidated results of operations for the thirteen and thirty-nine weeks ended September 24, 2005 are not necessarily indicative of the results to be expected for the fifty-three week fiscal year ending December 31, 2005.

3.	Preparing financial statements requires management to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. Examples include customer returns and promotions, provisions for bad debts, inventory valuations, useful lives of fixed assets, hedge transactions, supplemental retirement benefits, intangible asset valuations, incentive compensation, income taxes, insurance, post-retirement benefits, contingencies and legal proceedings. Actual results may differ from these estimates under different assumptions or conditions.

4.	The principal raw materials used in the manufacture of the Company’s snack food products are flour, vegetable oil, sugar, potatoes, peanut butter, nuts, cheese and seasonings. The principal supplies used are flexible film, cartons, trays, boxes and bags. These raw materials and supplies are generally available in adequate quantities in the open market either from sources in the United States or from other countries and are generally contracted up to a year in advance.

5.	The Company utilizes the dollar value last-in, first-out (“LIFO”) method of determining the cost of approximately 50% of its inventories. Because inventory calculations under the LIFO method are based on annual determinations, the determination of interim LIFO valuations requires estimating year-end costs and levels of inventories. The possibility of variation between estimated year-end costs and levels of LIFO inventories compared to the actual year-end amounts may materially affect the results of operations as finally determined for the full year.

LANCE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Inventories consist of (in thousands):

	September 24,	December 25,
	2005	2004
Finished goods	$20,202	$17,026
Raw materials	3,981	3,018
Supplies, etc.	9,233	8,045

Total inventories at FIFO cost	33,416	28,089
Less: Adjustments to reduce FIFO cost to LIFO cost	(4,480)	(4,285)

Total inventories	$28,936	$23,804

6.	The following tables provide a reconciliation of the common shares used for basic earnings per share and diluted earnings per share for the thirteen and thirty-nine weeks ended September 24, 2005 and September 25, 2004 (there are no adjustments to reported net income required when computing diluted earnings per share for the numerator amounts of basic and diluted earnings per share):

	Thirteen Weeks Ended
	(in thousands)
	September 24,	September 25,
	2005	2004
Weighted average number of common shares used for basic earnings per share	29,944	29,488
Effect of dilutive potential shares	298	290

Weighted average number of common shares and dilutive potential shares used for diluted earnings per share	30,242	29,778

Anti-dilutive shares excluded from the above reconciliation	364	1,119

	Thirty-Nine Weeks Ended
	(in thousands)
	September 24,	September 25,
	2005	2004
Weighted average number of common shares used for basic earnings per share	29,826	29,369
Effect of dilutive potential shares	286	305

Weighted average number of common shares and dilutive potential shares used for diluted earnings per share	30,112	29,674

Anti-dilutive shares excluded from the above reconciliation	364	1,119

LANCE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
7.	During the thirty-nine weeks ended September 24, 2005 and September 25, 2004, the Company included in accumulated other comprehensive income unrealized gains due to foreign currency translation of $2.2 million and $0.4 million, respectively. Income taxes on the foreign currency translation adjustment in other comprehensive income were not recognized because the earnings are intended to be reinvested indefinitely in those operations. Also included in accumulated other comprehensive income for the thirty-nine weeks ended September 24, 2005 and September 25, 2004, were unrealized gains of $0.4 million, net of tax effect of $0.2, and $0.5 million, net of tax effect of $0.3 million, respectively, related to an interest rate swap and forward exchange contracts accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133.

8.	In 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. The criteria provided in SFAS No. 142 require the testing of impairment based on fair value. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values. The Company tests goodwill and intangible assets for impairment no less than annually as required under the provisions of SFAS No. 142. These tests indicated that there was no impairment of goodwill or intangible assets.

The change in the carrying amount of goodwill for the thirty-nine weeks ended September 24, 2005 is as follows:

Net Carrying
(in thousands)	Amount
Balance as of December 25, 2004	$47,160
Foreign currency exchange rate changes	1,746

Balance as of September 24, 2005	$48,906

As of September 24, 2005, the Company had trademarks with a carrying value of $7.6 million. Trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely. Therefore, under the provisions of SFAS 142, the trademarks are no longer amortized. Other intangible assets are amortized over their useful lives.

9.	Sales to the Company’s largest customer (Wal-Mart Stores, Inc.) were 22.6% and 19.2% of revenue for the thirteen weeks ended September 24, 2005 and September 25, 2004, respectively, and 21.6% and 18.5% of revenue for the thirty-nine weeks ended September 24, 2005 and September 25, 2004, respectively. Accounts receivable at September 24, 2005 and December 25, 2004 included receivables from Wal-Mart Stores, Inc. totaling $15.3 million and $13.5 million, respectively.

LANCE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
10.	The Company’s bad debt expense for the thirteen weeks ended September 24, 2005 was $0.5 million, while the bad debt expense was $28,000 for the thirteen weeks ended September 25, 2004. For the thirty-nine weeks ended September 24, 2005 and September 25, 2004, net bad debt expense was $0.9 million and $0.5 million, respectively. Bad debt expense is included in selling, marketing and delivery expenses.

11.	The Company has adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25 and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Based Compensation, an Interpretation of APB Opinion No. 25.” The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma net income and pro forma earnings per share disclosures for employee stock options as if the fair value based method defined under the provisions of SFAS No. 123 had been applied.

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

	For the thirteen weeks ended
(in thousands, except per share data)	September 24, 2005	September 25, 2004

Net income as reported	$8,024	$7,950
Earnings per share as reported — basic	0.27	0.27
Earnings per share as reported — diluted	0.27	0.27

Additional stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been applied	42	102
Pro-forma net income	7,982	7,848
Pro-forma earnings per share — basic	0.27	0.27
Pro-forma earnings per share — diluted	$0.26	$0.26

	For the thirty-nine weeks ended
(in thousands, except per share data)	September 24, 2005	September 25, 2004

Net income as reported	$16,930	$18,607
Earnings per share as reported — basic	0.57	0.63
Earnings per share as reported — diluted	0.56	0.63

Additional stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been applied	125	260
Pro-forma net income	16,805	18,347
Pro-forma earnings per share — basic	0.56	0.62
Pro-forma earnings per share — diluted	$0.56	$0.62

LANCE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
12.	The Company entered into a long-term requirements agreement with a supplier in 1999. In connection with the requirements agreement, the Company guaranteed the supplier’s obligations under an equipment lease. The Company has decided to change suppliers which will require the Company to provide for the obligation under the requirements agreement. The Company recorded a charge of approximately $0.9 million during the quarter, which represents the net present value of the remaining guarantee as of September 24, 2005.

13.	Net periodic benefit cost/(benefit) for the Company’s post-retirement medical benefit plan for the thirteen and thirty-nine weeks ended September 24, 2005 and September 25, 2004 consists of the following:

	For the thirteen weeks ended
	September 24,	September 25,
(in thousands)	2005	2004

Components of net periodic benefit cost/(benefit):
Service cost	$10	$23
Interest cost	18	34
Recognition of prior service costs	—	(63)
Recognized net gain	(173)	(245)

Net periodic benefit	$(145)	$(251)

	For the thirty-nine weeks ended
	September 24,	September 25,
(in thousands)	2005	2004

Components of net periodic benefit cost/(benefit):
Service cost	$31	$69
Interest cost	54	102
Recognition of prior service costs	—	(188)
Recognized net gain	(520)	(735)

Net periodic benefit	$(435)	$(752)

For the thirteen and thirty-nine weeks ended September 24, 2005, the Company paid $0.3 million and $0.7 million in retiree benefit claims and received $ 0.1 million and $0.3 million in plan participant contributions, respectively. For the thirteen and thirty-nine weeks ended September 25, 2004, the Company paid $0.2 million and $ 0.6 million in retiree benefit claims and received $0.1 million and $0.2 million in plan participant contributions, respectively.

LANCE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
14.	At September 24, 2005 and December 25, 2004, the Company had the following debt outstanding:

	September 24,	December 25,
(in thousands)	2005	2004

Revolving credit facility $60 million and Cdn $25 million due February 2007	$16,000	$—
Cdn $50 million unsecured term loan due August 2005	—	40,650

Total debt	16,000	40,650
Less current portion of long-term debt	—	40,650

Total long-term debt	$16,000	$—

In August of 2005, the Company repaid the Cdn $50 million unsecured term loan, with cash on hand and additional amounts borrowed under the revolving credit facilities.

15.	On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 regarding the interaction between SFAS 123R which was revised in December 2004 and certain SEC rules and regulations and provides the SEC’s staff views regarding the valuation of share-based payment arrangements for public companies. The Company is evaluating the impact this guidance will have on its financial condition, results of operation and cash flows.

On April 14, 2005, the SEC issued Release No. 33-8568 that revises the required date of adoption under SFAS 123R. The new rule allows for companies to adopt the provisions of SFAS 123R beginning on the first annual period beginning after June 15, 2005. Based on the new required adoption date, the Company plans to adopt SFAS 123R as of the beginning of the first quarter of 2006. The Company is evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

16.	On April 8, 2005, the Company acquired a sugar wafer facility in Ontario, Canada to expand production capacity. This acquisition did not have a material impact on the Company’s financial position or results of operations.

17.	On May 11, 2005, the Company announced the appointment of David V. Singer as President and Chief Executive Officer of the Company to succeed Paul A Stroup, III, the former Chairman, Chief Executive Officer and President. During the thirty-nine weeks ended September 24, 2005, the Company recorded pre-tax severance charges related to the former Chief Executive Officer of $2.5 million in general and administrative expense.

18.	On October 17, 2005, the Company entered into a definitive asset purchase agreement to purchase substantially all of the assets of Tom’s Foods Inc. pursuant to a Bankruptcy Court order issued on September 23, 2005. The purchase was consummated on October 21, 2005. The purchase price was approximately $37.9 million plus the assumption of certain current liabilities, subject to post-closing adjustments. The acquisition was initially funded from the Company’s existing credit facilities. The acquired business will be a wholly owned operating subsidiary of the Company, and results of its operations subsequent to the acquisition will be included in the Company’s consolidated financial statements.

LANCE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
19.	On October 21, 2005, the Company entered into a new unsecured $50 million short-term revolving credit agreement with a commercial bank. On October 24, 2005, the Company repaid the amounts borrowed under the existing credit facility to fund the acquisition with proceeds received from the short-term credit agreement.

20.	The Company is one of nine companies sued in August 2005 in the Superior Court for the State of California for the County of Los Angeles by the Environmental Law Foundation, and in a separate suit by the Attorney General of the State of California, for alleged violations of California Proposition 65. The plaintiffs seek injunctive relief and penalties but have made no specific demands. The Company intends to vigorously defend the suits.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. The Company routinely evaluates its estimates, including those related to customer returns and promotions, provisions for bad debts, inventory valuations, useful lives of fixed assets, hedge transactions, supplemental retirement benefits, intangible asset valuations, incentive compensation, income taxes, insurance, post-retirement benefits, contingencies and legal proceedings. Actual results may differ from these estimates under different assumptions or conditions.
Results of Operations
Thirteen Weeks Ended September 24, 2005 Compared to Thirteen Weeks Ended September 25, 2004

	Thirteen weeks ended
	September 24,		September 25,
($ In thousands)	2005		2004		Difference

Revenue	$171,927	100.0%	$154,876	100.0%	$17,051	11.0%
Cost of sales	95,991	55.8%	83,358	53.8%	12,633	15.2%

Gross margin	75,936	44.2%	71,518	46.2%	4,418	6.2%
Selling, marketing and delivery expenses	54,782	31.9%	50,569	32.7%	4,213	8.3%
General and administrative expenses	7,688	4.5%	7,653	4.9%	35	0.5%
Provisions for employees’ retirement plans	1,311	0.8%	1,359	0.9%	(48)	(3.5%)
Other, net	(306)	(0.2%)	(454)	(0.3%)	148	32.6%

Earnings before interest and taxes	12,461	7.2%	12,391	8.0%	70	0.6%
Interest expense, net	358	0.2%	575	0.4%	(217)	(37.7%)
Income taxes	4,079	2.4%	3,866	2.5%	213	5.5%

Net income	$8,024	4.7%	$7,950	5.1%	$74	0.9%

Revenue for the thirteen weeks ended September 24, 2005 increased $17.1 million, or 11.0%, compared to the thirteen weeks ended September 25, 2004. The Company’s branded product revenue increased $7.4 million, or 7.8%, and non-branded product revenue increased $9.7 million, or 15.9%. The branded product revenue increase resulted from growth in sales of sandwich crackers and cookies ($5.2 million) and salty snacks ($4.5 million), partially offset by lower sales of cakes ($1.2 million) and various other products ($1.1 million). The increase in branded product revenue was driven by strong sales growth in the grocery store channel.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The non-branded product revenue increase of $9.7 million resulted from increased private label product sales ($10.5 million) and sales to other manufacturers ($0.7 million) partially offset by lower sales of third-party branded products ($1.5 million). The increase in non-branded product revenue was due to growth through existing and new customers and price increases.
For the thirteen weeks ended September 24, 2005, sales of the Company’s branded products represented 59% of total revenue, private label sales represented 30%, sales to other manufacturers represented 8% and sales of third-party brands represented 3%. For the thirteen weeks ended September 25, 2004, sales of the Company’s branded products represented 61% of total revenue, private label sales represented 26%, sales to other manufacturers represented 9% and sales of third-party brands represented 4%.
Gross margin increased $4.4 million compared to the prior year thirteen week period as higher volume ($4.9 million) and favorable changes in pricing and promotions ($3.2 million) more than offset increases in manufacturing costs ($3.3 million) and unfavorable product mix ($0.4 million). Gross margin decreased two percentage points as a percentage of revenue compared to the prior thirteen week period driven by unfavorable manufacturing costs and product mix. The manufacturing cost increase was due to increased payroll, insurance, maintenance and utility expense and included a $0.9 million termination charge for a guarantee obligation with a supplier.
Selling, marketing and delivery expenses increased $4.2 million compared to the prior year quarter. Delivery expenses increased $2.2 million due to increased sales volume and higher fuel costs. Insurance costs increased $2.0 million primarily due to higher casualty claims and medical insurance. Advertising expenses increased $1.0 million as a result of increased media spending. These increases were partially offset by reductions in incentive provisions ($0.7 million) and various other net expenses ($0.3 million).
General and administrative expenses, in total were relatively comparable with the prior year.
Other, net primarily reflects increased foreign currency transaction losses.
Net interest expense decreased compared to the prior year primarily due to lower debt levels.
The effective income tax rate increased from 32.7% for the thirteen weeks ended September 25, 2004 to 33.7% for the thirteen weeks ended September 24, 2005. The effective rate for the thirteen weeks ended September 24, 2005 reflects the estimated impact of the qualified production activity income credit portion of the American Jobs Creation Act. However, the Company has not completed its analysis of the potential repatriation of dividends as provided for in the Act.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Thirty-Nine Weeks Ended September 24, 2005 Compared to Thirty-nine Weeks Ended September 25, 2004

		Thirty-nine weeks ended
	September 24,		September 25,
($ In thousands)	2005		2004		Difference

Revenue	$485,499	100.0%	$451,029	100.0%	$34,470	7.6%
Cost of sales	265,161	54.6%	243,789	54.1%	21,372	8.8%

Gross margin	220,338	45.4%	207,240	45.9%	13,098	6.3%
Selling, marketing and delivery expenses	162,119	33.4%	152,087	33.7%	10,032	6.6%
General and administrative expenses	27,015	5.6%	22,512	5.0%	4,503	20.0%
Provisions for employees’ retirement plans	4,133	0.9%	3,296	0.7%	837	25.4%
Amortization of intangibles	—	—	167	0.0%	(167)	(100.0%)
Other, net	(356)	(0.1%)	(705)	(0.1%)	349	49.5%

Earnings before interest and taxes	27,427	5.6%	29,883	6.6%	(2,456)	(8.2%)
Interest expense, net	1,452	0.3%	1,944	0.4%	(492)	(25.3%)
Income taxes	9,045	1.9%	9,332	2.1%	(287)	(3.1%)

Net income	$16,930	3.5%	$18,607	4.1%	($1,677)	(9.0%)

Revenue for the thirty-nine weeks ended September 24, 2005 increased $34.5 million, or 7.6%, compared to the thirty-nine weeks ended September 25, 2004. The Company’s branded product revenue increased $17.4 million, or 6.4%, and non-branded product revenue increased $17.1 million, or 9.6%. The branded product revenue increase resulted from increased sales of sandwich crackers and cookies ($13.5 million) and salty snacks ($9.9 million) partially offset by lower sales of cakes ($3.9 million), restaurant style crackers ($1.2 million) and various other products ($0.9 million). The increase in branded product revenue was driven by strong sales growth in the grocery store channel.
The non-branded product revenue increase of $17.1 million was the result of increased sales of private label products ($19.3 million) and sales to other manufacturers ($2.0 million) somewhat offset by lower sales of third-party branded products ($4.2 million). The increase in non-branded product revenue was due to growth through existing and new customers and price increases.
For the thirty-nine weeks ended September 24, 2005, sales of the Company’s branded products represented 60% of total revenue, private label sales represented 29%, sales to other manufacturers represented 8% and sales of third-party brands represented 3%. For the thirty-nine weeks ended September 25, 2004, sales of the Company’s branded products represented 60% of total revenue, private label sales represented 27%, sales to other manufacturers represented 8% and sales of third-party brands represented 5%.
Gross margin increased $13.1 million compared to the prior year thirty-nine week period as increased volume ($10.7 million), changes in pricing and promotions ($9.2 million) and lower net commodity and packaging costs ($1.9 million) more than offset increases in other manufacturing costs ($5.7 million) and the unfavorable impact of foreign exchange and

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
product mix ($3.0 million). The manufacturing cost increase was driven by increased payroll, insurance, utility and maintenance expense and included a $0.9 million termination charge for a guarantee obligation with a supplier.
Selling, marketing and delivery expenses increased $10.0 million compared to the prior year. Delivery expenses increased $5.1 million due to increased sales volumes and higher fuel costs. Insurance costs increased $3.0 million, advertising expenses were up $1.8 million and various other expenses netted to a $0.1 million increase.
General and administrative expenses increased $4.5 million from the prior year partly due to pre-tax severance charges of $2.5 million related to agreements with the Company’s former Chief Executive Officer. Compensation expense increased $0.9 million, professional fees increased $0.6 million and various other expenses increased $0.5 million as compared to the prior year.
Provisions for employees’ retirement plans increased $0.8 million primarily due to enhanced retirement benefits.
Amortization of intangibles decreased due to the expiration of non-competition agreements during 2004.
Other, net, primarily reflects lower net gains on fixed asset dispositions compared to prior year.
Net interest expense decreased compared to the prior year primarily due to increases in interest income.
The effective income tax rate increased from 33.4% for the thirty-nine weeks ended September 25, 2004 to 34.8% for the thirty-nine weeks ended September 24, 2005. In the prior year, the effective tax rate was favorably impacted by state audit and net operating loss adjustments. The effective rate for the thirty-nine weeks ended September 24, 2005 reflects the estimated impact of the qualified production activity income credit portion of the American Jobs Creation Act. However, the Company has not completed its analysis of the potential repatriation of dividends as provided for in the Act.
Liquidity and Capital Resources
Liquidity
For the thirty-nine weeks ended September 24, 2005, the principal sources of liquidity for the Company’s operating needs were provided by cash on hand, operating activities, and borrowings from the existing credit facilities. Cash flow from operating activities, cash on hand and existing borrowing facilities are believed to be sufficient for the foreseeable future to enable the Company to meet its obligations, fund capital expenditures and pay dividends. As of September 24, 2005, cash and cash equivalents totaled $4.0 million.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cash Flow
Net cash flow provided by operating activities was $26.5 million and $38.7 million for the thirty-nine weeks ended September 24, 2005 and September 25, 2004, respectively. Working capital (other than cash and cash equivalents and current portion of long-term debt) increased to $28.8 million from $19.5 million at December 25, 2004 due to higher accounts receivable and inventory levels resulting from increased revenue.
Net cash flow used in investing activities was $24.1 million and $19.5 million for the thirty-nine weeks ended September 24, 2005 and September 25, 2004, respectively. Cash expenditures for fixed assets (principally manufacturing equipment, step-vans for field sales representatives, sales displays and information systems) totaled $20.5 million, partially funded by proceeds from the sale of real and personal property of $1.2 million. Included in cash flow used in investing activities is the purchase of a sugar wafer manufacturing facility.
Cash used in financing activities for the thirty-nine weeks ended September 24, 2005 and September 25, 2004 totaled $39.5 million and $14.3 million, respectively. During the thirty-nine weeks ended September 24, 2005 and September 25, 2004, the Company paid dividends of $0.48 per share totaling $14.3 million and $14.1 million, respectively. The Company repurchased $3.9 million of shares under its stock repurchase program in 2005. In addition, the Company received cash of $3.9 million and $5.4 million during the thirty-nine weeks ended September 24, 2005 and September 25, 2004, respectively, as a result of the exercise of stock options by employees. During the thirty-nine weeks ended September 24, 2005, the Company repaid the $41.2 million term loan and received proceeds from its existing credit facilities of $16.0 million.
Stock Repurchases
On January 27, 2005, the Board of Directors authorized the repurchase of up to 1.0 million shares of the Company’s common stock. During the thirty-nine weeks ended September 24, 2005, the Company repurchased 230,736 shares for $3.9 million.
Dividends
On October 20, 2005, the Board of Directors declared a quarterly cash dividend of $0.16 per share, payable on November 18, 2005 to stockholders of record on November 10, 2005.
Investing Activities
The Company’s capital expenditures are expected to continue at a level sufficient to support its strategic and operating needs.
On April 8, 2005 the Company purchased a sugar wafer manufacturing facility in Ontario, Canada. The purchase is included in the consolidated statements of cash flows.
On October 17, 2005, the Company entered into a definitive asset purchase agreement to purchase substantially all of the assets of Tom’s Foods Inc. pursuant to a Bankruptcy Court order issued on September 23, 2005. The purchase was consummated on October 21, 2005. The purchase price was approximately $37.9 million plus the assumption of certain

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
current liabilities, subject to post-closing adjustments. The Company is currently evaluating the impact that the acquisition will have on its results of operations.
Debt
Through the Company’s unsecured revolving credit agreement, as of September 24, 2005 the Company had the ability to borrow up to $60 million and Canadian (“Cdn”) $25 million through February 2007. At September 24, 2005, there was $16.0 million outstanding on the revolving credit facilities, and at December 25, 2004, there were no amounts outstanding on these revolving credit facilities.
At September 24, 2005 and December 25, 2004, the Company had the following debt outstanding:

	September 24,	December 25,
(in thousands)	2005	2004

Revolving credit facility $60 million and Cdn $25 million	$16,000	$—
Cdn $50 million unsecured term loan due August 2005	—	40,650

Total debt	16,000	40,650
Less current portion of long-term debt	—	40,650

Total long-term debt	$16,000	$—

In August of 2005, the Company repaid the Cdn $50 million unsecured term loan, with cash on hand and additional amounts borrowed under the revolving credit facilities.
As of September 24, 2005, cash and cash equivalents totaled $4.0 million. Additional borrowings available under all credit facilities totaled $65.4 million. On October 20, 2005 the Company borrowed $36 million from its existing revolving credit facilities to fund the purchase of substantially all the assets of Tom’s Foods Inc. Additionally, on October 21, 2005, the Company entered into a new unsecured $50 million short-term revolving credit agreement with a commercial bank. On October 24, 2005, the Company repaid the amounts borrowed under the existing credit facility to fund the acquisition, with proceeds received from the short-term credit agreement. The Company has complied with all financial covenants contained in the financing agreements.
The Company also maintains standby letters of credit in connection with its self-insurance reserves for casualty claims. The total amount of these letters of credit was $22.6 million as of September 24, 2005.
Commitments and Contingencies
The Company leases certain facilities and equipment classified as operating leases. The future minimum lease commitments for operating leases as of September 24, 2005 were $3.6 million.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company has entered into agreements with suppliers for the purchase of certain commodities and packaging materials used in the production process. These agreements arise in the normal course of business and consist of agreements to purchase specific quantities over a certain period of time. As of September 24, 2005, the Company had outstanding purchase commitments totaling approximately $45.7 million. These commitments range in length from a few weeks to 18 months.
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
At times, the Company may enter into commodity futures and option contracts to manage fluctuations in prices of anticipated purchases of certain commodities. The Company’s policy is to use such commodity derivative financial instruments only to the extent necessary to manage these exposures. The Company does not use these financial instruments for trading purposes. As of September 24, 2005, the Company had no outstanding commodity futures or option contracts.
Through the thirteen weeks ended September 24, 2005, net raw material and packaging costs declined slightly compared to the thirteen weeks ended September 25, 2004; however, this decline was more than offset by increased fuel and energy costs of approximately $1.5 million.
The Company’s debt obligations and additional borrowings available under its credit facilities incur interest at floating rates, based on changes in U.S. Offshore rate, U.S. base rate, Canadian Bankers’ Acceptance discount rate, and Canadian prime rate interest. To manage exposure to changing interest rates, the Company selectively enters into interest rate swap agreements to maintain a desirable proportion of fixed to variable rate debt. As of September 24, 2005, the company had no outstanding interest rate swap agreements.
The Company’s total debt was $16.0 million and $40.7 million at September 24, 2005 and December 25, 2004, respectively. As of September 24, 2005, the weighted average interest rate was 4.4%. A 10% increase in the underlying interest rate would have had an immaterial impact on interest expense for the thirteen weeks ended September 24, 2005 and September 25, 2004.
The Company is exposed to certain credit risks related to its accounts receivable. The Company performs ongoing credit evaluations of its customers to minimize the potential exposure. As of September 24, 2005 and December 25, 2004, the Company had allowances for doubtful accounts of $1.5 million.
Through the operations of its Canadian subsidiary, the Company has an exposure to foreign exchange rate fluctuations, primarily between U.S. dollars and Canadian dollars. A majority

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
of the revenue of the Company’s Canadian operations is denominated in U.S. dollars and a substantial portion of the operations’ costs, such as certain raw materials and direct labor, are denominated in Canadian dollars. The Company entered into a series of forward contracts to mitigate a portion of this foreign exchange rate exposure. These contracts had maturities through September 23, 2005.
Due to foreign currency fluctuations during the thirty-nine weeks ended September 24, 2005 and September 25, 2004, the Company recorded gains of $2.2 million and $0.4 million, respectively, in other comprehensive income as a result of the translation of the subsidiary’s financial statements into U.S. dollars.
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
Acquisition Integration
The Company’s future operating results are dependent on the Company’s ability to integrate the operations of recently acquired businesses, as well as businesses that the Company may acquire in the future, with existing operations. The failure to effectively integrate the recently acquired businesses could adversely impact the Company’s revenues and cost of operations.
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
Item 4. Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for the purpose of providing reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

LANCE, INC. AND SUBSIDIARIES
Item 4. Controls and Procedures
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 24, 2005 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is one of nine companies sued in August 2005 in the Superior Court for the State of California for the County of Los Angeles by the Environmental Law Foundation, and in a separate suit by the Attorney General of the State of California, for alleged violations of California Proposition 65. The plaintiffs seek injunctive relief and penalties but have made no specific demands. The Company intends to vigorously defend the suits.
In addition, the Company is subject to routine litigation and claims incidental to its business, which, in the opinion of management, should not have a material adverse effect upon the Company’s consolidated financial statements taken as a whole.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s Second Amended and Restated Credit Agreement dated February 8, 2002, restricts payment of cash dividends and repurchases of common stock by the Company if, after payment of any such dividends or any such repurchases of common stock, the Company’s consolidated stockholders’ equity would be less than $125,000,000. At September 24, 2005, the Company’s consolidated stockholders’ equity was $204,885,000.
Issuer Purchases of Equity Securities
The following table sets forth information about the shares of Common Stock the Company repurchased during the quarter ended September 24, 2005:

Total Number of
			Shares Purchased	Maximum Number of
	Total Number	Average	as Part of Publicly	Shares that may yet to
	of Shares	Price Paid	Announced Plans or	be Purchased Under
	Purchased (1)	Per Share	Programs (2)	the Plans or Programs

June 26 – July 23	—	—	—	—
July 24 – August 20	—	—	—	—
August 21 – September 24	230,736	$16.85	230,736	769,264

(1)	All of the Company’s shares repurchased were part of a publicly announced share repurchase program. All share repurchases were made in open-market transactions.

(2)	The Company’s Board of Directors approved a share repurchase program on January 27, 2005 that permits the repurchase of up to 1,000,000 shares. The program expires on January 31, 2006. The Company announced its plan to begin repurchasing its shares under the program on August 18, 2005.

LANCE, INC. AND SUBSIDIARIES
Item 6. Exhibits
     (a) Exhibits
3.1	Restated Articles of Incorporation of Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998.

3.2	Articles of Amendment of Lance, Inc. dated July 14, 1998 designating rights, preferences and privileges of the Registrant’s Series A Junior Participating Preferred Stock, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

3.3	Bylaws of Lance, Inc., as amended through April 25, 2002, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 29, 2002.

10.1*	Lance, Inc. 2005 Long-Term Incentive Plan for Officers, as amended, filed herewith.

10.2*	Lance, Inc. 2003 Key Employee Stock Plan, as amended, filed herewith.

31.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Contract
Items 3, 4 and 5 are not applicable and have been omitted.

LANCE, INC. AND SUBSIDIARIES
Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCE, INC.
By:	/s/ David V. Singer
David V. Singer
President, Chief Executive Officer and Interim Chief Financial Officer

Dated: October 31, 2005

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
EXHIBITS
Item 6(a)
FORM 10-Q
QUARTERLY REPORT

For the quarterly period ended September 24, 2005	Commission File Number 0-398
LANCE, INC.
EXHIBIT INDEX

Exhibit
No.	Exhibit Description
3.1	Restated Articles of Incorporation of Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998.

3.2	Articles of Amendment of Lance, Inc. dated July 14, 1998 designating rights, preferences and privileges of the Registrant’s Series A Junior Participating Preferred Stock, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

3.3	Bylaws of Lance, Inc., as amended through April 25, 2002, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 29, 2002.

10.1*	Lance, Inc. 2005 Long-Term Incentive Plan for Officers, as amended, filed herewith.

10.2*	Lance, Inc. 2003 Key Employee Stock Plan, as amended, filed herewith.

31.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Contract