Form 10-K
period 2005-12-31
LANCE INC
filed 2006-03-09
CIK 57528

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                             For the fiscal year ended December 31, 2005
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

(Mailing address of principal executive offices)
Registrant’s telephone number, including area code: (704) 554-1421
Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act:	$0.83-1/3 Par Value Common Stock
Rights to Purchase $1 Par Value Series A Junior
Participating Preferred Stock
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of shares of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of voting stock, held by non-affiliates as of June 25, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $524,000,000.
The number of shares outstanding of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of March 6, 2006, was 30,125,761 shares.
Documents Incorporated by Reference
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2006 are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business
General
Lance, Inc. was incorporated as a North Carolina corporation in 1926. Lance, Inc. and its subsidiaries are collectively referred to herein as the Company. The Company operates in one segment, snack food products. The Company’s principal operations are located in Charlotte, North Carolina. In 1979, the Company acquired its Midwest bakery operations which are located in Burlington, Iowa. In 1999, the Company acquired its sugar wafer operations which are located in Waterloo and Guelph, Ontario, Canada and its Cape Cod potato chip operations which are located in Hyannis, Massachusetts. In April 2005, the Company acquired an additional sugar wafer plant in Cambridge, Ontario, Canada. In October 2005, the Company acquired substantially all of the assets of Tom’s Foods Inc. (Tom’s), including bakery operations in Columbus, Georgia and potato chip plants in Perry, Florida, Fresno, California, Corsicana, Texas, and Knoxville, Tennessee, all of which were formerly owned and operated by Tom’s Foods Inc. The Company closed the Fresno, California plant shortly after the acquisition.
Products
The Company manufactures, markets and distributes a variety of snack food products. The Company’s manufactured products include sandwich crackers and cookies, restaurant style crackers, kettle cooked potato chips, potato chips, tortilla chips, cookies, sugar wafers, nuts, candy and other salty snacks. In addition, the Company purchases for resale certain cakes, candy, meat snacks, restaurant style crackers, salty snacks and cookies in order to broaden the Company’s product offerings. The Company also uses third-party manufacturers to produce certain products that are also manufactured by the Company based on production commitments and location of customers. Products are packaged in various individual-size, multi-pack and family-size configurations. Of the products sold by the Company, approximately 88% are manufactured by the Company with the balance purchased for resale.
The Company sells branded and non-branded products. The Company’s branded products are principally sold under the Lance, Cape Cod and Tom’s brands and during 2005 and 2004 represented approximately 62% of total revenue. Non-branded product sales represented approximately 38% of total 2005 and 2004 revenue. Non-branded products consist of private label products, products sold to other manufacturers and products sold under third-party brands. Private label products are sold to retailers or distributors using a controlled brand or the customers’ own labels. Third-party brands consist of products distributed for other branded companies.
Intellectual Property
Trademarks that are important to the Company’s business are protected by registration or otherwise in the United States and most other markets where the related products are sold. The Company owns various registered trademarks for use with its branded products including LANCE, CAPE COD POTATO CHIPS, TOM’S, TOASTCHEE, TOASTY, NEKOT, NIPCHEE, CHOC-O-LUNCH, VAN-O-LUNCH, GOLD-N-CHEES, CAPTAIN’S WAFERS, THUNDER, OUTPOST, GREAT AMERICAN, SEÑOR TOM’S and a variety of other marks and designs. The Company licenses trademarks and trade names, including DON PABLO’s, for limited use on certain products the sales of which beginning in 2005 are classified as branded products. Prior to 2005, sales of products with licensed trademarks and trade names were classified as non-branded.

The Company also owns registered trademarks including VISTA, JODAN, and CARRIAGE HILL that are used in connection with the Company’s private label products, which the Company classifies as non-branded products.
Distribution
Distribution through the Company’s direct-store delivery (DSD) route sales system accounted for approximately 49% of the Company’s 2005 revenues. At December 31, 2005, the route sales system consisted of approximately 1,800 sales routes in 25 states, which includes 300 additional routes as a result of the Tom’s acquisition. Each sales route is served by one sales representative. The Company uses its own fleet of tractors and trailers to make weekly deliveries of its products to the sales territories. The Company provides its sales representatives with stockroom space for their inventory requirements through individual territory stockrooms as well as distribution centers. The sales representatives load step-vans from these stockrooms for delivery to customers. As of December 31, 2005, the Company owned approximately 85% of the step-vans with the balance owned by employees.
Since 2002, the Company was engaged in a realignment of its route sales system. Since December 28, 2002, the number of sales routes has been reduced by approximately 300 and the number of vending machines on location has been reduced from 39,000 to approximately 15,000, not including the additions as a result of the Tom’s acquisition. During 2005, the Company substantially completed the planned route sales realignment. The Company continually assesses its route sales system and engages in ongoing route realignment as business conditions warrant including the integration of routes previously dedicated to the Tom’s operations.
Approximately 51% of the revenues generated by the Company in 2005 were direct sales. These sales are generally distributed by direct shipments or customer pick-ups. Direct sales are shipped through third-party carriers and the Company’s own transportation fleet.
The Company’s direct sales are made through Company sales personnel, independent distributors and brokers. Direct sales are shipped to customer locations throughout most of the United States and other parts of North America.
Customers
The customer base for the Company’s branded and third-party branded products includes grocery stores, convenience stores, mass merchandisers, food service brokers and institutions, drug stores, warehouse club stores, vending operators, schools, military and government facilities, distributors and “up and down the street” outlets such as recreational facilities, offices and other independent retailers. Private label customers include grocery stores, mass merchandisers, discount stores and distributors. The Company also manufactures products for other food manufacturers.
Revenue from the Company’s largest customer, Wal-Mart Stores, Inc., was approximately 21% of the Company’s revenue in 2005, 18% in 2004 and 16% in 2003. While the Company enjoys a continuing business relationship with Wal-Mart Stores, Inc., the loss of this business, or a substantial portion of this business could have a material adverse effect on the Company.
Raw Materials
The principal raw materials used in the manufacture of the Company’s products are vegetable oil, flour, peanuts, sugar, potatoes, peanut butter, other nuts, cheese and seasonings. The principal supplies used are flexible film, cartons, trays, boxes and bags. These raw materials and supplies are generally available in adequate quantities in the open market and are generally contracted up to a year in advance.
Competition and Industry
The Company’s products are sold in highly competitive markets. Generally, the Company competes with manufacturers, many of which have greater total revenues and greater resources than the Company. The principal methods of competition are price, service, product quality and product offerings. The methods of competition and the Company’s competitive position vary according to the locality, the particular products and the activities of its competitors.
Regulatory and industry factors, including issues such as obesity, nutrition concerns, diet trends and the use of trans-fatty acids in food products, could impact the food industry. At this time, the effect of these factors on the Company, if any, is not determinable.
Employees
On March 6, 2006, the Company and its subsidiaries had approximately 5,500 active employees in the United States and Canada, none of whom were covered by a collective bargaining agreement, as compared to approximately 4,250 on December 25, 2004. The increase in employees primarily relates to the acquisitions that occurred during 2005.
Other Matters
The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, are available on the Company’s website free of charge. The website address is www.lance.com. All required reports are made available on the website as soon as reasonably practicable after they are filed with the Securities and Exchange Commission.
Item 1A. Risk Factors
In addition to the other information in this Form 10-K, the following risk factors should be considered carefully in evaluating the Company’s business. The business, financial condition or results of operations of the Company could be materially adversely affected by any of these risks. Additional risks and uncertainties, including risks not presently known to the Company, or that it currently deems immaterial, may also impair the Company’s business and or operations.
Price competition and industry consolidation could adversely impact the Company’s performance
The sales of most of the Company’s products are subject to intense competition primarily through discounting and other price cutting techniques by competitors, many of whom are significantly larger and have greater resources than the Company. In addition, there is a continuing consolidation by the major companies in the food industry, which could increase competition. The intense competition increases the possibility that the Company could lose one or more major customers, lose market share, increase expenditures or reduce pricing, which could have an adverse impact on the Company’s business or financial results.

Increases in prices of primary ingredients and other commodities could cause the Company’s costs to increase
The Company’s cost of sales can be adversely impacted by changes in the cost of raw materials, principally vegetable oil, flour, sugar, potatoes, peanuts, peanut butter, other nuts, cheese and seasonings. While the Company obtains substantial commitments for the future delivery of certain of its raw materials and may engage in limited hedging to reduce the price risk of these raw materials, continuing long-term increases in the costs of raw materials could adversely impact the Company’s cost of sales. The Company can also be adversely impacted by changes in the cost of natural gas and other fuel costs and may engage in limited hedging to reduce the price risk associated with these costs. Continuing long-term increases in the cost of natural gas and fuel costs could adversely impact the Company’s cost of sales and selling, marketing and delivery expenses.
Food industry factors could adversely affect the Company’s revenues and costs
Food industry factors including obesity and nutritional concerns, diet trends and the use of trans-fatty acids in food products could adversely affect the Company’s revenues and cost of sales.
The inability to maintain effective sales and marketing strategies could adversely impact the Company’s performance
The Company’s plans for long-term profitable sales growth depend on the ability of the Company to improve the effectiveness of its distribution systems, to develop and execute effective marketing strategies, to develop and introduce successful new products and to obtain increased distribution through significant trade channels such as mass merchandisers, convenience and grocery stores. Also, distribution of the Company’s products through vending machines remains an outlet for its products and a further decline in revenue from this source could have an adverse effect on the Company’s results.
The Company is exposed to interest rate volatility, foreign exchange rate volatility and credit risks
The Company is exposed to interest rate volatility with regard to variable rate debt facilities. The Company is exposed to foreign exchange rate volatility primarily through the operations of its Canadian subsidiary. In addition, the Company is exposed to certain credit risks related to the collection of its accounts receivable.
Acquisitions and divestitures may result in financial results that are different than expected
In the normal course of business, the Company engages in discussions relating to possible acquisitions and divestitures. As a result of potentially entering into such transactions, the Company’s financial results may differ from expectations in a given quarter, or over a long-term period. In addition, the Company’s future operating results are dependent on the Company’s ability to integrate the operations of recently acquired assets, as well as businesses that the Company may acquire in the future, with existing operations. The inability to effectively integrate the recently acquired assets could adversely impact the Company’s revenues and cost of operations.
There are other factors not described above that could also cause actual results to differ materially from those in any forward-looking statement made by or on behalf of the Company.

Item 1B. Unresolved Staff Comments
None
Item 2. Properties
The Company’s principal plant and general offices are located in Charlotte, North Carolina. The Company also owns manufacturing plants in Burlington, Iowa; Waterloo, Ontario; Guelph, Ontario; Cambridge, Ontario; Hyannis, Massachusetts; Columbus, Georgia; Perry, Florida; Fresno, California; Corsicana, Texas and Knoxville, Tennessee. All of the plants as well as the land that the plants are located on are owned by the Company. The Company closed the Fresno, California plant during the fourth quarter of 2005, and it is being held for sale.
The Company leases office space for administrative support and sales offices in 12 states. The Company also leases twenty-two distribution/warehouse facilities for periods ranging from one month to five years. In addition, the Company leases most of its stockroom space for its route sales representatives in various locations mainly on month-to-month tenancies.
The plants and properties owned and operated by the Company are maintained in good condition and are believed to be suitable and adequate for present needs. The Company has added additional production capacity for its products through the acquisition of the former Tom’s Foods Inc. facilities and the acquisition of the additional sugar wafer manufacturing plant during 2005. The Company believes that with the planned capital expenditures, it has sufficient production capacity to meet anticipated demand in 2006.
Item 3. Legal Proceedings
The Company’s decision to distribute certain of its products through its route sales system resulted in the termination of certain independent distributors, some of which have asserted claims against the Company. In 2003, one of the distributors filed a civil action for an unspecified amount of damages which was resolved in mediation in January 2005.
The Company was one of nine companies sued in August 2005 in the Superior Court for the State of California for the County of Los Angeles by the Environmental Law Foundation, and in a separate suit by the Attorney General of the State of California, for alleged violations of California Proposition 65. The plaintiffs seek injunctive relief and penalties but have made no specific demands. The Company intends to vigorously defend the suits.
In addition, the Company is subject to routine litigation and claims incidental to its business. In the opinion of management, such routine litigation and claims should not have a material adverse effect upon the Company’s consolidated financial statements taken as a whole.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.

Separate Item. Executive Officers of the Registrant
Information as to each executive officer of the Company is as follows:

Name	Age	Information About Officer
H. Dean Fields	64	Vice President of Lance, Inc. since 2002; President of Vista Bakery, Inc. (subsidiary of Lance, Inc.) since 1996

L. Rudy Gragnani	52	Vice President — Information Systems of Lance, Inc. since 1997

Earl D. Leake	54	Vice President — Human Resources of Lance, Inc. since 1995

Frank I. Lewis	53	Vice President — Sales of Lance, Inc. since 2000

David R. Perzinski	46	Treasurer of Lance, Inc. since 1999

Rick D. Puckett	52	Executive Vice President, Chief Financial Officer and Secretary of Lance, Inc. since January 30, 2006; Executive Vice President, Chief Financial Officer and Treasurer of United Natural Foods, Inc., a wholesale distributor of natural and organic products from 2005 to January 27, 2006, Vice President, Chief Financial Officer and Treasurer of United Natural Foods, Inc. from 2003 to 2005; and various executive positions at Suntory Water Group, Inc, a bottled water distribution company,. including Chief Financial Officer, Chief Information Officer, Vice President, Corporate Controller and Vice President Business Development and Planning from 1998 to 2002

David V. Singer	50	President and Chief Executive Officer of Lance, Inc. since May 2005; Executive Vice President and Chief Financial Officer of Coca-Cola Bottling Co. Consolidated, a beverage manufacturer and distributor, from 2001 to May 2005; Vice President and Chief Financial Officer of Coca-Cola Bottling Co. Consolidated from 1987 to 2001

Name	Age	Information About Officer
Blake W. Thompson	50	Vice President — Supply Chain of Lance, Inc. since 2005; Senior Vice President, Supply Chain of Tasty Baking, a snack food manufacturer and distributor, from 2004 to 2005; Region Vice President of Operations, Northeast Region of Frito Lay (a division of PepsiCo, Inc.) a snack food manufacturer and distributor, from 2001 to 2004; and Director of Operations, Carolinas Region of Frito Lay (a division of PepsiCo, Inc) from 1996 to 2001

Margaret E. Wicklund	45	Corporate Controller, Principal Accounting Officer and Assistant Secretary of Lance, Inc. since 1999
All the executive officers were appointed to their current positions at the Annual Meeting of the Board of Directors on April 21, 2005 with the exception of Mr. Singer who was appointed on May 11, 2005, Mr. Thompson who was appointed on December 19, 2005 and Mr. Puckett who was appointed on January 30, 2006. All of the Company’s executive officers’ terms of office extend until the next Annual Meeting of the Board of Directors and until their successors are duly elected and qualified.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company had 3,434 stockholders of record as of March 6, 2006.
The $0.83-1/3 par value Common Stock of Lance, Inc. is traded in the over-the-counter market under the symbol LNCE and transactions in the Common Stock are reported on The Nasdaq Stock Market. The following table sets forth the high and low sales prices and dividends paid during the interim periods in fiscal years 2005 and 2004.

	High	Low	Dividend
2005 Interim Period	Price	Price	Paid
First quarter (13 weeks ended March 26, 2005)	$19.53	$14.02	$0.16
Second quarter (13 weeks ended June 25, 2005)	19.00	15.33	0.16
Third quarter (13 weeks ended September 24, 2005)	18.94	15.45	0.16
Fourth quarter (14 weeks ended December 31, 2005)	19.12	16.62	0.16

	High	Low	Dividend
2004 Interim Period	Price	Price	Paid
First quarter (13 weeks ended March 27, 2004)	$17.65	$14.00	$0.16
Second quarter (13 weeks ended June 26, 2004)	17.65	13.67	0.16
Third quarter (13 weeks ended September 25, 2004)	16.45	13.65	0.16
Fourth quarter (13 weeks ended December 25, 2004)	19.24	15.41	0.16

On January 27, 2006, the Board of Directors of Lance, Inc. declared a quarterly cash dividend of $0.16 per share payable on February 17, 2006 to stockholders of record on February 10, 2006. The Board of Directors of Lance, Inc. will consider the amount of future cash dividends on a quarterly basis.
The Company’s Second Amended and Restated Credit Agreement dated February 8, 2002 and the Company’s Bridge Credit Agreement dated October 21, 2005 restrict payment of cash dividends and repurchases of its common stock by the Company if, after payment of any such dividends or any such repurchases of its common stock, the Company’s consolidated stockholders’ equity would be less than $125,000,000. At December 31, 2005, the Company’s consolidated stockholders’ equity was $201,709,000.
Issuer Purchases of Equity Securities
The following table sets forth information about the shares of common stock the Company repurchased during the quarter ended December 31, 2005:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that may yet to
	of Shares	Price Paid	Announced Plans or	be Purchased Under
	Purchased (1)	Per Share	Programs (2)	the Plans or Programs

September 25 — October 22	12,500	$16.98	12,500	756,764
October 23 — November 19	61,000	17.38	61,000	695,764
November 20 — December 31	—	—	—	695,764

(1)	All of the Company’s shares repurchased were part of a publicly announced share repurchase program which was announced on August 18, 2005. All share repurchases were made in open-market transactions and the shares were retired.

(2)	On January 27, 2005, the Company’s Board of Directors authorized the repurchase of up to 1.0 million shares of the Company’s common stock. Pursuant to such authorization, the Company publicly announced and initiated an active repurchase program on August 18, 2005, which expired on January 31, 2006. On February 9, 2006, the Board of Directors authorized the repurchase of up to 1.0 million shares of the Company’s common stock through February 2007. The Company currently has no active program for the repurchase of shares of its common stock.

Item 6. Selected Financial Data
The following table sets forth selected historical financial data of the Company for the five-year period ended December 31, 2005. The selected financial data for the years ended December 31, 2005, December 25, 2004 and December 27, 2003 have been derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere herein. The selected financial data for the years ended December 28, 2002 and December 29, 2001 have been derived from audited financial statements not included elsewhere herein. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements, including the notes thereto. Amounts are in thousands, except per share data.

	2005	2004	2003	2002	2001

Results of Operations:
Net sales and other operating revenue	$679,257	$600,455	$562,781	$542,810	$556,759
Earnings before interest and taxes	29,990	39,088	31,755	34,574	41,395
Earnings before income taxes	28,005	36,574	28,584	31,348	37,637
Income taxes	9,535	11,719	10,306	11,435	13,860
Net income	$18,470	$24,855	$18,278	$19,913	$23,777

Average Number of Common Shares Outstanding:
Basic	29,807	29,419	29,015	28,981	28,909
Diluted	30,099	29,732	29,207	29,231	29,068

Per Share of Common Stock:
Net income — basic	$0.62	$0.84	$0.63	$0.69	$0.82
Net income — diluted	0.61	0.84	0.63	0.68	0.82
Cash dividends declared	0.64	0.64	0.64	0.64	0.64

Financial Status at Year-end:
Total assets	$369,079	$341,740	$323,647	$305,865	$313,399
Long-term debt, net of current portion	$10,215	$0	$38,168	$36,089	$49,344

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides an assessment of the Company’s financial condition, results of operations, liquidity and capital resources and should be read in conjunction with the accompanying consolidated financial statements and notes thereto included elsewhere herein.
Executive Summary
For the fifty-three weeks ended December 31, 2005, the Company’s revenues of $679.3 million represented an increase of $78.8 million, or 13%, from the prior year. This increase was driven by organic growth, the Tom’s acquisition in October 2005 and the impact of one additional reporting week in the fiscal year 2005. Included in the 13% increase in revenues from the prior year is an approximate 5% increase in revenues due to the impact of the Tom’s acquisition and the additional reporting week. Accordingly, on a comparative basis to prior year total revenues for 2005 increased by approximately 8%, with revenues of branded products increasing approximately 7% and non-branded revenues increasing approximately 10%. The branded revenue growth was driven by solid improvements in the core product categories of sandwich crackers/cookies and salty snacks, and reflected a renewed focus on high-potential customers resulting from the sales route realignment efforts in previous years. The increase in non-branded revenue was driven primarily by growth with respect to existing and new private label customers, and was supported by private label manufacturing capacity added in late 2004 and early 2005.
Although 2005 revenues increased from the prior year, the Company faced significant cost pressures and operational changes that led to a $6.4 million decline in net income, or $0.23 per share. Some of the more significant pre-tax cost pressures included increased medical and casualty insurance expenses of $6.1 million, increases in fuel and fuel surcharges of $3.6 million, unfavorable foreign exchange impact of $2.2 million and higher natural gas prices of $2.4 million. In addition, the Company continued to invest in its brands with an incremental $3.7 million spent on brand building initiatives during the year. The Company also incurred a pre-tax charge of $2.5 million for severance costs related to the departure of its former Chief Executive Officer, Paul A. Stroup, III, who was replaced by David V. Singer as Chief Executive Officer in May of 2005.
On October 21, 2005 the Company purchased substantially all of the assets of Tom’s Foods Inc. for $39.0 million plus the assumption of certain current liabilities. Quickly following the purchase, the Company began to execute its plan to integrate the business, which includes rationalizing customers, products and operations. The Company expects the integration phase to take much of 2006 to complete and, in the near term, to be dilutive to earnings. In 2005, the Company incurred $3.4 million of additional operating expenses related to the Tom’s integration. These additional expenses included retention incentives for employees and higher than usual accounts receivable reserves.
The Company expects the Tom’s acquisition to play a significant role in supporting the Company’s initiatives to improve operating effectiveness and efficiency and strengthen its foundation for profitable growth. Some of the anticipated key benefits include:
•	Incremental branded and non-branded revenues;

•	Ability to leverage existing sales route infrastructure with incremental volume;

•	Improved Company-wide supply chain efficiency with geographically diverse distribution and manufacturing locations; and

•	Additional capacity to support future growth.
During 2006, the Company’s primary focus will be:
•	Driving branded and non-branded revenue growth

•	Integrating the Tom’s acquisition, which the Company expects will be largely complete by the end of 2006;

•	Implementing the Company’s supply chain strategy, which includes development of regional distribution centers and manufacturing capacity, increased efficiencies within its existing DSD system and improved efficiencies in procurement and logistics; and

•	Developing key business systems capabilities to support these initiatives and build an effective platform for future growth.
During 2005 the Company’s cash decreased by $37.9 million. In addition to the acquisitions, cash expenditures of $27.6 million for property, plant and equipment, dividend payments of $19.1 million and share repurchases of $5.2 million, the Company also repaid its Cdn $50 million term loan obligation using cash generated from operations, net revolving credit facility borrowings of $46.2 million and cash on hand. In 2006, the Company plans to increase expenditures for property, plant and equipment to the $45 to $55 million range.
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
Revenue Recognition
The Company’s policy on revenue recognition varies based on the types of product sold and the distribution method. The Company recognizes operating revenues upon shipment of products to customers when title and risk of loss passes to its customers. Provisions and allowances for sales returns, stale products, promotional allowances and discounts are also recorded as a reduction of revenues in the Company’s consolidated financial statements.

Revenue for products sold through the Company’s route sales system is recognized when the product is delivered to the retail customer. The Company’s sales representative creates the invoice at time of delivery using a handheld computer. The invoice is transmitted electronically each day and sales revenue is recognized. Customers purchasing products through the route sales system have the right to return product if it is not sold by the expiration date on the product label. The Company has recorded, based on historical information, an estimated allowance for product that may be returned. The Company estimates the number of days until product is sold through the customer’s location and the percent of sales returns using historical information. This information is reviewed on a quarterly basis for significant changes and updated no less than annually. This allowance is recorded as an offset to revenue. The allowance for sales returns was $0.8 and $0.5 million as of the end of 2005 and 2004, respectively.
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
The Company records certain offsets to revenue for promotional allowances. There are several different types of promotional allowances such as off-invoice allowances, rebates and shelf space allowances. An off-invoice allowance is a reduction of the sales price that is directly deducted from the invoice amount. The Company records the amount of the deduction as an offset to revenue when the transaction occurs. Rebates are offered to customers based on the quantity of product purchased over a period of time. Based on the nature of these allowances, the exact amount of the rebate is not known at the time the product is sold to the customer. An estimate of the expected rebate amount is recorded as an offset to revenue and an accrued liability at the time the sale is recorded. The accrued liability is monitored throughout the time period covered by the promotion. The accrual is based on historical information and the progress of the customer against the target amount. The allowance for rebates as of the end of 2005 and 2004 was $2.2 million and $1.0 million, respectively. Shelf space allowances are capitalized and amortized over the lesser of the life of the agreement or one year and are recorded as an offset to revenue. Capitalized shelf space allowances are evaluated for impairment on an ongoing basis. The Company’s shelf space allowance was $0.1 million at the end of 2005 and 2004.
The Company also records as an offset to revenue certain allowances for coupon redemptions, scan-back promotions and other promotional activities. The accrued liability is monitored throughout the time period covered by the coupon or promotion. The allowance for coupons and scan-backs and other promotional activities was $1.4 million and $0.7 million as of the end of 2005 and 2004, respectively.

Insurance Reserves
The Company maintains reserves for the self-funded portion of employee medical insurance and for post-retiree medical benefits. In addition, the Company maintains insurance reserves for workers’ compensation, auto, product and general liability insurance. The Company utilizes estimates and assumptions in determining the appropriate liability.
The Company provides medical insurance benefits to its employees. In 2005, approximately 85% of its employees in the United States were covered under a self-insurance plan. Accordingly, the Company is required to reserve for unpaid and incurred but not reported claims. The Company estimates the amount of outstanding claims by reviewing historical claims and calculating a weekly lag projection based on information provided by the plan administrator. The Company updates these estimates on a quarterly basis. As of December 31, 2005 and December 25, 2004, the Company’s reserve for incurred but not reported medical claims was $4.2 million and $2.5 million, respectively. The $1.6 million increase is primarily related to the additional medical insurance reserves for the employees acquired as a result of the acquisition that occurred in October of 2005.
As of December 31, 2005, employees who were age 55 or older or disabled at June 30, 2001 and have 10 years service at age 60 qualify for retiree medical plan benefits. The Company uses a third-party actuary to assist in the estimation of the postretirement medical plan obligation on an annual basis. This determination requires assumptions regarding participation percentage, health care cost trends, employee contributions, turnover, mortality and discount rates. This plan was amended on July 1, 2001 effectively terminating the plan for employees no later than 2011. This amendment generated a benefit that is being amortized over the average active participation period. As of December 31, 2005 and December 25, 2004, the Company had an unrecognized net actuarial gain and prior service cost credit of $1.5 million and $1.8 million, respectively, and a post-retirement health care liability of $2.7 million and $3.9 million, respectively. The plan benefits, assumptions and sensitivity analysis are described in further detail in the Post-Retirement Benefits Other Than Pensions footnote in the consolidated financial statements.
An annual one percentage point decrease or increase in the health care cost trend rates has an immaterial impact to the accumulated postretirement benefit obligation and the aggregate of the service and interest components of postretirement expense.
For casualty insurance obligations, the Company maintains self-insurance reserves for workers’ compensation and auto liability for individual losses up to $0.5 million. In addition, general and product liability claims are self-funded for individual losses up to $0.1 million. The Company uses a third-party actuary to assist in the estimation of the casualty insurance obligation on an annual basis. In determining the ultimate loss and reserve requirements, the third-party actuary uses various actuarial assumptions including compensation trends, health care cost trends and discount rates. The third-party actuary also uses historical information for claims frequency and severity in order to establish loss development factors.
Included in the actuarial calculation is a margin of error to account for changes in inflation, health care costs, compensation and litigation cost trends as well as estimated future incurred claims. This calculation supporting the Company’s best estimate utilized a 75% confidence level for estimating the ultimate outstanding casualty liability. Under this approach, approximately 75% of each claim should be equal to or less than the ultimate liability recorded based on the historical trends experienced by the Company. If the Company had used a 50% factor, the liability would have been reduced by approximately $2.1 million.

In addition, during 2005 and 2004, the Company used a 4.5% investment rate to discount the estimated claims based on the historical payout pattern. A one percentage point change in the discount rate would have impacted the liability by approximately $0.4 million.
Based on the sensitivity analysis discussed above, actual ultimate losses could vary from those estimated by the third-party actuary. The Company believes the reserves established are reasonable estimates of the ultimate liability based on historical trends. As of December 31, 2005 and December 25, 2004, the Company’s casualty reserve was $15.7 million and $12.9 million, respectively. The increase in the liability is the result of an increase in the estimated cost per claim and payout trends.
Accounts Receivable
The Company records accounts receivable at the time revenue is recognized. Amounts for bad debt expense are recorded in selling, marketing and delivery expenses on the consolidated statements of income. The determination of the allowance for doubtful accounts is based on management’s estimate of uncollectible accounts receivables. The Company records a general reserve based on analysis of historical data. In addition, management records specific reserves for receivable balances that are considered at higher risk due to known facts regarding the customer. The Company has a formal policy for determining the allowance for doubtful accounts. The assumptions for this determination are reviewed quarterly to ensure that business conditions or other circumstances do not warrant a change in the assumptions. Failure of a major customer to pay amounts owed to the Company could have a material impact on the consolidated financial statements of the Company. The Company’s total bad debt expense for the fiscal years 2005, 2004 and 2003 amounted to $2.5 million, $1.1 million and $1.5 million, respectively. At December 31, 2005 and December 25, 2004, the Company had accounts receivable of $59.1 million and $46.4 million, net of an allowance for doubtful accounts of $5.3 million and $1.5 million, respectively. The increase of $3.8 million primarily is the result of additional reserve requirements for the acquired receivables as a result of the October 2005 Tom’s acquisition.
The following table summarizes the Company’s customer accounts receivable profile as of December 31, 2005:

Accounts Receivable Balance	# of Customers
Less than $1,000	14,353
$1,001 - $10,000	1,735
$10,001 - $100,000	438
$100,001 - $500,000	59
$500,001 - $1,000,000	10
$1,000,001 - $2,500,000	5
Greater than $2,500,000	2
Goodwill and Other Identified Intangibles with Indefinite Lives
The Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 142 beginning on December 30, 2001. SFAS No. 142 requires that existing goodwill be tested annually for impairment. In accordance with SFAS No. 142, the Company determines the estimated fair value of the net assets for each reporting unit that includes goodwill or other intangibles with indefinite lives on its balance sheet. This is a two step process. As required by SFAS 142, the first step compares the fair value of each reporting unit’s net assets to the carrying value of each reporting unit’s net assets. Based on valuations performed by the Company, the fair value of each reporting unit exceeds its carrying value. Accordingly, no additional test of impairment was required. For purposes of evaluation as defined in SFAS No. 142, the Company has two reporting units with goodwill or other identified intangibles with indefinite lives. The amount of goodwill as of December 31, 2005 and December 25, 2004 was $49.2 million and $47.2 million, respectively. The change in the value of goodwill of $2.0 million reflects the adjustment for foreign exchange rate fluctuations. The net carrying value of other identifiable intangibles with indefinite lives as of December 31, 2005 and December 25, 2004 was $10.7 million and $7.7 million, respectively.
The valuation process requires the Company to project future financial performance, including revenue and profit growth, fixed asset and working capital investments, income tax rates and cost of capital. The projections rely upon historical performance, anticipated market conditions and forward-looking business plans.
The valuations as of December 31, 2005 assume combined average annual revenue growth for the two reporting units of approximately 2.5% during the valuation period. Significant investments in fixed assets and working capital to support this growth are factored into the analysis. If the forecasted revenue growth is not achieved, the required investments in fixed assets and working capital could be reduced. This would tend to offset the negative valuation implications of lower revenue growth. Even with the excess fair value over carrying value, changes in assumptions or changes in conditions could result in a goodwill impairment charge.
Depreciation and Impairment of Property, Plant and Equipment
Property, plant and equipment is stated at historical cost, and depreciation is computed using the straight-line method over the lives of the assets. The lives used in computing depreciation are based on estimates of the period over which the assets will be of economic benefit to the Company. Such lives may be the same as the physical lives of the assets, but they can be shorter or longer. Estimated lives are based on historical experience, maintenance practices, technological changes and future business plans. The Company’s policies require the periodic review of remaining depreciable lives based upon actual experience and expected future utilization.
Property, plant and equipment is tested for recoverability whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Recoverability of property, plant and equipment is evaluated by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If these comparisons indicate that an asset is not recoverable, the impairment loss recognized for assets to be held and used, the adjusted carrying amount of those assets is depreciated over its remaining useful life. Restoration of a previously recognized impairment loss is not allowed.
Assets that are to be disposed of by sale are recognized in the financial statements at the lower of carrying amount or fair value, less cost to sell, and are not depreciated after being classified as held for sale. In order for an asset to be classified as held for sale, the asset must be actively marketed, available for immediate sale and meet certain other specified criteria.
New Accounting Standards
In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This

Statement amends and clarifies the accounting and reporting for derivative instruments, including embedded derivatives, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group and in other FASB projects or deliberations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company’s accounting for derivative instruments is in compliance with SFAS No. 149 and SFAS No. 133. Therefore, the adoption of SFAS No. 149 did not have an impact on the Company’s consolidated financial statements.
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
In October, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The FASB has issued FSP 109-1 and 109-2 to provide accounting and disclosure guidance relating to the enactment of this Act. The Act allows for a tax deduction of up to 9% (when fully phased-in) of the lesser of “qualified production activities income” or taxable income, as defined in the Act, beginning in 2005. The tax benefits of this deduction are to be recognized in the year in which they are reported on the tax return. The Act also allows for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated to a U.S. taxpayer, provided certain criteria are met. The Company completed its evaluation of the effects of the Act during 2005 and the tax deductions related to the Act are recognized in the Company’s financial position, results of operations and cash flows for the year ended December 31, 2005. The impact in 2005 was an approximate $0.3 million reduction in income tax expense.
In November, 2004, the FASB issued SFAS No. 151, “Inventory Cost or Amendment of ARB No. 43, Chapter 4.” This Statement amends ARB No. 43, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be recognized in current-period charges. In addition, this Statement requires that allocation of fixed production overhead to the costs on conversion be based on the normal capacity of the production facilities. This provision is effective for inventory costs incurred during fiscal years after June 15, 2005. The Company adopted SFAS No. 151 during 2005. The adoption of SFAS No. 151 did not have an impact on the Company’s financial position, results of operations or cash flows.
In December 2004, the FASB revised its SFAS No. 123 (SFAS No. 123R), “Accounting for Stock Based Compensation.” Additional guidance to assist in the initial interpretation of SFAS 123R was subsequently issued by the Securities and Exchange Commission (SEC) in Staff Accounting Bulletin (SAB) No. 107. On April 14, 2005, the SEC issued Release No. 33-8568 that revises the required date of adoption under SFAS 123R. The new rule allows companies to adopt the provisions of SFAS 123R beginning in the first annual period beginning after June 15, 2005. SFAS 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. The Company will adopt SFAS 123R effective the beginning of 2006 using the modified prospective method. This method will require the Company to apply the provisions of SFAS 123R to new awards and to any awards that are unvested. Compensation cost for unvested awards will be recognized over the remaining service period. The SFAS disclosure in the Company’s footnotes in Note 1, Stock Compensation Plans is not necessarily indicative of the potential impact of recognizing compensation costs for share-based payments under 123R in future periods which will be impacted by the number of options granted, the value of the options awarded and other factors.
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

In March 2005, the FASB issued FIN No. 47 (FIN47) “Accounting for Conditional Asset Retirement Obligations, an Interpretation of SFAS No. 143.” This Interpretation clarifies that a conditional retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability should be recognized when incurred, generally upon acquisition, construction or development of the asset. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company adopted the provisions of FIN 47 during the fourth quarter of 2005. The adoption had no impact on the financial condition, results of operations or cash flows.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s results of operations or financial position.
Results of Operations

2005 Compared to 2004 (in millions)	2005		2004		Difference

Revenue	$679.3	100.0%	$600.5	100.0%	$78.8	13.1%
Cost of sales	376.2	55.4%	324.2	54.0%	52.0	16.0%

Gross margin	303.1	44.6%	276.3	46.0%	26.8	9.7%
Selling, marketing and delivery expenses	229.3	33.8%	202.7	33.8%	26.6	13.1%
General and administrative expenses	37.6	5.5%	30.8	5.1%	6.8	22.1%
Provisions for employees’ retirement plans	5.6	0.8%	4.4	0.7%	1.2	27.3%
Amortization of intangibles	0.1	0.0%	0.2	0.0%	(0.1)	(50.0%)
Other expense/(income), net	0.5	0.1%	(0.9)	(0.1%)	1.4	155.6%

Earnings before interest and taxes	30.0	4.4%	39.1	6.5%	(9.1)	(23.3%)
Interest expense, net	2.0	0.3%	2.5	0.4%	(0.5)	(20.0%)
Income taxes	9.5	1.4%	11.7	2.0%	(2.2)	(18.8%)

Net income	$18.5	2.7%	$24.9	4.1%	$(6.4)	(25.7%)

Revenue for the fifty-three weeks ended December 31, 2005 increased $78.8 million or 13.1% compared to the fifty-two weeks ended December 25, 2004. The increase was driven by a $49.0 million or 13.2% increase in branded revenue and a $29.8 million or 13.0% increase in non-branded revenue. The additional week generated revenue of $8.3 million or 1.4% compared to the prior year.
The branded revenue increase was favorably impacted by the acquisition on October 21, 2005 of substantially all of the assets of Tom’s Foods Inc. (Tom’s). In addition, branded revenue from sandwich crackers and cookies increased approximately 20% and branded revenue from salty snacks increased 10% compared to the prior year. Offsetting these increases, branded revenue decreased in total approximately 10% for cakes, nuts, restaurant style crackers and mints and gum. The branded growth was driven by double digit growth in the mass merchandise, club and grocery store channels. These increases were slightly offset by double digit declines in both food service and vending. Much of the food service and vending is being transitioned to distributors, and this channel is growing modestly.
The non-branded revenue increase of $29.8 million was driven by a $37.4 million increase in private label revenue offset by a $5.1 million reduction in sales of third-party brands and a $2.5 million reduction in revenue from sales to other manufacturers. The acquisitions that occurred in April and October of 2005 accounted for approximately one-half of the non-branded revenue increase.
The Company’s branded revenue represented 62% of total revenue in 2005 and 2004. Non-branded revenue represented 38% of revenue which, in 2005, consisted of 29% private label, 7% sales to other manufacturers and 2% sales of third-party brands. In 2004, non-branded revenue consisted of 27% private label, 8% sales to other manufactures and 3% sales of third-party brands.
Gross margin increased $26.8 million compared to the prior year as a result of increased volume impact of $25.2 million, pricing improvements of $9.5 million, favorable commodity pricing of $2.0 million and favorable mix of $3.0 million offset by unfavorable foreign exchange impact of $1.5 million, natural gas rate increase of $2.4 million, increases in medical and casualty costs of $2.3 million and other costs (including higher labor costs, repairs and maintenance, depreciation expense and machinery start-up costs) of $6.7 million.
Selling, marketing and delivery expenses increased $26.6 million or 13.1% due to higher volume related expenses for salaries and commissions and additional delivery expenses. In addition, other non-volume related cost increases included fuel and freight surcharges of $3.6 million, medical and casualty expenses of $3.5 million, additional brand building advertising and sampling of $3.7 million and costs relating to the acquisition including increased bad debt expense of $1.3 million and acquisition integration related costs of $1.1 million.
General and administrative expenses increased $6.8 million compared to the prior year. The increase was the result of $2.5 million of severance related costs for the prior Chief Executive Officer, increased expenses for equity incentive compensation $1.3 million, $0.8 million in higher employee benefit costs and increased professional fees of $0.5 million. In addition, during 2005 there were incremental administrative costs of $0.4 million and acquisition integration costs of $0.7 million, as a result of the recent Tom’s acquisition.
Provisions for employee retirement plans increased $1.2 million compared to the prior year principally due to enhancements to the 401(k) plan.
Other expense/(income) increased $1.4 million from the prior year due to a $0.4 million loss on fixed assets in 2005 compared to gains on fixed assets of $0.9 million in 2004.
Interest expense, net, decreased $0.5 million in 2005 due to lower average debt and borrowing rates as well as higher investment income offset slightly by the unfavorable impact of foreign exchange.
Income tax expense decreased $2.2 million as a result of lower earnings However, the effective tax rate increased to 34.0% from 32.0% in 2004. The lower rate in 2004 represented favorable utilization of net operating losses and favorable state income tax adjustments.

2004 Compared to 2003 (in millions)	2004		2003		Difference

Revenue	$600.5	100.0%	$562.8	100.0%	$37.7	6.7%
Cost of sales	324.2	54.0%	293.5	52.1%	30.7	10.5%

Gross margin	276.3	46.0%	269.3	47.9%	7.0	2.6%
Selling, marketing and delivery expenses	202.7	33.8%	197.5	35.1%	5.2	2.6%
General and administrative expenses	30.8	5.1%	28.0	5.0%	2.8	10.0%
Provisions for employees’ retirement plans	4.4	0.7%	4.2	0.8%	0.2	4.8%
Amortization of intangibles	0.2	0.0%	0.7	0.1%	(0.5)	(71.4%)
Loss on asset impairment	0.0	0.0%	6.4	1.1%	(6.4)	(100.0%)
Other expense/(income), net	(0.9)	(0.1%)	0.7	0.1%	(1.6)	(228.6%)

Earnings before interest and taxes	39.1	6.5%	31.8	5.7%	7.3	23.0%
Interest expense, net	2.5	0.4%	3.2	0.6%	(0.7)	(21.9%)
Income taxes	11.7	2.0%	10.3	1.8%	1.4	13.6%

Net income	$24.9	4.1%	$18.3	3.3%	$6.6	36.1%

Revenue in 2004 increased $37.7 million or 6.7%, as compared to 2003. The Company’s non-branded product revenue increased $28.0 million or 14%, as compared to 2003, and the Company’s branded product revenue increased $9.6 million or 3%, as compared to 2003. The non-branded product revenue increase resulted from increases in sales of private label products, sales to other manufacturers offset by reductions of sales of third-party brands of $26.0 million, $8.8 million and $6.8 million, respectively. Private label sales increased 19% driven by growth with existing customers, new customers and the exit of a large competitor. The $9.6 million increase in branded revenue was the result of increased revenue from sandwich crackers and cookies (up $8.3 million), salty snacks (up $10.4 million) and nuts (up $1.6 million) offset by reductions in revenue from cakes (down $4.2 million), meat products (down $2.9 million), candy (down $2.0 million) and restaurant style crackers (down $1.6 million). The route sales system realignment negatively impacted revenue during 2004, particularly in the vending channel which was down 17% compared to 2003.
The Company’s branded revenue represented 62% of total revenue in 2004 compared to 65% in 2003. During 2004, non-branded revenue represented 38% of total revenue which consisted of private label sales (27%), sales to other manufacturers (8%) and sales of third-party brands (3%). During 2003, non-branded revenue represented 36% of total revenue which consisted of private label sales (24%), sales to other manufacturers (7%) and sales of third-party brands (4%).
Gross margin increased $7.0 million compared to the prior year as a result of increased volume ($18.0 million) and favorable operating efficiencies ($1.4 million), offset by unfavorable mix ($8.6 million), unfavorable net commodity and packaging costs ($4.7 million) and unfavorable pricing and promotional allowances ($1.2 million). Additionally, prior year gross margin was unfavorably impacted $2.1 million by the mini-sandwich crackers discontinuation. Gross margin as a percent of revenue declined 1.9 points primarily because of a higher proportion of direct shipments and increased commodity costs.
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
Liquidity and Capital Resources
Liquidity
During 2005, the principal source of liquidity for the Company’s operating needs was provided from operating activities, credit facilities and cash on hand. Cash flow from operating activities, available credit from credit facilities and cash on hand are believed to be sufficient for the foreseeable future to meet obligations, fund capital expenditures and pay dividends to the Company’s stockholders. As of December 31, 2005, cash and cash equivalents totaled $3.5 million.
Contractual obligations as of December 31, 2005 were:

	Payments Due by Period
		Less than	1-3	3-5
(in thousands)	Total	1 year	years	years	Thereafter

Debt including estimated interest	$48,324	$37,349	$10,975	$—	$—
Operating lease obligations	3,315	1,612	1,380	323	—
Purchase commitments	68,400	68,400	—	—	—
Financial commitments	859	859	—	—	—
Benefit obligations	1,972	241	383	298	1,050

Total contractual obligations	$122,870	$108,461	$12,738	$621	$1,050

Cash Flow
Net cash provided by operating activities was $47.1 million in 2005, $60.6 million in 2004 and $57.5 million in 2003. Working capital (other than cash and cash equivalents and current portion of long-term debt) increased to $36.0 million at December 31, 2005 from $19.5 million at December 25, 2004 due to higher accounts receivable and inventory levels resulting from increased revenue and acquired businesses.
Net cash flow used in investing activities, principally for acquisition of businesses and capital expenditures, was $70.0 million in 2005, compared to $27.4 million in 2004. Cash expenditures for the acquisition of businesses, net of cash, was $43.8 million in 2005. Cash expenditures for fixed assets totaled $27.6 million in 2005, including manufacturing equipment, step-vans for field sales representatives, sales displays, company vehicles and vending machines. Cash expenditures for fixed assets totaled $29.0 million in 2004. During 2005, proceeds from the sale of real and personal property provided approximately $1.4 million compared to $1.6 million in 2004.
Cash used in financing activities for 2005 totaled $14.9 million compared to $17.1 million in 2004. During 2005 and 2004, the Company paid dividends of $0.64 per share each year totaling $19.1 million and $18.9 million, respectively. In 2005, the Company repurchased shares for $5.2 million under its stock repurchase program. No shares were repurchased during 2004. As a result of the exercise of stock options by employees, the Company received cash of $4.4 million in 2005 and $7.4 million in 2004. During the fifty-three weeks ended December 31, 2005, the Company repaid the Cdn $50 million term loan for $41.2 million, and received net proceeds from its credit facilities of $46.2 million.
Stock Repurchases
On January 27, 2005, the Board of Directors authorized the repurchase of up to 1.0 million shares of the Company’s common stock through January 2006. During 2005, the Company repurchased 304,236 shares of its common stock for $5.2 million. On February 9, 2006, the Board of Directors authorized the repurchase of up to 1.0 million shares of the Company’s common stock through February 2007. The Company currently has no active program for the repurchase of shares of its common stock.
Dividends
On January 27, 2006 the Board of Directors declared a $0.16 quarterly cash dividend payable on February 17, 2006 to stockholders of record on February 10, 2006.
Investing Activities
The Company’s capital expenditures are expected to continue at a level sufficient to support its strategic and operating needs.
On April 8, 2005, the Company purchased a sugar wafer manufacturing facility in Ontario, Canada.. The facility was purchased for $4.8 million. On October 21, 2005, the Company purchased substantially all the assets of Tom’s Foods Inc. pursuant to a Bankruptcy Court order issued on September 23, 2005 for $39.0 million, net of cash acquired.
Capital expenditures for 2006 are projected to range between $45 and $55 million, funded primarily by net cash flow from operating activities and available credit from credit facilities. There were no material long-term commitments for capital expenditures as of December 31, 2005.
Debt
In February 2002, the Company’s unsecured revolving credit agreement, first entered into in 1999, was amended giving the Company the ability to borrow up to $60 million and Canadian

(“Cdn”) $25 million through February 2007. In October 2005, the Company entered into an additional unsecured $50 million short-term revolving credit agreement with a commercial bank. At December 31, 2005, there was $46.2 million outstanding on these revolving credit facilities.
In August 2005, the Company repaid the Cdn $50 million unsecured term loan, with cash on hand and additional amounts borrowed under the revolving credit facilities.
At December 31, 2005 and December 25, 2004, the Company had the following debt outstanding:

( in thousands)	2005	2004

Cdn $50 million unsecured term loan	$—	$40,650
Unsecured revolving credit facility due February 2007	10,215	—

Unsecured short-term revolving credit facility $50 million due October 2006	36,000	—

Total debt	46,215	40,650
Less current portion of long-term debt	36,000	40,650

Total long-term debt	$10,215	$—

As of December 31, 2005, cash and cash equivalents totaled $3.5 million. Additional borrowings available under all credit facilities totaled $85.3 million. The Company has complied with all financial covenants contained in the financing agreements.
The carrying amount of total debt increased $5.6 million during 2005 primarily as a result of acquisition activity.
The Company also maintains standby letters of credit in connection with its self-insurance reserves for casualty claims. The total amount of these letters of credit was $20.7 million as of December 31, 2005.
Commitments and Contingencies
The Company leases certain facilities and equipment classified as operating leases. The future minimum lease commitments for operating leases as of December 31, 2005 were $3.3 million.
The Company has entered into agreements with suppliers for the purchase of certain commodities and packaging materials used in the production process. These agreements are entered into in the normal course of business and consist of agreements to purchase a certain quantity over a certain period of time. As of December 31, 2005, the Company had outstanding purchase commitments totaling approximately $68.4 million. These commitments range in length from a few weeks to 12 months.
In addition, the Company provides supplemental retirement benefits to certain retired and active key officers. The undiscounted obligation was $2.0 million as of December 31, 2005.

Off-Balance Sheet Arrangements
The Company entered into a long-term requirements agreement with a supplier in 1999. In connection with the requirements agreement, the Company guaranteed the supplier’s obligations under an equipment lease. The Company has decided to change suppliers which will require the Company to provide for the obligation under the requirements agreement. The Company recorded a charge of approximately $0.9 million during 2005, based on the net present value of the remaining obligation .
Forward-Looking Statements
The Company, from time to time, makes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about the Company’s estimates, expectations, beliefs, intentions or strategies for the future, and the assumptions underlying such statements. The Company uses the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify its forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or the Company’s present expectations. Factors that could cause these differences include, but are not limited to, the factors set forth under Item 1A — Risk Factors.
Caution should be taken not to place undue reliance on the Company’s forward-looking statements, which reflect the expectations of management of the Company only as of the time such statements are made. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
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
The Company is exposed to the impact of changing commodity prices for raw materials. At times, the Company may enter into commodity futures and option contracts to manage fluctuations in prices of anticipated purchases of certain raw materials. The Company’s policy is to use such commodity derivative financial instruments only to the extent necessary to manage these exposures. The Company does not use these financial instruments for trading purposes. As of December 31, 2005 and December 25, 2004, the Company had no outstanding commodity futures or option contracts.
The Company’s debt obligations incur interest at floating rates, based on changes in U.S. Dollar Offshore rates, Canadian Bankers’ Acceptance discount rates, Canadian prime rate and U.S. base rate interest. To manage exposure to changing interest rates, the Company selectively enters into interest rate swap agreements to maintain a desirable proportion of fixed to variable rate debt. In September 2001, the Company entered into an interest rate swap agreement in order to manage the risk associated with variable interest rates. The variable-to-fixed interest rate swap was accounted for as a cash flow hedge, with effectiveness assessed based on changes in the present value of interest payments on the underlying debt. The notional amount, interest payment and maturity dates of the swap matched the principal, interest payment and maturity dates of the related debt. The interest rate on the swap was 5.9%, including applicable margin of the interest rate swap. The underlying notional amount of the swap agreement was Cdn $50 million. The fair value of the liability, determined by a third party financial institution was $0.7 million as of December 25, 2004 and $1.4 million as of December 27, 2003. The liability was included in other current liabilities in 2004 and other long-term liabilities in 2003. The swap was settled when the debt was repaid in 2005, accordingly there was not a liability at the end of 2005.
At December 31, 2005, the Company’s total debt was $46.2 million with interest rates ranging from 4.00% to 7.25%, and a weighted average interest rate of 4.73%. At December 25, 2004, the Company’s total debt was $40.7 million with an interest rate of 5.9%. A 10% increase in U.S. LIBOR would have had an immaterial impact on interest expense for 2005.
The Company is exposed to certain credit risks related to its accounts receivable. The Company performs ongoing credit evaluations of its customers to minimize the potential exposure. As of December 31, 2005 and December 25, 2004, the Company had allowances for doubtful accounts of $5.3 million and $1.5 million, respectively.
Through the operations of its Canadian subsidiary, the Company has an exposure to foreign exchange rate fluctuations, primarily between U.S. and Canadian dollars. In 2005, foreign exchange rate fluctuations impacted the earnings of the Company. At December 31, 2005, the US dollar – Canadian dollar exchange rate had decreased approximately 6% from December 25, 2004. The following table shows the rate change:

	December	December	December
	31,2005	25, 2004	27, 2003

US dollar – Canadian dollar exchange rate	$0.861	$0.813	$0.763

A majority of the revenue of the Company’s Canadian operations is denominated in U.S. dollars and a substantial portion of the operation’s costs, such as certain raw materials and direct labor, are denominated in Canadian dollars. In 2005, the impact of foreign exchange rate changes unfavorably impacted earnings before interest and taxes by approximately $2.2 million as compared to 2004.
During 2004, the indebtedness used to finance the acquisition of the Company’s Canadian subsidiary was denominated in Canadian dollars and served as an economic hedge of the net asset investment in the subsidiary. The debt was repaid during 2005 thus eliminating the hedge of the net asset investment in the subsidiary. The Company recorded a gain in other comprehensive income of $2.7 million in 2005 and $0.8 million in 2004 as a result of the translation of the subsidiary’s financial statement into U.S. dollars.
Decreases in net commodity and packaging costs had a favorable impact in 2005 of $2.0 million compared to 2004 but these costs increased in 2004 by $4.7 million compared to 2003.
During 2005, the Company was negatively impacted by increases in natural gas prices of $2.4 million and increases in gasoline and diesel fuel costs of $3.6 million compared to 2004.

Item 8. Financial Statements and Supplementary Data
Consolidated Statements of Income
LANCE, INC. AND SUBSIDIARIES
For the Fiscal Years Ended December 31, 2005, December 25, 2004 and December 27, 2003
(In thousands, except share and per share data)

	2005	2004	2003

Net sales and other operating revenue	$679,257	$600,455	$562,781

Cost of sales and operating expenses/(income):
Cost of sales	376,226	324,134	293,466
Selling, marketing and delivery	229,311	202,668	197,536
General and administrative	37,635	30,863	28,068
Provisions for employees’ retirement plans	5,584	4,385	4,224
Amortization of intangible assets	26	167	658
Loss on asset impairment	—	—	6,354
Other expense/(income), net	485	(850)	720

Earnings before interest and income taxes	29,990	39,088	31,755

Interest expense, net	1,985	2,514	3,171

Earnings before income taxes	28,005	36,574	28,584

Income taxes	9,535	11,719	10,306

Net income	$18,470	$24,855	$18,278

Earnings per share
Basic	$0.62	$0.84	$0.63
Diluted	$0.61	$0.84	$0.63

Weighted average shares outstanding — basic	29,807,000	29,419,000	29,015,000
Weighted average shares outstanding — diluted	30,099,000	29,732,000	29,207,000

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
LANCE, INC. AND SUBSIDIARIES
December 31, 2005 and December 25, 2004
(In thousands, except share data)

Assets	2005	2004

Current assets
Cash and cash equivalents	$3,543	$41,466
Accounts receivable (less allowance for doubtful accounts of $5,337 and $1,473, respectively)	59,088	46,438
Inventories	36,409	23,804
Prepaid income taxes	—	454
Deferred income tax	10,160	6,243
Assets held for sale	3,020	—
Prepaid expenses and other	7,405	3,836

Total current assets	119,625	122,241

Property, plant and equipment, net	186,093	161,716
Goodwill, net	49,169	47,160
Other intangible assets, net	10,704	7,705
Other assets	3,488	2,918

Total assets	$369,079	$341,740

Liabilities and Stockholders’ Equity

Current liabilities
Current portion of long-term debt	$36,000	$40,650
Accounts payable	20,378	16,346
Accrued compensation	23,270	17,892
Accrued profit-sharing retirement plan	3,971	4,251
Accrual for insurance claims	7,500	5,654
Accrual for medical insurance claims	4,190	2,544
Income taxes payable	1,047	1,868
Accrued selling costs	4,628	2,312
Other payables and accrued liabilities	15,066	10,440

Total current liabilities	116,050	101,957

Other liabilities and deferred credits
Long-term debt	10,215	—
Deferred income taxes	26,739	26,227
Accrued postretirement health care costs	2,711	3,874
Accrual for insurance claims	8,227	7,259
Other long-term liabilities	3,428	3,708

Total other liabilities and deferred credits	51,320	41,068

Stockholders’ equity
Common stock, 29,808,705 and 29,747,596 shares outstanding at December 31, 2005 and December 25, 2004	24,964	24,788
Preferred stock, 0 shares outstanding at December 31, 2005 and December 25, 2004	—	—
Additional paid-in capital	13,747	11,500
Unamortized portion of restricted stock awards	(2,490)	(534)
Retained earnings	160,407	160,993
Accumulated other comprehensive income	5,081	1,968

Total stockholders’ equity	201,709	198,715

Total liabilities and stockholders’ equity	$369,079	$341,740

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income
LANCE, INC. AND SUBSIDIARIES
For the Fiscal Years Ended December 31, 2005, December 25, 200, and December 27,2003
(In thousands, except share data)

				Unamortized
				Portion of		Accumulated
			Additional	Restricted		Other
		Common	Paid-in	Stock	Retained	Comprehensive
	Shares	Stock	Capital	Awards	Earnings	Income(Loss)	Total
Balance, December 28, 2002	29,098,582	$24,248	$3,025	$(693)	$155,372	$(1,411)	$180,541

Comprehensive income:
Net income	—	—	—	—	18,278	—	18,278
Unrealized gain on interest rate swap, net of tax effect of $12	—	—	—	—	—	19	19
Foreign currency translation adjustment	—	—	—	—	—	2,115	2,115

Total comprehensive income	—	—	—	—	—	—	20,412

Cash dividends paid to stockholders	—	—	—	—	(18,643)	—	(18,643)

Stock options exercised	22,075	18	215	—	—	—	233

Cancellation, issuance and amortization of restricted stock	36,300	30	450	(423)	—	—	57

Balance, December 27, 2003	29,156,957	24,296	3,690	(1,116)	155,007	723	182,600

Comprehensive income:
Net income	—	—	—	—	24,855	—	24,855
Unrealized gain on interest rate swap, net of tax effect of $269	—	—	—	—	—	456	456
Foreign currency translation adjustment	—	—	—	—	—	789	789

Total comprehensive income	—	—	—	—	—	—	26,100

Cash dividends paid to stockholders	—	—	—	—	(18,869)	—	(18,869)

Stock options exercised	601,889	501	7,856	—	—	—	8,357

Cancellation, issuance and amortization of restricted stock	(11,250)	(9)	(46)	582	—	—	527

Balance, December 25, 2004	29,747,596	24,788	11,500	(534)	160,993	1,968	198,715

Comprehensive income:
Net income	—	—	—	—	18,470	—	18,470
Unrealized gain on interest rate swap, net of tax effect of $232	—	—	—	—	—	394	394
Foreign currency translation adjustment	—	—	—	—	—	2,719	2,719

Total comprehensive income	—	—	—	—	—	—	21,583

Cash dividends paid to stockholders	—	—	—	—	(19,056)	—	(19,056)

Repurchase of common stock	(304,236)	(253)	(4,907)	—	—	—	(5,160)

Stock options exercised	373,970	311	4,825	—	—	—	5,136

Cancellation, issuance and amortization of restricted stock	(8,625)	118	2,329	(1,956)	—	—	491

Balance, December 31, 2005	29,808,705	$24,964	$13,747	$(2,490)	$160,407	$5,081	$201,709

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

LANCE, INC. AND SUBSIDIARIES
For the Fiscal Years Ended December 31, 2005, December 25, 2004 and December 27, 2003
(In thousands)

	2005	2004	2003

Operating activities
Net income	$18,470	$24,855	$18,278
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	28,539	28,641	29,389
Loss on asset impairment	—	—	6,354
(Gain) / loss on sale of property, net	467	(812)	43
Deferred income taxes	(3,518)	1,438	(3,153)
Imputed interest on deferred notes	—	97	455
Other, net	9,373	527	56
Changes in operating assets and liabilities:
Accounts receivable	(12,418)	(4,369)	(4,219)
Inventory	(11,501)	541	2,714
Prepaid expenses and other current assets	(3,063)	712	(414)
Accounts payable	3,901	4,262	(73)
Accrued income taxes	(74)	2,240	2,379
Accrued compensation	5,324	2,550	2,804
Accrued insurance claims	2,813	430	490
Other payables and accrued liabilities	8,804	(545)	2,347

Net cash flow from operating activities	47,117	60,567	57,450

Investing activities
Purchases of property and equipment	(27,624)	(28,961)	(17,785)
Acquisition of businesses, net of cash acquired	(43,797)	—	—
Proceeds from sale of property	1,449	1,591	758

Net cash used in investing activities	(69,972)	(27,370)	(17,027)

Financing activities
Dividends paid	(19,056)	(18,869)	(18,643)
Issuance (purchase) of common stock, net	4,353	7,380	180
Repayments of debt	(41,237)	(5,649)	(63)
Repayments under revolving credit facilities	(7,500)	—	—
Proceeds from debt	53,715	—	—
Repurchase of common stock	(5,160)	—	—

Net cash used in financing activities	(14,885)	(17,138)	(18,526)

Effect of exchange rate changes on cash	(183)	(72)	559

Increase (decrease) in cash and cash equivalents	(37,923)	15,987	22,456
Cash and cash equivalents at beginning of fiscal year	41,466	25,479	3,023

Cash and cash equivalents at end of fiscal year	$3,543	$41,466	$25,479

Supplemental information:
Cash paid for income taxes, net of refunds of $611, $1,564 and $1, respectively	$13,581	$8,120	$11,071
Cash paid for interest	$2,018	$2,419	$2,403
Stock option exercise tax benefit included in stockholders’ equity	$783	$977	$53
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
LANCE, INC. AND SUBSIDIARIES
December 31, 2005 and December 25, 2004
(1) OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Operations
The aggregated operating units of Lance, Inc. and subsidiaries (the “Company”) manufacture, market and distribute a variety of snack food products. The Company operates in one segment, snack food products. The Company’s principal operations are located in Charlotte, North Carolina. In 1979, the Company acquired its Midwest bakery operations which are located in Burlington, Iowa. In 1999, the Company acquired its sugar wafer operations which are located in Waterloo and Guelph, Ontario, Canada and its Cape Cod potato chip operations which are located in Hyannis, Massachusetts. In April 2005, the Company acquired an additional sugar wafer plant in Cambridge, Ontario, Canada. In October 2005, the Company acquired bakery operations in Columbus, Georgia and potato chip plants in Perry, Florida, Fresno, California, Corsicana, Texas and Knoxville, Tennessee, all of which were formerly owned and operated by Tom’s Foods Inc. The Company closed the Fresno plant in the fourth quarter of 2005. The Company’s manufactured products include sandwich crackers and cookies, restaurant style crackers, potato chips, tortilla chips, cookies, sugar wafers, nuts, candy and other salty snacks. In addition, the Company purchases for resale certain cakes, candy, meat snacks, restaurant style crackers, salty snacks and cookies in order to broaden the Company’s product offerings.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Lance, Inc. and its subsidiaries. All significant inter-company items have been eliminated. Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified for consistent presentation. The most significant reclassification made in these financial statements is for bad debt expense which was included in both general and administrative expenses and selling, marketing and delivery expense in 2003, but is now reported solely within selling, marketing and delivery expenses. The impact for bad debt expense for 2003 was a decrease in general and administrative expenses and an increase in selling marketing and delivery expenses of $0.6 million. There was no impact to net income as a result of these reclassifications.
Revenue Recognition
The Company recognizes operating revenues upon shipment of products to customers when title and risk of loss pass to its customers. Provisions for sales returns and other promotional allowances are recorded as a reduction in revenue in the Company’s consolidated financial statements.
Fiscal Year
The Company operates on a 52-53 week fiscal year ending on the last Saturday of December. The year ended December 31, 2005 is a 53 week year while the years ended December 25, 2004 and December 27, 2003 each included 52 weeks.

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
In accordance with Statement of Financial Accounting Standards (SFAS) No. 95, “Statement of Cash Flows”, cash flows from the Company’s operations in Canada are determined based on their reporting currency, the Canadian Dollar. As a result, amounts related to assets and liabilities reported in the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. The effect of exchange rate changes on cash balances held in the Canadian Dollar is reported below cash flows from financing activities.
Inventories
The principal raw materials used in the manufacture of the Company’s snack food products are vegetable oil, flour, sugar, potatoes, peanut butter, nuts, cheese and seasonings. The principal supplies used are flexible film, cartons, trays, boxes and bags. Inventories are valued at the lower of cost or market; 40% of the cost of the inventories in 2005 and 51% in 2004 was determined using the last-in, first-out (LIFO) method and the remainder was determined using the first-in, first-out (FIFO) method.
The Company may enter into various forward purchase agreements and derivative financial instruments to reduce the impact of volatility in raw material ingredient prices. As of December 31, 2005 and December 25, 2004, the Company had no outstanding raw material commodity futures or option contracts.
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
The following table summarizes the majority of the Company’s estimated useful lives of depreciable property:

Useful Life
Buildings	45 years
Land and building improvements	10-20 years
Machinery and equipment	5-20 years
Furniture and fixtures	5-12 years
Vending machines	8-12 years
Trucks	6 years
Automobiles	5 years
Computer equipment	3 years
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
As of the date of adoption, the Company had unamortized goodwill of $39.4 million and unamortized identifiable intangible assets of $8.9 million. Under the provisions of SFAS No. 142, the Company is no longer recording amortization expense on goodwill.

As of December 31, 2005, the Company had the following acquired intangible assets:

	Gross Carrying	Accumulated	Net carrying
(in thousands)	Amount	Amortization	Amount
Amortized intangible assets:
Noncompetition agreements	$3,355	$(3,355)	$—
Customer relationship	790	(26)	764
Unamortized intangible assets:
Trademarks	9,940	—	9,940

Total intangible assets	$14,085	$(3,381)	$10,704

The noncompetition agreements were amortized over the life of the agreements and as of April 2004 were fully amortized. These agreements had an original term of five years. The customer relationship is being amortized over its useful life of five years and will be amortized through 2010. Amortization expense was $26,000 for identified intangibles for the year ended December 31, 2005 and none for the two years ended December 25, 2004 and December 27, 2003.
The trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely. Therefore, under the provisions of SFAS No. 142, the trademarks and trade names are not amortized.
The changes in the carrying amount of goodwill for the fiscal year ended December 31, 2005 are as follows:

Gross
Carrying
(in thousands)	Amount
Balance as of December 25, 2004	$47,160
Changes in foreign currency exchange rates	2,009

Balance as of December 31, 2005	$49,169

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

Post-Retirement Plans
The Company has a defined benefit health care plan which currently provides medical insurance benefits for retirees and their spouses to age 65. The plan was amended effective July 1, 2001, and the Company began the phase out of the post-retirement healthcare plan. The post-retirement healthcare plan will be phased-out over the next six years. This amendment resulted in a decrease in the benefit obligation which was amortized over 2.19 years beginning in 2001. The net periodic costs are recognized as employees perform the services necessary to earn the post-retirement benefits.
The Company also provides supplemental retirement benefits to certain officers. Provision for these benefits, made over the period of employment of such officers, was $0.7 million in 2005, $0.3 million in 2004 and $0.2 million in 2003.
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
Foreign Currency Translation
All assets and liabilities of the Company’s Canadian subsidiary are translated into U.S. dollars using current exchange rates and income statement items are translated using the average exchange rates during the period. The translation adjustment is included as a component of stockholders’ equity. Gains and losses on foreign currency transactions are included in earnings. Foreign currency transactions resulted in losses of $0.3 million, $0.1 million and $0.7 million in 2005, 2004 and 2003, respectively.
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

(in thousands, except per share data)	2005	2004	2003

Assumptions used in Black Scholes pricing model:
Expected dividend yield	3.52%	5.19%	5.55%
Risk-free interest rate	4.39%	3.86%	3.92%
Weighted average expected life	6.5 years	6.5 years	10 years
Expected volatility	31.20%	33.45%	27.32%
Fair value per share of options granted	$4.75	$3.69	$1.23

Net income as reported	$18,470	$24,855	$18,278
Earnings per share as reported — basic	0.62	0.84	0.63
Earnings per share as reported — diluted	0.61	0.84	0.63

Additional stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been applied	160	320	204
Pro-forma net income	18,310	24,535	18,074
Pro-forma earnings per share — basic	0.61	0.83	0.62
Pro-forma earnings per share — diluted	$0.61	$0.83	$0.62
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R (revised 2004) “Share-Based Payment.” SFAS No. 123R requires employee stock-based compensation to be measured based on the grant-date fair value of the awards and the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. The Statement eliminates the alternative use of APB No. 25 intrinsic value method of accounting for awards. The Company will adopt the provisions of SFAS No. 123R on a prospective basis beginning in the first quarter of 2006. The financial statement impact will be dependant on future stock-based awards and any unvested stock options outstanding at the date of adoption.

Earnings Per Share
Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.
Diluted earnings per share are calculated by including all dilutive common shares such as stock options and restricted stock. Dilutive potential shares were 292,000 in 2005, 313,000 in 2004 and 192,000 in 2003. Anti-dilutive shares totaling 378,000 in 2005, 949,000 in 2004 and 2,107,000 in 2003 were excluded from the dilutive earnings calculation. No adjustment to reported net income is required when computing diluted earnings per share.
Advertising and Consumer Promotion Costs
The Company promotes its products with certain marketing activities, including advertising, consumer incentives and trade promotions. All advertising costs are expensed as incurred. Consumer incentive and trade promotions are recorded as expense based on amounts estimated as being due to customers and consumers at the end of the period, based principally on the Company’s historical utilization and redemption rates. Consumer promotion costs are recorded in accordance with Emerging Issues Task Force Issue (EITF) 00-14, “Accounting for Certain Sales Incentives.” EITF 00-14 provides guidance on the proper classification of certain promotion costs on the income statement. For the fiscal years 2005, 2004 and 2003, promotional expense included as an offset to revenue amounted to $39.2 million, $35.5 million and $31.2 million, respectively. Advertising costs included in selling, marketing and delivery costs on the consolidated statements of income amounted to $4.4 million, $2.0 million and $1.4 million for the fiscal years 2005, 2004 and 2003, respectively.
Shipping and Handling Costs
The Company does not bill customers separately for shipping and handling of product. These costs are included as part of selling, marketing and delivery expenses on the consolidated statements of income. For the years ended December 31, 2005, December 25, 2004 and December 27, 2003, shipping and handling costs were $55.1 million, $44.8 million and $39.6 million, respectively.
Concentration of Credit Risk
Sales to the Company’s largest customer (Wal-Mart Stores, Inc.) were approximately 21% of revenues in 2005, 18% in 2004 and 16% in 2003. Accounts receivable at December 31, 2005 and December 25, 2004 included receivables from Wal-Mart Stores, Inc. totaling $11.8 million and $9.9 million, respectively.
The Company’s total bad debt expense for the fiscal years 2005, 2004 and 2003 was $2.5 million, $1.1 million and $1.5 million, respectively.
Other Charges
During the fifty-three weeks ended December 31, 2005, the Company announced the appointment of David V. Singer as President and Chief Executive Officer of the Company to succeed Paul A. Stroup, III, the former Chairman, Chief Executive Officer and President. The related pre-tax severance charges for Mr. Stroup were $2.5 million and were included in general and administrative expenses.
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
New Accounting Standards
In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies the accounting and reporting for derivative instruments, including embedded derivatives, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group and in other FASB projects or deliberations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company’s accounting for derivative instruments is in compliance with SFAS No. 149 and SFAS No. 133. Therefore, the adoption of SFAS No. 149 did not have an impact on the Company’s consolidated financial statements.
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
In October, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The FASB has issued FSP 109-1 and 109-2 to provide accounting and disclosure guidance relating to the enactment of this Act. The Act allows for a tax deduction of up to 9% (when fully phased-in) of the lesser of “qualified production activities income” or taxable income, as defined in the Act, beginning in 2005. The tax benefits of this deduction are to be recognized in the year in which they are reported on the tax return. The Act also allows for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated to a U.S. taxpayer, provided certain criteria are met. The Company completed its evaluation of the effects of the Act during the 2005 and the tax deductions related to the Act are recognized in the Company’s financial position, results of operations and cash flows for the year ended December 31, 2005. The impact in 2005 was an approximate $0.3 million reduction in income tax expense.
In November, 2004, the FASB issued SFAS No. 151, “Inventory Cost or Amendment of ARB No. 43, Chapter 4.” This Statement amends ARB No. 43, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be recognized in current-period charges. In addition, this Statement requires that allocation of fixed production overhead to the costs on conversion be based on the normal capacity of the production facilities. This provision is effective for inventory costs incurred during fiscal years after June 15, 2005. The Company adopted SFAS No. 151 during 2005. The adoption of the SFAS No. 151 did not have an impact on the Company’s financial position, results of operations or cash flows.
In December 2004, the FASB revised its SFAS No. 123 (SFAS No. 123R), “Accounting for Stock Based Compensation.” Additional guidance to assist in the initial interpretation of SFAS 123R was subsequently issued by the Securities and Exchange Commission (SEC) in Staff Accounting Bulletin (SAB) No. 107. On April 14, 2005, the SEC issued Release No. 33-8568 that revises the required date of adoption under SFAS 123R. The new rule allows companies to adopt the provisions of SFAS 123R beginning in the first annual period beginning after June 15, 2005. SFAS 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. The Company will adopt SFAS 123R effective the beginning of 2006 using the modified prospective method. This method will require the Company to apply the provisions of SFAS 123R to new awards and to any awards that are unvested. Compensation cost for unvested awards will be recognized over the remaining service period. The SFAS disclosure in the Company’s footnotes in Note 1, Stock Compensation Plans is not necessarily indicative of the potential impact of recognizing compensation costs for share-based payments under 123R in future periods which will be impacted by the number of options granted, the value of the options awarded and other factors.
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
In March 2005, the FASB issued FIN No. 47 (FIN47) “Accounting for Conditional Asset Retirement Obligations, an Interpretation of SFAS No. 143.” This Interpretation clarifies that a conditional retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability should be recognized when incurred, generally upon acquisition, construction or development of the asset. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company adopted the provisions of FIN 47 during the fourth quarter of 2005. The adoption of FIN 47 had no impact on the Company’s financial position, results of operations or cash flows.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a significant impact on the Company’s results of operations or financial position.
(2) ACQUISITIONS
On April 8, 2005, the Company acquired a sugar wafer facility in Ontario, Canada for $4.8 million, which was paid in cash. No amount of the purchase price was assigned to intangible assets. The acquisition did not have a material impact on the Company’s financial position or results of operations.
On October 21, 2005, the Company purchased substantially all the assets of Tom’s Foods Inc. pursuant to a Bankruptcy Court order issued on September 23, 2005. The acquisition included manufacturing plants in Columbus, Georgia; Perry, Florida; Fresno, California; Corsicana, Texas and Knoxville, Tennessee. The Company has subsequently closed the Fresno, California facility. The activities of the Fresno facility are not significant to the combined revenues or operating results. The acquisition gives the Company additional capacity and a broader range of product offerings. The results of operations of the acquired entity for the period of October 22, 2005 through December 31, 2005 are included in the consolidated statements of income for the year ended December 31, 2005. The Company purchased the Tom’s assets for $39.0 million, net of cash acquired. The accompanying consolidated balance sheet as of December 31, 2005 includes allocations of the purchase price of the acquisition to the assets and liabilities acquired based on their estimated fair market values at the date of acquisition and are subject to final adjustment. The purchase price allocation is not final since the acquisition occurred in the fourth quarter. The final allocation may impact the ultimate valuation of current assets, real and personal property, intangible assets and other current liabilities. The purchase price has been allocated as follows (in thousands):

Cash	$1,323
Current assets, including assets held for sale	25,109
Property, plant and equipment	21,834
Intangible assets	3,159
Current liabilities	(11,134)

Purchase price	40,291
Cash acquired	(1,323)

Purchase price, net of cash acquired	$38,968

In conjunction with the acquisition, the Company allocated $2.4 million for trademarks that have indefinite lives and will not be amortized but reviewed annually for impairment. In addition, the Company allocated a value of $0.8 million to the non-contractual relationships with customers acquired which will be amortized over 5 years.
Included in the liabilities acquired is $1.9 million of severance for approximately 150 employees who have or will be severed during the first half of 2006. As of December 31, 2005 the liability for severance was $1.8 million.
The following unaudited pro forma financial information presents a summary of consolidated results of operations if the Tom’s acquisition had occurred at the beginning of 2005 and 2004, after giving effect to certain adjustments, including interest expense on debt that the Company did not assume, depreciation expense due the fixed asset basis differences, bankruptcy, goodwill impairment charges and the related income tax effects. The pro forma financial information does not take into account reductions in costs that will occur as a result of the integration, due to reductions in salaries of former employees and officers who were severed subsequent to the acquisition or to the impact of discontinued product lines or changes in distribution. The pro forma results have been prepared for comparative purposes only and are not indicative of the results of operations that would have occurred had the acquisition actually been completed at the beginning of the periods presented. The pro forma results are also not indicative of the results of future operations. The pro forma results for the years ended December 31, 2005 and December 25, 2004 are estimated as follows:

	Unaudited
(in thousands, except for per share data)	2005	2004

Net sales and other operating revenue	$805,943	$774,206
Earnings before interest and taxes	23,959	42,197
Earnings before taxes	20,497	37,938
Net income	13,824	25,607
Diluted earnings per share	$0.46	$0.86
(3) INVENTORIES
Inventories at December 31, 2005 and December 25, 2004 consisted of the following:

(in thousands)	2005	2004

Finished goods	$22,658	$17,026
Raw materials	7,630	3,018
Supplies, etc.	11,041	8,045

Total inventories at FIFO cost	41,329	28,089
Less: adjustment to reduce FIFO cost to LIFO cost	(4,920)	(4,285)

Total inventories	$36,409	$23,804

(4) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at December 31, 2005 and December 25, 2004 consisted of the following:

(in thousands)	2005	2004

Land and land improvements	$15,199	$11,584
Buildings	82,041	73,435
Machinery, equipment and systems	263,175	227,584
Vending machines	40,853	54,428
Trucks and automobiles	50,734	44,622
Furniture and fixtures	2,479	2,426
Construction in progress	3,712	8,345

	458,193	422,424
Accumulated depreciation and amortization	(272,100)	(260,708)

Property, plant and equipment, net	$186,093	$161,716

The Company sold or disposed of certain property and equipment during 2005, 2004, and 2003 resulting in a net loss of $0.5 million, net gain of $0.8 million and net loss of $0.1 million, respectively. These gains and losses are included in other expense/(income) in the consolidated statements of income.
The Company has three facilities in Canada which accounted for $23.1 million and $18.5 million of the total net property, plant and equipment in 2005 and 2004, respectively. The increase compared to 2004 primarily relates to the purchase of the third facility in April of 2005 and foreign currency fluctuations, net of depreciation.
During the year ended December 27, 2003, the Company discontinued distribution of its mini-sandwich cracker product line through its route sales system. Accordingly, a fixed asset impairment charge of $6.4 million was recorded, which is reflected as a loss on asset impairment on consolidated statements of income and consolidated statements of cash flows for the year ended December 27, 2003. The assets are classified as held for use and are included in property, plant and equipment in the consolidated balance sheets. The fixed asset impairment was accounted for under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Discontinuation of the product line resulted in the performance of a recoverability test to determine if an impairment charge was needed. The fair value of the impaired assets was determined based on historical sales of comparable assets.
(5) LONG-TERM DEBT
Long-term debt at December 31, 2005 and December 25, 2004 consisted of the following:

(in thousands)	2005	2004

Cdn $50 million unsecured term loan	$—	$40,650
Unsecured revolving credit facility, due February 2007	10,215	—
Unsecured short-term revolving credit facility $50 million unsecured term loan due October 2006	36,000	—

Total debt	46,215	40,650
Less current portion of long-term debt	36,000	40,650

Total long-term debt	$10,215	$—

In February 2002, the Company’s unsecured revolving credit agreement, first entered into in 1999, was amended to give the Company the ability to borrow up to $60 million and Cdn $25 million through February 2007. Interest on U.S. denominated borrowings of 30 days or more is payable at a rate based on the Offshore rate plus the applicable margin of 0.48% to 0.88%. Interest on other U.S. denominated borrowings is payable based on the U.S. base rate. Interest on Canadian borrowings of 30 days or more is payable at a rate based on the Canadian Bankers’ Acceptance discount rate, plus the applicable margin and an additional 0.13% fee. Interest on other Canadian denominated borrowings is payable based on the Canadian prime rate. The applicable margin for U.S. Dollar Offshore rate and Canadian Bankers’ Acceptance discount rate based borrowings, which was 0.58% at December 31, 2005, is determined by certain financial ratios. The agreement also requires the Company to pay a facility fee on the entire $60 million and Cdn $25 million revolver ranging from 0.15% to 0.25% based on financial ratios. At December 31, 2005, the Company had $ 10.2 million outstanding on the revolving credit facility with a weighted average interest rate of 5.34%.
In October 2005, the Company entered into an unsecured $50 million short-term revolving credit agreement with a commercial bank. Interest on borrowings of 30 days or more is payable at a rate based on the Offshore rate plus the applicable margin of 0.26% to 0.58%. Interest on other borrowings is payable based on the United States base rate. The applicable margin for Offshore rate based borrowings, which was 0.35% at December 31, 2005, is determined by certain financial ratios. The agreement also requires the Company to pay a facility fee on the entire $50.0 million ranging from 0.09% to 0.18%. At December 31, 2005, the Company had $36.0 million outstanding on the revolving credit facility with an effective interest rate of 4.56%.
The Company had a Cdn $50 million unsecured term loan that was repaid August 2005. Interest was payable semi-annually at Cdn LIBOR plus a margin ranging from 0.75% to 1.125%. The applicable margin, which was 0.75% at December 25, 2004, was determined by certain financial ratios. The interest rate at December 25, 2004 was 4.0%. The Company entered into an interest rate swap agreement during 2001 that effectively fixed the interest rate on this debt to 5.9%, including applicable margin. In August of 2005, the Company repaid the Cdn $50 million unsecured term loan, with cash on hand and additional amounts borrowed under the revolving credit facilities.
In 2000, the Company recorded $8.2 million of deferred notes payable in connection with the purchase of its Canadian subsidiary. The balance outstanding under this agreement was Cdn $7.3 million ($5.6 million) at December 27, 2003 and was paid in April 2004. The Company discounted the balance of the notes at 7% and recorded imputed interest over the term of the deferred notes. The imputed interest on the deferred notes was $0.1 million and $0.5 million for 2004 and 2003, respectively.
The carrying value of all long-term debt approximates fair value. At December 31, 2005 and December 25, 2004, the Company had available approximately $85.3 million and $80.1 million respectively, of unused credit facilities.
All debt agreements require the Company to comply with certain covenants, such as a debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio and an interest coverage ratio. In addition, the Company’s revolving credit agreements restrict payment of cash dividends and repurchases of its common stock by the Company if, after payment of any such dividends or any such repurchases of its common stock, the Company’s consolidated stockholders’ equity would be less than $125,000,000. At December 31, 2005, the Company’s consolidated stockholders’ equity was $201,709,000. The Company was in compliance with these covenants at December 31, 2005. Interest expense for 2005, 2004 and 2003 was $2.5 million, $2.8 million and $3.2 million, respectively.
The aggregate maturities of outstanding debt at December 31, 2005 were as follows:

(in thousands)

2006	$36,000
2007	10,215

Total debt	$46,215

(6)	DERIVATIVE INSTRUMENTS
In September 2001, the Company entered into an interest rate swap agreement in order to manage the risk associated with variable interest rates. The variable-to-fixed interest rate swap was accounted for as a cash flow hedge, with effectiveness assessed based on changes in the present value of interest payments on the underlying debt. The notional amount, interest payment and maturity dates of the swap matched the principal, interest payment and maturity dates of the related debt. The interest rate on the swap was 5.9%, including applicable margin. The underlying notional amount of the swap agreement was Cdn $50 million. The swap was settled when the related debt was repaid in August 2005. Accordingly, there was not a liability at the end of 2005. The fair value of this interest rate swap was a liability of $0.7 million at December 25, 2004, which was included in other current liabilities in 2004.
The unrealized gain recorded in accumulated other comprehensive income at December 25, 2004 was $0.5 million, net of tax, related to the interest rate swap. Net cash settlements under the swap agreement are reflected in interest expense in the consolidated statements of income in the applicable period.
(7)	INCOME TAXES
In 2005, the Company’s effective tax rate was 34.0% compared to 32.0% in 2004 and 36.1% in 2003.
Income tax expense (benefit) consists of the following:

(in thousands)	2005	2004	2003

Current:
Federal	$12,833	$9,770	$12,340
State and other	855	512	1,293
Foreign	(512)	(160)	(688)

	13,176	10,122	12,945

Deferred:
Federal	(3957)	2,546	(2,060)
State and other	90	(477)	(512)
Foreign	226	(472)	(67)

	(3,641)	1,597	(2,639)

Total income tax expense	$9,535	$11,719	$10,306

A reconciliation of the federal income tax rate to the Company’s effective income tax rate for the years ended December 31, 2005, December 25, 2004 and December 27, 2003 follows:

	2005	2004	2003

Statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	1.2%	1.2%	1.7%
Net favorable foreign income taxes as a result of tax adjustments and tax rate differences	(2.6%)	(1.4%)	(0.8%)
Resolution of foreign and state income tax claims	—	(1.8%)	—
Changes in deferred taxes for effective state rate changes	1.1%	(0.4%)	—
Miscellaneous items, net	(0.7%)	(0.6%)	0.2%

Income tax expense	34.0%	32.0%	36.1%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and December 25, 2004 are presented below:

(in thousands)	2005	2004
Deferred tax assets
Reserves for employee compensation, deductible when paid for income tax purposes, accrued for financial reporting purposes	$5,199	$3,601
Reserves for insurance claims, deductible when paid for income tax purposes, accrued for financial reporting purposes	6,392	5,626
Other reserves deductible when paid for income tax purposes, accrued for financial reporting purposes	4,256	2,480
Unrealized losses deductible when realized for income tax purposes, included in Other Comprehensive Income	35	232
Inventories, principally due to additional costs capitalized for income tax purposes	983	1,322
Unrealized capital loss deductible when realized for income taxes, accrued for financial statement purposes	192	192
Net state operating loss carryforwards (expiring beginning 2011)	341	380

Total gross deferred tax assets	17,398	13,833

Less valuation allowance	(460)	(499)

Net deferred tax assets	16,938	13,334

Deferred tax liabilities:
Property, plant and equipment, principally due to differences in depreciation, net of impairment reserves	(29,098)	(29,568)
Trademark amortization	(2,971)	(2,749)
Prepaid expenses and other costs deductible for tax, amortized for financial statement purposes.	(1,448)	(1,001)

Total gross deferred tax liabilities	(33,517)	(33,318)

Total net deferred tax liabilities	$(16,579)	$(19,984)

The valuation allowance as of December 31, 2005 and December 25 2004 was $0.5 million. The valuation allowance relates to a state net operating loss carryforward, which management does not believe will be fully utilized due to the limited nature of the Company’s activities in the state where the state net operating loss exists and a capital loss that may not be fully utilized based on prior years history. Based on the Company’s historical and current earnings, management believes it is more likely than not that the Company will realize the benefit of the remaining deferred tax assets that are not covered by the valuation allowance.
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
Deferred U.S. income taxes are not provided on undistributed earnings of the Company’s foreign subsidiary since it has no plans to repatriate the earnings.
(8)	POST-RETIREMENT BENEFITS OTHER THAN PENSIONS
On July 1, 2001, the Company began the phase out of its post-retirement healthcare plan. This plan currently provides post-retirement medical benefits for retirees who were age 55 or older on June 30, 2001 and their spouses for medical coverage between the ages of 60 to age 65. Retirees pay contributions toward medical coverage based on the medical plan and coverage they select. The post-retirement healthcare plan will be phased-out over the next six years. This change resulted in a decrease in the benefit obligation at the beginning of 2001 of $0.9 million which was amortized over 2.19 years beginning in 2001. The Company’s post-retirement health care plan is not currently funded.
The following table sets forth the plan’s benefit obligations, funded status, and net periodic benefit costs for the three years ended December 31, 2005:

(in thousands)	2005	2004	2003

Change in benefit obligation:
Benefit obligation at beginning of year	$2,123	$2,471	$3,050
Service cost	42	92	167
Interest cost	72	136	184
Plan participants’ contributions	400	389	429
Prior service credit	—	—	—
Actuarial (gain)/loss	(464)	(131)	(464)
Benefits paid	(984)	(834)	(895)

Benefit obligation at end of year	1,189	2,123	2,471

Funded status	(1,189)	(2,123)	(2,471)
Unrecognized net actuarial gain	(1,522)	(1,751)	(2,680)
Unrecognized prior service cost	—	—	(250)

Accrued benefit cost	(2,711)	(3,874)	(5,401)

(in thousands)	2005	2004	2003

Components of net periodic benefit cost:
Service cost	42	92	167
Interest cost	72	136	184
Recognition of prior service costs	—	(250)	(483)
Recognized net gain	(693)	(915)	(893)

Net periodic benefit	$(579)	$(937)	$(1,025)

Weighted average discount rates used in determining accumulated post-retirement benefit obligation:
Beginning of year	3.75%	6.00%	6.50%

End of year	4.95%	3.75%	6.00%

The post-retirement medical benefit plan was valued using a January 1, 2005 measurement date. The discount rate was increased from 3.75% to 4.95% to better reflect the short duration of the liabilities related to remaining participants in this closed group. For measurement purposes, a 9.00% annual rate of increase in the per capita cost of covered health care benefits for the self-insured plan was assumed for 2006. This rate was assumed to decrease gradually to 5.00% in 2012 and remain at that level thereafter. The health care cost trend rate assumption has a less significant effect on the amounts reported due to the plan amendment implemented as of July 1, 2001. The plan amendment required active employees to be 55 years of age as of January 1, 2001 in order to be eligible to receive retiree medical benefits.
A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One	One
	Percentage	Percentage
(in thousands)	Point Increase	Point (Decrease)

Effect on accumulated post-retirement benefit obligation	$16	$(16)
Effect on total of service and interest cost components	$3	$(3)
Future benefit payments, which reflect expected future service, as appropriate, during the next five years, and in aggregate, net of expected contribution from retirees for the five fiscal years thereafter, are as follows:

Expected
(in thousands)	Benefit Payments

2006	$397
2007	$340
2008	$255
2009	$171
2010	$104
2011-2013	$49

(9)	EMPLOYEE BENEFIT PLANS AND NON EMPLOYEE STOCK OPTION PLANS
Employee Profit-Sharing Retirement Plan
The Company has a retirement plan covering substantially all of its employees. The plan is a defined contribution retirement plan providing for contributions equal to the greater of 10% of net income before income taxes or a minimum of 3% of qualified employee wages, excluding highly compensated employees. Plan funding is made in accordance with the provisions of the plan. In 2005, the Company enhanced its 401(k) plan with a 50% match of the first 4% of employee contribution not to exceed to 2% of the employee’s salary. In 2004 and 2003, the Plan provided for a 50% match on the first 2% of employee contributions. Total employee profit sharing and retirement expense was $5.6 million, $4.4 million and $4.2 million, in 2005, 2004 and 2003, respectively.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan under which shares of common stock are purchased on the open market with employee and Company contributions. The plan provides for the Company to contribute an amount equal to 10% of the employees’ contributions, and up to 25% for certain employees who are not executive officers of the Company. Company contributions amounted to $55,000 in 2005, $43,000 in 2004 and $47,000 in 2003.
Employee Stock Option Plans
As of December 31, 2005, the Company had stock option plans under which 4,900,000 shares of common stock could be issued to key employees of the Company, as defined in the plans. The plans authorize the grant of incentive stock options, non-qualified stock options and stock appreciation rights. The plans require, among other things, that before the stock options and stock appreciation rights may be exercised, such key employees must remain in continuous employment of the Company not less than six months from the date of grant. In 2003, the Company adopted the Lance, Inc. 2003 Key Employee Stock Plan (the Plan). The Plan reserves an additional 1,500,000 shares of the Company’s Common Stock for issuance to certain key employees of the Company. The Plan authorizes the issuance of such shares to key employees in the form of stock options, stock appreciation rights (SARs), restricted stock and performance shares. The Plan also authorizes other awards denominated in monetary units or shares of Common Stock payable in cash or shares of Common Stock.
Options generally become exercisable in three or four installments from six to forty-eight months after date of grant. The option price, which equals the fair market value of the Company’s common stock at the date of grant, ranges from $7.65 to $20.91 per share for outstanding options as of December 31, 2005. The weighted average remaining contractual life at December 31, 2005 was 4.8 years.
Since 1994, no SARs have been issued. At December 31, 2005, there are no SARs outstanding.

	Number of	Weighted	Options/
	Options/SAR’s	Average	SAR’s
	Outstanding	Exercise Price	Exercisable

Balance at December 28, 2002	2,756,037	$14.46	1,385,977
Granted	589,300	7.65
Exercised	(22,075)	10.57
Expired/Forfeited	(363,462)	13.84

Balance at December 27, 2003	2,959,800	13.20	1,695,038
Granted	161,850	17.15
Exercised	(570,389)	12.23
Expired/Forfeited	(212,974)	14.02

Balance at December 25, 2004	2,338,287	13.61	1,472,298
Granted	18,800	15.84
Exercised	(390,794)	11.86
Expired/Forfeited	(136,001)	13.78

Balance at December 31, 2005	1,830,292	$13.99	1,396,698

Non-Employee Director Stock Option Plan
In 1995, the Company adopted a Nonqualified Stock Option Plan for Non-Employee Director (Director Plan). The Director Plan requires among other things that the options are not exercisable unless the optionee remains available to serve as a director of the Company until the first anniversary of the date of grant, except that the initial option shall be exercisable after six months. The options under this plan vest on the first anniversary of the date of grant. Options granted under the Director Plan shall expire ten years from the date of grant. There were no options granted during 2005, 2004 and 2003. Beginning after December 28, 2002, there were no additional awards made under this plan. The option price, which equals the fair market value of the Company’s common stock at the date of grant, ranges from $10.50 to $21.63 per share. There were 140,000 options outstanding at December 31, 2005. The weighted average remaining contractual life at December 31, 2005 was 3.7 years.

	Number of	Weighted
	Options	Average Exercise	Options
	Outstanding	Price	Exercisable

Balance at December 28, 2002	256,500	$15.53	216,500
Granted	—	—
Exercised	(55,000)	15.47
Expired/Forfeited	—	—

Balance at December 27, 2003	201,500	15.56	201,500
Granted	—	—
Exercised	(31,500)	13.05
Expired/Forfeited	(15,500)	18.15

Balance at December 25, 2004	154,500	15.81	154,500
Granted	—	—
Exercised	(2,000)	15.76
Expired/Forfeited	(12,500)	17.50

Balance at December 31, 2005	140,000	$15.67	140,000

Employee Restricted Stock Awards
During 2005, the Company awarded 300,000 Restricted Stock Units; half of which will be settled in common stock shares and half of which will be settled in cash. Compensation costs associated with the restricted stock units that are settled in common stock shares are amortized over the vesting period. The deferred portion of these restricted stock unit awards that are settled in common stock is included in the accompanying balance sheet as unamortized portion of restricted stock awards. The restricted stock units that will be settled in cash are marked to market every period and amortized over the vesting period. Additionally, the Company awarded 15,000 shares of common stock to one of its officers under one of its incentive programs, subject to vesting restrictions. Compensation costs associated with these restricted shares are amortized over the vesting period. The deferred portion of these restricted shares is included in the accompanying balance sheet as unamortized portion of restricted stock awards.
During 2003, the Company awarded 41,800 shares of common stock to certain employees under one of its incentive programs, subject to certain vesting and performance restrictions. Compensation costs associated with these restricted shares are amortized over the vesting period or as performance measures are ratably obtained, at which time the earned portion is charged against current earnings. The deferred portion of these restricted shares is included in the accompanying balance sheet as unamortized portion of restricted stock awards.
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
In each of 2005 and 2004, the Company awarded 9,000 shares of common stock to the Company’s directors, subject to certain vesting restrictions. Compensation costs associated with these restricted shares are amortized over the vesting period, at which time the earned portion is charged against current earnings. The deferred portion of these restricted shares is included in the accompanying balance sheet as unamortized portion of restricted stock awards.
Long Term Incentive Plan
During 2005, the Company adopted the Lance, Inc. 2005 Long-Term Incentive Plan for Officers (2005 Officer Plan). With the adoption of the plan, incentives granted to officers and key management are earned over a cumulative three year period. The 2005 Officer Plan provides for incentive payments in the form of cash, stock grants and/or non-qualified stock option awards after the three year period has expired and based upon the attainment of certain performance measures.
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
Equity incentive expense recorded in the accompanying consolidated statements of income for the aforementioned Employee Restricted Stock Awards, Non-Employee Director Restricted Stock awards, and Long Term Incentive Plans was $ 2.2 million, $0.9 million and $0.2 million for the years ended December 31, 2005, December 25, 2004 and December 27, 2003, respectively.
(10)	OTHER COMMITMENTS AND CONTINGENCIES
The Company has entered into contractual agreements providing severance benefits to certain key employees in the event of a change in control of the Company. Commitments under these agreements totaled $17.1 million at December 31, 2005.
The Company has entered into contractual agreements providing severance benefits to certain key employees in the event of termination without cause. Commitments under these agreements were $7.4 million as of December 25, 2005. The maximum commitment for both the change in control and severance agreements as of December 31, 2005 was $19.1 million.
The Company leases certain facilities and equipment under contracts classified as operating leases. Rental expense was $5.3 million in 2005, $5.1 million in 2004 and $4.7 million in 2003. Future minimum lease commitments for operating leases at December 31, 2005 were as follows:

(in thousands)

2006	$1,612
2007	1,380
2008	323

Total operating lease commitments	$3,315

The Company also maintains standby letters of credit in connection with its self insurance reserves for casualty claims. These letters of credit amounted to $20.7 million as of December 31, 2005.
The Company entered into a long-term requirements agreement with a supplier in 1999. In connection with the requirements agreement, the Company guaranteed the supplier’s obligations under an equipment lease. The Company has decided to change suppliers which will require the Company to provide for the obligation under the requirements agreement. The Company recorded a charge of approximately $0.9 million during 2005, which represents the net present value of the remaining obligation.
The Company has entered into agreements with suppliers for certain commodities and packaging materials used in the production process. These agreements are entered into in the normal course of business and consist of agreements to purchase a certain quantity over a certain period of time. As of December 31, 2005, the Company had outstanding purchase commitments totaling approximately $68.4 million. These commitments range in length from a few weeks to 12 months.
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
(11)	STOCKHOLDERS’ EQUITY
Capital Stock
The Company’s Restated Charter, as amended, authorizes 75,000,000 shares of common stock with a par value of $0.83 1/3 and 5,000,000 shares of preferred stock, par value of $1.00 per share, to be issued in such series and with such preferences, limitations and relative rights as the Board of Directors may determine from time to time. There were 29,808,705 and 29,747,596 shares of common stock outstanding at December 31, 2005 and December 25, 2004, respectively. There were no preferred shares outstanding.
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
Other Comprehensive Income
For the years ended December 31, 2005, December 25, 2004 and December 27, 2003, the Company included in other comprehensive income an unrealized gain due to foreign currency translation of $2.7 million, $0.8 million and $2.1 million, respectively. Income taxes on the foreign currency translation adjustment in other comprehensive income were not recognized because the earnings are intended to be indefinitely reinvested in those operations. Also included in accumulated other comprehensive income as of December 31, 2005, December 25, 2004 and December 27, 2003, was an unrealized gain/(loss) of $394,000, net of tax effect of $(232,000), $456,000, net of tax effect of $(269,000), and $19,000, net of tax effect of $(12,000), respectively, related to interest rate swaps accounted for in accordance with SFAS No. 133.

(13)	INTERIM FINANCIAL INFORMATION (UNAUDITED)
A summary of interim financial information follows (in thousands, except per share data):

	2005 Interim Period Ended
	March 26	June 25	September 24	December 31
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(14 Weeks)

Net sales and other operating revenues	$146,804	$166,768	$171,927	$193,758
Cost of sales	79,422	89,748	95,991	111,065
Selling, marketing and delivery	52,433	54,904	54,782	67,192
General and administrative	7,915	11,412	7,688	10,620
Provisions for employees’ retirement plans	1,441	1,381	1,311	1,451
Amortization of intangibles	—	—	—	26
Other expense/(income), net	33	(82)	(306)	840

Earnings before interest and taxes	5,560	9,405	12,461	2,564
Interest expense, net	543	550	358	534

Earnings before income taxes	5,017	8,855	12,103	2,030
Income taxes	1,747	3,219	4,079	490

Net income	$3,270	$5,636	$8,024	$1,540

Net income per common share – basic	$0.11	$0.19	$0.27	$0.05

Net income per common share – diluted	0.11	0.19	0.27	0.05

Dividends declared per common share	$0.16	$0.16	$0.16	$0.16

	2004 Interim Period Ended
	March 27	June 26	September 25	December 25
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)

Net sales and other operating revenues	$144,096	$152,057	$154,876	$149,426
Cost of sales	79,083	81,348	83,358	80,345
Selling, marketing and delivery	50,250	51,268	50,569	50,581
General and administrative	7,201	7,658	7,653	8,351
Provisions for employees’ retirement plans	822	1,115	1,359	1,089
Amortization of intangibles	167	—	—	—
Other expense/(income), net	(200)	(51)	(454)	(145)

Earnings before interest and taxes	6,773	10,719	12,391	9,205
Interest expense, net	766	603	575	570

Earnings before income taxes	6,007	10,116	11,816	8,635
Income taxes	2,024	3,442	3,866	2,387

Net income	$3,983	$6,674	$7,950	$6,248

Net income per common share – basic	$0.14	$0.23	$0.27	$0.21

Net income per common share – diluted	0.13	0.22	0.27	0.21

Dividends declared per common share	$0.16	$0.16	$0.16	$0.16

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Lance, Inc.:
We have audited the accompanying consolidated balance sheets of Lance, Inc. and subsidiaries as of December 31, 2005 and December 25, 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lance, Inc. and subsidiaries as of December 31, 2005 and December 25, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lance, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
Charlotte, North Carolina
March 8, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Lance, Inc.:
We have audited management’s assessment, included in the accompanying “Management’s Assessment of Internal Controls over Financial Reporting as of December 31, 2005”, that Lance, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company has excluded from its evaluation the internal controls over financial reporting for the results of operations and cash flows resulting from the acquisition of substantially all of the assets of Tom’s Foods Inc. (Tom’s) on October 21, 2005. As of and for the period from October 22, 2005 through December 31, 2005, Tom’s total assets and total revenues represented approximately 12% and 4%, respectively, of the Company’s consolidated total assets and total revenue for the year ended December 31, 2005. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the results of operations and cash flows resulting from the acquisition of substantially all of the assets of Tom’s Foods Inc. on October 21, 2005.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lance, Inc. and subsidiaries as of December 31, 2005 and December 25, 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended December 31, 2005, and our report dated March 8, 2006 expressed an unqualified opinion on those consolidated financial statements.
Charlotte, North Carolina
March 8, 2006

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
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements or instances of fraud. As such, a control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. The Company has excluded from its evaluation the internal controls over financial reporting for the results of operations and cash flows resulting from the acquisition of substantially all of the assets of Tom’s Foods Inc. (Tom’s) on October 21, 2005. As of and for the period from October 22, 2005 through December 31, 2005, Tom’s total assets and total revenues represented approximately 12% and 4%, respectively, of the Company’s consolidated total assets and total revenue for the year ended December 31, 2005.
     Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005.
     The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report begins on page 56.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15b of the Securities and Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for the purpose of providing reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2005. See page 58 for “Management’s Report on Internal Controls Over Financial Reporting.” The Company’s independent registered public accounting firm has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. The report of the independent registered public accounting firm appears on page 56.
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Item 9B. Other Information
Not applicable
PART III
Items 10 through 14 are incorporated herein by reference to the sections captioned Principal Stockholders and Holdings of Management, Election of Directors, The Board of Directors and its Committees, Compensation Committee and Stock Award Committee Interlocks and Insider Participation, Director Compensation, Section 16(a) Beneficial Ownership Reporting Compliance, Executive Officer Compensation and Ratification of Selection of Independent Accountants in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2006 and to the Separate Item in Part I of this Annual Report captioned Executive Officers of the Registrant.

Item 10. Directors and Executive Officers of the Registrant
Code of Ethics
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)1. Financial Statements. The following financial statements are filed as part of this report:

Page
Consolidated Statements of Income for the Fiscal Years Ended December 31, 2005, December 25, 2004 and December 27, 2003	26

Consolidated Balance Sheets as of December 31, 2005 and December 25, 2004	27

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Fiscal Years Ended December 31, 2005, December 25, 2004 and December 27, 2003	28

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2005, December 25, 2004 and December 27, 2003	29

Notes to Consolidated Financial Statements	30

Reports of Independent Registered Public Accounting Firm	55

     2. Financial Schedules.
          Schedules have been omitted because of the absence of conditions under which they are required or because information required is included in financial statements or the notes thereto.
     3. Exhibits.
          2.1 Asset Purchase Agreement, dated October 17, 2005, by and between Tom’s Foods Inc., a Delaware Corporation, Columbus Capital Acquisitions, Inc., a North Carolina Corporation and wholly-owned subsidiary of Registrant and, solely for purposes of Section 5.7 of the Asset Purchase Agreement, the Registrant, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 21, 2005 (File No. 0-398).
          3.1 Restated Articles of Incorporation of Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998 (File No. 0-398).
          3.2 Articles of Amendment of Lance, Inc. dated July 14, 1998 designating rights, preferences and privileges of the Registrant’s Series A Junior Participating Preferred Stock, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998 (File No. 0-398).
          3.3 Bylaws of Lance, Inc., as amended through April 25, 2002, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 29, 2002 (File No. 0-398).
          4.1 See 3.1, 3.2 and 3.3 above.
          4.2 Preferred Shares Rights Agreement dated July 14, 1998 between the Registrant and Wachovia Bank, N.A., together with the Form of Rights Certificate attached as Exhibit B thereto, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-A filed on July 15, 1998 (File No. 0-398).
          4.3 First Supplement to Preferred Shares Rights Agreement dated as of July 1, 1999 between the Registrant and First Union National Bank, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 26, 1999 (File No. 0-398).
          10.1 Lance, Inc. 1991 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004 (File No. 0-398).
          10.2 Lance, Inc. 1995 Nonqualified Stock Option Plan for Non-Employee Directors, as amended, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2005 (File No. 0-398).
          10.3 Lance, Inc. 1997 Incentive Equity Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004 (File No. 0-398).

          10.4 Lance, Inc. 2003 Key Employee Stock Plan, as amended, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2005 (File No. 0-398).
          10.5 Lance, Inc. 2003 Director Stock Plan, incorporated herein by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-104961).
          10.6* Lance, Inc. Compensation Deferral and Benefit Restoration Plan, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2004 (File No. 0-398).
          10.7* Lance, Inc. 2001 Long-Term Incentive Plan for Officers incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 31, 2001 (File No. 0-398).
          10.8* Lance, Inc. 2002 Long-Term Incentive Plan for Officers incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 30, 2002 (File No. 0-398).
          10.9* Lance, Inc. 2003 Annual Performance Incentive Plan for Officers incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended September 27, 2003 (File No. 0-398).
          10.10* Lance, Inc. 2003 Long-Term Incentive Plan for Officers, as amended, incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004 (File No. 0-398).
          10.11* Lance, Inc. 2004 Annual Performance Incentive Plan for Officers, as amended, incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004 (File No. 0-398).
          10.12* Lance, Inc. 2004 Long-Term Incentive Plan for Officers, as amended, incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004 (File No. 0-398).
          10.13* Lance, Inc. 2005 Annual Performance Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 1, 2005 (File No. 0-398).
          10.14* Lance, Inc. 2005 Long-Term Incentive Plan for Officers, as amended, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended September 24, 2005 (File No. 0-398).
          10.15* Lance, Inc. 2005 Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 27, 2005 (File No. 0-398).

          10.16* Executive Employment Agreement dated May 11, 2005 between the Registrant and David V. Singer, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2005 (File No. 0-398).
          10.17* Compensation and Benefits Assurance Agreement dated May 11, 2005 between the Registrant and David V. Singer, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 16, 2005 (File No. 0-398).
          10.18* Restricted Stock Unit Award Agreement dated May 11, 2005 between the Registrant and David V. Singer, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 16, 2005 (File No. 0-398).
          10.19* Agreement dated June 15, 2005 between the Registrant and Paul A. Stroup, III, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2005 (File No. 0-398).
          10.20* Offer Letter, effective as of December 19, 2005, between the Registrant and Blake W. Thompson, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly report on Form 10-Q filed on December 23, 2005 (File No. 0-398).
          10.21* Form of Compensation and Benefits Assurance Agreement between the Registrant and each of Earl D. Leake, L. R. Gragnani, H. Dean Fields, Frank I. Lewis, Rick D. Puckett and Blake W. Thompson, incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (File No. 0-398).
          10.22* Executive Severance Agreement dated November 7, 1997 between the Registrant and Paul A. Stroup, III, incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (File No. 0-398).
          10.23* Amendment to Executive Severance Agreement dated July 26, 2001 between the Lance, Inc. and Paul A. Stroup, III, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended September 29, 2001 (File No. 0-398).
          10.24* Second Amendment to Executive Severance Agreement dated October 21, 2004 between Lance, Inc. and Paul A. Stroup, III, incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004 (File No. 0-398).
          10.25* Executive Severance Agreement dated November 7, 1997 between the Registrant and Earl D. Leake, incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (File No. 0-398).
          10.26* Amendment to Executive Severance Agreement dated July 26, 2001 between the Lance, Inc. and Earl D. Leake, incorporated herein by reference to Exhibit 10.2 to the

Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended September 29, 2001 (File No. 0-398).
          10.27* Second Amendment to Executive Severance Agreement dated October 21, 2004 between Lance, Inc. and Earl D. Leake, incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004 (File No. 0-398).
          10.28* Form of Executive Severance Agreement between the Registrant and each of Frank I. Lewis, L.R. Gragnani, H. Dean Fields, David R. Perzinski, Rick D. Puckett, Blake W. Thompson and Margaret E. Wicklund, incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (File No. 0-398).
          10.29 Second Amended and Restated Credit Agreement dated as of February 8, 2002 among the Registrant, Lanfin Investments Inc., Bank of America, N.A., First Union National Bank, Fleet National Bank, et al incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 30, 2002 (File No. 0-398).
          10.30 Bridge Credit Agreement, dated as of October 21, 2005, between the Registrant and Bank of America, National Association, as agent and sole initial lender, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2005 (File No. 0-398).
          10.31 Financing and Share Purchase Agreement dated August 16, 1999 between the Registrant and Bank of America, N.A. incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended September 25, 1999 (File No. 0-398).
          10.32 First Amendment to Financing and Share Purchase Agreement dated as of December 17, 2001 between the Registrant and Bank of America, N.A., incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-398).
          21 List of the Subsidiaries of the Registrant, filed herewith.
          23 Consent of KPMG LLP, filed herewith.
          31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.
          31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

          32 Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Management contract.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANCE, INC.

Dated: March 8, 2006	By:	/s/ David V. Singer

David V. Singer
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ David V. Singer	President and Chief Executive	March 8, 2006

David V. Singer	Officer (Principal Executive Officer)

/s/ Rick D. Puckett	Executive Vice President,	March 8, 2006

Rick D. Puckett	Chief Financial Officer and Secretary (Principal Financial Officer)

/s/ Margaret E, Wicklund	Corporate Controller and Assistant	March 8, 2006

Margaret E. Wicklund	Secretary (Principal Accounting Officer)

	Director	March 8, 2006

Barbara R. Allen

/s/ David L. Burner	Director	March 8, 2006

David L. Burner

/s/ William R. Holland	Director	March 8, 2006

William R. Holland

/s/ W. J. Prezzano	Chairman of the Board	March 8, 2006

W. J. Prezzano

Signature	Capacity	Date

/s/ Robert V. Sisk	Director	March 8, 2006

Robert V. Sisk

	Director	March 8, 2006

Dan C. Swander

/s/ Isaiah Tidwell	Director	March 8, 2006

Isaiah Tidwell

/s/ S. Lance Van Every	Director	March 8, 2006

S. Lance Van Every