Form 10-Q
period 2006-04-01
LANCE INC
filed 2006-04-28
CIK 57528

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly (thirteen week) period ended April 1, 2006	Commission File Number 0-398
LANCE, INC.
(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-0292920 (I.R.S. Employer Identification No.)

8600 South Boulevard P.O. Box 32368 Charlotte, North Carolina (Address of principal executive offices)	28232 (Zip Code)
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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of the registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock as of April 24, 2006, was 30,274,915 shares.

LANCE, INC. AND SUBSIDIARIES

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – April 1, 2006 (Unaudited) and December 31, 2005	3

Condensed Consolidated Statements of Income/(Loss) (Unaudited) – Thirteen Weeks Ended April 1, 2006 and March 26, 2005	4

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income/(Loss) (Unaudited) – Thirteen Weeks Ended April 1, 2006 and March 26, 2005	5

Condensed Consolidated Statements of Cash Flows (Unaudited) – Thirteen Weeks Ended April 1, 2006 and March 26, 2005	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	17

Item 4. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6. Exhibits	19

SIGNATURE	21

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of April 1, 2006 (Unaudited) and December 31, 2005
(In thousands, except share data)

	April 1,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$2,927	$3,543
Accounts receivable (less allowance for doubtful accounts)	63,937	59,088
Inventories	40,793	36,409
Deferred income tax benefit	9,704	10,160
Assets held for sale	3,020	3,020
Prepaid expenses and other	8,913	7,405

Total current assets	129,294	119,625
Other assets
Property, plant & equipment, net	187,493	186,093
Goodwill, net	49,008	49,169
Other intangible assets, net	10,234	10,704
Other assets	3,034	3,488

Total assets	$379,063	$369,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$55,714	$36,000
Accounts payable	25,391	20,378
Accrued compensation	19,190	23,270
Accrued profit-sharing and retirement plan contributions	1,561	3,971
Accrual for insurance claims	7,834	7,500
Other payables and accrued liabilities	25,301	24,931

Total current liabilities	134,991	116,050

Other liabilities and deferred credits
Long-term debt	—	10,215
Deferred income taxes	26,109	26,739
Accrued postretirement health care costs	2,480	2,711
Accrual for insurance claims	8,497	8,227
Other long-term liabilities	3,535	3,428

Total other liabilities and deferred credits	40,621	51,320

Stockholders’ equity
Common stock, $0.83 1/3 par value (authorized: 75,000,000 shares; 30,245,775 and 29,808,705 shares outstanding at April 1, 2006 and December 31, 2005)	25,328	24,964
Preferred stock, $1.00 par value (authorized: 5,000,000 shares; 0 shares outstanding at April 1, 2006 and December 31, 2005)	—	—
Additional paid-in capital	18,352	13,747
Unamortized portion of restricted stock awards	—	(2,490)
Retained earnings	154,853	160,407
Accumulated other comprehensive income	4,918	5,081

Total stockholders’ equity	203,451	201,709

Total liabilities and stockholders’ equity	$379,063	$369,079

See Notes to Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income/(Loss) (Unaudited)
For the Thirteen Weeks Ended April 1, 2006 and March 26, 2005
(In thousands, except share and per share data)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 1,	March 26,
	2006	2005
Net sales and other operating revenue	$187,440	$146,804

Cost of sales and operating expenses/(income):

Cost of sales	106,271	79,422
Selling, marketing and delivery	67,887	52,433
General and administrative	11,639	7,915
Provisions for employees’ retirement plans	2,022	1,441
Amortization of intangibles	38	—
Other, net	119	33

Total costs and expenses	187,976	141,244

Earnings/(Loss) before interest and income taxes	(536)	5,560

Interest expense, net	669	543

Earnings/(Loss) before income taxes	(1,205)	5,017

Income taxes	(440)	1,747

Net income/(loss)	$(765)	$3,270

Earnings/ (Loss) per share
Basic	$(0.03)	$0.11
Diluted	$(0.03)	$0.11

Weighted average shares outstanding — basic	29,933,000	29,699,000
Weighted average shares outstanding — diluted	30,362,000	30,060,000
See Notes to Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income/(Loss)
(Unaudited) For the Thirteen Weeks Ended April 1, 2006 and March 26, 2005
(In thousands, except share data)

				Unamortized
				Portion of		Accumulated
			Additional	Restricted		Other
		Common	Paid-in	Stock	Retained	Comprehensive
	Shares	Stock	Capital	Awards	Earnings	Income(Loss)	Total

Balance, December 25, 2004	29,747,596	$24,788	$11,500	$(534)	$160,993	$1,968	$198,715

Comprehensive income:
Net income	—	—	—	—	3,270	—	3,270
Unrealized gain on interest rate swap, net of tax effect of $94	—	—	—	—	—	160	160
Unrealized gain on forward exchange contracts, net of tax effect of $13	—	—	—	—	—	23	23

Foreign currency translation adjustment	—	—	—	—		143	143

Total comprehensive income							3,596

Cash dividends paid to stockholders	—	—	—	—	(4,765)	—	(4,765)

Stock options exercised	97,848	82	1,316	—	—	—	1,398

Cancellation and amortization of restricted stock	(16,950)	(14)	(317)	363	—	—	32

Balance, March 26, 2005	29,828,494	$24,856	$12,499	$(171)	$159,498	$2,294	$198,976

Balance, December 31, 2005	29,808,705	$24,964	$13,747	$(2,490)	$160,407	$5,081	$201,709

Comprehensive loss:
Net loss	—	—	—	—	(765)	—	(765)

Foreign currency translation adjustment	—	—	—	—	—	(163)	(163)

Total comprehensive loss							(928)

Cash dividends paid to stockholders	—	—	—	—	(4,789)	—	(4,789)

Stock options exercised	417,645	348	6,777	—	—	—	7,125

Stock based compensation (FAS 123 R)	—	—	(2,367)	2,490	—	—	123

Cancellation, issuance and amortization of restricted stock	19,425	16	195	—	—	—	211

Balance, April 1, 2006	30,245,775	$25,328	$18,352	$—	$154,853	$4,918	$203,451

See Notes to Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Thirteen Weeks Ended April 1, 2006 and March 26, 2005
(In thousands)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 1,	March 26,
	2006	2005
Operating Activities
Net income/(loss)	$(765)	$3,270
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,650	6,894
Gain on sale of property, net	110	56
Deferred income taxes	(165)	(1,114)
Changes in operating assets and liabilities	(9,899)	(13,053)

Net cash used in operating activities	(4,069)	(3,947)

Investing Activities
Purchases of property and equipment	(9,855)	(7,023)
Proceeds from sale of property	1,383	518

Net cash used in investing activities	(8,472)	(6,505)

Financing Activities
Dividends paid	(4,790)	(4,765)
Issuance of common stock	7,125	1,282
Net proceeds from revolving credit facilities	9,507	—

Net cash flow from/(used in) financing activities	11,842	(3,483)

Effect of exchange rate changes on cash	83	5

Decrease in cash and cash equivalents	(616)	(13,930)
Cash and cash equivalents at beginning of period	3,543	41,466

Cash and cash equivalents at end of period	$2,927	$27,536

Supplemental information:
Cash paid/(received) for income taxes, net of refunds of $2 and $424, respectively	$383	$(40)
Cash paid for interest	$827	$62
Stock option exercise tax benefit included in stockholders’ equity		$116
See Notes to Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.	The accompanying unaudited condensed consolidated financial statements of Lance, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in our Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2006. In our opinion, these condensed consolidated financial statements reflect all adjustments (consisting of only normal, recurring accruals) necessary to present fairly our condensed consolidated financial position as of April 1, 2006 and December 31, 2005 and the condensed consolidated statements of income/(loss) for the thirteen weeks ended April 1, 2006 and March 26, 2005 and the condensed consolidated statements of stockholders’ equity and comprehensive income/(loss)and cash flows for the thirteen weeks ended April 1, 2006 and March 26, 2005. Prior year amounts shown in the accompanying condensed consolidated financial statements have been reclassified for consistent presentation.
2.	The consolidated results of operations for the thirteen weeks ended April 1, 2006 are not necessarily indicative of the results to be expected for the fifty-two week fiscal year ending December 30, 2006.
3.	Preparing financial statements requires management to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. Examples include customer returns and promotions, provisions for bad debts, inventory valuations, useful lives of fixed assets, hedge transactions, supplemental retirement benefits, intangible asset valuations, incentive compensation, income taxes, insurance, post-retirement benefits, contingencies and legal proceedings. Actual results may differ from these estimates under different assumptions or conditions.
4.	The principal raw materials used in the manufacture of our snack food products are flour, vegetable oil, sugar, potatoes, peanut butter, nuts, cheese and seasonings. The principal supplies used are flexible film, cartons, trays, boxes and bags. These raw materials and supplies are generally available in adequate quantities in the open market either from sources in the United States or from other countries. These raw materials are generally contracted up to a year in advance.
5.	We utilize the dollar value last-in, first-out (“LIFO”) method of determining the cost of approximately 40% of our inventories. Because inventory calculations under the LIFO method are based on annual determinations, the determination of interim LIFO valuations requires estimating year-end costs and levels of inventories. The possibility of variation between estimated year-end costs and levels of LIFO inventories compared to the actual year-end amounts may materially affect the results of operations as finally determined for the full year.

LANCE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Inventories consist of (in thousands):

	April 1,	December 31,
	2006	2005
Finished goods	$24,606	$22,658
Raw materials	8,192	7,630
Supplies, etc.	12,818	11,041

Total inventories at FIFO cost	45,616	41,329
Less: Adjustments to reduce FIFO cost to LIFO cost	(4,823)	(4,920)

Total inventories	$40,793	$36,409

6.	The following tables provide a reconciliation of the common shares used for basic earnings per share and diluted earnings per share for the thirteen weeks ended April 1, 2006 and March 26, 2005 (there are no adjustments to reported net income required when computing diluted earnings per share for the numerator amounts of basic and diluted earnings per share):

	Thirteen Weeks Ended
	April 1,	March 26,
(in thousands)	2006	2005
Weighted average number of common shares used for basic earnings per share	29,933	29,699
Effect of dilutive potential shares	429	361

Weighted average number of common shares and dilutive potential shares used for diluted earnings per share	30,362	30,060

Anti-dilutive shares excluded from the above reconciliation	203	545

7.	During the thirteen weeks ended April 1, 2006 and March 26, 2005, we included in accumulated other comprehensive income an unrealized loss of $0.2 million and an unrealized gain of $0.1 million, respectively, due to foreign currency translation. Income taxes on the foreign currency translation adjustment in other comprehensive income were not recognized because the earnings are intended to be reinvested indefinitely in those operations. Also included in accumulated other comprehensive income for the thirteen weeks ended March 26, 2005 were unrealized gains of $0.2 million, net of tax effect of $0.1 million, related to an interest rate swap and forward exchange contracts accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133.
8.	In 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. The criteria provided in SFAS No. 142 require the testing of impairment based on fair value. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values. We test goodwill and intangible assets for

LANCE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
impairment no less than annually as required under the provisions of SFAS No. 142. These tests indicated that there was no impairment of goodwill or intangible assets.
The change in the carrying amount of goodwill for the thirty-nine weeks ended April 1, 2006 is as follows:

Net Carrying
(in thousands)	Amount
Balance as of December 31, 2005	$49,169
Foreign currency exchange rate changes	(161)

Balance as of April 1, 2006	$49,008

As of April 1, 2006, we had trademarks with a carrying value of $9.6 million. Trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely. Therefore, under the provisions of SFAS 142, the trademarks are no longer amortized. Other intangible assets are amortized over their useful lives.

9.	Sales to our largest customer, Wal-Mart Stores, Inc., were 18% and 20.0% of revenue for the thirteen weeks ended April 1, 2006 and March 26, 2005, respectively. Accounts receivable at April 1, 2006 and December 31, 2005 included receivables from Wal-Mart Stores, Inc. totaling $13.8 million and $11.8 million, respectively.

10.	Bad debt benefit for the thirteen weeks ended April 1, 2006 was $0.2 million and bad debt expense for the thirteen weeks ended March 26, 2005 was $0.5 million. Bad debt benefit/expense is included in selling, marketing and delivery expenses.

11.	Beginning January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. We elected the modified prospective application method in adopting SFAS 123(R), and prior period amounts have not been restated. In accordance with SFAS 123(R), we have calculated the fair value of our stock options issued to employees using the Black-Scholes model at the time the options were granted. That amount is amortized over the vesting period of the option. The following assumptions were used in valuing our options under SFAS 123(R), granted during the thirteen week period ended April 1, 2006:

For the thirteen
weeks ended
April 1, 2006

Stock option grants	108,652
Weighted average risk-free interest rate	4.54%
Expected life	6.5 years
Expected volatility	31.2%
Weighted average dividend yield	3.21%

LANCE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The weighted-average fair value of stock options granted during the thirteen weeks ended April 1, 2006 was $5.50 per option granted. The total stock-based compensation expense related to SFAS 123(R) was $0.6 million for the thirteen weeks ended April 1, 2006, which includes both the effects of the issuance of non-qualified stock options and long-term plans with future grant dates.

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those stock options (excess tax benefits) to be classified as financing cash flows.

12.	Net periodic benefit cost/(benefit) for our post-retirement medical benefit plan for the thirteen weeks ended April 1, 2006 and March 26, 2005 consists of the following:

	For the thirteen weeks ended
(in thousands)	April 1, 2006	March 26, 2005

Components of net periodic benefit cost/(benefit):
Service cost	$1	$10
Interest cost	12	18
Recognition of prior service costs	—	—
Recognized net gain	(181)	(173)

Net periodic benefit	$(168)	$(145)

For the thirteen weeks ended April 1, 2006, we paid $0.2 million in retiree benefit claims and received $0.1 million in plan participant contributions. For the thirteen weeks ended March 26, 2005, we paid $0.1 million in retiree benefit claims and received $0.1 million in plan participant contributions.

13.	At April 1, 2006 and December 31, 2005, we had the following debt outstanding:

	April 1,	December 31,
(in thousands)	2006	2005

Revolving credit facility $60 million and Cdn $25 million due February 8, 2007	$7,714	$10,215
Unsecured short-term revolving credit facility $50 million unsecured term loan due October 20, 2006	48,000	36,000

Total debt	55,714	46,215
Less current portion of long-term debt	55,714	36,000

Total long-term debt	$—	$10,215

LANCE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
14.	Lance, Inc. one of nine companies sued in August 2005 in the Superior Court for the State of California for the County of Los Angeles by the Attorney General of the State of California, for alleged violations of California Proposition 65. The plaintiff seeks injunctive relief and penalties but has made no specific demands. We intend to vigorously defend this suit. A related Complaint filed by the Environmental Law Foundation, as previously disclosed in our Form 10-K for the year ended December 31, 2005, was dismissed in the first quarter of 2006 without the right to re-file.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Thirteen Weeks Ended April 1, 2006 Compared to Thirteen Weeks Ended March 26, 2005

	Thirteen weeks ended				Variance
	April 1,		March 26,		Favorable/
($ In thousands)	2006		2005		(Unfavorable)

Revenue	$187,440	100.0%	$146,804	100.0%	$40,636	27.7%
Cost of sales	106,271	56.7%	79,422	54.1%	(26,849)	(33.8%)

Gross margin	81,169	43.3%	67,382	45.9%	13,787	20.5%
Selling, marketing and delivery expenses	67,887	36.2%	52,433	35.7%	(15,454)	(29.5%)
General and administrative expenses	11,639	6.2%	7,915	5.4%	(3,724)	(47.0%)
Provisions for employees’ retirement plans	2,022	1.1%	1,441	1.0%	(581)	(40.3%)
Amortization of intangibles	38	0.0%	—	0.0%	(38)	(100.0%)
Other, net	119	0.1%	33	0.0%	(86)	(260.6%)

Earnings/(loss) before interest and taxes	(536)	(0.3%)	5,560	3.8%	(6,096)	(109.6%)
Interest expense, net	669	0.3%	543	0.4%	(126)	(23.2%)
Income taxes	(440)	(0.2%)	1,747	1.2%	2,187	125.2%

Net income/(loss)	$(765)	(0.4%)	$3,270	2.2%	($4,035)	(123.4%)

For the thirteen weeks ended April 1, 2006, revenue increased $40.6 million or 28%; however, net income decreased $4.0 million compared to the thirteen weeks ended March 26, 2005. Results of operations for the thirteen weeks ended April 1, 2006 were significantly impacted by the acquisition of substantially all of the assets of Tom’s Foods Inc. (“TFI”), which occurred during the fourth quarter of 2005. Integration of the TFI acquisition continued throughout the first quarter of 2006 and resulted in carrying significant incremental overhead costs during this vital stage of the integration plan, which is expected to be completed by the end of 2006. Included in these costs was an expense of approximately $1.9 million related to retention incentives for employees important to the integration process, slightly offset by a $0.2 million bad debt benefit.
Our branded product revenue increased $28.7 million or 31% and non-branded product revenue increased $11.9 million or 22%. The branded product revenue growth was driven by increased revenue from salty snacks of $20.6 million, sandwich crackers and cookies of $8.3 million and nuts of $1.3 million, partially offset by declines in mints and gum, food service products and cakes. The increase in salty snack revenue reflected the impact of the addition of Tom’s branded products and a 20% increase in Cape Cod product revenue. Non-branded product revenue was favorably impacted by incremental growth provided by the TFI acquisition as well as continued growth in other private label products. The $11.9 million increase in non-branded product revenue consisted of an $8.3 million increase in private label revenue and a $1.8 million increase in both sales to other manufacturers and sales of third-party brands.
For the thirteen weeks ended April 1, 2006, branded product revenue represented 64% of total revenue compared to 63% for the thirteen weeks ended March 26, 2005. For the thirteen weeks ended April 1, 2006, non-branded product revenue, as a percent of total revenue, consisted of private label sales (25%), sales to other manufacturers (8%) and sales of third-party

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
brands (3%). For the same period last year, non-branded product revenue, as a percent of total revenue, consisted of private label sales (27%), sales to other manufacturers (8%) and sales of third-party brands (2%).
Gross margin increased $13.8 million principally due to increased volume but declined 2.5 percentage points as a percentage of revenue due to unfavorable product mix, higher commodity and natural gas prices, and the unfavorable impact of foreign currency. These reductions were partially offset by net price increases as compared to the same quarter in the prior year.
Selling, marketing and delivery expenses increased $15.5 million as compared to the prior year. The increase was principally due to higher sales volume. Other increases included higher salary expenses of approximately $4.0 million principally due to the increase in the number of employees and costs relating to employee retention agreements of approximately $1.5 million. In addition, advertising expenses increased $1.0 million and fuel rates increased $0.8 million as compared to the prior year. These increases were partially offset by a reduction in bad debt expense of $0.7 million. The prior year bad expense was $0.5 million which was unfavorably impacted by a bad debt charge for a bankruptcy. The additional $0.2 million reduction in expense relates to favorable actual results relative to estimates for the allowance for doubtful accounts.
General and administrative expenses increased $3.7 million compared to prior year primarily as a result of higher salaries and benefits of $1.4 million, an increase in equity incentive compensation of $1.0 million, which includes a $0.6 million increase due to the adoption of SFAS 123R and costs relating to retention agreements of approximately $0.4 million. Other increases in expense as compared to the prior year include professional fees, software maintenance costs and severance provisions.
Provisions for employees’ retirement plans increased $0.6 million due to changes in the employee retirement plan and an increase in the number of employees covered under the retirement plans.
Net interest expense increased $0.1 million due to higher levels of debt compared to the prior year.
The effective income tax rate increased from 34.8% for the thirteen weeks ended March 26, 2005 to 36.5% for the thirteen weeks ended April 1, 2006. The increase was the result of unfavorable tax differences as compared to the prior year.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
Liquidity
For the thirteen weeks ended April 1, 2006, the principal sources of liquidity for operating needs were provided by financing activities and cash on hand. Cash flow from operating activities, cash on hand and existing borrowing facilities are believed to be sufficient for the foreseeable future to enable us to meet our obligations, fund capital expenditures and pay dividends. As of April 1, 2006, cash and cash equivalents totaled $2.9 million.
Cash Flow
Net cash flow used in operating activities was $4.1 million for the thirteen weeks ended April 1, 2006. Net cash flow used in operating activities was $3.9 million for the thirteen weeks ended March 26, 2005. Working capital other than cash and cash equivalents and current portion of long-term debt increased to $47.1 million from $36.0 million at December 31, 2005.
Net cash flow used in investing activities was $8.5 million for the thirteen weeks ended April 1, 2006. Cash expenditures for fixed assets, principally manufacturing equipment, step-vans for field sales representatives and sales displays, totaled $9.9 million, partially funded by proceeds from the sale of personal property of $1.4 million.
Cash provided by financing activities for the thirteen weeks ended April 1, 2006 totaled $11.8 million. Cash used in financing activities for the thirteen weeks ended March 26, 2005 totaled $3.5 million. During the thirteen weeks ended April 1, 2006 and March 26, 2005, we paid dividends of $0.16 per share totaling $4.8 million. In addition, we received cash of $7.1 million and $1.3 million during the thirteen weeks ended April 1, 2006 and March 26, 2005, respectively, as a result of the exercise of stock options by employees. Net proceeds from our revolving credit facility totaled $9.5 million during the thirteen weeks ended April 1, 2006.
Stock Repurchases
On February 9, 2006, the Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock through February 2007. For the thirteen weeks ended April 1, 2006, we did not repurchase any shares of our common stock and currently have no active program for the repurchase of shares of our common stock.
Dividends
On April 27, 2006, the Board of Directors declared a quarterly cash dividend of $0.16 per share, payable on May 19, 2006 to stockholders of record on May 10, 2006.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investing Activities
Capital expenditures are expected to continue at a level sufficient to support our strategic and operating needs. Capital expenditures and other investing activities for 2006 are projected to range between $45 and $55 million funded by net cash flow from operating activities, cash on hand and existing borrowing facilities. Capital expenditures for purchases of property and equipment were $27.6 million for the year ended December 31, 2005.
Debt
Under the unsecured Second Amended and Restated Credit Agreement, as of April 1, 2006 we had the ability to borrow up to $60 million and Canadian (“Cdn”) $25 million through February 8, 2007. Under the unsecured Bridge Credit Agreement we had the ability to borrow up to $50 million through October 20, 2006. At April 1, 2006 and December 31, 2005 there was $55.7 million and $46.2 million outstanding, respectively on these revolving credit facilities.
At April 1, 2006 and December 31, 2005, we had the following debt outstanding:

	April 1,	December 31,
(in thousands)	2006	2005

Revolving credit facility $60 million and Cdn $25 million due February 8, 2007	$7,714	$10,215
Unsecured short-term revolving credit facility $50 million unsecured term loan due October 20, 2006	48,000	36,000

Total debt	55,714	46,215
Less current portion of long-term debt	55,714	36,000

Total long-term debt	$—	$10,215

As of April 1, 2006, cash and cash equivalents totaled $2.9 million. Additional borrowings available under all credit facilities totaled $75.7 million. We have complied with all financial covenants contained in the financing agreements.
We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $20.7 million as of April 1, 2006.
Commitments and Contingencies
We lease facilities and equipment classified as operating leases. The future minimum lease commitments for operating leases as of April 1, 2006 were $3.5 million.
We have entered into agreements with suppliers for the purchase of some commodities and packaging materials used in the production process. These agreements arise in the normal course of business and consist of agreements to purchase specific quantities over a period

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
of time. As of April 1, 2006, outstanding purchase commitments totaled approximately $69.9 million. These commitments range in length from a few weeks to 18 months.
Market Risks
The principal market risks that may adversely impact results of operations and financial position are changes in raw material prices, energy and fuel costs, interest and foreign exchange rates and credit risks. We selectively use derivative financial instruments to manage these risks. There are no market risk sensitive instruments held for trading purposes.
At times, we may enter into commodity futures and option contracts to manage fluctuations in prices of anticipated purchases of commodities. Our policy is to use these commodity derivative financial instruments only to the extent necessary to manage these exposures.
We do not use these financial instruments for trading purposes. As of April 1, 2006, there were no outstanding commodity futures or option contracts.
Through the thirteen weeks ended April 1, 2006, net raw material and packaging costs increased $0.9 million compared to the thirteen weeks ended March 26, 2005. Also, fuel and energy costs increased approximately $1.7 million for the thirteen weeks ended April 1, 2006 as compared to the thirteen weeks ended March 26, 2005.
Debt obligations and additional borrowings available under our credit facilities incur interest at floating rates, based on changes in U.S. Offshore rate, U.S. base rate, Canadian Bankers’ Acceptance discount rate, and Canadian prime rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable rate debt. As of April 1, 2006, we had no outstanding interest rate swap agreements.
Total debt was $55.7 million and $46.2 million at April 1, 2006 and December 31, 2005, respectively. As of April 1, 2006, the weighted average interest rate was 5.1%. A 10% increase in the underlying interest rate would have had an immaterial impact on interest expense for the thirteen weeks ended April 1, 2006 and March 26, 2005.
We are exposed to credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. As of April 1, 2006 and December 31, 2005, we had allowances for doubtful accounts of $4.4 million and $5.3 million, respectively.
Through the operations of our Canadian subsidiary, there is an exposure to foreign exchange rate fluctuations, primarily between U.S. dollars and Canadian dollars. A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of the operations’ costs, such as raw materials and direct labor, are denominated in Canadian dollars. The impact of foreign exchange was $0.3 million unfavorable as compared to prior year.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Due to foreign currency fluctuations during the thirteen weeks ended April 1, 2006 and March 26, 2005, we recorded a loss of $0.2 million and a gain of $0.1 million, respectively, in other comprehensive income as a result of the translation of the subsidiary’s financial statements into U.S. dollars.
Forward-Looking Statements and Risk Factors
We, from time to time, make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our estimates, expectations, beliefs, intentions or strategies for the future, and the assumptions underlying such statements. We use the words “anticipates,” “believes,” “estimates,” “expects’” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify our forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Factors that could cause these differences include, but are not limited to those set forth under Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005.
Caution should be taken not to place undue reliance on our forward-looking statements, which reflect our management’s expectations only as of the time such statements are made. We undertake no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The principal market risks to which we are exposed that may adversely impact results of operations and financial position include changes in raw material prices, energy and fuel costs, interest and foreign exchange rates and credit risks. Quantitative and qualitative disclosures about these market risks are included under “Market Risks” in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 4. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for the purpose of providing reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

LANCE, INC. AND SUBSIDIARIES
Item 4. Controls and Procedures
There have been no changes in our internal controls over financial reporting during the quarter ended April 1, 2006 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Lance, Inc is one of nine companies sued in August 2005 in the Superior Court for the State of California for the County of Los Angeles by the Attorney General of the State of California, for alleged violations of California Proposition 65. The plaintiff seeks injunctive relief and penalties but has made no specific demands. We intend to vigorously defend this suit. A related Complaint filed by the Environmental Law Foundation, as previously disclosed in our Form 10-K for the year ended December 31, 2005, was dismissed in the first quarter of 2006 without the right to re-file.

In addition, we are subject to routine litigation and claims incidental to our business. In the opinion of management, such routine litigation and claims should not have a material adverse effect upon our consolidated financial statements taken as a whole.
Item 1A. Risk Factors
There have been no material changes to the factors disclosed in Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Second Amended and Restated Credit Agreement dated February 8, 2002, restricts our payment of cash dividends and repurchases of common stock if, after payment of any dividends or any repurchases of common stock, our consolidated stockholders’ equity would be less than $125,000,000. At April 1, 2006, our consolidated stockholders’ equity was $203,451,000.
Issuer Purchases of Equity Securities
None

LANCE, INC. AND SUBSIDIARIES
Item 6. Exhibits
     (a) Exhibits

3.1	Restated Articles of Incorporation of Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998 (File No. 0-398).

3.2	Articles of Amendment of Lance, Inc. dated July 14, 1998 designating rights, preferences and privileges of the Registrant’s Series A Junior Participating Preferred Stock, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998 (File No. 0-398).

3.3	Bylaws of Lance, Inc., as amended through April 25, 2002, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 29, 2002 (File No. 0-398).

10.1*	Offer Letter, effective as of January 30, 2006, between the Registrant and Rick D. Puckett, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2006 (File No. 0-398).

10.2*	Lance, Inc. 2006 Five-Year Performance Equity Plan for Officers and Senior Managers, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2006 (File No. 0-398).

10.3	Lance, Inc. 1997 Incentive Equity Plan, as amended, filed herewith.

10.4*	Form of Compensation and Benefits Assurance Agreement between the Registrant and each of Earl D. Leake, L. R. Gragnani, H. Dean Fields, Frank I. Lewis, Rick D. Puckett and Blake W. Thompson, incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (File No. 0-398).

10.5*	Form of Executive Severance Agreement between the Registrant and each of Frank I. Lewis, L.R. Gragnani, H. Dean Fields, David R. Perzinski, Rick D. Puckett, Blake W. Thompson and Margaret E. Wicklund, incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (File No. 0-398).

LANCE, INC. AND SUBSIDIARIES

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Contract
Items 3, 4 and 5 are not applicable and have been omitted.

LANCE, INC. AND SUBSIDIARIES
Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCE, INC.
By:	/s/ Rick D. Puckett
Rick D. Puckett
Executive Vice President, Chief Financial Officer, Treasurer and Secretary

Dated: April 28, 2006

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
EXHIBITS
Item 6(a)
FORM 10-Q
QUARTERLY REPORT

For the quarterly period ended April 1, 2006	Commission File Number 0-398
LANCE, INC.
EXHIBIT INDEX

Exhibit
No.	Exhibit Description

3.1	Restated Articles of Incorporation of Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998 (File No. 0-398).

3.2	Articles of Amendment of Lance, Inc. dated July 14, 1998 designating rights, preferences and privileges of the Registrant’s Series A Junior Participating Preferred Stock, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998 (File No. 0-398).

3.3	Bylaws of Lance, Inc., as amended through April 25, 2002, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 29, 2002 (File No. 0-398).

10.1*	Offer Letter, effective as of January 30, 2006, between the Registrant and Rick D. Puckett, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2006 (File No. 0-398).

10.2*	Lance, Inc. 2006 Five-Year Performance Equity Plan for Officers and Senior Managers, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2006 (File No. 0-398).

10.3	Lance, Inc. 1997 Incentive Equity Plan, as amended, filed herewith.

10.4*	Form of Compensation and Benefits Assurance Agreement between the Registrant and each of Earl D. Leake, L. R. Gragnani, H. Dean Fields, Frank I. Lewis, Rick D. Puckett and Blake W. Thompson, incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (File No. 0-398).

Exhibit
No.	Exhibit Description

10.5*	Form of Executive Severance Agreement between the Registrant and each of Frank I. Lewis, L.R. Gragnani, H. Dean Fields, David R. Perzinski, Rick D. Puckett, Blake W. Thompson and Margaret E. Wicklund, incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (File No. 0-398).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Contract