Form 10-Q
period 2006-07-01
LANCE INC
filed 2006-07-28
CIK 57528

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly (thirteen week) period ended July 1, 2006
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
Yes ☐      No ☑
The number of shares outstanding of the registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock as of July 24, 2006, was 30,787,447 shares.

LANCE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of July 1, 2006 (Unaudited) and December 31, 2005
(In thousands, except share data)

	July 1,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$1,279	$3,543
Accounts receivable (less allowance for doubtful accounts)	67,598	59,088
Inventories	41,829	36,409
Deferred income tax asset	12,669	10,160
Assets held for sale	—	3,020
Prepaid expenses and other	8,933	7,405

Total current assets	132,308	119,625

Other assets
Property, plant & equipment, net	201,555	186,093
Goodwill, net	50,636	49,169
Other intangible assets, net	10,163	10,704
Other assets	3,485	3,488

Total assets	$398,147	$369,079

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$53,791	$36,000
Accounts payable	27,534	20,378
Accrued compensation	23,075	23,270
Accrued profit-sharing and retirement plan contributions	2,822	3,971
Accrual for medical and casualty insurance claims	7,048	7,500
Other payables and accrued liabilities	25,269	24,931

Total current liabilities	139,539	116,050

Other liabilities and deferred credits
Long-term debt	—	10,215
Deferred income taxes	25,536	26,739
Accrued postretirement health care costs	2,151	2,711
Accrual for casualty insurance claims	8,581	8,227
Other long-term liabilities	3,473	3,428

Total other liabilities and deferred credits	39,741	51,320

Stockholders’ equity
Common stock, $0.83 1/3 par value (authorized: 75,000,000 shares; 30,783,697 and 29,808,705 shares outstanding at July 1, 2006 and December 31, 2005)	25,902	24,964
Preferred stock, $1.00 par value (authorized: 5,000,000 shares; 0 shares outstanding at July 1, 2006 and December 31, 2005)	—	—
Additional paid-in capital	29,056	13,747
Unamortized portion of restricted stock awards	—	(2,490)
Retained earnings	156,124	160,407
Accumulated other comprehensive income	7,785	5,081

Total stockholders’ equity	218,867	201,709

Total liabilities and stockholders’ equity	$398,147	$369,079

See Notes to Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
For the Thirteen and Twenty-Six Weeks Ended July 1, 2006 and June 25, 2005
(In thousands, except share and per share data)

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005	2006	2005
Net sales and other operating revenue	$192,814	$166,768	$380,254	$313,572

Cost of sales and operating expenses/(income):

Cost of sales	106,409	89,748	212,680	169,170
Selling, marketing and delivery	61,834	54,904	129,721	107,337
General and administrative	11,901	11,412	23,540	19,327
Provisions for employees’ retirement plans	1,846	1,381	3,868	2,822
Amortization of intangibles	61	—	99	—
Other, net	237	(82)	356	(50)

Total costs and expenses	182,288	157,363	370,264	298,606

Earnings before interest and income taxes	10,526	9,405	9,990	14,966

Interest expense, net	828	550	1,496	1,094

Earnings before income taxes	9,698	8,855	8,494	13,872

Income taxes	3,539	3,219	3,100	4,966

Net income	$6,159	$5,636	$5,394	$8,906

Earnings per share
Basic	$0.20	$0.19	$0.18	$0.30
Diluted	$0.20	$0.19	$0.18	$0.30

Weighted average shares outstanding — basic	30,462,000	29,834,000	30,197,000	29,767,000
Weighted average shares outstanding — diluted	30,935,000	30,146,000	30,622,000	30,076,000
See Notes to Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited)
For the Twenty-Six Weeks Ended July 1, 2006 and June 25, 2005
(In thousands, except share data)

				Unamortized
				Portion of		Accumulated
			Additional	Restricted		Other
		Common	Paid-in	Stock	Retained	Comprehensive
	Shares	Stock	Capital	Awards	Earnings	Income(Loss)	Total

Balance, December 25, 2004	29,747,596	$24,788	$11,500	$(534)	$160,993	$1,968	$198,715

Comprehensive income:
Net income	—	—	—	—	8,906	—	8,906
Unrealized gain on interest rate swap, net of tax effect of $(183)	—	—	—	—	—	310	310
Unrealized loss on forward exchange contracts, net of tax effect of $11	—	—	—	—	—	(20)	(20)

Foreign currency translation adjustment	—	—	—	—	—	(15)	(15)

Total comprehensive income							9,181

Cash dividends paid to stockholders	—	—	—	—	(9,495)	—	(9,495)

Stock options exercised	247,136	206	3,227	—	—	—	3,433

Cancellation and amortization of restricted stock	(18,275)	110	2,124	(2,113)	—	—	121

Balance, June 25, 2005	29,976,457	$25,104	$16,851	$(2,647)	$160,404	$2,243	$201,955

Balance, December 31, 2005	29,808,705	$24,964	$13,747	$(2,490)	$160,407	$5,081	$201,709

Comprehensive income:
Net income	—	—	—	—	5,394	—	5,394
Foreign currency translation adjustment	—	—	—	—	—	2,565	2,565
Unrealized gain on forward exchange contracts, net of tax effect of $(77)	—	—	—	—	—	139	139

Total comprehensive income							8,098

Cash dividends paid to stockholders	—	—	—	—	(9,677)	—	(9,677)

Stock options exercised	946,567	790	16,246	—	—	—	17,036

Conversion of liability to equity instrument	—	—	634	—	—	—	634

Stock based compensation (FAS 123R)	—	—	(2,097)	2,490	—	—	393

Cancellation, issuance and amortization of restricted stock	28,425	148	526	—	—	—	674

Balance, July 1, 2006	30,783,697	$25,902	$29,056	$—	$156,124	$7,785	$218,867

     See Notes to Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Twenty-Six Weeks Ended July 1, 2006 and June 25, 2005
(In thousands)

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	July 1, 2006	June 25, 2005
Operating activities
Net income	$5,394	$8,906
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13,388	13,889
Loss on sale of property, net	(4)	(47)
Deferred income taxes	(3,796)	(1,598)
Changes in operating assets and liabilities	(7,894)	(14,265)

Net cash from operating activities	7,088	6,885

Investing activities
Purchases of property and equipment	(27,198)	(15,803)
Acquisition of business, net of cash acquired	—	(4,829)
Proceeds from sale of property	2,762	669

Net cash used in investing activities	(24,436)	(19,963)

Financing activities
Dividends paid	(9,677)	(9,495)
Issuance of common stock	17,036	2,968
Net proceeds from revolving credit facilities	7,505	—

Net cash flow from/(used in) financing activities	14,864	(6,527)

Effect of exchange rate changes on cash	220	(56)

Decrease in cash and cash equivalents	(2,264)	(19,661)
Cash and cash equivalents at beginning of period	3,543	41,466

Cash and cash equivalents at end of period	$1,279	$21,805

Supplemental information:
Cash paid for income taxes, net of refunds of $2 and $424, respectively	$3,430	$4,706
Cash paid for interest	$1,676	$1,245
Stock option exercise tax benefit included in stockholders’ equity		$465
See Notes to Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.	The accompanying unaudited condensed consolidated financial statements of Lance, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in our Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2006. In our opinion, these condensed consolidated financial statements reflect all adjustments (consisting of only normal, recurring accruals) necessary to present fairly our condensed consolidated financial position as of July 1, 2006 and December 31, 2005 and the condensed consolidated statements of income for the thirteen and twenty-six weeks ended July 1, 2006 and June 25, 2005 and the condensed consolidated statements of stockholders’ equity and comprehensive income and cash flows for the twenty-six weeks ended July 1, 2006 and July 25, 2005. Prior year amounts shown in the accompanying condensed consolidated financial statements have been reclassified for consistent presentation.
2.	The consolidated results of operations for the thirteen and twenty-six weeks ended July 1, 2006 are not necessarily indicative of the results to be expected for the fifty-two week fiscal year ending December 30, 2006.
3.	Preparing financial statements requires management to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. Examples include customer returns and promotions, provisions for bad debts, inventory valuations, useful lives of fixed assets, hedge transactions, supplemental retirement benefits, intangible asset valuations, incentive compensation, income taxes, insurance, post-retirement benefits, contingencies and legal proceedings. Actual results may differ from these estimates under different assumptions or conditions.
4.	The principal raw materials used in the manufacture of our snack food products are flour, vegetable oil, sugar, potatoes, peanut butter, nuts, cheese and seasonings. The principal supplies used are flexible film, cartons, trays, boxes and bags. These raw materials and supplies are generally available in adequate quantities in the open market either from sources in the United States or from other countries. These raw materials are generally contracted up to a year in advance.
5.	We utilize the dollar value last-in, first-out (“LIFO”) method of determining the cost of approximately 40% of our inventories. Because inventory calculations under the LIFO method are based on annual determinations, the determination of interim LIFO valuations requires estimating year-end costs and levels of inventories. The possibility of variation between estimated year-end costs and levels of LIFO inventories compared to the actual year-end amounts may materially affect the results of operations as finally determined for the full year.

LANCE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Inventories consist of (in thousands):

	July 1,	December 31,
	2006	2005
Finished goods	$23,936	$22,658
Raw materials	8,442	7,630
Supplies, etc.	14,157	11,041

Total inventories at FIFO cost	46,535	41,329
Less adjustments to reduce FIFO cost to LIFO cost	(4,706)	(4,920)

Total inventories	$41,829	$36,409

6.	The following tables provide a reconciliation of the common shares used for basic earnings per share and diluted earnings per share for the thirteen and twenty-six weeks ended July 1, 2006 and June 25, 2005 (there are no adjustments to reported net income required when computing diluted earnings per share for the numerator amounts of basic and diluted earnings per share):

	Thirteen Weeks Ended
	July 1,	June 25,
(in thousands)	2006	2005

Weighted average number of common shares used for basic earnings per share	30,462	29,834
Effect of dilutive potential shares	473	312

Weighted average number of common shares and dilutive potential shares used for diluted earnings per share	30,935	30,146

Anti-dilutive shares excluded from the above reconciliation	—	529

	Twenty-Six Weeks
	Ended
	July 1,	June 25,
(in thousands)	2006	2005

Weighted average number of common shares used for basic earnings per share	30,197	29,767
Effect of dilutive potential shares	425	309

Weighted average number of common shares and dilutive potential shares used for diluted earnings per share	30,622	30,076

Anti-dilutive shares excluded from the above reconciliation	—	529

LANCE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
7.	During the twenty-six weeks ended July 1, 2006 and June 25, 2005, we included in accumulated other comprehensive income unrealized gains/(losses) of $2.6 million and ($15,000), respectively, due to foreign currency translation. Income taxes on the foreign currency translation adjustment in other comprehensive income were not recognized because the earnings are intended to be reinvested indefinitely in those operations. Also included in accumulated other comprehensive income for the twenty-six weeks ended July 1, 2006 and June 25, 2005, were unrealized gains of $139,000, net of tax effect of $77,000, and $290,000, net tax effect of $172,000, respectively, related to an interest rate swap and forward exchange contracts accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133.

8.	In 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. The criteria provided in SFAS No. 142 require the testing of impairment based on fair value. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values. We test goodwill and intangible assets for impairment no less than annually as required under the provisions of SFAS No. 142. These tests indicated that there was no impairment of goodwill or intangible assets.

The change in the carrying amount of goodwill for the twenty six weeks ended July 1, 2006 is as follows:

Net Carrying
(in thousands)	Amount
Balance as of December 31, 2005	$49,169
Foreign currency exchange rate changes	1,467

Balance as of July 1, 2006	$50,636

As of July 1, 2006, we had trademarks with a carrying value of $9.6 million. Trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely. Therefore, under the provisions of SFAS 142, the trademarks are no longer amortized. Other intangible assets are amortized over their useful lives.

9.	Sales to our largest customer, Wal-Mart Stores, Inc., were 19% and 22% of revenue for the thirteen weeks ended July 1, 2006 and June 25, 2005, respectively, and 19% and 21% of revenue for the twenty-six weeks ended July 1, 2006 and June 25, 2005, respectively. Accounts receivable at July 1, 2006 and December 31, 2005 included receivables from Wal-Mart Stores, Inc. totaling $16.8 million and $11.8 million, respectively.

10.	For the thirteen weeks ended July 1, 2006 and June 25, 2005, net bad debt expense/(benefit) was $12,000 and ($74,000), respectively, and for the twenty-six weeks ended July 1, 2006 and June 25, 2005, net bad debt expense/(benefit) was ($0.1 million) and $0.4 million, respectively. Net bad debt expense is included in selling, marketing and delivery expenses.

LANCE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
11.	Beginning January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. We elected the modified prospective application method in adopting SFAS 123(R), and prior period amounts have not been restated. In accordance with SFAS 123(R), we have calculated the fair value of our stock options issued to employees using the Black-Scholes model at the time the options were granted. That amount is amortized over the vesting period of the option.

Prior to the effective date, we followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations for stock options granted to employees and directors. Because the exercise price of our stock options equals the fair market value of the underlying stock on the date of grant, no compensation expense was recognized. We had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

The following illustrates the pro-forma information, as required under SFAS 123, determined as if we had applied the fair value method of accounting for stock options, during the thirteen and twenty-six weeks ended June 25, 2005:

	Thirteen	Twenty-Six
	Weeks Ended	Weeks Ended
(in thousands, except per share data)	June 25, 2005	June 25, 2005

Net income as reported	$5,636	$8,906
Earnings per share as reported — basic	0.19	0.30
Earnings per share as reported — diluted	0.19	0.30
Additional stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been applied	42	84
Pro-forma net income	5,594	8,822
Pro-forma earnings per share — basic	0.19	0.30
Pro-forma earnings per share — diluted	$0.19	$0.29

There were not any options granted during the thirteen weeks ended July 1, 2006. The following assumptions were used in valuing under SFAS 123(R) our options granted during the twenty-six weeks ended July 1, 2006:

For the Twenty-Six
Weeks Ended
July 1, 2006

Stock option grants	108,652
Weighted average risk-free interest rate	4.54%
Expected life	6.5 years
Expected volatility	31.2%
Weighted average dividend yield	3.21%

LANCE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The weighted-average fair value of stock options granted during the twenty-six weeks ended July 1, 2006 was $5.50 per option granted. The additional stock-based compensation expense, as compared to the prior year, related to the adoption of SFAS 123(R) was $0.4 million and $1.0 million for the thirteen and twenty-six weeks ended July 1, 2006, respectively, which includes both the effects of the issuance of non-qualified stock options and long-term plans with future grant dates.
Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those stock options (excess tax benefits) to be classified as financing cash flows. Prior to the adoption of SFAS 123(R), the unamortized portion of restricted stock was presented as a separate item on the condensed consolidated balance sheet. Under FAS 123(R) it is included as a reduction in additional paid-in capital as of January 1, 2006.
12.	Net periodic benefit cost/(benefit) for our post-retirement medical benefit plan for the thirteen weeks ended July 1, 2006 and June 25, 2005 consists of the following:

	For the Thirteen Weeks Ended
(in thousands)	July 1, 2006	June 25, 2005

Components of net periodic benefit cost/(benefit):
Service cost	$1	$10
Interest cost	12	18
Recognition of prior service costs	—	—
Recognized net gain	(181)	(173)

Net periodic benefit	$(168)	$(145)

	For the Twenty-Six Weeks Ended
(in thousands)	July 1, 2006	June 25, 2005

Components of net periodic benefit cost/(benefit):
Service cost	$1	$21
Interest cost	25	36
Recognition of prior service costs	—	—
Recognized net gain	(362)	(347)

Net periodic benefit	$(336)	$(290)

For the thirteen and twenty-six weeks ended July 1, 2006, we paid $0.3 million and $0.4 million in retiree benefit claims and received $0.1 million and $0.2 million in plan participant contributions, respectively. For the thirteen and twenty-six weeks ended June 25, 2005, we paid $0.2 million and $0.4 million in retiree benefit claims and received $0.1 million and $0.2 million in plan participant contributions, respectively.

LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
13.	At July 1, 2006 and December 31, 2005, we had the following debt outstanding:

	July 1,	December 31,
(in thousands)	2006	2005

Unsecured revolving credit facility $60 million and Cdn $25 million due February 8, 2007	$10,791	$10,215
Unsecured short-term revolving credit facility $50 million due October 20, 2006	43,000	36,000

Total debt	53,791	46,215
Less current portion of long-term debt	53,791	36,000

Total long-term debt	$—	$10,215

14.	Lance, Inc. was one of nine companies sued in August 2005 in the Superior Court for the State of California for the County of Los Angeles by the Attorney General of the State of California for alleged violations of California Proposition 65. California Proposition 65 is a state law that, in part, requires Companies to warn California residents if a product contains chemicals listed within the statute. The plaintiff seeks injunctive relief and penalties but has made no specific demands. We intend to vigorously defend this suit. A related Complaint filed by the Environmental Law Foundation, as previously disclosed in our Form 10-K for the year ended December 31, 2005, was dismissed in the first quarter of 2006.
15.	The Company issued 300,000 restricted stock units in May 2005, of which 150,000 are to be settled in cash and 150,000 were to be settled in stock. During the thirteen weeks ended July 1, 2006, the Compensation Committee of the Board of Directors approved an amendment re-designating the 150,000 units that were to be settled in cash to units settled in stock. Pursuant to SFAS 123(R), these restricted units are now classified as equity as opposed to a liability. Accordingly, there was a $0.6 million increase to additional paid-in capital recorded on the condensed consolidated balance sheet with an offsetting reduction in long-term liabilities during the quarter ended July 1, 2006.
16.	At December 31, 2005, we had $3.0 million of assets held for sale primarily related to a plant that was closed subsequent to acquiring substantially all of the assets of Tom’s Foods Inc. During the twenty-six week period ended July 1, 2006, certain assets have been sold; however, the real property related to the plant closure, although actively marketed, is no longer classified as current assets held for sale. Accordingly, as of July 1, 2006 these assets are included in Property, Plant and Equipment.
17.	In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting For Uncertainty in Income Taxes – an Interpretation of FASB Statement 109”. It is effective for fiscal years beginning after December 15, 2006. We are still evaluating the impact that it will have on our financial condition, results of operations and cash flows.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Thirteen Weeks Ended July 1, 2006 Compared to Thirteen Weeks Ended June 25, 2005

					Variance
	Thirteen Weeks Ended				Favorable/
($ In thousands)	July 1, 2006		June 25, 2005		(Unfavorable)

Revenue	$192,814	100.0%	$166,768	100.0%	$26,046	15.6%
Cost of sales	106,409	55.2%	89,748	53.8%	(16,661)	(18.6%)

Gross margin	86,405	44.8%	77,020	46.2%	9,385	12.2%
Selling, marketing and delivery expenses	61,834	32.0%	54,904	32.9%	(6,930)	(12.6%)
General and administrative expenses	11,901	6.2%	11,412	6.8%	(489)	(4.3%)
Provisions for employees’ retirement plans	1,846	1.0%	1,381	0.8%	(465)	(33.7%)
Amortization of intangibles	61	0%	—	0.0%	(61)	NM
Other, net	237	0.1%	(82)	(0.0%)	(319)	NM

Earnings before interest and taxes	10,526	5.5%	9,405	5.6%	1,121	11.9%
Interest expense, net	828	0.4%	550	0.3%	(278)	(50.5%)
Income taxes	3,539	1.8%	3,219	1.9%	(320)	(9.9%)

Net income	$6,159	3.2%	$5,636	3.4%	$523	9.3%

Results of operations for the thirteen weeks ended July 1, 2006 were significantly impacted by the acquisition of substantially all of the assets of Tom’s Foods Inc. (“TFI”), which occurred during the fourth quarter of 2005. Integration of the TFI acquisition continued through the second quarter of 2006 and resulted in carrying incremental overhead costs during this stage of the integration plan, which is expected to be completed by the end of 2006. Included in these costs was an expense of approximately $0.4 million related to retention incentives for employees important to the integration process and impairment costs of $0.2 million for equipment related to the Knoxville, Tennessee plant closure that began during the second quarter. For the thirteen weeks ended June 25, 2005, we recorded a $2.5 million charge for executive severance related expenses.
For the thirteen weeks ended July 1, 2006, revenue increased $26.0 million or 16% compared to the thirteen weeks ended June 25, 2005. Our branded product revenue increased $19.9 million or 19% and non-branded product revenue increased $6.1 million or 10%. The branded product revenue growth was driven by increased revenue from salty snacks of $15.6 million, sandwich crackers and cookies of $5.2 million and nuts of $1.4 million, partially offset by declines in cake and food service products. The increase in salty snack revenue reflected the impact of the addition of Tom’s branded products and an approximately 15% increase in Cape Cod product revenue. The $6.1 million increase in non-branded product revenue consisted of a $6.5 million increase in contract manufacturing revenue primarily due to additional volume from the TFI acquisition and a $1.4 million increase in private label revenue, partially offset by a $1.8 million decline in sales of third-party brands.
For the thirteen weeks ended July 1, 2006, branded product revenue represented 64% of total revenue compared to 62% for the thirteen weeks ended June 25, 2005. For the thirteen weeks ended July 1, 2006, non-branded product revenue, as a percent of total revenue consisted of private label sales (26%), contract manufacturing revenue (9%) and sales of third-party brands

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(1%). For the same period last year, non-branded product revenue, as a percent of total revenue, consisted of private label sales (30%), contract manufacturing revenue (6%) and sales of third-party brands (2%).
Gross margin increased $9.4 million compared to the prior year principally due to increased volume but declined 1.4 percentage points as a percentage of net revenue due to higher conversion costs of the acquired TFI facilities, $1.2 million of higher commodity and natural gas prices, and a $0.5 million unfavorable impact of foreign currency. These increases in expenses as compared to the same prior year thirteen-week period were partially offset by net price increases and improved operating efficiencies at the facilities operated prior to the TFI acquisition.
Selling, marketing and delivery expenses increased $6.9 million compared to the prior year, principally due to higher sales volume. As a percentage of net revenue, these costs decreased 90 basis points driven by better efficiencies. The increased expenses compared to the prior year include higher wages, salary and commission expense of approximately $3.6 million and freight expense increases of $2.9 million of which $1.0 million was related to fuel rate increases.
General and administrative expenses increased $0.5 million compared to prior year. During the same period in the prior year a $2.5 million charge was recorded for executive severance. Excluding this charge, general and administrative expenses would have increased $3.0 million compared to the prior year, or an increase of 80 basis points relative to net revenue. The increase was primarily the result of higher salaries and benefits of $1.3 million, an increase in equity incentive compensation of $0.8 million which includes a $0.4 million increase due to the adoption of SFAS 123(R), and costs relating to retention agreements of approximately $0.4 million.
Provisions for employees’ retirement plans increased $0.5 million due to an increase in the number of employees covered under the retirement plans and changes in one of the employee retirement plans.
Other, net expenses increased $0.3 million primarily as a result of a $0.2 million impairment of equipment recorded in the current thirteen week period as compared to gains on property and equipment recorded in the prior year thirteen week period.
Net interest expense increased $0.3 million due mainly to higher interest income from short-term investments in the prior year compared to the current year.
The effective income tax rate increased slightly from 36.4% for the thirteen weeks ended June 25, 2005 to 36.5% for the thirteen weeks ended July 1, 2006.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Twenty-Six Weeks Ended July 1, 2006 Compared to Twenty-Six Weeks Ended June 25, 2005

	Twenty-Six Weeks Ended				Variance
					Favorable/
($ In thousands)	July 1, 2006		June 25, 2005		(Unfavorable)

Revenue	$380,254	100.0%	$313,572	100.0%	$66,682	21.3%
Cost of sales	212,680	55.9%	169,170	53.9%	(43,510)	(25.7%)

Gross margin	167,574	44.1%	144,402	46.1%	23,172	16.0%
Selling, marketing and delivery expenses	129,721	34.1%	107,337	34.2%	(22,384)	(20.9%)
General and administrative expenses	23,540	6.2%	19,327	6.2%	(4,213)	(21.8%)
Provisions for employees’ retirement plans	3,868	1.0%	2,822	0.9%	(1,046)	(37.1%)
Amortization of intangibles	99	0.0%	—	0.0%	(99)	NM
Other, net	356	0.1%	(50)	(0.0%)	(406)	NM

Earnings before interest and taxes	9,990	2.6%	14,966	4.8%	(4,976)	(33.2%)
Interest expense, net	1,496	0.4%	1,094	0.3%	(402)	(36.7%)
Income taxes	3,100	0.8%	4,966	1.6%	1,866	37.6%

Net income	$5,394	1.4%	$8,906	2.8%	$(3,512)	(39.4%)

Results of operations for the twenty-six weeks ended July 1, 2006 were significantly impacted by the TFI acquisition, which occurred during the fourth quarter of 2005. Integration of the TFI acquisition continued through the second quarter of 2006 and resulted in carrying incremental overhead costs during this stage of the integration plan, which is expected to be completed by the end of 2006. Included in these costs for the twenty-six week period was an expense of approximately $2.3 million primarily related to retention incentives for employees important to the integration process. For the twenty-six weeks ended June 25, 2005, we recorded a $2.5 million charge for executive severance related expenses.
For the twenty-six weeks ended July 1, 2006, revenue increased $66.7 million or 21% compared to the twenty-six weeks ended June 25, 2006. Our branded product revenue increased $48.2 million or 25% and non-branded product revenue increased $18.5 million or 16%. The branded product revenue growth was driven by increased revenue from salty snacks of $30.1 million, sandwich crackers and cookies of $12.6 million and nuts of $2.6 million, partially offset by declines in cake and food service products. The increase in salty snack revenue reflected the impact of the addition of Tom’s branded products and approximately 15% increase in Cape Cod product revenue. The $18.5 million increase in non-branded product revenue consisted of an $11.4 million increase in contract manufacturing revenue primarily as a result of the TFI acquisition and a $9.9 million increase in private label revenue due to continued revenue growth from new and existing customers partially offset by a $2.8 million decline in sales of third-party brands.
For the twenty-six weeks ended July 1, 2006, branded product revenue represented 64% of total revenue compared to 62% for the twenty-six weeks ended June 25, 2005. For the twenty-six weeks ended July 1, 2006, non-branded product revenue, as a percent of total revenue consisted of private label sales (26%), contract manufacturing revenue (9%) and sales of third-party brands (1%). For the same period last year, non-branded product revenue, as a percent

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
of total revenue consisted of private label sales (29%), contract manufacturing revenue (7%) and sales of third-party brands (2%).
Gross margin increased $23.2 million principally due to increased volume but declined 2.0 percentage points as a percentage of net revenue due to higher conversion costs of the acquired TFI facilities, $2.8 million higher commodity and natural gas prices, and a $0.9 million unfavorable impact of foreign currency as compared to the prior year. These increased expenses compared to the same prior year twenty-six week period were partially offset by net price increases and improved operational efficiencies at the facilities owned prior to the TFI acquisition.
Selling, marketing and delivery expenses increased $22.4 million compared to the prior year principally due to higher sales volume. As a percentage of net revenue, these costs decreased 10 basis points year over year. The increase in expenses compared to the prior year includes increases in wages, salary and commission expense of approximately $10.3 million, increased freight expenses of $5.9 million, of which approximately $1.7 million related to fuel rate increases. Other increases compared to the prior year include costs related to employee retention agreements of approximately $1.5 million, increased spending for advertising of $1.2 million and various other volume related expenses.
General and administrative expenses increased $4.2 million compared to prior year. During the same period in the prior year a $2.5 million charge was recorded for executive severance. Excluding this charge, general and administrative expenses would have increased $6.7 million compared to the prior year, or an increase of 80 basis points relative to net revenue. The increase was primarily the result of higher salary related costs of $2.7 million, increases in equity incentive compensation of $1.8 million, which includes a $1.0 million increase due to the adoption of SFAS 123(R) and costs relating to retention agreements of approximately $0.8 million. Other increases compared to the prior year include severance costs, relocation expenses and professional fees.
Provisions for employees’ retirement plans increased $1.0 million due to an increase in the number of employees covered under the retirement plans as well as changes in one of the employee retirement plans.
Other, net expenses increased $0.4 million primarily as a result of a $0.2 million impairment of equipment recorded in the current twenty-six week period as compared to gains on property and equipment recorded in the prior year twenty-six week period.
Net interest expense increased $0.4 million due mainly to higher interest income from short-term investments in the prior year.
The effective income tax rate increased slightly from 35.8% for the twenty-six weeks ended June 25, 2005 to 36.5% for the twenty-six weeks ended July 1, 2006. The increase was the result of unfavorable tax differences as compared to the prior year.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
Liquidity
For the twenty-six weeks ended July 1, 2006, the principal sources of liquidity for operating needs were provided by financing activities, operating activities and cash on hand. Cash flow from operating activities, cash on hand and existing borrowing facilities are believed to be sufficient for the foreseeable future to enable us to meet our obligations, fund capital expenditures and pay cash dividends. As of July 1, 2006, cash and cash equivalents totaled $1.3 million.
Cash Flow
Net cash flow provided by operating activities was $7.1 million and $6.9 million for the twenty-six weeks ended July 1, 2006 and July 25, 2005, respectively. Working capital other than cash and cash equivalents and current portion of long-term debt increased to $45.3 million from $36.0 million at December 31, 2005.
Net cash flow used in investing activities was $24.4 million for the twenty-six weeks ended July 1, 2006. Cash expenditures for fixed assets, principally manufacturing equipment, step-vans for field sales representatives and sales displays, totaled $27.2 million, partially funded by proceeds from the sale of assets of $2.8 million.
Cash provided by financing activities for the twenty-six weeks ended July 1, 2006 totaled $14.9 million. Cash used in financing activities for the twenty-six weeks ended June 25, 2005 totaled $6.5 million. During the twenty-six weeks ended July 1, 2006 and June 25, 2005, we paid dividends of $0.32 per share totaling $9.7 million and $9.5 million, respectively. In addition, we received cash of $17.0 million and $3.0 million during the twenty-six weeks ended July 1, 2006 and June 25, 2005, respectively, as a result of the exercise of stock options by employees. Net proceeds from our revolving credit facility totaled $7.5 million during the twenty-six weeks ended July 1, 2006.
Stock Repurchases
On February 9, 2006, the Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock through February 2007. For the twenty-six weeks ended July 1, 2006, we did not repurchase any shares of our common stock but we regularly evaluate our share repurchase opportunities.
Dividends
On July 27, 2006, the Board of Directors declared a quarterly cash dividend of $0.16 per share, payable on August 18, 2006 to stockholders of record on August 10, 2006.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investing Activities
Capital expenditures are expected to continue at a level sufficient to support our strategic and operating needs. Capital expenditures and other investing activities for 2006 are projected to range between $45 and $55 million funded by net cash flow from operating activities, cash on hand and borrowing facilities. Capital expenditures for purchases of property and equipment were $27.6 million for the year ended December 31, 2005.
Debt
Under the unsecured revolving credit facility, as of July 1, 2006 we had the ability to borrow up to $60 million and Canadian (“Cdn”) $25 million through February 8, 2007. Under the unsecured short-term revolving credit facility we had the ability to borrow up to $50 million through October 20, 2006. At July 1, 2006 and December 31, 2005 there was $53.8 million and $46.2 million outstanding, respectively on these revolving credit facilities.
At July 1, 2006 and December 31, 2005, we had the following debt outstanding:

	July 1,	December 31,
(in thousands)	2006	2005

Unsecured revolving credit facility $60 million and Cdn $25 million due February 8, 2007	$10,791	$10,215
Unsecured short-term revolving credit facility $50 million due October 20, 2006	43,000	36,000

Total debt	53,791	46,215
Less current portion of long-term debt	53,791	36,000

Total long-term debt	$—	$10,215

As of July 1, 2006, cash and cash equivalents totaled $1.3 million. Additional borrowings available under all credit facilities totaled $78.6 million. We have complied with all financial covenants contained in the financing agreements.
We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $20.6 million as of July 1, 2006.
Commitments and Contingencies
We lease facilities and equipment classified as operating leases. The future minimum lease commitments for operating leases as of July 1, 2006 were $4.3 million.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We have entered into agreements with suppliers for the purchase of certain commodities and packaging materials used in the production process. These agreements arise in the normal course of business and consist of agreements to purchase specific quantities over a period of time. As of July 1, 2006, outstanding purchase commitments totaled approximately $66.2 million. These commitments range in length from a few weeks to 18 months.
Market Risks
The principal market risks that may adversely impact results of operations and financial position are changes in raw material prices, energy and fuel costs, interest and foreign exchange rates and credit risks. We selectively use derivative financial instruments to manage these risks. There are no market risk sensitive instruments held for trading purposes.
At times, we may enter into commodity futures and option contracts to manage fluctuations in prices of anticipated purchases of commodities. Our policy is to use these commodity derivative financial instruments only to the extent necessary to manage these exposures. We do not use these financial instruments for trading purposes. As of July 1, 2006, there were no outstanding commodity futures or option contracts.
Debt obligations and additional borrowings available under our credit facilities incur interest at floating rates, based on changes in U.S. Offshore rate, U.S. base rate, Canadian Bankers’ Acceptance discount rate, and Canadian prime rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable rate debt. As of July 1, 2006, we had no outstanding interest rate swap agreements. As of July 1, 2006, the weighted average interest rate was 5.62%. A 10% increase in the underlying interest rate would have had an immaterial impact on interest expense for the thirteen and twenty-six weeks ended July 1, 2006 and June 25, 2005.
We are exposed to credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. As of July 1, 2006 and December 31, 2005, we had allowances for doubtful accounts of $3.4 million and $5.3 million, respectively.
Through the operations of our Canadian subsidiary, there is an exposure to foreign exchange rate fluctuations, primarily between U.S. dollars and Canadian dollars. A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of the operations’ costs, such as raw materials and direct labor, are denominated in Canadian dollars. We have entered into a series of forward contracts to mitigate a portion of this foreign exchange rate exposure. These contracts have maturities through December 2007. As of July 1, 2006, the fair value of liability related to the forward contracts as determined by a third party financial institution was $0.2 million. The impact of foreign exchange on the results of operations was $1.1 million unfavorable as compared to the prior year twenty-six week period.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Due to foreign currency fluctuations during the twenty-six weeks ended July 1, 2006 and June 25, 2005, we recorded a gain of $2.6 million and a loss of $15,000, respectively, in other comprehensive income as a result of the translation of the subsidiary’s financial statements into U.S. dollars.
Forward-Looking Statements and Risk Factors
We, from time to time, make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our estimates, expectations, beliefs, intentions or strategies for the future, and the assumptions underlying such statements. We use the words “anticipates,” “believes,” “estimates,” “expects’” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify our forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Factors that could cause these differences include, but are not limited to, those set forth under Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
There have been no changes in our internal controls over financial reporting during the quarter ended July 1, 2006 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Lance, Inc. was one of nine companies sued in August 2005 in the Superior Court for the State of California for the County of Los Angeles by the Attorney General of the State of California for alleged violations of California Proposition 65. California Proposition 65 is a state law that, in part, requires Companies to warn California residents if a product contains chemicals listed within the statute. The plaintiff seeks injunctive relief and penalties but has made no specific demands. We intend to vigorously defend this suit. A related Complaint filed by the Environmental Law Foundation, as previously disclosed in our Form 10-K for the year ended December 31, 2005, was dismissed in the first quarter of 2006.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Second Amended and Restated Credit Agreement dated February 8, 2002, restricts our payment of cash dividends and repurchases of common stock if, after payment of any dividends or any repurchases of common stock, our consolidated stockholders’ equity would be less than $125.0 million. At July 1, 2006, our consolidated stockholders’ equity was approximately $219.0 million.

LANCE, INC. AND SUBSIDIARIES
Item 4. Submission of Matters to a Vote of Security Holders
At our Annual Meeting of Stockholders held on April 27, 2006, the following proposals were submitted to a vote of the stockholders:
1.	Election of nominees to the Board of Directors:

For Term Ending in 2009	Shares Voted in Favor	Shares Withheld
Jeffery A. Atkins	27,807,545	114,768
J.P. Bolduc	27,723,459	198,854
William R. Holland	27,436,003	486,309
Isaiah Tidwell	27,428,382	493,931
2.	Ratification of the selection of KPMG LLP as our independent registered public accounting firm for fiscal year 2006; approved by a vote of 27,453,286 shares in favor, 447,237 shares against and 21,788 shares abstaining.
The 2006 Annual Meeting of Stockholders was held on April 27, 2006 and the 2007 Annual Meeting of Stockholders is scheduled for April 26, 2007.
Item 6. Exhibits
          (a) Exhibits
3.1	Restated Articles of Incorporation of Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998 (File No. 0-398).

3.2	Articles of Amendment of Lance, Inc. dated July 14, 1998 designating rights, preferences and privileges of the Registrant’s Series A Junior Participating Preferred Stock, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998 (File No. 0-398).

3.3	Bylaws of Lance, Inc., as amended through April 25, 2002, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 29, 2002 (File No. 0-398).

10.1*	Lance, Inc. 2006 Three-Year Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2006 (File No. 0-398).

10.2*	Lance, Inc. 2006 Annual Performance Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 3, 2006 (File No. 0-398).

LANCE, INC. AND SUBSIDIARIES
10.3*	Restricted Stock Unit Award Agreement Amendment dated April 27, 2006 between the Company and David V. Singer, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 3, 2006 (File No. 0-398).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Contract

Items 3 and 5 are not applicable and have been omitted.

LANCE, INC. AND SUBSIDIARIES
Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCE, INC.
By:	/s/ Rick D. Puckett
Rick D. Puckett
Executive Vice President, Chief Financial Officer, Treasurer and Secretary

Dated: July 28, 2006

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
EXHIBITS
Item 6(a)
FORM 10-Q
QUARTERLY REPORT

For the quarterly period ended	Commission File Number
July 1, 2006	0-398
LANCE, INC.
EXHIBIT INDEX

Exhibit
No.	Exhibit Description

3.1	Restated Articles of Incorporation of Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998 (File No. 0-398).

3.2	Articles of Amendment of Lance, Inc. dated July 14, 1998 designating rights, preferences and privileges of the Registrant’s Series A Junior Participating Preferred Stock, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998 (File No. 0-398).

3.3	Bylaws of Lance, Inc., as amended through April 25, 2002, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 29, 2002 (File No. 0-398).

10.1*	Lance, Inc. 2006 Three-Year Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2006 (File No. 0-398).

10.2*	Lance, Inc. 2006 Annual Performance Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 3, 2006 (File No. 0-398).

10.3*	Restricted Stock Unit Award Agreement Amendment dated April 27, 2006 between the Company and David V. Singer, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 3, 2006 (File No. 0-398).

Exhibit
No.	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Contract