Form 10-Q
period 2006-09-30
LANCE INC
filed 2006-11-08
CIK 57528

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly (thirteen week) period ended September 30, 2006
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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
The number of shares outstanding of the registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock as of November 3, 2006, was 30,848,398 shares.

LANCE, INC. AND SUBSIDIARIES
INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – September 30, 2006 (Unaudited) and December 31, 2005	3

Condensed Consolidated Statements of Income (Unaudited) – Thirteen and Thirty-Nine Weeks Ended September 30, 2006 and September 24, 2005	4

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited) – Thirty-Nine Weeks Ended September 30, 2006 and September 24, 2005	5

Condensed Consolidated Statements of Cash Flows (Unaudited) – Thirty-Nine Weeks Ended September 30, 2006 and September 24, 2005	6

Notes to the Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 6. Exhibits	21

SIGNATURE	22

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of September 30, 2006 (Unaudited) and December 31, 2005
(In thousands, except share data)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$3,190	$3,543
Accounts receivable, net	67,633	59,088
Inventories	40,926	36,409
Deferred income tax asset	8,564	10,160
Assets held for sale	6,236	3,020
Prepaid expenses and other	7,435	7,405

Total current assets	133,984	119,625

Other assets
Property, plant & equipment, net	193,139	186,093
Goodwill	50,629	49,169
Other intangible assets, net	13,440	10,704
Other assets	4,363	3,488

Total assets	$395,555	$369,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$—	$36,000
Accounts payable	25,117	20,378
Accrued compensation	20,542	23,270
Accrued profit-sharing and retirement plan contributions	4,082	3,971
Accrual for casualty insurance claims	6,783	7,500
Other payables and accrued liabilities	23,238	24,931

Total current liabilities	79,762	116,050

Other liabilities and deferred credits
Long-term debt	54,686	10,215
Deferred income taxes	23,797	26,739
Accrued postretirement health care costs	1,882	2,711
Accrual for casualty insurance claims	9,001	8,227
Other long-term liabilities	3,546	3,428

Total other liabilities and deferred credits	92,912	51,320

Stockholders’ equity
Common stock, $0.83 1/3 par value (authorized: 75,000,000 shares; 30,831,460 and 29,808,705 shares outstanding at Sep. 30, 2006 and Dec. 31, 2005, respectively)	25,693	24,841
Preferred stock, $1.00 par value (authorized: 5,000,000 shares; 0 shares outstanding at September 30, 2006 and December 31, 2005)	—	—
Additional paid-in capital	30,784	13,870
Unamortized portion of restricted stock awards	—	(2,490)
Retained earnings	158,663	160,407
Accumulated other comprehensive income	7,741	5,081

Total stockholders’ equity	222,881	201,709

Total liabilities and stockholders’ equity	$395,555	$369,079

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
For the Thirteen and Thirty-Nine Weeks Ended September 30, 2006 and September 24, 2005
(In thousands, except share and per share data)

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 30,	September 24,	September 30,	September 24,
	2006	2005	2006	2005
Net sales and other operating revenue	$191,936	$171,927	$572,190	$485,499

Cost of sales and operating expenses (income):

Cost of sales	107,865	96,520	322,174	266,831
Selling, marketing and delivery	62,658	55,552	194,946	164,556
General and administrative	9,318	7,700	32,630	27,041
Other (income) expense, net	(270)	(306)	85	(356)

Total costs and expenses	179,571	159,466	549,835	458,072

Earnings before interest and income taxes	12,365	12,461	22,355	27,427

Interest expense, net	901	358	2,397	1,452

Earnings before income taxes	11,464	12,103	19,958	25,975

Income taxes	3,985	4,079	7,085	9,045

Net income	$7,479	$8,024	$12,873	$16,930

Earnings per share
Basic	$0.24	$0.27	$0.42	$0.57
Diluted	$0.24	$0.27	$0.42	$0.56

Weighted average shares outstanding — basic	30,716,000	29,944,000	30,370,000	29,826,000
Weighted average shares outstanding — diluted	31,154,000	30,242,000	30,803,000	30,112,000
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited)
For the Thirty-Nine Weeks Ended September 30, 2006 and September 24, 2005
(In thousands, except share data)

				Unamortized
				Portion of		Accumulated
			Additional	Restricted		Other
		Common	Paid-in	Stock	Retained	Comprehensive
	Shares	Stock	Capital	Awards	Earnings	Income(Loss)	Total
Balance, December 25, 2004	29,747,596	$24,788	$11,500	$(534)	$160,993	$1,968	$198,715

Comprehensive income:
Net income	—	—	—	—	16,930	—	16,930
Unrealized gain on interest rate swap, net of tax effect of $(232)	—	—	—	—	—	394	394
Foreign currency translation adjustment	—	—	—	—	—	2,202	2,202

Total comprehensive income							19,526

Cash dividends paid to stockholders	—	—	—	—	(14,293)	—	(14,293)

Repurchase of common stock	(230,736)	(192)	(3,696)	—	—	—	(3,888)

Stock options exercised, including income tax benefit of $694	333,466	277	4,287	—	—	—	4,564

Cancellation, issuance and amortization of restricted stock	(23,625)	(17)	2,167	(1,889)	—	—	261

Balance, September 24, 2005	29,826,701	$24,856	$14,258	$(2,423)	$163,630	$4,564	$204,885

Balance, December 31, 2005	29,808,705	$24,841	$13,870	$(2,490)	$160,407	$5,081	$201,709

Comprehensive income:
Net income	—	—	—	—	12,873	—	12,873
Foreign currency translation adjustment	—	—	—	—	—	2,614	2,614
Unrealized gain on forward exchange contracts, net of tax effect of $(25)	—	—	—	—	—	46	46

Total comprehensive income							15,533

Cash dividends paid to stockholders	—	—	—	—	(14,617)	—	(14,617)

Stock options exercised, including excess tax benefit of $3,293	994,330	829	17,033	—	—	—	17,862

Conversion of liability to equity instrument	—	—	634	—	—	—	634

Stock-based compensation	—	—	(1,831)	2,490	—	—	659

Cancellation, issuance and amortization of restricted stock	28,425	23	1,078	—	—	—	1,101

Balance, September 30, 2006	30,831,460	$25,693	$30,784	$—	$158,663	$7,741	$222,881

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Thirty-Nine Weeks Ended September 30, 2006 and September 24, 2005
(In thousands)

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	September 30, 2006	September 24, 2005
Operating activities
Net income	$12,873	$16,930
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	20,096	20,154
Loss (gain) on sale of property, net	69	(415)
Deferred income taxes	(1,430)	(3,549)
Changes in operating assets and liabilities	(12,559)	(6,666)

Net cash from operating activities	19,049	26,454

Investing activities
Purchases of property and equipment	(34,678)	(20,518)
Acquisition of business, net of cash acquired	—	(4,829)
Proceeds from sale of property	3,382	1,244

Net cash used in investing activities	(31,296)	(24,103)

Financing activities
Dividends paid	(14,617)	(14,293)
Issuance of common stock	17,862	3,870
Repurchase of common stock	—	(3,888)
Repayment of debt	—	(41,237)
Net proceeds from revolving credit facilities	8,396	16,000

Net cash flow from (used in) financing activities	11,641	(39,548)

Effect of exchange rate changes on cash	253	(227)

Decrease in cash and cash equivalents	(353)	(37,424)
Cash and cash equivalents at beginning of period	3,543	41,466

Cash and cash equivalents at end of period	$3,190	$4,042

Supplemental information:
Cash paid for income taxes, net of refunds of $21 and $607, respectively	$4,240	$7,497
Cash paid for interest	$2,701	$464
Stock option exercise tax benefit included in stockholders’ equity		$694
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
1.	The accompanying unaudited condensed consolidated financial statements of Lance, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in our Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2006. In our opinion, these condensed consolidated financial statements reflect all adjustments (consisting of only normal, recurring accruals) necessary to present fairly our condensed consolidated financial position as of September 30, 2006 and December 31, 2005 and the condensed consolidated statements of income for the thirteen and thirty-nine weeks ended September 30, 2006 and September 24, 2005 and the condensed consolidated statements of stockholders’ equity and comprehensive income and cash flows for the thirty-nine weeks ended September 30, 2006 and September 24, 2005.

Previously, the profit-sharing plan utilized reported net income as the basis for determining the related expense provision. Effective for 2006, the profit-sharing plan was amended, and the related expense provision is now calculated as a percentage of employees’ eligible earnings. Therefore, the related provision for employees’ retirement plans in the current and prior periods have been classified on the condensed consolidated financial statements, consistent with other employee benefit expenses, as cost of sales, selling, marketing and delivery, and general and administrative. This reclassification had no impact on net income, financial position, or cash flows. Certain other prior year amounts shown in the accompanying condensed consolidated financial statements have also been reclassified for consistent presentation.

2.	The consolidated results of operations for the thirteen and thirty-nine weeks ended September 30, 2006 are not necessarily indicative of the results to be expected for the fifty-two week fiscal year ending December 30, 2006.

3.	Preparing financial statements requires management to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. Examples include customer returns and promotions, provisions for bad debts, inventory valuations, useful lives of fixed assets, hedge transactions, supplemental retirement benefits, intangible asset valuations, incentive compensation, income taxes, insurance, post-retirement benefits, contingencies and legal proceedings. Actual results may differ from these estimates under different assumptions or conditions.

4.	The principal raw materials used in the manufacture of our snack food products are flour, vegetable oil, sugar, potatoes, peanut butter, nuts, cheese, and seasonings. The principal supplies used are flexible film, cartons, trays, boxes, and bags. These raw materials and supplies are generally available in adequate quantities in the open market either from sources in the United States or from other countries. These raw materials are generally contracted up to a year in advance.

5.	We utilize the dollar value last-in, first-out (“LIFO”) method of determining the cost of approximately 40% of our inventories. Because inventory valuations under the LIFO method are based on annual determinations, the interim LIFO valuations require management to estimate year-end costs and levels of inventories. The variation between estimated year-end costs and levels of LIFO inventories compared to the actual year-end amounts may materially affect the results of operations for the full year.

LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Inventories consist of:

	September 30,	December 31,
(in thousands)	2006	2005

Finished goods	$22,582	$22,658
Raw materials	9,199	7,630
Supplies, etc.	13,924	11,041

Total inventories at FIFO cost	45,705	41,329
Less adjustments to reduce FIFO cost to LIFO cost	(4,779)	(4,920)

Total inventories	$40,926	$36,409

6.	The following tables provide a reconciliation of the common shares used for basic earnings per share and diluted earnings per share (there are no adjustments to reported net income required when computing diluted earnings per share for the numerator amounts of basic and diluted earnings per share):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30,	September 24,	September 30,	September 24,
(in thousands)	2006	2005	2006	2005

Weighted average number of common shares used for basic earnings per share	30,716	29,944	30,370	29,826
Effect of potential dilutive shares	438	298	433	286

Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	31,154	30,242	30,803	30,112

Anti-dilutive shares excluded from the above reconciliation	—	364	—	364

7.	During the thirty-nine weeks ended September 30, 2006 and September 24, 2005, accumulated other comprehensive income included unrealized gains of $2.6 million and $2.2 million, respectively, due to foreign currency translation. Income taxes on the foreign currency translation adjustment in other comprehensive income were not recognized because the earnings are intended to be reinvested indefinitely in those operations. Accumulated other comprehensive income for the thirty-nine weeks ended September 30, 2006 and September 24, 2005, also included unrealized gains of less than $0.1 million, net of tax effect, and $0.4 million, net tax effect of $0.2 million, respectively, related to an interest rate swap and forward exchange contracts accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133.

8.	In 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. The criteria provided in SFAS No. 142 require the testing of impairment based on fair value. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values. We test goodwill and intangible assets for impairment no less than annually as required under the provisions of SFAS No. 142. These tests indicated that there was no impairment of goodwill or intangible assets with indefinite useful lives.

LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The change in the carrying amount of goodwill for the thirty-nine weeks ended September 30, 2006 is as follows:

Carrying
(in thousands)	Amount

Balance as of December 31, 2005	$49,169
Effect of foreign currency exchange rate changes	1,460

Balance as of September 30, 2006	$50,629

During the thirty-nine weeks ended September 30, 2006, adjustments to the purchase price allocation from the acquisition of substantially all of the assets of Tom’s Foods Inc. increased the carrying value of intangible assets by approximately $2.7 million.

9.	Sales to our largest customer, Wal-Mart Stores, Inc., were 19% and 23% of revenue for the thirteen weeks ended September 30, 2006 and September 24, 2005, respectively, and 19% and 22% of revenue for the thirty-nine weeks ended September 30, 2006 and September 24, 2005, respectively. Accounts receivable at September 30, 2006 and December 31, 2005 included receivables from Wal-Mart Stores, Inc. totaling $15.1 million and $11.8 million, respectively.

10.	For the thirteen weeks ended September 30, 2006 and September 24, 2005, net bad debt expense was $0.6 million and $0.5 million, respectively, and for the thirty-nine weeks ended September 30, 2006 and September 24, 2005, net bad debt expense was $0.6 million and $0.9 million, respectively. Net bad debt expense is included in selling, marketing and delivery in the accompanying condensed consolidated statements of income.

11.	Beginning January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. We elected the modified prospective application method in adopting SFAS No. 123(R), and prior period amounts have not been restated. In accordance with SFAS No. 123(R), we have calculated the fair value of our stock options issued to employees using the Black-Scholes model at the time the options were granted. That amount is amortized over the vesting period of the option.

Prior to the effective date of SFAS No. 123(R), we followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations for stock options granted to employees and directors. Because the exercise price of our stock options equaled the fair market value of the underlying stock on the date of grant, no compensation expense was recognized. We had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following illustrates the pro-forma information, as required under SFAS No. 123, determined as if we had applied the fair value method of accounting for stock options, during the thirteen and thirty-nine weeks ended September 24, 2005:

	Thirteen	Thirty-Nine
	Weeks Ended	Weeks Ended
	September 24,	September 24,
(in thousands, except per share data)	2005	2005
Net income as reported	$8,024	$16,930
Earnings per share as reported – basic	0.27	0.57
Earnings per share as reported – diluted	0.27	0.56
Additional stock-based compensation costs, net of tax effect, that would have been included in net income if the fair value method had been applied	42	125
Pro-forma net income	7,982	16,805
Pro-forma earnings per share – basic	0.27	0.56
Pro-forma earnings per share – diluted	$0.26	$0.56
No options were granted during the thirteen weeks ended September 30, 2006. The following assumptions were used in valuing our options granted during the thirty-nine weeks ended September 30, 2006:

Stock option grants	108,652
Weighted-average risk free interest rate	4.54%
Expected life	6.5 years
Expected volatility	31.20%
Weighted-average dividend yield	3.21%
The weighted-average fair value of stock options granted during the thirty-nine weeks ended September 30, 2006 was $5.50 per option granted. The additional stock-based compensation expense related to the adoption of SFAS No. 123(R) was $0.1 million and $0.9 million for the thirteen and thirty-nine weeks ended September 30, 2006, respectively, which includes both the effects of the issuance of non-qualified stock options and long-term plans with future grant dates.

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS No. 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those stock options (excess tax benefits) to be classified as financing cash flows. The excess tax benefit for the thirty-nine weeks ended September 30, 2006 was $3.3 million. Prior to the adoption of SFAS No. 123(R), the unamortized portion of restricted stock was presented as a separate item on the condensed consolidated balance sheets. Under SFAS 123(R), the unamortized portion of restricted stock is included as a reduction in additional paid-in capital as of January 1, 2006.

LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
12.	Net periodic benefit income for our post-retirement medical benefit plan consists of the following:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30,	September 24,	September 30,	September 24,
(in thousands)	2006	2005	2006	2005

Components of net periodic benefit cost (income):
Service cost	$1	$10	$2	$31
Interest cost	12	18	37	54
Recognized net gain	(181)	(173)	(543)	(520)

Net periodic benefit income	$(168)	$(145)	$(504)	$(435)

For the thirteen and thirty-nine weeks ended September 30, 2006, we paid $0.2 million and $0.6 million in retiree benefit claims and received $0.1 million and $0.3 million in plan participant contributions, respectively. For the thirteen and thirty-nine weeks ended September 24, 2005, we paid $0.3 million and $0.7 million in retiree benefit claims and received $0.1 million and $0.3 million in plan participant contributions, respectively.

13.	Long-term debt consists of the following:

	September 30,	December 31,
(in thousands)	2006	2005

Unsecured revolving credit facility US$60 million and Cdn$25 million	$13,686	$10,215
Unsecured short-term revolving credit facility US$50 million	41,000	36,000

Total debt	54,686	46,215
Less current portion of long-term debt	—	(36,000)

Total long-term debt	$54,686	$10,215

Effective October 20, 2006, the existing U.S. and Canadian unsecured revolving credit facilities were refinanced with a new, unsecured credit facility (the “New Credit Facility”) that matures in October 2011. The New Credit Facility is made up of a $100 million U.S. revolving credit line (the “U.S. Revolver”), a Cdn$15 million Canadian revolving credit line (the “Canadian Revolver”), and a $50 million U.S. term loan (the “Term Loan”). Under certain circumstances and subject to certain conditions, we have the option to increase available credit under the U.S. Revolver by up to $50 million during the life of the facility. The New Credit Facility contains customary covenants that are substantially similar to the covenants in the existing credit facilities, including a maximum leverage ratio and a minimum interest coverage ratio. The Term Loan and U.S. Revolver will, at our discretion, bear variable interest at a U.S base rate or a Eurodollar rate plus an applicable margin that will be subject to quarterly adjustment based on certain financial ratios. The Canadian Revolver will, at our discretion, bear variable interest at the Canadian Bankers’ Acceptance rate or the Canadian prime rate. The Company will also pay a facility fee under the New Credit Facility. The New Credit Facility was entered into for the purpose of increasing available credit and refinancing current obligations under the existing credit facilities on a long-term basis. As a result, the amounts outstanding on September 30, 2006 under the existing credit facilities were excluded from current liabilities and shown as long-term debt on the condensed consolidated balance sheet in accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced.”

LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
14.	Lance, Inc. was one of nine companies sued in August 2005 in the Superior Court for the State of California for the County of Los Angeles by the Attorney General of the State of California for alleged violations of California Proposition 65. California Proposition 65 is a state law that, in part, requires Companies to warn California residents if a product contains chemicals listed within the statute. The plaintiff seeks injunctive relief and penalties but has made no specific demands. We intend to vigorously defend this suit. Due to the inherent uncertainties of litigation, the outcome of this unresolved matter cannot be predicted at this time, nor can the amount of any potential loss be reasonably estimated. A related Complaint filed by the Environmental Law Foundation, as previously disclosed in our Form 10-K for the year ended December 31, 2005, was dismissed in the first quarter of 2006.

15.	We issued 300,000 restricted stock units in May 2005, of which 150,000 were to be settled in cash and 150,000 were to be settled in stock. During 2006, the Compensation Committee of the Board of Directors approved an amendment re-designating the 150,000 units that were to be settled in cash to units settled in stock. Pursuant to SFAS No. 123(R), these restricted units are now classified as equity as opposed to a liability. Accordingly, there was a $0.6 million increase to additional paid-in capital recorded on the condensed consolidated balance sheet with an offsetting reduction in long-term liabilities during the second quarter of 2006.

16.	At September 30, 2006, and December 31, 2005, we had $6.2 million and $3.0 million, respectively, of assets held for sale that are continuing to be actively marketed. The assets at September 30, 2006 are primarily related to two plants that were acquired from Tom’s Foods Inc. and subsequently closed.

17.	In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting For Uncertainty in Income Taxes – an Interpretation of FASB Statement 109,” (“FIN 48”). FIN 48 is effective for fiscal years beginning after December 15, 2006. We are evaluating the impact that FIN 48 will have on our financial condition, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are evaluating the impact that SFAS No. 157 will have on our financial condition, results of operations and cash flows.

The FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 will require employers to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also will require an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. Most of the provisions of SFAS No. 158 are effective at the end of the fiscal year ending after December 15, 2006. The year-end measurement requirement will be effective for fiscal years ending after December 15, 2008. We are evaluating the impact that SFAS No. 158 will have on our financial condition, results of operations and cash flows.

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
Results of Operations
Thirteen Weeks Ended September 30, 2006 Compared to Thirteen Weeks Ended September 24, 2005

					Variance
	Thirteen Weeks Ended				Favorable/
($ In thousands)	September 30, 2006		September 24, 2005		(Unfavorable)

Revenue	$191,936	100.0%	$171,927	100.0%	$20,009	11.6%
Cost of sales	107,865	56.2%	96,520	56.1%	(11,345)	(11.8%)

Gross margin	84,071	43.8%	75,407	43.9%	8,664	11.5%
Selling, marketing and delivery	62,658	32.6%	55,552	32.3%	(7,106)	(12.8%)
General and administrative	9,318	4.9%	7,700	4.5%	(1,618)	(21.0%)
Other income, net	(270)	(0.1%)	(306)	(0.2%)	(36)	(11.8%)

Earnings before interest and taxes	12,365	6.4%	12,461	7.2%	(96)	(0.8%)
Interest expense, net	901	0.5%	358	0.2%	(543)	(151.7%)
Income taxes	3,985	2.1%	4,079	2.4%	94	2.3%

Net income	$7,479	3.9%	$8,024	4.7%	$(545)	(6.8%)

Results of operations for the thirteen weeks ended September 30, 2006 were impacted by the acquisition of substantially all of the assets of Tom’s Foods Inc. (“TFI”), which occurred during the fourth quarter of 2005. Integration of the TFI acquisition continued through the third quarter of 2006 and is expected to be completed by the end of 2006. Charges in the third quarter related to the integration included an expense of approximately $0.1 million related to retention incentives for employees important to the integration process and a write-off of obsolete inventory of $0.4 million.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
For the thirteen weeks ended September 30, 2006, revenue increased $20.0 million or 12% compared to the thirteen weeks ended September 24, 2005. Our branded product revenue increased $18.7 million or 18% and non-branded product revenue increased $1.3 million or 2%. The branded product revenue growth was driven by increased revenue from salty snacks of $14.4 million, sandwich crackers and cookies of $4.1 million and nuts of $1.8 million, partially offset by declines in cake and food service products. The increase in salty snack revenue reflected the impact of the addition of Tom’s branded products as well as continued growth in Cape Cod product revenue. The $1.3 million increase in non-branded product revenue consisted of a $1.4 million increase in contract manufacturing revenue and a $1.2 million increase in private label revenue, partially offset by a $1.3 million decline in sales of third-party brands. Revenue from the grocery and convenience store channels increased during the thirteen weeks ended September 30, 2006 compared to the same period in the prior year. However, sales to the mass merchandiser channel were lower than prior year levels as a result of significant changes in promotional activities from customers within the channel. The vending channel also declined significantly from the prior year due partially to volume declines in school vending customers and fewer vending machines at customer locations.
For the thirteen weeks ended September 30, 2006, branded product revenue represented 64% of total revenue compared to 60% for the thirteen weeks ended September 24, 2005. For the thirteen weeks ended September 30, 2006, non-branded product revenue, as a percent of total revenue, consisted of private label sales (27%), contract manufacturing revenue (8%) and sales of third-party brands (1%). For the same period last year, non-branded product revenue, as a percent of total revenue, consisted of private label sales (30%), contract manufacturing revenue (9%) and sales of third-party brands (1%).
Gross margin increased $8.7 million compared to the prior year principally due to increased volume but declined 10 basis points as a percentage of net revenue due to higher production costs of the acquired TFI facilities resulting from low capacity utilization, $3.8 million of higher commodity, packaging and natural gas prices, and a $0.4 million unfavorable impact of foreign currency. These increases in expenses as compared to the same prior year thirteen-week period were significantly offset by net price increases and favorable product mix.
Selling, marketing and delivery expenses increased $7.1 million compared to the prior year, principally due to additional costs incurred to support higher sales volume. The increased expenses compared to the prior year include higher wage, salary, and commission expenses of approximately $4.4 million and increased delivery related expenses of $2.0 million. As a percentage of net revenue, expenses for selling, marketing and delivery increased 30 basis points primarily due to increased fuel rates of $0.7 million.
General and administrative expenses increased $1.6 million compared to prior year. The increase was the result of higher salaries and benefits of $1.7 million due in part to the addition of the TFI facilities, offset slightly by decreases in various other expenses.
Net interest expense increased $0.5 million due mainly to higher levels of debt as a result of the TFI acquisition.
The effective income tax rate increased from 33.7% for the thirteen weeks ended September 24, 2005 to 34.8% for the thirteen weeks ended September 30, 2006 as a result of differences in income tax adjustments and changes in earnings among the consolidated entities.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Thirty-nine Weeks Ended September 30, 2006 Compared to Thirty-nine Weeks Ended September 24, 2005

					Variance
		Thirty-Nine Weeks Ended			Favorable/
($ In thousands)	September 30, 2006		September 24, 2005		(Unfavorable)

Revenue	$572,190	100.0%	$485,499	100.0%	$86,691	17.9%
Cost of sales	322,174	56.3%	266,831	55.0%	(55,343)	(20.7%)

Gross margin	250,016	43.7%	218,668	45.0%	31,348	14.3%
Selling, marketing and delivery	194,946	34.1%	164,556	33.9%	(30,390)	(18.5%)
General and administrative	32,630	5.7%	27,041	5.6%	(5,589)	(20.7%)
Other expense (income),net	85	0.0%	(356)	(0.1%)	(441)	(123.9%)

Earnings before interest	22,355	3.9%	27,427	5.7%	(5,072)	(18.5%)
Interest expense, net	2,397	0.4%	1,452	0.3%	(945)	(65.1%)
Income taxes	7,085	1.2%	9,045	1.9%	1,960	21.7%

Net income	$12,873	2.2%	$16,930	3.5%	$(4,057)	(24.0%)

Results of operations for the thirty-nine weeks ended September 30, 2006 were impacted by the TFI acquisition, which occurred during the fourth quarter of 2005. Integration of the TFI acquisition continued through the third quarter of 2006 and resulted in incremental overhead costs during this stage of the integration plan, which is expected to be completed by the end of 2006. Included in these costs for the thirty-nine week period were expenses of approximately $2.8 million primarily related to retention incentives for employees important to the integration process. For the thirty-nine weeks ended September 24, 2005, we recorded a $2.5 million charge for executive severance related expenses.
For the thirty-nine weeks ended September 30, 2006, revenue increased $86.7 million or 18% compared to the thirty-nine weeks ended September 24, 2005. Our branded product revenue increased $67.7 million or 23% and non-branded product revenue increased $19.0 million or 10%. The branded product revenue growth was driven by increased revenue from salty snacks of $44.8 million, sandwich crackers and cookies of $16.7 million and nuts of $4.5 million, partially offset by declines in cake and food service products. The increase in salty snack revenue reflected the impact of the addition of Tom’s branded products and continued growth in Cape Cod product revenue. The $19.0 million increase in non-branded product revenue consisted of a $12.6 million increase in private label revenue due to continued revenue growth from new and existing customers and a $7.8 million increase in contract manufacturing revenue primarily as a result of the TFI acquisition, partially offset by a $1.4 million decline in sales of third-party brands. Revenue from the grocery and convenience store channels increased during the thirty-nine weeks ended September 30, 2006 compared to the same period in the prior year. Sales to the mass merchandiser channel were slightly higher compared to same period in the prior year. However, the vending, and food service declined compared to prior year.
For the thirty-nine weeks ended September 30, 2006, branded product revenue represented 64% of total revenue compared to 61% for the thirty-nine weeks ended September 24, 2005. For the thirty-nine weeks ended September 30, 2006, non-branded product revenue, as a percent of total revenue consisted of private label sales (26%), contract manufacturing revenue (8%) and sales of third-party brands (2%). For the same period last year, non-branded product revenue, as a percent of total revenue consisted of private label sales (29%), contract manufacturing revenue (8%) and sales of third-party brands (2%).

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Gross margin increased $31.3 million principally due to increased volume but declined 130 basis points as a percentage of net revenue due to higher production costs of the acquired TFI facilities due to low capacity utilization, $7.6 million higher commodity, packaging and natural gas prices, and a $1.2 million unfavorable impact of foreign currency as compared to the prior year. These increased expenses compared to the same prior year thirty-nine week period were partially offset by net price increases.
Selling, marketing and delivery expenses increased $30.4 million compared to the prior year principally due to increased costs to support higher sales volume. As a percentage of net revenue, these costs increased 20 basis points year over year. The increase in expenses compared to the prior year includes increases in wages, salary, and commission expense of approximately $15.3 million and increased delivery expenses of $10.3 million, of which approximately $2.4 million related to fuel rate increases. Other increases compared to the prior year include costs related to employee retention agreements of approximately $1.5 million, increased spending for advertising of $1.4 million and various other expenses.
General and administrative expenses increased $5.6 million compared to prior year. During the same period in the prior year, a $2.5 million charge was recorded for executive severance related expenses. Excluding this charge, general and administrative expenses would have increased $8.1 million compared to the prior year, or an increase of 60 basis points relative to net revenue. The increase was primarily the result of higher salary related costs of $4.2 million, increases in equity incentive compensation of $1.8 million, which includes a $0.9 million increase due to the adoption of SFAS No. 123(R) and costs relating to retention agreements of approximately $0.8 million. Other increases compared to the prior year include severance costs, information technology expenses, and relocation expenses.
Other expense (income), net increased $0.4 million compared to the prior year due to lower net gains on property, plant and equipment disposals.
Net interest expense increased $0.9 million due mainly to higher levels of debt as a result of the TFI acquisition.
The effective income tax rate increased from 34.8% for the thirty-nine weeks ended September 24, 2005 to 35.5% for the thirty-nine weeks ended September 30, 2006. The increase was the result of unfavorable tax differences as compared to the prior year and changes in earnings among the consolidated entities.
Liquidity and Capital Resources
Liquidity
For the thirty-nine weeks ended September 30, 2006, the principal sources of liquidity for operating needs were provided by operating activities, financing activities and cash on hand. Cash flow from operating activities, cash on hand and existing borrowing facilities are believed to be sufficient for the foreseeable future to enable us to meet our obligations, fund capital expenditures and pay cash dividends. As of September 30, 2006, cash and cash equivalents totaled $3.2 million.
Cash Flow
Net cash flow from operating activities was $19.0 million and $26.5 million for the thirty-nine weeks ended September 30, 2006 and September 24, 2005, respectively. Working capital other than cash and cash equivalents and current portion of long-term debt increased to $51.0 million from $36.0 million at December 31, 2005.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net cash flow used in investing activities was $31.3 million for the thirty-nine weeks ended September 30, 2006. Cash expenditures for fixed assets, principally manufacturing equipment, step-vans for field sales representatives and sales displays, totaled $34.7 million, partially funded by proceeds from the sale of assets of $3.4 million.
Cash from financing activities for the thirty-nine weeks ended September 30, 2006 totaled $11.6 million. Cash used in financing activities for the thirty-nine weeks ended September 24, 2005 totaled $39.5 million. During the thirty-nine weeks ended September 30, 2006 and September 24, 2005, we paid dividends of $0.48 per share totaling $14.6 million and $14.3 million, respectively. In addition, we received cash and related excess tax benefits of $17.9 million and $3.9 million during the thirty-nine weeks ended September 30, 2006 and September 24, 2005, respectively, as a result of the exercise of stock options by employees. Net proceeds from our revolving credit facility totaled $8.4 million and $16.0 million during the thirty-nine weeks ended September 30, 2006 and September 24, 2005, respectively. Debt of $41.2 million was repaid during the thirty-nine weeks ended September 24, 2005.
Stock Repurchases
On February 9, 2006, the Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock through February 2007. For the thirty-nine weeks ended September 30, 2006, we did not repurchase any shares of our common stock, but we regularly evaluate share repurchase opportunities.
Dividends
On October 25, 2006, the Board of Directors declared a quarterly cash dividend of $0.16 per share, payable on November 20, 2006 to stockholders of record on November 10, 2006.
Investing Activities
Capital expenditures are expected to continue at a level sufficient to support our strategic and operating needs. Capital expenditures and other investing activities for 2006 are projected to range between $45 and $50 million funded by net cash flow from operating activities, cash on hand, and borrowing facilities. Capital expenditures for purchases of property and equipment were $27.6 million for the year ended December 31, 2005.
Debt
As of September 30, 2006, we had the ability to borrow up to $60 million and Canadian (“Cdn”) $25 million through February 8, 2007 under the unsecured revolving credit facility. We also had the ability to borrow up to $50 million through October 20, 2006 under the short-term revolving credit facility. At September 30, 2006 and December 31, 2005 there was $54.7 million and $46.2 million outstanding, respectively, on these revolving credit facilities.
At September 30, 2006 and December 31, 2005, we had the following debt outstanding:

	September 30,	December 31,
(in thousands)	2006	2005

Unsecured revolving credit facility US$60 million and Cdn$25 million	$13,686	$10,215
Unsecured short-term revolving credit facility US$50 million	41,000	36,000

Total debt	54,686	46,215
Less current portion of long-term debt	—	(36,000)

Total long-term debt	$54,686	$10,215

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Effective October 20, 2006, the existing U.S. and Canadian unsecured revolving credit facilities were refinanced with a new, unsecured credit facility (the “New Credit Facility”) that matures in October 2011. The New Credit Facility is made up of a $100 million U.S. revolving credit line (the “U.S. Revolver”), a Cdn$15 million Canadian revolving credit line (the “Canadian Revolver”), and a $50 million U.S. term loan (the “Term Loan”). Under certain circumstances and subject to certain conditions, we have the option to increase available credit under the U.S. Revolver by up to $50 million during the life of the facility. The New Credit Facility contains customary covenants that are substantially similar to the covenants in the existing credit facilities, including a maximum leverage ratio and a minimum interest coverage ratio. The Term Loan and U.S. Revolver will, at our discretion, bear variable interest at a U.S base rate or a Eurodollar rate plus an applicable margin that will be subject to quarterly adjustment based on certain financial ratios. The Canadian Revolver will, at our discretion, bear variable interest at the Canadian Bankers’ Acceptance rate or the Canadian prime rate. The Company will also pay a facility fee under the New Credit Facility.
Additional borrowings available under all existing credit facilities totaled $77.7 million as of September 30, 2006. We have complied with all financial covenants contained in the credit facilities. With the execution of the New Credit Facility, additional borrowings available will increase approximately $31 million as of October 20, 2006.
We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $20.6 million as of September 30, 2006.
Commitments and Contingencies
We lease facilities and equipment classified as operating leases. The future minimum lease commitments for operating leases as of September 30, 2006 were $4.3 million.
We have entered into agreements with suppliers for the purchase of certain commodities and packaging materials used in the production process. These agreements arise in the normal course of business and consist of agreements to purchase specific quantities over a period of time. As of September 30, 2006, outstanding purchase commitments totaled approximately $43.1 million. These commitments range in length from a few weeks to 18 months.
Market Risks
The principal market risks that may adversely impact results of operations and financial position are changes in raw material prices, energy and fuel costs, interest and foreign exchange rates and credit risks. We selectively use derivative financial instruments to manage these risks. There are no market risk sensitive instruments held for trading purposes.
At times, we may enter into commodity futures and option contracts to manage fluctuations in prices of anticipated purchases of commodities. Our policy is to use these commodity derivative financial instruments only to the extent necessary to manage these exposures. We do not use these financial instruments for trading purposes. As of September 30, 2006, there were no outstanding commodity futures or option contracts.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Debt obligations and additional borrowings available under our New Credit Facility will incur interest at variable rates, based on changes in Eurodollar rate, U.S. base rate, Canadian Bankers’ Acceptance discount rate, and Canadian prime rate. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable rate debt. As of September 30, 2006, we had no outstanding interest rate swap agreements. As of September 30, 2006, the weighted average interest rate was 5.77%. A 10% increase in the underlying interest rate would have had an insignificant impact on interest expense for the thirteen and thirty-nine weeks ended September 30, 2006 and September 24, 2005.
We are exposed to credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. As of September 30, 2006 and December 31, 2005, we had allowances for doubtful accounts of $2.8 million and $5.3 million, respectively. The decrease in allowances for doubtful accounts during the thirty-nine weeks ended September 30, 2006 is primarily due to the write-off of previously reserved accounts receivable acquired from TFI.
Through the operations of our Canadian subsidiary, there is an exposure to foreign exchange rate fluctuations, primarily between U.S. dollars and Canadian dollars. A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of the operations’ costs, such as raw materials and direct labor, are denominated in Canadian dollars. We have entered into a series of forward contracts to mitigate a portion of this foreign exchange rate exposure. These contracts have maturities through December 2007. As of September 30, 2006, the fair value of the asset related to the forward contracts as determined by a third party financial institution was $0.1 million. The impact of foreign exchange on the results of operations was $1.4 million unfavorable as compared to the prior year thirty-nine week period.
Due to foreign currency fluctuations during the thirty-nine weeks ended September 30, 2006 and September 24, 2005, we recorded gains of $2.6 million and $2.2 million, respectively, in other comprehensive income as a result of the translation of the subsidiary’s financial statements into U.S. dollars.
Forward-Looking Statements and Risk Factors
We, from time to time, make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our estimates, expectations, beliefs, intentions, or strategies for the future, and the assumptions underlying such statements. We use the words “anticipates,” “believes,” “estimates,” “expects’” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify our forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Factors that could cause these differences include, but are not limited to, those set forth under Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.
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

LANCE, INC. AND SUBSIDIARIES
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Credit Agreement dated October 20, 2006, restricts our payment of cash dividends and repurchases of common stock if, after payment of any dividends or any repurchases of common stock, our consolidated stockholders’ equity would be less than $125.0 million. At September 30, 2006, our consolidated stockholders’ equity was $222.9 million.
Item 6. Exhibits
(a)	Exhibits
3.1	Restated Articles of Incorporation of Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998 (File No. 0-398).

3.2	Articles of Amendment of Lance, Inc. dated July 14,1998 designating rights, preferences and privileges of the Registrant’s Series A Junior Participating Preferred Stock, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998 (File No. 0-398).

3.3	Bylaws of Lance, Inc., as amended through April 25, 2002, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 29, 2002 (File No. 0-398).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
Rick D. Puckett
Executive Vice President, Chief Financial Officer, Treasurer and Secretary

Dated: November 8, 2006

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
EXHIBITS
Item 6(a)
FORM 10-Q
QUARTERLY REPORT

For the quarterly period ended September 30, 2006	Commission File Number 0-398
LANCE, INC.
EXHIBIT INDEX

Exhibit
No.	Exhibit Description

3.1
Restated Articles of Incorporation of Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998 (File No. 0-398).

3.2
Articles of Amendment of Lance, Inc. dated July, 14 1998 designating rights, preferences and privileges of the Registrant’s Series A Junior Participating Preferred Stock, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998 (File No. 0-398).

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