Form 10-K
period 2006-12-30
LANCE INC
filed 2007-03-13
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2006
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

(Mailing address of principal executive offices)
Registrant’s telephone number, including area code: (704) 554-1421
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
$0.83-1/3 Par Value Common Stock	The NASDAQ Stock Market LLC

Rights to Purchase $1 Par Value Series A Junior Participating Preferred Stock	The NASDAQ Stock Market LLC
Securities Registered Pursuant to Section 12(g) of the Act: NONE
Indicate by checkmark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by checkmark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☐
The aggregate market value of shares of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of voting stock, held by non-affiliates as of July 1, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $697,981,000
The number of shares outstanding of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of March 2, 2007, was 30,872,266 shares.

Documents Incorporated by Reference
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2007 are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business
General
Lance, Inc. was incorporated as a North Carolina corporation in 1926. We operate in one segment, snack food products. Our corporate offices and principal manufacturing facilities are located in Charlotte, North Carolina. We also have manufacturing operations in Burlington, Iowa; Waterloo, Ontario; Guelph, Ontario; Cambridge, Ontario; Hyannis, Massachusetts; Columbus, Georgia; Perry, Florida; and Corsicana, Texas. In April 2005, we acquired a sugar wafer plant in Cambridge, Ontario, Canada. In October 2005, we acquired substantially all of the assets of Tom’s Foods Inc. (Tom’s), including bakery operations in Columbus, Georgia and potato chip plants in Perry, Florida; Fresno, California; Corsicana, Texas and Knoxville, Tennessee. We closed the Fresno, California plant shortly after the acquisition in 2005. During 2006, we closed and sold the Knoxville, Tennessee plant. The Fresno, California plant and certain properties in Columbus, Georgia are currently held for sale.
Products
We manufacture, market and distribute a variety of snack food products. We manufacture products including sandwich crackers and cookies, restaurant style crackers, potato chips, tortilla chips, cookies, sugar wafers, nuts, candy and other salty snacks. In addition, we purchase certain cakes, candy, meat snacks, restaurant style crackers, salty snacks and cookies for resale in order to broaden our product offerings. We use third-party manufacturers to produce certain products that we also manufacture based on production commitments and the location of customers. Products are packaged in various single-serve, multi-pack and family-size configurations. We manufacture approximately 90% of all of the products we sell and the remainder is purchased for resale.
We sell both branded and non-branded products. Our branded products are principally sold under the Lance, Cape Cod Potato Chips and Tom’s brands. During 2006 and 2005, branded products represented approximately 64% and 62% of total revenue, respectively. Non-branded products represented approximately 36% and 38% of total 2006 and 2005 revenue, respectively. Non-branded products consist of private label, contract manufacturing and products sold under third-party brands. Private label products are sold to retailers and distributors using a controlled brand. Contract manufacturing products are produced for other branded manufacturers. Third-party brands consist of products we distribute for other branded companies.
Intellectual Property
Trademarks that are important to our business are protected by registration or other means in the United States and most other markets where the related products are sold. We own various registered trademarks for use with our branded products including LANCE, CAPE COD POTATO CHIPS, TOM’S, TOASTCHEE, TOASTY, NEKOT, NIPCHEE, CHOC-O-LUNCH, VAN-O-LUNCH, GOLD-N-CHEES, CAPTAIN’S WAFERS, THUNDER, OUTPOST, and a variety of other marks and designs. We license trademarks, including DON PABLO’s and BUGLES, for limited use on certain products that are classified as branded product sales.
We also own registered trademarks including VISTA, JODAN and CARRIAGE HILL that are used in connection with our private label, non-branded products.

Distribution
Distribution through our direct-store delivery (DSD) route sales system accounted for approximately 47% of 2006 revenues. At December 30, 2006, the DSD system consisted of approximately 1,500 sales routes in 25 states, mostly located within the southeastern and Mid-Atlantic United States. Each sales route is served by one sales representative. We use our own fleet of tractors and trailers to make weekly deliveries of products throughout our DSD system. Each route maintains stockroom space for inventory through either individual stockrooms or distribution facilities. The sales representatives load step-vans from these stockrooms for delivery to customers. As of December 30, 2006, we owned approximately 90% of the step-vans with the balance owned by employees.
Approximately 53% of our total revenues in 2006 were generated from direct sales. These sales are generally distributed by direct shipments or customer pick-ups. Direct sales are shipped through third-party carriers and our own transportation fleet. Direct sales are shipped to customer locations throughout most of the United States and other parts of North America. We utilize our own personnel, independent distributors and brokers to solicit direct sales.
Customers
The customer base for our branded products include convenience stores, grocery stores, distributors, mass merchandisers, food service establishments, club stores, discount stores and various other customers including drug stores, schools, military, government facilities and “up and down the street” outlets such as recreational facilities, offices and other independent retailers. Private label customers include grocery stores, mass merchandisers and discount stores. We also manufacture products for branded manufacturers. At the end of 2006, a plan was implemented to discontinue all company-owned vending operations by the middle of 2007.
Revenue from our largest customer, Wal-Mart Stores, Inc., was approximately 18% of revenue in 2006, 21% in 2005 and 18% in 2004. While we enjoy a continuing business relationship with Wal-Mart Stores, Inc., the loss of this business or a substantial portion of this business could have a material adverse effect on our results of operations.
Raw Materials
The principal raw materials used to manufacture our products are vegetable oil, flour, peanuts, sugar, potatoes, peanut butter, other nuts, cheese and seasonings. The principal packaging supplies used are flexible film, cartons, trays, boxes and bags. These raw materials and supplies are generally available in adequate quantities in the open market and are often contracted up to a year in advance.

Competition and Industry
Our products are sold in highly competitive markets. Generally, we compete with manufacturers, many of whom have greater total revenues and resources than we do. The principal methods of competition are price, service, product quality and product offerings. The methods of competition and our competitive position vary according to the geographic location, the particular products and the activities of our competitors.
Employees
At the end of February 2007, we had approximately 4,800 active employees in the United States and Canada, as compared to approximately 5,500 active employees at the beginning of March 2006. None of our employees are covered by a collective bargaining agreement. The decrease in employees primarily relates to the efficiencies gained through the integration of the Tom’s acquisition that were realized during 2006.
Other Matters
Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, are available on our website free of charge. The website address is www.lance.com. All required reports are made available on the website as soon as reasonably practicable after they are filed with the Securities and Exchange Commission.
Item 1A. Risk Factors
In addition to the other information in this Form 10-K, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. Additional risks and uncertainties, including risks that we do not presently know of or currently deem immaterial, may also impair our business or results of operations.
Price competition and industry consolidation could adversely impact our performance
The sales of most of our products are subject to significant competition primarily through discounting and other price cutting techniques by competitors, many of whom are significantly larger and have greater resources than we do. In addition, there is a continuing consolidation by the major companies in the food industry, which could increase competition. Significant competition increases the possibility that we could lose one or more major customers, lose market share, increase expenditures or reduce pricing, which could have an adverse impact on our business or results of operations.
Inability to anticipate changes in consumer preferences may result in decreased demand for products, which could have an adverse impact on our future growth and operating results
Our success depends in part on our ability to respond to current market trends and to anticipate the tastes and dietary habits of consumers. Changes in consumer preferences, and our failure to anticipate, identify or react to these changes could result in reduced demand for our products, which could in turn cause our operating results to suffer.

Future product recalls or safety concerns could adversely impact our results of operations
We may be required to recall certain of our products should they be mislabeled, contaminated or damaged. We also may become involved in lawsuits and legal proceedings if it is alleged that the consumption of any of our products causes injury or illness. A product recall or an adverse result in any such litigation could have a material adverse effect on our operating and financial results. We also could be adversely affected if consumers in our principal markets lose confidence in the safety and quality of our products.
Any business disruption due to natural disasters catastrophic events could adversely impact our financial performance
If natural disasters or catastrophic events occur in the U.S. or other locations, such events may disrupt manufacturing, labor and other aspects of our business. In the event of such incidents, our business and financial performance could be adversely affected.
Increases in prices of primary ingredients and other commodities could cause our costs to increase
Our cost of sales could be adversely impacted by changes in the cost of raw materials, principally vegetable oil, flour, sugar, potatoes, peanuts, peanut butter, other nuts, cheese and seasonings. While we often obtain substantial commitments for future delivery of certain raw materials and may engage in limited hedging to reduce the price risk of these raw materials, continuing long-term increases in the costs of raw materials, including cost increases due to the tightening of supply, could adversely impact our cost of sales. We could also be adversely impacted by changes in the cost of natural gas and other fuel. While we may engage in limited hedging to reduce the price risk associated with these costs, continuing long-term increases in the cost of natural gas and fuel could adversely impact our cost of sales and selling, marketing and delivery expenses.
Food industry and regulatory factors could adversely affect our revenues and costs
Food industry factors including obesity, nutritional concerns and diet trends could adversely affect our revenues and cost of sales. New or increased government regulation of the food industry could result in increased costs, restrictions on our methods of operation, and could adversely impact our results of operations.
We are exposed to risks resulting from several large customers
We have several large customers that account for a significant portion of our revenue. Our top ten customers accounted for approximately 37% of our revenue during 2006 with our largest customer representing 18% of our 2006 revenue. The loss of one or more of our large customers could adversely affect our results of operations. These customers typically do not enter into long-term contracts, but make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. If our revenue from one or more of these customers is significantly reduced, this reduction could adversely affect our business. If receivables from one or more of these customers become uncollectible, our results of operations may be adversely impacted.
We are exposed to interest rate volatility, foreign exchange rate volatility and credit risks
We are exposed to interest rate volatility with regard to variable rate credit facilities. We are exposed to foreign exchange rate volatility primarily through the operations of our Canadian subsidiary. This volatility may adversely impact our results of operations. In addition, we are exposed to certain customer credit risks related to the collection of our accounts receivable.

Acquisitions and divestitures may result in financial results that are different than expected
In the normal course of business, we engage in discussions relating to possible acquisitions and divestitures. As a result of entering into such transactions, our financial results may differ from expectations in a given quarter, or over a long-term period. Our future operating results are dependent on our ability to integrate the operations of acquired businesses into our existing operations. The inability to effectively integrate the acquired assets or effectively divest of operations, including our vending operations, could adversely impact our revenues and results of operations.
There are other factors not described above that could also cause actual results to differ materially from those in any forward-looking statement made by us or on our behalf.
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
Our corporate offices and principal manufacturing facilities are located in Charlotte, North Carolina. We also own manufacturing plants in Burlington, Iowa; Waterloo, Ontario; Guelph, Ontario; Cambridge, Ontario; Hyannis, Massachusetts; Columbus, Georgia; Perry, Florida; Fresno, California; and Corsicana, Texas. We closed the Fresno, California plant during 2005, which is currently being held for sale. We closed and sold the Knoxville, Tennessee plant during 2006.
We lease office space for administrative support and sales offices in 12 states. We also own or lease approximately 1,650 stockroom locations and 7 distribution facilities.
The plants and properties that we own and operate are maintained in good condition and are believed to be suitable and adequate for present needs. We added additional production capacity for our products through the acquisition of the Tom’s facilities and the acquisition of the additional sugar wafer manufacturing plant during 2005. We believe that we have sufficient production capacity to meet anticipated demand in 2007.
Item 3. Legal Proceedings
We were one of nine companies sued in August 2005 in the Superior Court for the State of California for the County of Los Angeles by the Attorney General of the State of California for alleged violations of California Proposition 65. California Proposition 65 is a state law that, in part, requires companies to warn California residents if a product contains chemicals listed within the statute. The plaintiff seeks injunctive relief and penalties but has made no specific demands. We intend to vigorously defend this lawsuit. A related complaint filed by the Environmental Law Foundation, as previously disclosed in our Form 10-K for the year ended December 31, 2005, was dismissed in the first quarter of 2006.
In addition, we are subject to routine litigation and claims incidental to our business. In our opinion, such routine litigation and claims should not have a material adverse effect upon our consolidated financial statements taken as a whole.

Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Separate Item. Executive Officers of the Registrant
Information as to each of our executive officers is as follows:

Name	Age	Information About Officer
H. Dean Fields	65	Vice President of Lance, Inc. since 2002; President of Vista Bakery, Inc. (subsidiary of Lance, Inc.) since 1996

Earl D. Leake	55	Senior Vice President – Human Resources of Lance, Inc. since February 2007; Vice President – Human Resources of Lance, Inc. since 1995

Frank I. Lewis	54	Senior Vice President – Sales of Lance, Inc. since February 2007; Vice President – Sales of Lance, Inc. since 2000

Glenn A. Patcha	43
Senior Vice President, Sales and Marketing of Lance, Inc. since January 2007; Senior Vice President of Marketing ConAgra Grocery Products Division, a packaged foods company, 2003 to June 2006; various executive positions with Eastman Kodak including, VP of Marketing for Kodak’s North American Consumer Imaging Division from 1998 to 2003

Rick D. Puckett	53
Executive Vice President, Chief Financial Officer and Secretary of Lance, Inc. since January 2006 and Treasurer of Lance, Inc. since April 2006; Executive Vice President, Chief Financial Officer and Treasurer of United Natural Foods, Inc., a wholesale distributor of natural and organic products from 2005 to January 2006; Vice President, Chief Financial Officer and Treasurer of United Natural Foods, Inc. from 2003 to 2005; and various executive positions at Suntory Water Group, Inc, a bottled water distribution company, including Chief Financial Officer, Chief Information Officer, Vice President, Corporate Controller and Vice President Business Development and Planning from 1998 to 2002

David V. Singer	51
President and Chief Executive Officer of Lance, Inc. since 2005; Executive Vice President and Chief Financial Officer of Coca-Cola Bottling Co. Consolidated, a beverage manufacturer and distributor, from 2001 to 2005

Blake W. Thompson	51
Senior Vice President – Supply Chain of Lance, Inc. since February 2007; Vice President – Supply Chain of Lance, Inc. since 2005; Senior Vice President, Supply Chain of Tasty Baking, a snack food manufacturer and distributor, from 2004 to 2005; Region Vice President of Operations, Northeast Region of Frito Lay (a division of PepsiCo, Inc.) a snack food manufacturer and distributor, from 2001 to 2004

Margaret E. Wicklund	46	Corporate Controller, Principal Accounting Officer and Assistant Secretary of Lance, Inc. since 1999

All of the executive officers were appointed to their current positions at the Annual Meeting of the Board of Directors on April 27, 2006 with the exception of Mr. Patcha who was appointed on January 8, 2007, and Messrs. Leake, Lewis, and Thompson who were appointed Senior Vice Presidents on February 8, 2007. All of our executive officers’ terms of office extend until the next Annual Meeting of the Board of Directors and until their successors are duly elected and qualified.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
We had 3,184 stockholders of record as of March 2, 2007.
The $0.83-1/3 par value of our Common Stock is traded in the over-the-counter market under the symbol LNCE and transactions in the Common Stock are reported on the NASDAQ Stock Market. The following table sets forth the high and low sales prices and dividends paid during the interim periods in fiscal years 2006 and 2005.

	High	Low	Dividend
2006 Interim Periods	Price	Price	Paid

First quarter (13 weeks ended April 1, 2006)	$22.66	$17.91	$0.16
Second quarter (13 weeks ended July 1, 2006)	26.40	21.22	0.16
Third quarter (13 weeks ended September 30, 2006)	24.00	20.50	0.16
Fourth quarter (13 weeks ended December 30, 2006)	22.95	18.35	0.16

	High	Low	Dividend
2005 Interim Periods	Price	Price	Paid

First quarter (13 weeks ended March 26, 2005)	$19.53	$14.02	$0.16
Second quarter (13 weeks ended June 25, 2005)	19.00	15.33	0.16
Third quarter (13 weeks ended September 24, 2005)	18.94	15.45	0.16
Fourth quarter (14 weeks ended December 31, 2005)	19.12	16.62	0.16
On February 9, 2007, the Board of Directors of Lance, Inc. declared a quarterly cash dividend of $0.16 per share payable on February 28, 2007 to stockholders of record on February 20, 2007. Our Board of Directors will consider the amount of future cash dividends on a quarterly basis.
Our Credit Agreement dated October 20, 2006 restricts payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $125.0 million. At December 30, 2006, our consolidated stockholders’ equity was $222.4 million.

Item 6. Selected Financial Data
The following table sets forth selected historical financial data for the five-year period ended December 30, 2006. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements. The prior year amounts have been reclassified for consistent presentation, including the reclassification of the vending operations to discontinued operations for all years presented.

	2006	2005	2004	2003	2002

Results of Operations (in thousands):
Net sales and other operating revenue	$730,116	$651,437	$564,734	$516,994	$488,771
Income from continuing operations before income taxes	28,187	26,499	33,298	21,977	23,813
Net income from continuing operations	18,378	17,476	22,627	14,049	15,126
Income from discontinued operations before income taxes	153	1,506	3,276	6,607	7,535
Net income from discontinued operations	100	994	2,228	4,229	4,787
Net income	$18,478	$18,470	$24,855	$18,278	$19,913

Average Number of Common Shares Outstanding (in thousands):
Basic	30,467	29,807	29,419	29,015	28,981
Diluted	30,844	30,099	29,732	29,207	29,231

Per Share of Common Stock:
Earnings per share from continuing operations — basic	$0.61	$0.59	$0.77	$0.48	$0.52
Earnings per share from discontinued operations — basic	—	0.03	0.07	0.15	0.17
Earnings per share from continuing operations — diluted	0.60	0.58	0.77	0.48	0.52
Earnings per share from discontinued operations — diluted	—	0.03	0.07	0.15	0.16
Cash dividends declared	$0.64	$0.64	$0.64	$0.64	$0.64

Financial Status at Year-end (in thousands):
Total assets	$385,452	$369,079	$341,740	$323,647	$305,865
Long-term debt, net of current portion	$50,000	$10,215	$—	$38,168	$36,089
Total debt	$50,000	$46,215	$40,650	$43,738	$36,152

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides an assessment of our financial condition, results of operations, liquidity and capital resources and should be read in conjunction with the accompanying consolidated financial statements.

Management’s discussion and analysis of our financial condition and results of operations are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. We routinely evaluate our estimates, including those related to customer returns and promotions, provisions for bad debts, inventory valuations, useful lives of fixed assets, hedge transactions, supplemental retirement benefits, intangible asset valuations, incentive compensation, income taxes, self-insurance, post-retirement benefits, contingencies and legal proceedings. Actual results may differ from these estimates under different assumptions or conditions.
Executive Summary
Fiscal 2006 represented a year of foundation building for our company. Our efforts focused on integrating the Tom’s business, building and reorganizing our management team, and developing and executing our plan for growth and operational efficiency.
One of our most significant initiatives during 2006 was the integration of the Tom’s acquisition into our operations. Integration of the acquisition consumed a significant amount of focus and resources throughout the Company and had a negative impact on our financial results for the year. During 2006, we successfully:
•	Consolidated Tom’s products and customers into our DSD system,

•	Secured relationships with independent distributors outside of our DSD geography,

•	Rationalized product offerings,

•	Closed the Knoxville manufacturing operation and consolidated production at our other manufacturing facilities,

•
Established a cost effective distribution footprint that is closer to our customers by installing kettle chip capacity in our Florida and Texas facilities and bringing production of previously outsourced Don Pablo’s brand tortilla chips into existing facilities,

•	Integrated the new facilities onto our existing computer systems, and

•	Eliminated redundant functions within the combined entity.
The integration phase of the Tom’s acquisition was largely completed in 2006. However, we will continue to focus on realizing the full benefits of the Tom’s acquisition, which will require additional refinements in our product offerings, pricing strategy and capacity utilization in 2007.

During 2006, management began the process of developing the strategic plan which will provide the foundation for future growth. One of our key priorities is to improve our infrastructure to enable us to efficiently, effectively and profitably grow our company. These improvements include:
•	Organizational alignment,

•	Supply chain efficiencies,

•	Improved information technology systems, and

•	Enhanced DSD operations.
The foundation of our strategic plan is our people and how they influence the changes needed in our organization. During 2006, we strengthened our management team and attracted new members of management that will drive positive changes necessary for the future. We realigned our organizations to support our focus on the total business and improve communication, teamwork and execution. We also changed our employee compensation structure to be more in line with the market in order to attract and retain key employees.
Supply chain leverage is critical to efficient operations. The changes that were made during 2006 included centralizing procurement, logistics and manufacturing, opening remote distribution centers and improving the distribution fleet by investing in higher capacity trailers. In addition, we focused on implementing best practices at all locations. By consolidating our supply chain, we can take advantage of our manufacturing and logistics resources based on customer needs and locations. In addition, by centralizing procurement we will be able to capitalize on volume pricing. During 2006, we spent over $25.0 million to improve manufacturing and logistic efficiencies to support the consolidated supply chain.
An integrated information technology system is vital to support future growth of the organization by providing necessary information for decision-making. In addition, a standardized system will promote consistent and improved practices and processes. We spent approximately $4.0 million on information and handheld computer technology expenditures in 2006. The handheld computer project is expected to be completed by the second quarter of 2007, while the common integrated information system project will continue through 2007.
Our DSD system has been a focus of our organization over an extended period of time and much improvement has been made to increase the average drop size per customer and route profitability. However, our route fleet was considerably aged and our handheld computers were not up-to-date technologically. In 2006, we increased our capital spending to improve our route fleet by purchasing new trucks for $7.1 million and began the roll-out of new handheld computers as discussed above.
Based on our business strengths and plans for the future, we decided late in 2006 to discontinue our vending business and focus our attention on more profitable areas of our business. Accordingly, our vending operations are included in discontinued operations, and we recognized related earnings per diluted share of less than $0.01 on revenue of $17.8 million in 2006.

Revenue from continuing operations in 2006 increased 12.1% as compared to 2005. Branded revenue increased 15.7% and non-branded revenue increased 6.2%. The increase in revenue was favorably impacted by the Tom’s acquisition as well as continued growth in Lance and Cape Cod Potato Chips branded products, but was negatively impacted by declining revenue from a major private label customer and the shorter 52-week year in 2006 compared to a 53-week year in 2005.
Net income from continuing operations in 2006 increased $0.9 million as compared to 2005. The change in net income from continuing operations included $2.8 million in 2006 for pre-tax expenses related to the integration of the Tom’s facilities as compared to $3.4 million in 2005 as well as $2.5 million of executive severance charges expensed in 2005. Excluding these charges, net income would have decreased $2.2 million compared to prior year. Commodity and packaging rates increased $10.3 million in 2006 compared to 2005, primarily due to the increased cost of flour and sugar. Fuel and natural gas prices increased $3.9 million, and the impact of foreign currency negatively impacted pre-tax earnings $1.7 million. In addition, in 2006 we adopted Statement of Financial Accounting (SFAS) No. 123R, “Accounting for Stock Based Compensation” (SFAS 123R), which increased pre-tax stock based compensation expense $1.3 million as compared to fiscal 2005. Offsetting these increases in expenses in 2006 were reductions in expenses for casualty losses and bad debts of $1.2 million and $1.6 million, respectively as compared to 2005.
During 2006, we entered into a new debt agreement that provides for revolving credit of up to US$100.0 million and CDN$15.0 million, and a US$50.0 million term loan. As of December 30, 2006, we had $50.0 million outstanding in debt and $5.5 million in cash and cash equivalents.
Critical Accounting Policies
We believe the following to be critical accounting policies. That is, they are both important to the financial condition and results of operations and require management to make judgments and estimates about matters that are inherently uncertain.
Revenue Recognition
Our policy on revenue recognition varies based on the types of products sold and the distribution method. We recognize operating revenue when title and risk of loss passes to our customers. Allowances for sales returns, stale products, promotions and discounts are also recorded as reductions of revenue in the consolidated financial statements.
Revenue for products sold through our DSD system is recognized when the product is delivered to the retailer. Our sales representative creates the invoice at time of delivery using a handheld computer. The invoice is transmitted electronically each day and sales revenue is recognized. Customers purchasing products through the DSD system have the right to return product if it is not sold by the expiration date on the product label. We have recorded an estimated allowance for product that may be returned as a reduction to revenue. We estimate the number of days until product is sold through the customer’s location and the percent of sales returns using historical information. This information is reviewed on a quarterly basis for significant changes and updated no less than annually.
Revenue for products shipped directly to the customer from our warehouse is recognized based on the shipping terms listed on the shipping documentation. Products shipped with terms FOB-shipping point are recognized as revenue at the time the shipment leaves our warehouses.

Products shipped with terms FOB-destination are recognized as revenue based on the anticipated receipt date by the customer.
We sell products through our company-owned vending machines using two methods. The first method is the wholesale method, with the customer managing the vending machine and purchasing products from us. Under this method, revenue is recognized when product is delivered. The second method is the full-service method, with our sales representatives managing the vending machines and commissions being paid to each customer based on sales. Revenue is recognized under this method when inventory is restocked and cash is collected from the machine and is recorded net of commissions and sales tax. Revenues using both methods are included in discontinued operations.
We record certain reductions to revenue for promotional allowances. There are several different types of promotional allowances such as off-invoice allowances, rebates and shelf space allowances. An off-invoice allowance is a reduction of the sales price that is directly deducted from the invoice amount. We record the amount of the deduction as a reduction to revenue when the transaction occurs. Rebates are offered to customers based on the quantity of product purchased over a period of time. Based on the nature of these allowances, the exact amount of the rebate is not known at the time the product is sold to the customer. An estimate of the expected rebate amount is recorded as a reduction to revenue and an accrued liability at the time the sale is recorded. The accrued liability is monitored throughout the time period covered by the promotion. The accrual is based on historical information and the progress of the customer against the target amount. Shelf space allowances are capitalized and amortized over the lesser of the life of the agreement or three years and recorded as a reduction to revenue. Capitalized shelf space allowances are evaluated for impairment on an ongoing basis.
We also record certain allowances for coupon redemptions, scan-back promotions and other promotional activities as a reduction to revenue. The accrued liability is monitored throughout the time period covered by the coupon or promotion.
Insurance Reserves
We maintain reserves for the self-funded portions of employee medical insurance and for post-retirement healthcare benefits. In addition, we maintain insurance reserves for the self-funded portions of workers’ compensation, auto, product and general liability insurance. Self-insured accruals are based on claims filed and estimated claims incurred but not reported. Workers’ compensation, automobile and general liability costs are covered by standby letters of credit with our claims administrators.
For casualty insurance obligations, we maintain self-insurance reserves for workers’ compensation and auto liability for individual losses up to $0.5 million. In addition, general and product liability claims are self-funded for individual losses up to $0.1 million. We use a third-party actuary to assist in the estimation of the casualty insurance obligation on an annual basis. In determining the ultimate loss and reserve requirements, the third-party actuary uses various actuarial assumptions including compensation trends, healthcare cost trends and discount rates. The third-party actuary also uses historical information for claims frequency and severity in order to establish loss development factors. The actuarial calculation determines an estimated range of loss reserves. Consistent with prior periods, the 75th percentile of this range represents our best estimate of the ultimate outstanding casualty liability. During 2006 and 2005, we used a 4.5% investment rate to discount the estimated claims based on the historical payout pattern.

We have a post-retirement healthcare plan which currently provides medical insurance benefits for retirees and their spouses to age 65. The plan was amended in 2001, and we began to phase out the post-retirement healthcare plan. The post-retirement healthcare plan will be phased-out over the next five years. We use a third-party actuary to assist in the estimation of the post-retirement healthcare plan obligation on an annual basis. This obligation requires assumptions regarding participation, healthcare cost trends, employee contributions, turnover, mortality and discount rates.
Claims in excess of the self-insured levels, which vary by type of insurance, are fully insured up to $100.0 million per individual claim.
Actual losses could vary from those estimated by the third-party actuary. We believe the reserves established are reasonable estimates of the ultimate liability based on historical trends.
Accounts Receivable
We record accounts receivable at the time revenue is recognized. Amounts for bad debt expense are recorded in selling, marketing and delivery expenses on the consolidated statements of income. The determination of the allowance for doubtful accounts is based on management’s estimate of uncollectible accounts receivables. We record a general reserve based on analysis of historical data. In addition, management records specific reserves for receivable balances that are considered at higher risk due to known facts regarding the customer. We have a formal policy for determining the allowance for doubtful accounts. The assumptions for this determination are reviewed quarterly to ensure that business conditions or other circumstances are consistent with the assumptions. Failure of a major customer to pay amounts owed to us could have a material impact on our consolidated financial statements. Bad debt expense (benefit) for the fiscal years 2006, 2005 and 2004 was ($0.8) million, $2.5 million and $1.1 million, respectively. The bad debt benefit in 2006 resulted from unanticipated collections of accounts receivable previously reserved for or written-off.
At December 30, 2006 and December 31, 2005, we had accounts receivable of $61.7 million and $59.1 million, net of an allowance for doubtful accounts of $1.0 million and $5.3 million, respectively. The $4.3 million decrease in the allowance for doubtful accounts was primarily due to write-offs of uncollectible accounts that were either part of the opening balance sheet of the Tom’s acquisition or previously expensed in 2005.
The following table summarizes our customer accounts receivable profile as of December 30, 2006:

Accounts Receivable Balance	# of Customers

Less than $1,000	8,791
$1,001 - $10,000	1,922
$10,001 - $100,000	476
$100,001 - $500,000	58
$500,001 - $1,000,000	11
$1,000,001 - $2,500,000	7
Greater than $2,500,000	2

Goodwill and Other Intangible Assets
The annual impairment analysis of goodwill requires us to project future financial performance, including revenue and profit growth, fixed asset and working capital investments, income tax rates and cost of capital. These projections rely upon historical performance, anticipated market conditions and forward-looking business plans.
The analysis of goodwill as of December 30, 2006 assumes combined average annual revenue growth of approximately 2.5% during the valuation period. Significant investments in fixed assets and working capital to support this growth are factored into the analysis. If the forecasted revenue growth is not achieved, the required investments in fixed assets and working capital could be reduced. Even with the excess fair value over carrying value, changes in assumptions or changes in conditions could result in a goodwill impairment charge in the future.
Amortizable intangible assets are amortized using the straight-line method over their useful lives, which is the estimated period over which economic benefits are expected to be provided. Intangible assets with indefinite lives are not amortized, but are tested for impairment on an annual basis.
Depreciation and Impairment of Property, Plant and Equipment
Property, plant and equipment are stated at historical cost, and depreciation is computed using the straight-line method over the lives of the assets. The lives used in computing depreciation are based on estimates of the period over which the assets will provide economic benefits. Such lives may be the same as the physical lives of the assets, but they can be shorter or longer. Estimated lives are based on historical experience, maintenance practices, technological changes and future business plans. Our policies require the periodic review of remaining depreciable lives based upon actual experience and expected future utilization.
Property, plant and equipment are tested for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability of property, plant and equipment are evaluated by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If this comparison indicates that an asset’s carrying amount is not recoverable, an impairment loss is recognized, and the adjusted carrying amount is depreciated over the asset’s remaining useful life.
Assets that are to be disposed of by sale are recognized in the financial statements at the lower of carrying amount or fair value, less cost to sell, and are not depreciated once they are classified as held for sale. In order for an asset to be classified as held for sale, the asset must be actively marketed, available for immediate sale and meet certain other specified criteria.

New Accounting Standards
We adopted SFAS 123R at the beginning of 2006. SFAS 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, such as when an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the required service period are to be recognized as compensation cost over that period. In addition, SFAS 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. When we adopted SFAS 123R, we elected the modified prospective application method and prior period amounts have not been restated. The impact of the adoption of SFAS 123R for the year ended December 30, 2006 was a decrease in pre-tax income of $1.3 million.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is expected not to have a material impact on our results of operations or financial position.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on our financial condition, results of operations or cash flows.
The FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” in September 2006. SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a single-employer defined benefit post-retirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. We adopted the provisions of SFAS No. 158 that are effective at the end of the fiscal year ending after December 15, 2006, which resulted in a reclassification of the unrealized gain component of the accrued post-retirement healthcare costs liability to accumulated other comprehensive income, net of tax, at December 30, 2006. The year-end measurement requirement will be effective for fiscal years ending after December 15, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. The FASB issued SFAS No. 159 to mitigate earnings volatility that arises when financial assets and liabilities are measured differently, and to expand the use of fair value measurement for financial instruments. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.
Results of Operations

					Favorable/
2006 Compared to 2005 (in millions)	2006		2005		(Unfavorable)

Revenue	$730.1	100.0%	$651.4	100.0%	$78.7	12.1%
Cost of sales	415.6	56.9	369.3	56.7	(46.3)	(12.5)

Gross margin	314.5	43.1	282.1	43.3	32.4	11.5
Selling, marketing and delivery expenses	240.1	32.9	216.1	33.2	(24.0)	(11.1)
General and administrative expenses	42.9	5.9	37.6	5.8	(5.3)	(14.1)
Other expense/(income), net	0.2	—	(0.1)	—	(0.3)	(300.0)

Earnings before interest and taxes	31.3	4.3	28.5	4.4	2.8	9.8
Interest expense, net	3.1	0.4	2.0	0.3	(1.1)	(55.0)
Income tax expense	9.8	1.3	9.0	1.4	(0.8)	(8.9)

Net income from continuing operations	18.4	2.5	17.5	2.7	0.9	5.1
Income from discontinued operations	0.2	—	1.5	0.2	(1.3)	(86.7)
Income tax expense	0.1	—	0.5	0.1	0.4	80.0

Net income from discontinued operations	0.1	—	1.0	0.2	(0.9)	(90.0)

Net income	$18.5	2.5%	$18.5	2.8%	$—	—

Revenue from continuing operations for the fifty-two weeks ended December 30, 2006 increased $78.7 million or 12.1% compared to the fifty-three week period ended December 31, 2005. The additional week in 2005 from continuing operations generated $8.1 million in revenue.
Branded sales represented 64% of total revenue in 2006 as compared to 62% in 2005. In 2006, private label sales represented 26% of total revenue and contract manufacturing was 10% of total revenue. For 2005, private label sales were 29% of revenue and contract manufacturing was 9% of total revenue.
Branded revenue increased $63.3 million or 15.7% and non-branded revenue increased $15.4 million or 6.2%. The increase in branded revenue was favorably impacted by the Tom’s acquisition in late 2005 as well as growth in both Lance branded sandwich crackers and Cape Cod Potato Chips. Branded revenue from sales in convenience stores grew approximately 25% followed by revenue growth in sales through distributors and grocery stores of 22% and 17%, respectively. Branded revenue from mass merchandisers and club stores also showed strong growth offset somewhat by declines in DSD food service revenue.
Our DSD system generated approximately 74% of the branded revenue in both 2006 and 2005. The remaining 26% was made up of branded revenue through distributors and direct shipments to customers. Of the 2006 branded revenue, approximately 25% was sold to convenience stores, 25% to grocery stores, 15% to distributors, 10% to mass merchandisers and the remaining to food service establishments, club stores, discount stores and various other retail and institutional outlets.

The non-branded revenue increase of $15.4 million included a $13.8 million increase in contract manufacturing revenue and a $2.5 million increase in private label revenue, partially offset by declines in sales of third-party brands. The increase in contract manufacturing was favorably impacted by the Tom’s acquisition and increased sales to existing customers.
Cost of sales increased 0.2% as a percentage of revenue due to higher commodity and packaging costs of $10.3 million, increased natural gas costs of $1.8 million and an unfavorable impact of foreign currency of $1.4 million.
Gross margin increased $32.4 million principally due to higher sales volume and improved product pricing, but decreased 0.2% as a percentage of revenue as a result of the increased costs of goods sold.
Selling, marketing and delivery expenses increased $24.0 million but decreased 0.3% as a percentage of revenue. Included in selling, marketing and delivery expenses were charges of $1.3 million related to the integration of the Tom’s operations for 2006 as compared to $1.1 million in 2005. Approximately two-thirds of the $24.0 million increase was due to increased salaries and commission expense. Fuel costs in 2006 increased approximately $2.1 million compared to 2005. In addition, travel expenses increased $1.0 million partially as a result of increased rates for reimbursed employee business mileage. Offsetting the increased expenses were reductions in bad debt expense of $1.6 million.
General and administrative costs increased $5.3 million or 14.1% in 2006 as compared to 2005. Included in 2005 were severance charges of $2.5 million for the prior CEO. Excluding these charges, general and administrative expenses would have increased $7.8 million or 22.2%. The increase in 2006 was driven by higher compensation of $2.7 million due to additional employees in 2006 and changes in compensation structure as compared to 2005. In addition, equity incentive expense increased $2.3 million due in part to the adoption of SFAS 123R in 2006 which resulted in additional expenses of $0.9 million. Integration costs relating to the Tom’s acquisition were $0.8 million in 2006 as compared to $0.7 million in 2005. Other increases in expenses in 2006 as compared to 2005 include higher information technology expenses, utility costs, and relocation costs.
Interest expense increased $1.1 million as a result of higher average debt levels in 2006 as compared to 2005. Higher debt levels were a result of the Tom’s acquisition.
In 2006, net income from discontinued operations was $0.1 million as compared to $1.0 million in 2005. This decline was driven by $10.0 million less revenue in 2006 and relatively flat operating expenses as a percentage of revenue when compared to 2005.
Our effective income tax rate was 34.8% in 2006 as compared to 34.0% in 2005. The increase in the income tax rate is due primarily to a combination of an increase in state income tax expense and reductions in items deductible for income tax purposes but not for financial reporting.

					Favorable/
2005 Compared to 2004 (in millions)	2005		2004		(Unfavorable)

Revenue	$651.4	100.0%	$564.7	100.0%	$86.7	15.4%
Cost of sales	369.3	56.7	314.3	55.7	(55.0)	(17.5)

Gross margin	282.1	43.3	250.4	44.3	31.7	12.7
Selling, marketing and delivery expenses	216.1	33.2	184.4	32.7	(31.7)	(17.2)
General and administrative expenses	37.6	5.8	30.8	5.5	(6.8)	(22.1)
Other income, net	(0.1)	—	(0.6)	(0.1)	(0.5)	(83.3)

Earnings before interest and taxes	28.5	4.4	35.8	6.3	(7.3)	(20.4)
Interest expense, net	2.0	0.3	2.5	0.4	0.5	20.0
Income tax expense	9.0	1.4	10.7	1.9	1.7	15.9

Net income from continuing operations	17.5	2.7	22.6	4.0	(5.1)	(22.6)
Income from discontinued operations	1.5	0.2	3.3	0.6	(1.8)	(54.5)
Income tax expense	0.5	0.1	1.0	0.2	0.5	50.0

Net income from discontinued operations	1.0	0.2	2.3	0.4	(1.3)	(56.5)

Net income	$18.5	2.8%	$24.9	4.4%	$(6.4)	(25.7%)

Revenue for the fifty-three weeks ended December 31, 2005 increased $86.7 million or 15.4% compared to the fifty-two weeks ended December 25, 2004. The increase was driven by a $53.7 million or 15.4% increase in branded revenue and a $33.0 million or 15.3% increase in non-branded revenue. The additional week generated revenue of $8.1 million or an increase of 1.4% compared to the prior year.
The branded revenue increase was favorably impacted by the Tom’s acquisition. In addition, branded revenue from Lance branded sandwich crackers and cookies increased approximately 20% and branded revenue from Lance and Cape Cod Potato Chips branded snacks increased 10% compared to the prior year. The branded growth was driven by growth in the mass merchandise, club and grocery store channels. These increases were slightly offset by declines in food service revenue.
The non-branded revenue increase of $33.0 million was driven by a $27.8 million increase in private label revenue and a $6.9 million increase in contract manufacturing revenue offset by a $1.8 million reduction in sales of third-party brands.
Branded revenue represented 62% of total revenue in both 2005 and 2004. Non-branded revenue represented 38% of revenue, which consisted of 29% private label and 9% contract manufacturing revenue for 2005 and 2004.
Gross margin increased $31.7 million compared to the prior year as a result of increased volume of $30.1 million, pricing improvements of $9.5 million, favorable commodity pricing of $2.0 million and favorable mix of $3.0 million, offset by unfavorable foreign exchange impact of $1.5 million, natural gas rate increase of $2.4 million, increases in medical and casualty costs of $2.3 million and other costs (including higher labor costs, repairs and maintenance, depreciation expense and machinery start-up costs) of $6.7 million.

Selling, marketing and delivery expenses increased $31.7 million or 17.2% due to higher volume related expenses for salaries and commissions and additional delivery expenses. In addition, other non-volume related cost increases included fuel and freight surcharges of $3.4 million, medical and casualty expenses of $3.2 million, additional brand building advertising and sampling of $3.7 million and costs relating to the Tom’s acquisition including increased bad debt expense of $1.3 million and acquisition integration related costs of $1.1 million.
General and administrative expenses increased $6.8 million compared to the prior year. The increase was the result of $2.5 million of severance related costs for the prior Chief Executive Officer, increased expenses for equity incentive compensation of $1.3 million, $0.8 million in higher employee benefit costs and increased professional fees of $0.5 million. In addition, during 2005 there were incremental administrative costs of $0.4 million and integration costs of $0.7 million, as a result of the Tom’s acquisition.
Other income decreased $0.5 million as compared to the prior year as a result of net losses on asset disposition in 2005.
Interest expense, net, decreased $0.5 million in 2005 due to lower average debt and borrowing rates as well as higher investment income offset slightly by the unfavorable impact of foreign exchange.
Income tax expense from continuing operations decreased $1.7 million as a result of lower earnings. However, the effective tax rate increased to 34% from 32% in 2004. The lower rate in 2004 represented favorable utilization of net operating losses and favorable state income tax adjustments.
Liquidity and Capital Resources
Liquidity
During 2006, the principal source of liquidity for our operating needs was provided from operating activities. Cash flow from operating activities, available credit from credit facilities and cash on hand is believed to be sufficient for the foreseeable future to meet obligations, fund capital expenditures and pay dividends to our stockholders. As of December 30, 2006, cash and cash equivalents totaled $5.5 million.
Cash Flow
Net cash from operating activities was $39.1 million in 2006, $47.1 million in 2005 and $60.6 million in 2004. Working capital (other than cash and cash equivalents and current portion of long-term debt) increased to $46.7 million at December 30, 2006 from $36.0 million at December 31, 2005 primarily due to higher accounts receivable, an increase in assets held for sale, and lower liabilities as a result of the Tom’s integration.
Net cash flow used in investing activities was $39.6 million in 2006 as compared to $70.0 million in 2005. Cash used in investing activities in 2006 represented capital expenditures of $47.0 million partially offset by proceeds from the sale of property of $7.3 million. Cash used in investing activities in 2005 represented capital expenditures of $27.6 million and acquisition of businesses, net of cash acquired of $43.8 million, partially offset by proceeds from sale of property of $1.4 million. Capital expenditures for fixed assets include manufacturing equipment, step-vans for field sales representatives, sales displays, company vehicles and information technology.

In 2006, net cash generated from financing activities totaled $2.3 million, while net cash used in financing activities in 2005 was $14.9 million. During 2006 and 2005, we paid dividends of $0.64 per share each year totaling $19.6 million and $19.1 million, respectively. As a result of the exercise of stock options by employees, we received cash of $18.1 million in 2006 and $4.4 million in 2005. During 2006 and 2005, proceeds from debt, net of repayments was $3.8 million and $5.0 million, respectively.
Stock Repurchases
During 2006, we did not repurchase any shares of common stock. During 2005, we repurchased 304,236 shares of our common stock for $5.2 million. We currently have no active plans for the repurchase of shares of our common stock.
Dividends
On February 9, 2007, the Board of Directors declared a $0.16 quarterly cash dividend payable on February 28, 2007 to stockholders of record on February 20, 2007.
Investing Activities
On April 8, 2005, we purchased a sugar wafer manufacturing facility in Ontario, Canada. The facility was purchased for $4.8 million. On October 21, 2005, we purchased substantially all the assets of Tom’s Foods Inc. pursuant to a Bankruptcy Court order issued on September 23, 2005 for $39.0 million, net of cash acquired. During 2006, an additional $0.8 million was included in the purchase price of Tom’s for legal and other acquisition costs.
Capital expenditures for 2007 are projected to be approximately $48.0 million, funded primarily by net cash flow from operating activities, cash on hand, and available credit from credit facilities. There were no material long-term commitments for capital expenditures as of December 30, 2006.
Debt
In October 2006, we entered into a new unsecured revolving Credit Agreement, terminating and replacing the then existing Second Amended and Restated Credit Agreement and Bridge Credit Agreement. The Credit Agreement allows us to make revolving credit borrowings of up to US$100.0 million and CDN$15.0 million through October 2011. Also under the Credit Agreement, we entered into a $50.0 million term loan due in October 2011.
At December 30, 2006 and December 31, 2005, we had the following debt outstanding:

(in thousands)	2006	2005

Unsecured revolving credit facility	$—	$10,215
Unsecured short-term revolving credit facility	—	36,000
Unsecured term loan due October 2011	50,000	—

Total debt	50,000	46,215
Less current portion of long-term debt	—	36,000

Total long-term debt	$50,000	$10,215

We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $18.5 million as of December 30, 2006. These letters of credit reduce the total available borrowings under the Credit Agreement. Unused and available borrowings were $94.4 million under the Credit Agreement at December 30, 2006.

Commitments and Contingencies
We lease certain facilities and equipment classified as operating leases. The future minimum lease commitments for operating leases as of December 30, 2006 were $3.9 million.
We have entered into agreements with suppliers for the purchase of certain commodities and packaging materials used in the production process. These agreements are entered into in the normal course of business and consist of agreements to purchase a certain quantity over a certain period of time. As of December 30, 2006, outstanding purchase commitments totaled $52.7 million. These commitments range in length from a few weeks to 12 months.
Additionally, we provide supplemental retirement benefits to certain retired and active officers. The undiscounted obligation was $1.4 million as of December 30, 2006.
Contractual obligations as of December 30, 2006 were:

	Payments Due by Period
(in thousands)	Total	< 1 year	1-3 years	3-5 years	Thereafter

Debt, including interest payable*	$64,388	$2,973	$5,946	$55,469	$—
Operating lease obligations	3,918	2,116	1,766	36	—
Purchase commitments	52,722	52,722	—	—	—
Benefit obligations	1,422	191	298	183	750

Total contractual obligations	$122,450	$58,002	$8,010	$55,688	$750

*	Variable interest will be paid in future periods based on the outstanding balance at that time. The amounts due include the estimated interest payable on debt instruments through October 2011.
Forward-Looking Statements
We occasionally make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our estimates, expectations, beliefs, intentions or strategies for the future, and the assumptions underlying such statements. We use the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify our forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Factors that could cause these differences include, but are not limited to, the factors set forth under Part I, Item 1A — Risk Factors.
Caution should be taken not to place undue reliance on our forward-looking statements, which reflect the expectations of management only as of the time such statements are made. We undertake no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
The principal market risks to which we are exposed that may adversely impact results of operations and financial position are changes in certain raw material prices, interest and foreign exchange rates and credit risks. We selectively use derivative financial instruments to enhance our ability to manage these risks. We have no market risk sensitive instruments held for trading purposes.

We are exposed to the impact of changing commodity prices for raw materials. We may enter into commodity futures and option contracts to manage fluctuations in prices of anticipated purchases of certain raw materials. Our policy is to use such commodity derivative financial instruments only to the extent necessary to manage these exposures. We do not use these financial instruments for trading purposes. As of December 30, 2006 and December 31, 2005, we had no outstanding commodity futures or option contracts.
Our debt obligations incur interest at floating rates, based on changes in the Eurodollar rate, Canadian Bankers’ Acceptance discount rate, Canadian prime rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable rate debt. In November 2006, we entered into an interest rate swap agreement in order to manage the risk associated with variable interest rates. The variable-to-fixed interest rate swap was accounted for as a cash flow hedge, with the effectiveness assessment based on changes in the present value of interest payments on the underlying debt. The notional amount, interest payment and maturity date of the swap matched the principal, interest payment and maturity dates of the related debt. The interest rate on the swap was 5.4%, including applicable margin of the interest rate swap. The underlying notional amount of the swap agreement was $35.0 million. The fair value of the interest rate swap as determined by a third-party financial institution was less than $0.1 million on December 30, 2006.
At December 30, 2006, we had a $50.0 million term loan with a weighted average interest rate of 5.50%. At December 31, 2005, our total debt was $46.2 million with a weighted average interest rate of 4.73%. A 10% increase in the underlying interest rate would not have had a material impact on interest expense during 2006.
We are exposed to certain credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. As of December 30, 2006 and December 31, 2005, we had allowances for doubtful accounts of $1.0 million and $5.3 million, respectively. The $4.3 million decrease in the allowance for doubtful accounts was primarily due to the write-offs of uncollectible accounts that were either part of the opening balance sheet of the Tom’s acquisition or previously expensed in 2005.
We have an exposure to foreign exchange rate fluctuations, primarily between U.S. and Canadian dollars. In 2006, foreign exchange rate fluctuations negatively impacted our pre-tax earnings by $1.7 million.
The majority of revenue from our Canadian operations is denominated in U.S. dollars and a substantial portion of the operational costs, such as raw materials and direct labor, are denominated in Canadian dollars. We have entered into a series of forward currency contracts to mitigate a portion of this foreign exchange rate exposure. These contracts have maturities through December 2007. As of December 30, 2006, the fair value of the liability related to the forward contracts as determined by a third-party financial institution was $0.3 million. The unrealized loss recorded in accumulated other comprehensive income at December 30, 2006 was $0.2 million, net of tax related to the forward currency contracts. Net cash settlements under the forward contracts are reflected in revenue in the consolidated statements of income in the applicable period.

During 2004, the indebtedness used to finance the acquisition of our Canadian subsidiary was denominated in Canadian dollars and served as an economic hedge of the net asset investment in the subsidiary. The debt was repaid during 2005, thus eliminating the hedge of the net asset investment in the subsidiary. We recorded a gain in other comprehensive income of less than $0.1 million in 2006, $2.7 million in 2005 and $0.8 million in 2004 as a result of the translation of the subsidiary’s financial statement into U.S. dollars.
Net commodity and packaging costs had an unfavorable impact on pre-tax earnings in 2006 of $10.3 million primarily due to increases in sugar and flour costs.
During 2006, pre-tax earnings were negatively impacted by increases in natural gas prices of $1.8 million and increases in gasoline and diesel fuel costs of $2.1 million as compared to 2005.

Item 8.	Financial Statements and Supplementary Data
Consolidated Statements of Income
LANCE, INC. AND SUBSIDIARIES
For the Fiscal Years Ended December 30, 2006, December 31, 2005 and December 25, 2004
(in thousands, except share and per share data)

	2006	2005	2004

Net sales and other operating revenue	$730,116	$651,437	$564,734

Cost of sales and operating expenses/(income):
Cost of sales	415,576	369,331	314,314
Selling, marketing and delivery	240,092	216,054	184,387
General and administrative	42,914	37,605	30,767
Other expense/(income), net	191	(37)	(546)

Total cost and expenses	698,773	622,953	528,922

Income from continuing operations before interest and income taxes	31,343	28,484	35,812

Interest expense, net	3,156	1,985	2,514

Income from continuing operations before income taxes	28,187	26,499	33,298

Income tax expense	9,809	9,023	10,671

Net income from continuing operations	18,378	17,476	22,627

Income from discontinued operations	153	1,506	3,276
Income tax expense	53	512	1,048

Net income from discontinued operations	100	994	2,228

Net income	$18,478	$18,470	$24,855

Basic earnings per share:
Earnings per share from continuing operations	$0.61	$0.59	$0.77
Earnings per share from discontinued operations	—	0.03	0.07
Basic earnings per share	$0.61	$0.62	$0.84
Weighted average shares outstanding — basic	30,467,000	29,807,000	29,419,000

Diluted earnings per share:
Earnings per share from continuing operations	$0.60	$0.58	$0.77
Earnings per share from discontinued operations	—	0.03	0.07
Diluted earnings per share	$0.60	$0.61	$0.84
Weighted average shares outstanding — diluted	30,844,000	30,099,000	29,732,000

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
LANCE, INC. AND SUBSIDIARIES
December 30, 2006 and December 31, 2005
(in thousands, except share data)

	2006	2005

Assets

Current assets
Cash and cash equivalents	$5,504	$3,543
Accounts receivable (less allowance for doubtful accounts of $994 and $5,337, respectively)	61,690	59,088
Inventories	36,838	36,409
Deferred income taxes	8,811	10,160
Assets held for sale	6,552	3,020
Prepaid expenses and other current assets	6,298	7,405

Total current assets	125,693	119,625

Property, plant and equipment, net	193,009	186,093
Goodwill, net	49,091	49,169
Other intangible assets, net	13,209	10,704
Other assets	4,450	3,488

Total assets	$385,452	$369,079

Liabilities and Stockholders’ Equity

Current liabilities
Current portion of long-term debt	$—	$36,000
Accounts payable	18,194	20,378
Accrued compensation	22,299	23,270
Accrued profit-sharing retirement plan	5,192	3,971
Accrual for casualty insurance claims	6,783	7,500
Accrual for medical insurance claims	3,488	4,190
Accrued selling costs	4,522	4,628
Other payables and accrued liabilities	12,970	16,113

Total current liabilities	73,448	116,050

Long-term debt	50,000	10,215
Deferred income taxes	26,562	26,739
Accrual for casualty insurance claims	9,418	8,227
Other long-term liabilities	3,624	6,139

Total liabilities	163,052	167,370

Commitments and contingencies Stockholders’ equity
Common stock, 30,855,891 and 29,808,705 shares outstanding, respectively	25,714	24,841
Preferred stock, no shares outstanding	—	—
Additional paid-in capital	32,129	13,870
Unamortized portion of restricted stock awards	—	(2,490)
Retained earnings	159,329	160,407
Accumulated other comprehensive income	5,228	5,081

Total stockholders’ equity	222,400	201,709

Total liabilities and stockholders’ equity	$385,452	$369,079

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income
LANCE, INC. AND SUBSIDIARIES
For the Fiscal Years Ended December 30, 2006, December 31, 2005, and December 25, 2004
(in thousands, except share data)

				Unamortized		Accumulated
			Additional	Portion of		Other
		Common	Paid-in	Restricted	Retained	Comprehensive
	Shares	Stock	Capital	Stock Awards	Earnings	Income	Total

Balance, December 27, 2003	29,156,957	$24,296	$3,690	$(1,116)	$155,007	$723	$182,600

Comprehensive income:
Net income					24,855		24,855
Unrealized gain on interest rate swap, net of tax effect of $269						456	456
Foreign currency translation adjustment						789	789

Total comprehensive income							26,100

Cash dividends paid to stockholders					(18,869)		(18,869)
Stock options exercised	601,889	501	7,856				8,357
Cancellation, issuance and amortization of restricted stock	(11,250)	(9)	(46)	582			527

Balance, December 25, 2004	29,747,596	$24,788	$11,500	$(534)	$160,993	$1,968	$198,715

Comprehensive income:
Net income					18,470		18,470
Unrealized gain on interest rate swap, net of tax effect of $232						394	394
Foreign currency translation adjustment						2,719	2,719

Total comprehensive income							21,583

Cash dividends paid to stockholders					(19,056)		(19,056)
Repurchase of common stock	(304,236)	(253)	(4,907)				(5,160)
Stock options exercised	373,970	311	4,825				5,136
Cancellation, issuance and amortization of restricted stock	(8,625)	(5)	2,452	(1,956)			491

Balance, December 31, 2005	29,808,705	$24,841	$13,870	$(2,490)	$160,407	$5,081	$201,709

Comprehensive income:
Net income					18,478		18,478
Net unrealized losses on derivative instruments, net of tax effect of $106						(193)	(193)
Adoption of SFAS 158, net of tax effect of $167						313	313
Foreign currency translation adjustment						27	27

Total comprehensive income							18,625

Cash dividends paid to Stockholders					(19,556)		(19,556)
Stock based compensation expense			(1,159)	2,490			1,331
Conversion of liability to equity instrument			634				634
Stock options exercised, including tax benefit of $3,223	1,018,761	850	17,278				18,128
Issuance and amortization of restricted stock, net of cancellations	28,425	23	1,506				1,529

Balance, December 30, 2006	30,855,891	$25,714	$32,129	$—	$159,329	$5,228	$222,400

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
LANCE, INC. AND SUBSIDIARIES
For the Fiscal Years Ended December 30, 2006, December 31, 2005 and December 25, 2004
(in thousands)

	2006	2005	2004

Operating activities:
Net income	$18,478	$18,470	$24,855
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	26,897	28,539	28,641
Stock based compensation expense	1,331	—	—
Loss (gain) on sale of property, net	591	467	(812)
Deferred income taxes	1,182	(3,518)	1,438
Imputed interest on deferred notes	—	—	97
Changes in assets and liabilities, excluding the effects of business acquisitions:
Accounts receivable	(2,683)	(1,450)	(4,369)
Inventory	246	(4,371)	541
Prepaid expenses and other current assets	1,695	869	712
Accounts payable	(2,108)	748	4,262
Accrued income taxes	(1,311)	(74)	2,240
Accrued compensation	(611)	2,377	2,550
Accrued insurance claims	474	1,241	430
Other payables and accrued liabilities	(1,727)	5,343	(545)
Other noncurrent assets	(963)	(436)	—
Other noncurrent liabilities	(2,394)	(1,088)	527

Net cash flow from operating activities	39,097	47,117	60,567

Investing activities:
Purchases of property and equipment	(46,965)	(27,624)	(28,961)
Acquisitions of businesses, net of cash acquired	—	(43,797)	—
Proceeds from sale of property	7,340	1,449	1,591

Net cash used in investing activities	(39,625)	(69,972)	(27,370)

Financing activities:
Dividends paid	(19,556)	(19,056)	(18,869)
Issuances of common stock	18,128	4,353	7,380
Repayments of debt	—	(41,237)	(5,649)
Net repayments under revolving credit facilities	(46,238)	(7,500)	—
Proceeds from debt	50,000	53,715	—
Repurchase of common stock	—	(5,160)	—

Net cash from (used in) financing activities	2,334	(14,885)	(17,138)

Effect of exchange rate changes on cash	155	(183)	(72)

Increase (decrease) in cash and cash equivalents	1,961	(37,923)	15,987
Cash and cash equivalents at beginning of fiscal year	3,543	41,466	25,479

Cash and cash equivalents at end of fiscal year	$5,504	$3,543	$41,466

Supplemental information:
Cash paid for income taxes, net of refunds of $165, $611 and $1,564, respectively	$6,679	$13,581	$8,120
Cash paid for interest	$3,471	$2,018	$2,419
Stock option exercise tax benefit included in operating activities		$783	$977
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
LANCE, INC. AND SUBSIDIARIES
December 30, 2006 and December 31, 2005

NOTE 1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Operations
The aggregated operating units of Lance, Inc. and subsidiaries manufacture, market and distribute a variety of snack food products. Our corporate offices and principal manufacturing facilities are located in Charlotte, North Carolina. We also have manufacturing operations in Burlington, Iowa; Waterloo, Ontario; Guelph, Ontario; Cambridge, Ontario; Hyannis, Massachusetts; Columbus, Georgia; Perry, Florida; and Corsicana, Texas. In April 2005, we acquired a sugar wafer plant in Cambridge, Ontario, Canada. In October 2005, we acquired substantially all of the assets of Tom’s Foods Inc. (Tom’s), including bakery operations in Columbus, Georgia and potato chip plants in Perry, Florida; Fresno, California; Corsicana, Texas and Knoxville, Tennessee. We closed the Fresno, California plant shortly after the acquisition in 2005. During 2006, we closed and sold the Knoxville, Tennessee plant. The Fresno, California plant and certain properties in Columbus, Georgia are currently being held for sale. We manufacture products including sandwich crackers and cookies, restaurant style crackers, potato chips, tortilla chips, cookies, sugar wafers, nuts, candy and other salty snacks. In addition, we purchase certain cakes, candy, meat snacks, restaurant style crackers, salty snacks and cookies for resale in order to broaden our product offerings.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Lance, Inc. and subsidiaries. All significant inter-company items have been eliminated.
Reclassifications
Certain prior year amounts shown in the consolidated financial statements have been reclassified for consistent presentation. Previously, the profit-sharing plan utilized reported net income as the basis for determining the related expense provision. Effective for 2006, the profit-sharing plan was amended, and the related expense provision is now calculated as a percentage of employees’ eligible earnings. In addition, we reclassified equity incentive expense as compensation expense due to the adoption of SFAS 123R. Therefore, the related provision for employees’ retirement plans and equity incentive expense in the current and prior periods have been classified on the consolidated financial statements, consistent with other employee benefit expenses, as cost of sales, selling, marketing and delivery, and general and administrative. These reclassifications had no impact on net income, financial position, or cash flows.
Revenue Recognition
We recognize operating revenue when title and risk of loss pass to our customers. Allowances for sales returns, stale products, promotions, and discounts are recorded as reductions of revenue in the consolidated financial statements.
Fiscal Year
Our fiscal year ends on the last Saturday of December. While most of our fiscal years are 52 weeks, some may be 53 weeks. The fiscal years ended December 30, 2006 and December 25, 2004 were 52 weeks, while the fiscal year ended December 31, 2005 was 53 weeks.

Use of Estimates
Preparing the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include customer returns and promotions, provisions for bad debts, inventories, useful lives of fixed assets, hedge transactions, supplemental retirement benefits, intangible assets, incentive compensation, income taxes, insurance, post-retirement benefits, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.
Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, receivables, accounts payable and short and long-term debt approximate their fair values.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
In accordance with Statement of Financial Accounting Standards (SFAS) No. 95, “Statement of Cash Flows,” cash flow from our operations in Canada is determined based on their reporting currency, the Canadian dollar. As a result, amounts related to assets and liabilities reported in the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. The effect of exchange rate changes on cash balances held in the Canadian dollar is reported below cash flows from financing activities.
Inventories
The principal raw materials used in the manufacturing of our snack food products are vegetable oil, flour, sugar, potatoes, peanut butter, nuts, cheese and seasonings. The principal supplies used are flexible film, cartons, trays, boxes and bags. Inventories are valued at the lower of cost or market. Cost was determined using the last-in, first-out method (LIFO) for approximately 41% and 40% of inventories as of December 30, 2006, and December 31, 2005, respectively. The first-in, first-out method (FIFO) was used for all other inventories.
We may enter into various forward purchase agreements and derivative financial instruments to reduce the impact of volatility in raw material ingredient prices. As of December 30, 2006 and December 31, 2005, we had no outstanding raw material commodity futures or option contracts.
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

The following table summarizes the majority of our estimated useful lives of depreciable property:

Useful Life

Buildings	45 years
Land and building improvements	20-45 years
Machinery and equipment	3-20 years
Furniture and fixtures	5-12 years
Vending machines	8-12 years
Trucks and automobiles	3-10 years

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets held for sale are reported at the lower of the carrying amount or fair value less cost to sell.
Goodwill and Other Intangible Assets
The annual goodwill impairment analysis requires us to project future financial performance, including revenue and profit growth, fixed asset and working capital investments, income tax rates and cost of capital. These projections rely upon historical performance, anticipated market conditions and forward-looking business plans.
The analysis of goodwill as of December 30, 2006 assumes combined average annual revenue growth of approximately 2.5% during the valuation period. Significant investments in fixed assets and working capital to support this growth are factored into the analysis. If the forecasted revenue growth is not achieved, the required investments in fixed assets and working capital could be reduced. Even with the excess fair value over carrying value, changes in assumptions or changes in conditions could result in a goodwill impairment charge in the future.
Amortizable intangible assets are amortized using the straight-line method over their useful lives, which is the estimated period over which economic benefits are expected to be provided. Intangible assets with indefinite lives are not amortized, but are tested for impairment on an annual basis.
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

Insurance Reserves
We maintain reserves for the self-funded portions of employee medical insurance and for post-retiree healthcare benefits. In addition, we maintain insurance reserves for the self-funded portions of workers’ compensation, auto, product and general liability insurance. Self-insured accruals are based on claims filed and estimated claims incurred but not reported. Workers’ compensation, automobile and general liability costs are covered by standby letters of credit with our claims administrators.
We have a defined benefit healthcare plan which currently provides medical insurance benefits for retirees and their spouses to age 65. The plan was amended in 2001, and we began the phase out of the post-retirement healthcare plan. The post-retirement healthcare plan will be phased-out over the next five years. We use a third-party actuary to assist in the estimation of the post-retirement healthcare plan obligation on an annual basis. This obligation requires assumptions regarding participation, healthcare cost trends, employee contributions, turnover, mortality and discount rates.
For casualty insurance obligations, we maintain self-insurance reserves for workers’ compensation and auto liability for individual losses up to $0.5 million. In addition, general and product liability claims are self-funded for individual losses up to $0.1 million. We use a third-party actuary to assist in the estimation of the casualty insurance obligation on an annual basis. In determining the ultimate loss and reserve requirements, the third-party actuary uses various actuarial assumptions including compensation trends, healthcare cost trends and discount rates. The third-party actuary also uses historical information for claims frequency and severity in order to establish loss development factors. The actuarial calculation determines an estimated range of loss reserves. Consistent with prior periods, the 75th percentile of this range represents our best estimate of the ultimate outstanding casualty liability. During 2006 and 2005, we used a 4.5% investment rate to discount the estimated claims based on the historical payout pattern. Claims in excess of the self-insured levels, which vary by type of insurance, are fully insured up to $100.0 million per individual claim.
Derivative Financial Instruments
We are exposed to certain market, commodity and interest rate risks as part of our ongoing business operations and may use derivative financial instruments, where appropriate, to manage these risks. We do not use derivatives for trading purposes.
Foreign Currency Translation
All assets and liabilities of our Canadian subsidiary are translated into U.S. dollars using current exchange rates and income statement items are translated using the average exchange rates during the period. The translation adjustment is included as a component of stockholders’ equity. Gains and losses on foreign currency transactions are included in earnings. Foreign currency transactions resulted in losses of less than $0.1 million in 2006, $0.3 million in 2005, and $0.1 million in 2004.

Stock Compensation Plans
We adopted SFAS 123R at the beginning of 2006. SFAS 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, such as when an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the required service period are to be recognized as compensation cost over that period. In addition, SFAS 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. When we adopted SFAS 123R, we elected the modified prospective application method and prior period amounts have not been restated. The impact of the adoption of SFAS 123R for the year ended December 30, 2006 was a decrease in pre-tax income of $1.3 million.
Prior to the effective date of SFAS 123R, we followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations for stock options granted to employees and directors. Because the exercise price of our stock options equaled the fair market value of the underlying stock on the date of grant, no compensation expense was recognized. We adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”
The following illustrates the pro-forma information, as required under SFAS No. 123, determined as if we had applied the fair value method of accounting for stock options, during the years ended December 31, 2005 and December 25, 2004:

(in thousands, except per share data)	2005	2004

Net income as reported	$18,470	$24,855
Earnings per share as reported — basic	0.62	0.84
Earnings per share as reported — diluted	0.61	0.84

Additional stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been applied	160	320
Pro-forma net income	18,310	24,535
Pro-forma earnings per share — basic	0.61	0.83
Pro-forma earnings per share — diluted	$0.61	$0.83

None of the pro-forma stock based compensation costs shown above were attributable to the discontinued vending business. There were 108,652 options granted during the year ended December 30, 2006. The additional stock based compensation expense related to the adoption of SFAS 123R was $1.3 million, which includes both the effects of non-qualified stock options and long-term plans with future grant dates.

Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those stock options (excess tax benefits) to be classified as financing cash flows. The excess tax benefit for the year ended December 30, 2006 was $3.2 million. Prior to the adoption of SFAS 123R, the unamortized portion of restricted stock was presented as a separate item on the consolidated balance sheets. Under SFAS 123R, the unamortized portion of restricted stock is included as a reduction in additional paid-in capital as of January 1, 2006.
Earnings Per Share
Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.
Diluted earnings per share are calculated by including all dilutive common shares such as stock options and restricted stock. Dilutive potential shares were 377,000 in 2006, 292,000 in 2005 and 313,000 in 2004. There were no anti-dilutive shares in 2006. In 2005 and 2004, anti-dilutive shares totaled 378,000 and 949,000, respectively, and were excluded from the dilutive earnings calculation. No adjustment to reported net income is required when computing diluted earnings per share.
Advertising and Consumer Promotion Costs
We promote our products with certain marketing activities, including advertising, consumer incentives and trade promotions. All advertising costs are expensed as incurred. Consumer incentive and trade promotions are recorded as expense based on amounts estimated as being due to customers and consumers at the end of the period, based principally on our historical utilization and redemption rates. Consumer promotion costs are recorded in accordance with Emerging Issues Task Force Issue (EITF) 00-14, “Accounting for Certain Sales Incentives.” EITF 00-14 provides guidance on the proper classification of certain promotion costs on the income statement. Advertising costs included in selling, marketing and delivery costs on the consolidated statements of income was $4.4 million, $4.6 million and $2.0 million for the fiscal years 2006, 2005 and 2004, respectively.
Shipping and Handling Costs
We do not bill customers separately for shipping and handling of product. These costs are included as part of selling, marketing and delivery expenses on the consolidated statements of income. For the years ended December 30, 2006, December 31, 2005 and December 25, 2004, shipping and handling costs were $68.9 million, $55.1 million and $44.8 million, respectively.
Concentration of Credit Risk
Sales to our largest customer, Wal-Mart Stores, Inc., were approximately 18% of revenues in 2006, 21% in 2005 and 18% in 2004. Accounts receivable at December 30, 2006 and December 31, 2005, included receivables from Wal-Mart Stores, Inc. totaling $13.6 million and $11.8 million, respectively.
Other Charges
During the fifty-three weeks ended December 31, 2005, we announced the appointment of David V. Singer as President and Chief Executive Officer to succeed Paul A. Stroup, III, the former Chairman, Chief Executive Officer and President. The related pre-tax severance charges for Mr. Stroup were $2.5 million and were included in general and administrative expenses in 2005.

New Accounting Standards
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 will be adopted in the first quarter of 2007 and is expected not to have a material impact on our results of operations or financial position.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on our financial condition, results of operations or cash flows.
The FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” in September 2006. SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a single-employer defined benefit post-retirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. We adopted the provisions of SFAS No. 158 that are effective at the end of the fiscal year ending after December 15, 2006, which resulted in a reclassification of the unrealized gain component of the accrued post-retirement healthcare costs liability to accumulated other comprehensive income, net of tax, at December 30, 2006. The year-end measurement requirement will be effective for fiscal years ending after December 15, 2008.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. The FASB issued SFAS No. 159 to mitigate earnings volatility that arises when financial assets and liabilities are measured differently, and to expand the use of fair value measurement for financial instruments. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.
NOTE 2. DISCONTINUED OPERATIONS
During 2006, we analyzed the different areas of our business and determined that our vending operations were becoming increasingly less competitive in the marketplace. Near the end of 2006, we committed to a plan to discontinue our vending operations and sell all remaining vending machines and related assets. A plan was designed to identify potential buyers and dispose of substantially all of the vending assets by the middle of 2007. At December 30, 2006, we had $3.4 million of vending assets, comprised mostly of vending machines, which were classified as held for sale in current assets on the 2006 consolidated balance sheet. An asset impairment of $0.1 million was recorded in discontinued operations on the 2006 consolidated statement of income related to this decision.

Revenue and pre-tax income related to the discontinued vending operations is as follows:

(in millions)	2006	2005	2004

Revenue	$17.8	$27.8	$35.7
Pre-tax income	$0.2	$1.5	$3.3

NOTE 3. ACQUISITIONS
On April 8, 2005, we acquired a sugar wafer facility in Ontario, Canada for $4.8 million. No amount of the purchase price was assigned to intangible assets. The acquisition did not have a material impact on our financial position or results of operations.
On October 21, 2005, we purchased substantially all the assets of Tom’s Foods Inc. pursuant to a Bankruptcy Court order issued on September 23, 2005. The results of operations of the acquired entity for the period of October 22, 2005 through December 31, 2005 are included in the consolidated statements of income for the year ended December 31, 2005. The Tom’s assets were purchased for $39.0 million, net of cash acquired. During 2006, an additional $0.8 million was added to the purchase price for legal and other acquisition costs.
The consolidated balance sheets include allocations of the purchase price of the acquisition to the assets and liabilities acquired based on their estimated fair market values at the date of acquisition, including the allocation of the excess fair value of assets acquired over cost. Once the final appraisal was obtained during 2006, adjustments were made to the carrying values of property, plant and equipment, intangible assets, and assets held for sale to reflect the final appraised values and, for certain assets, the allocation of the excess of fair value of assets acquired over purchase price.
The final purchase price has been allocated as follows:

Final Purchase
(in millions)	Price

Cash	$1.3
Current assets, including assets held for sale	30.9
Property, plant and equipment	15.4
Intangible assets	5.7
Current liabilities	(12.2)

Purchase price	41.1
Cash acquired	(1.3)

Purchase price, net of cash acquired	$39.8

Of the $5.7 million of purchase price related to intangible assets, $5.3 million was allocated to trademarks that have indefinite lives, and $0.4 million was allocated to non-contractual customer relationships that will be amortized over 10 years.

NOTE 4. INVENTORIES
Inventories at December 30, 2006 and December 31, 2005 consisted of the following:

(in thousands)	2006	2005

Finished goods	$18,630	$22,658
Raw materials	7,968	7,630
Supplies, etc.	14,077	11,041

Total inventories at FIFO cost	40,675	41,329
Less: adjustment to reduce FIFO cost to LIFO cost	(3,837)	(4,920)

Total inventories	$36,838	$36,409

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at December 30, 2006 and December 31, 2005 consisted of the following:

(in thousands)	2006	2005

Land and land improvements	$14,764	$15,199
Buildings	83,409	85,061
Machinery, equipment and systems	278,444	263,175
Vending machines	19,167	40,853
Trucks and automobiles	58,198	50,734
Furniture and fixtures	2,065	2,479
Construction in progress	8,870	3,712

	464,917	461,213
Accumulated depreciation and amortization	(265,356)	(272,100)

	$199,561	$189,113
Assets held for sale	(6,552)	(3,020)

Property, plant and equipment, net	$193,009	$186,093

Depreciation expense related to property, plant and equipment was $26.8 million during 2006, and $28.3 million during both 2005 and 2004, respectively.
There are three facilities in Canada which accounted for $21.2 million and $23.1 million of the total net property, plant and equipment in 2006 and 2005, respectively.
At December 30, 2006, assets held for sale consists of $1.4 million of land and $1.8 million of buildings related to the Fresno, California plant and certain properties in Columbus, Georgia; and $3.4 million of vending machines and other vending assets related to the discontinued vending operations.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the fiscal year ended December 30, 2006 are as follows:

(in thousands)	Carrying Amount

Balance as of December 31, 2005	$49,169
Changes in foreign currency exchange rates	(78)

Balance as of December 30, 2006	$49,091

As of December 30, 2006 and December 31, 2005, acquired intangible assets consisted of the following:

	Gross
	Carrying	Accumulated	Net
(in thousands)	Amount	Amortization	Carrying Amount

As of December 30, 2006:

Customer relationships — amortized	$378	$(44)	$334
Trademarks — unamortized	12,875	—	12,875

Total other intangible assets as of December 30, 2006	$13,253	$(44)	$13,209

As of December 31, 2005:

Customer relationships — amortized	$790	$(26)	$764
Trademarks — unamortized	9,940	—	9,940

Total other intangible assets as of December 31, 2005	$10,730	$(26)	$10,704

The intangible asset for customer relationships is being amortized over a useful life of ten years and will be amortized through 2015. Amortization expense was less than $0.1 million for identified intangibles for each of the years ended December 30, 2006 and December 31, 2005. No amortization expense was recorded during the year ended December 25, 2004. Changes in the carrying values of the intangible assets for customer relationships and trademarks from 2005 to 2006 resulted from the final purchase price allocation of the Tom’s acquisition.
The trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely. Therefore, the trademarks are not amortized.
NOTE 7. LONG-TERM DEBT
Long-term debt at December 30, 2006 and December 31, 2005 consisted of the following:

(in thousands)	2006	2005

Unsecured revolving credit facility	$—	$10,215
Unsecured short-term revolving credit facility	—	36,000
Unsecured term loan due October 2011	50,000	—

Total debt	50,000	46,215
Less current portion of long-term debt	—	36,000

Total long-term debt	$50,000	$10,215

In October 2006, we entered into a new unsecured revolving Credit Agreement, terminating and replacing the then existing Second Amended and Restated Credit Agreement and Bridge Credit Agreement. The Credit Agreement allows us to make revolving credit borrowings of up to US$100.0 million and CDN$15.0 million through October 2011. Also under the Credit Agreement, we entered into a $50.0 million term loan due in October 2011. Interest on U.S. denominated revolving borrowings of 30 days or more is payable at a rate based on the Eurodollar rate plus the applicable margin of 0.28% to 0.63%. Interest on other U.S. denominated revolving borrowings is payable based on the U.S. base rate. Interest on the $50.0 million U.S. term loan is based on the Eurodollar rate plus the applicable margin of 0.35% to 0.75%. Interest on Canadian borrowings of 30 days or more is payable at a rate based on the Canadian Bankers’ Acceptance discount rate, plus the applicable margin and an additional 0.13% fee. Interest on other Canadian denominated borrowings is payable based on the Canadian prime rate. The applicable margin for the Eurodollar rate and Canadian Bankers’ Acceptance discount rate based borrowings, which was 0.32%, and for the U.S. term loan, which was 0.40% at December 30, 2006, is determined by certain financial ratios. The Credit Agreement also requires us to pay a facility fee on the entire US$100.0 million and CDN$15.0 million revolvers ranging from 0.07% to 0.13% based on certain financial ratios. At December 30, 2006 we had $50.0 million of term loans outstanding with a weighted average interest rate of 5.50%.
The carrying value of all long-term debt approximates fair value. At December 30, 2006 and December 31, 2005, we had available $94.4 million and $85.3 million respectively, of unused credit facilities. The Credit Agreement requires us to comply with certain covenants, such as debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio and an interest coverage ratio. In addition, our revolving credit agreement restricts payment of a cash dividend and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $125.0 million. At December 30, 2006, our consolidated stockholders’ equity was $222.4 million. We were in compliance with these covenants at December 30, 2006. Interest expense for 2006, 2005, and 2004 was $3.3 million, $2.5 million, and $2.8 million, respectively.
NOTE 8. DERIVATIVE INSTRUMENTS
In November 2006, we entered into an interest rate swap agreement in order to manage the risk associated with variable interest rates. The variable-to-fixed interest rate swap was accounted for as a cash flow hedge, with the effectiveness assessment based on changes in the present value of interest payments on the underlying debt. The notional amount, interest payment and maturity dates of the swap matched the principal, interest payment and maturity dates of the related debt. The interest rate on the swap was 5.4%, including applicable margin.
The underlying notional amount of the swap agreement was $35.0 million. The fair value of the interest rate swap as determined by a third-party financial institution was less than $0.1 million on December 30, 2006.

Through the operations of our Canadian subsidiary, there is an exposure to foreign exchange rate fluctuations, primarily between U.S. dollars and Canadian dollars. The majority of revenue from our Canadian operations is denominated in U.S. dollars and a substantial portion of the operations’ costs, such as raw materials and direct labor, are denominated in Canadian dollars. We have entered into a series of forward currency contracts to mitigate a portion of this foreign exchange rate exposure. These contracts have maturities through December 2007. As of December 30, 2006, the fair value of the liability related to the forward contracts as determined by a third-party financial institution was $0.3 million.
The unrealized loss recorded in accumulated other comprehensive income at December 30, 2006 was $0.2 million, net of tax related to the forward currency contracts. Net cash settlements under the forward contracts as reflected in revenue in the consolidated statements of income in the applicable period.
NOTE 9. INCOME TAXES
Income tax expense (benefit) consists of the following:

(in thousands)	2006	2005	2004

Current:
Federal	$8,517	$12,833	$9,770
State and other	671	855	512
Foreign	(523)	(512)	(160)

	8,665	13,176	10,122

Deferred:
Federal	838	(3,957)	2,546
State and other	112	90	(477)
Foreign	247	226	(472)

	1,197	(3,641)	1,597

Total income tax expense	$9,862	$9,535	$11,719

A reconciliation of the federal income tax rate to our effective income tax rate for the years ended December 30, 2006, December 31, 2005 and December 25, 2004 follows:

	2006	2005	2004

Statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	2.0	1.2	1.2
Net favorable foreign income taxes as a result of tax adjustments and tax rate differences	(2.5)	(2.6)	(1.4)
Resolution of foreign and state income tax claims	—	—	(1.8)
Changes in deferred taxes for effective state rate changes	(0.1)	1.1	(0.4)
Miscellaneous items, net	0.4	(0.7)	(0.6)

Effective income tax rate	34.8%	34.0%	32.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 30, 2006 and December 31, 2005 are presented below:

(in thousands)	2006	2005

Deferred tax assets:
Reserves for employee compensation, deductible when paid for income tax purposes, accrued for financial reporting purposes	$5,380	$5,199
Reserves for insurance claims, deductible when paid for income tax purposes, accrued for financial reporting purposes	5,885	6,392
Other reserves deductible when paid for income tax purposes, accrued for financial reporting purposes	2,810	4,291
Unrealized losses deductible when realized for income tax purposes, included in other comprehensive income	106	—
Inventories, principally due to additional costs capitalized for income tax purposes	1,400	983
Unrealized capital loss deductible when realized for income taxes, accrued for financial reporting purposes	192	192
Net state and foreign operating loss carryforwards (expiring beginning 2011)	1,145	341

Total gross deferred tax assets	16,918	17,398
Less valuation allowance	(417)	(460)

Net deferred tax assets	16,501	16,938

Deferred tax liabilities:
Property, plant and equipment, principally due to differences in depreciation, net of impairment reserves	(29,847)	(29,098)
Trademark amortization	(2,885)	(2,971)
Unrealized gains includible when realized for income tax purposes, included in other comprehensive income	(167)	—
Prepaid expenses and other costs deductible for tax, amortized for financial statement purposes.	(1,353)	(1,448)

Total gross deferred tax liabilities	(34,252)	(33,517)

Total net deferred tax liabilities	$(17,751)	$(16,579)

The valuation allowance as of December 30, 2006 and December 31, 2005 was $0.4 million and $0.5 million, respectively. The valuation allowance relates to a state net operating loss carryforward, which management does not believe will be fully utilized due to the limited nature of our activities in the state where the state net operating loss exists and a capital loss that may not be fully utilized based on prior years history. Based on historical and current earnings, management believes it is more likely than not that we will realize the benefit of the remaining deferred tax assets that are not covered by the valuation allowance.
Our effective tax rate is based on the level and mix of income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Significant judgment is required in determining the annual tax rate and in evaluating tax positions. Reserves are established when, despite the fact that the tax return positions are supportable, we believe these positions are likely to be challenged and may not be successful. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit.

In October 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The FASB issued FSP 109-1 and 109-2 to provide accounting and disclosure guidance for companies that are eligible for the tax deduction resulting from “qualified production activities income” as defined in the Act. FSP 109-1 requires this deduction to be treated as a special deduction, which does not require a revaluation of deferred taxes. The Act provided a tax benefit of $0.3 million and reduced our effective tax rate by approximately one percentage point for fiscal 2005.
Deferred U.S. income taxes are not provided on undistributed earnings of our foreign subsidiary since we have no plans to repatriate the earnings.
NOTE 10. POST-RETIREMENT BENEFITS PLANS
In 2001, we began the phase out of our post-retirement healthcare plan. This plan currently provides post-retirement medical benefits for retirees who were age 55 or older on June 30, 2001 and their spouses for medical coverage between the ages of 60 and 65. Retirees pay contributions toward medical coverage based on the medical plan and coverage they select. The post-retirement healthcare plan will be phased-out over the next five years. The post-retirement healthcare plan is not funded.
At December 30, 2006, we adopted the effective portions of SFAS No. 158. SFAS No. 158 requires us to recognize the unfunded status as a liability and reclassify unrecognized components of net periodic benefit cost to accumulated other comprehensive income, net of tax. We reclassified $0.5 million ($0.3 million, net of tax) of unrecognized net actuarial gains to accumulated other comprehensive income at December 30, 2006. We expect $0.3 million ($0.2 million, net of tax) to be recognized in net periodic benefit cost during 2007.
The following table sets forth the plan’s benefit obligations, funded status, and net periodic benefit costs for the last three years:

(in thousands)	2006	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$1,189	$2,123	$2,471
Service cost	—	42	92
Interest cost	18	72	136
Plan participants’ contributions	386	400	389
Actuarial gain	(290)	(464)	(131)
Benefits paid	(871)	(984)	(834)

Benefit obligation at end of year	432	1,189	2,123

Funded status	(432)	(1,189)	(2,123)
Unrecognized net actuarial gain	—	(1,522)	(1,751)

Net amount recognized	$(432)	(2,711)	(3,874)

Unrecognized net actuarial gain included in accumulated other comprehensive income	$480	—	—

Components of net periodic benefit cost:
Service cost	—	42	92
Interest cost	18	72	136
Recognition of prior service costs	—	—	(250)
Recognized net gain	(1,331)	(693)	(915)

Net periodic benefit	$(1,313)	$(579)	$(937)

Weighted average discount rates used in determining accumulated post-retirement benefit obligation:
Beginning of year	4.95%	3.75%	6.00%

End of year	5.30%	4.95%	3.75%

The post-retirement healthcare plan was valued using a December 30, 2006 measurement date. The discount rate was increased from 4.95% to 5.30% to better reflect the short duration of the liabilities related to remaining participants in this closed group. For measurement purposes, an 8% annual rate of increase in the per capita cost of covered healthcare benefits for the self-insured plan was assumed for 2006. This rate was assumed to decrease gradually to 5.5% in 2011. Of the total benefit obligation at December 30, 2006, $0.2 million is included in other payables and accrued liabilities for benefit payments expected to be made during the next 12 months.
A one percentage point change in assumed healthcare cost trend rates would have an immaterial impact on the accumulated post-retirement benefit obligation and net periodic benefit cost (benefit).
Future benefit payments during the next five years, net of expected contribution from retirees are as follows:

Expected
(in thousands)	Benefit Payments

2007	$241
2008	$142
2009	$50
2010	$27
2011 and thereafter	$—

In addition to the post-retirement healthcare plan described above, we have a defined contribution retirement plan (known as the Lance, Inc. Profit-Sharing “PSR” and 401(k) Retirement Saving Plan) that covers substantially all of our employees. Effective the beginning of 2006, the PSR plan was amended to provide contributions equal to 3.25% or 3.5% of qualified employee wages. Prior to 2006, company contributions to the PSR plan were based on net income before income tax and PSR expense. In 2006 and 2005, the 401(k) plan provided a 50% match of the first 4% of employee contribution not to exceed 2% of the employee’s salary. In 2004, the 401(k) plan provided a 50% match on the first 2% of employee contributions. Total expenses for these employee retirement plans were $7.3 million, $5.6 million and $4.4 million, in 2006, 2005 and 2004, respectively.
NOTE 11. STOCK-BASED COMPENSATION
Effective January 1, 2006, we adopted SFAS 123R, which requires that the value of stock options and similar awards be expensed. SFAS 123R applies to any unvested awards that were outstanding on the effective date and to all new awards granted or modified after the effective date. We adopted SFAS 123R using the modified prospective transition method. Therefore, our income statements for the years ended December 31, 2005 and December 25, 2004 have not been restated to reflect the impact of SFAS 123R. Under this transition method, compensation expense recognized during 2006 included: (i) compensation expense for share-based awards granted prior to, but not vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation expense for share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

In accordance with FASB Staff Position FAS 123R-3, “Transition Election to Accounting for the Tax Effects of Share Based Payment Awards,” we applied the short-cut method for determining our Capital in Excess of Par Value Pool (“APIC Pool”). This includes simplified methods to establish the beginning balance of the APIC Pool related to the tax effects of share-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of share-based awards that were outstanding upon adoption of SFAS 123R. The cash tax windfall benefit realized for the tax deductions from option exercises was $3.2 million, $0.8 million and $1.0 million, respectively, during fiscal 2006, fiscal 2005 and fiscal 2004. The total intrinsic value of stock options exercised during 2006, 2005, and 2004 was $8.6 million, $2.1 million, and $2.6 million, respectively.
As of December 30, 2006, we had stock plans under which 4,500,000 shares of common stock could be issued to key employees, as defined in the plans. The plans authorize the grant of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock and performance shares. The plans also authorize other awards denominated in monetary units or shares of common stock payable in cash or shares of common stock. The plans include 3,000,000 shares under the 1997 Incentive Equity Plan (the 1997 Plan), which expires in March 2007, and 1,500,000 shares under the 2003 Key Employee Stock Plan (the 2003 Plan), which expires in April 2008. At December 30, 2006, there were no SARs outstanding.
As of December 30, 2006, there was $0.5 million of total unrecognized compensation expense related to outstanding stock options. This cost is expected to be recognized on a straight-line basis over a weighted-average period of 2.3 years. Cash received from option exercises during fiscal 2006, fiscal 2005 and fiscal 2004 was $14.9 million, $4.4 million and $7.4 million, respectively.
As of December 30, 2006, there was $7.8 million of total unrecognized compensation expense related to outstanding restricted stock awards. This cost is expected to be recognized on a straight-line basis over a weighted-average period of 3.6 years.
Employee Stock Purchase Plan
We have an employee stock purchase plan under which shares of common stock are purchased on the open market with employee and company contributions. The plan provides for us to contribute an amount equal to 10% of the employees’ contributions, and up to 25% for certain employees who are not executive officers. We contributed less than $0.1 million to the employee stock purchase plan during each of 2006, 2005, and 2004.
Employee Stock Options
Stock options generally become exercisable in three or four installments from six to forty-eight months after date of grant. The option price, which equals the fair market value of our common stock at the date of grant, ranges from $7.65 to $21.06 per share for the outstanding options as of December 30, 2006. The weighted average exercise price of exercisable options was $13.74 as of December 30, 2006.

		Outstanding
	Options	Weighted Average	Options
	Outstanding	Exercise Price	Exercisable

Balance at December 27, 2003	2,959,800	$13.20	1,695,038
Granted	161,850	17.15
Exercised	(570,389)	12.23
Expired/Forfeited	(212,974)	14.02

Balance at December 25, 2004	2,338,287	13.61	1,472,298
Granted	18,800	15.84
Exercised	(390,794)	11.86
Expired/Forfeited	(136,001)	13.78

Balance at December 31, 2005	1,830,292	13.99	1,396,698
Granted	108,652	19.97
Exercised	(1,006,261)	14.59
Expired/Forfeited	(15,199)	11.59

Balance at December 30, 2006	917,484	$14.08	629,300

Weighted average contractual term	5.2 years		4.0 years

Aggregate intrinsic value	$5.5 million		$4.0 million

The following assumptions were used to determine the weighted average fair value of options granted during the years ended December 30, 2006, December 31, 2005, and December 25, 2004:

	2006	2005	2004

Assumptions used in Black Scholes pricing model:
Expected dividend yield	3.21%	3.52%	5.19%
Risk-free interest rate	4.54%	4.39%	3.86%
Weighted average expected life	6.5 years	6.5 years	6.5 years
Expected volatility	31.20%	31.20%	33.45%
Weighted average fair value per share of options granted	$5.50	$4.75	$3.69

Employee Restricted Stock and Restricted Stock Unit Awards
During 2005, we awarded 300,000 restricted stock units; half of which would be settled in common stock shares and half of which would be settled in cash. Compensation costs associated with the restricted stock units that are settled in common stock shares are amortized over the vesting period. The deferred portion of these restricted stock unit awards that are settled in common stock is included in the 2005 consolidated balance sheet as unamortized portion of restricted stock awards. The restricted stock units that will be settled in cash are marked to market every period and amortized over the vesting period. During 2006, the Compensation Committee of the Board of Directors approved an amendment that re-designated the 150,000 units that were to be settled in cash to units settled in stock. Pursuant to SFAS 123R, these restricted units are now classified as equity as opposed to a liability. Accordingly, there was an increase to additional paid-in capital of $0.6 million with an offsetting reduction in other long-term liabilities during 2006. These 300,000 restricted stock units will be settled in common stock equally between the 1997 Plan and the 2003 Plan. During 2006 and 2005, we awarded 20,000 shares and 15,000 shares of common stock, respectively, under the 1997 Plan to new officers, subject to vesting restrictions. Compensation costs associated with these restricted shares are amortized over the vesting period.
Also during 2006, the Compensation Committee of the Board of Directors approved the 2006 Five-Year Performance Equity Plan for Officers and Senior Managers, which provided 302,000 performance equity units to be paid in common stock to key employees in 2011. The number of awards ultimately issued under this plan is contingent upon our relative stock price compared to the Russell 2000 Index and can range from zero to 100% of the awards granted. The fair value of the award was calculated using the Monte Carlo valuation method. This method estimates the probability of the potential payouts using the historical volatility of our common stock compared to the Russell 2000 Index. Included in our assumptions was a risk-free interest rate of 4.53%, expected volatility of 35.08%, and an expected dividend rate of 2.8%. Based on these assumptions, a discount rate of 33.4% was applied to the market value on the grant date.

		Weighted Average
	Restricted Stock	Grant Date Fair
	Awards Outstanding	Value

Balance at December 31, 2005	184,875	16.77
Granted	331,000	15.18
Re-designated	150,000	24.41
Exercised	(14,750)	7.65
Expired/Forfeited	(575)	7.65

Balance at December 30, 2006	650,550	$17.69

The deferred portion of these restricted shares is included in the consolidated balance sheet as unamortized portion of restricted stock awards at December 31, 2005, and as additional paid-in capital at December 30, 2006.
Non-Employee Director Stock Option Plan
In 1995, we adopted a Nonqualified Stock Option Plan for Non-Employee Director (Director Plan). The Director Plan requires among other things that the options are not exercisable unless the optionee remains available to serve as a director until the first anniversary of the date of grant, except that the initial option shall be exercisable after six months. The options under this plan vest on the first anniversary of the date of grant. Options granted under the Director Plan expire ten years from the date of grant. Beginning after December 28, 2002, there were no additional awards made under this plan. The option price, which equals the fair market value of our common stock at the date of grant, ranges from $10.50 to $21.63 per share. There were 94,500 options outstanding at December 30, 2006. At December 30, 2006, the weighted average remaining contractual term was 2.9 years, and the aggregate intrinsic value was $0.5 million.

	Options	Weighted Average	Options
	Outstanding	Exercise Price	Exercisable

Balance at December 27, 2003	201,500	$15.56	201,500
Granted	—	—
Exercised	(31,500)	13.05
Expired/Forfeited	(15,500)	18.15

Balance at December 25, 2004	154,500	15.81	154,500
Granted	—	—
Exercised	(2,000)	15.76
Expired/Forfeited	(12,500)	17.50

Balance at December 31, 2005	140,000	15.67	140,000
Granted	—	—
Exercised	(12,500)	17.66
Expired/Forfeited	(33,000)	16.37

Balance at December 30, 2006	94,500	$15.16	94,500

Non-Employee Director Restricted Stock Awards
In 2003, we adopted the Lance, Inc. 2003 Directors Stock Plan (2003 Director Plan). With the adoption of the 2003 Director Plan, no further awards will be made under our 1995 Nonqualified Stock Option Plan for Non-Employee Directors. The 2003 Director Plan is intended to attract and retain persons of exceptional ability to serve as Directors and to further align the interests of Directors and stockholders in enhancing the value of our common stock and to encourage such Directors to remain with and to devote their best efforts to us. The Board of Directors has reserved 50,000 shares of common stock for issuance under the 2003 Director Plan. This number is subject to adjustment in the event of stock dividends and splits, recapitalizations and similar transactions. The 2003 Director Plan is administered by the Board of Directors.

In both 2006 and 2005, we awarded 9,000 shares of common stock to our directors, subject to certain vesting restrictions. Compensation costs associated with these restricted shares are amortized over the vesting period, at which time the earned portion is charged against current earnings. The deferred portion of these restricted shares is included in the consolidated balance sheet as unamortized portion of restricted stock awards at December 31, 2005, and as additional paid-in capital as of December 30, 2006. At December 30, 2006, there were 9,000 unvested restricted shares outstanding with a remaining contractual term of 3 months and a grant date fair value $24.85.
Long Term Incentive Plans
During 2006, we adopted the Lance, Inc. 2006 Three-Year Incentive Plan for Officers (2006 Officer Plan). With the adoption of the plan, incentives granted to officers and key management are earned over a cumulative three-year period. The 2006 Officer Plan provides for incentive payments in the form of cash, stock grants and/or non-qualified stock option awards after the three-year period has expired and based upon the attainment of certain performance measures.
We adopted the Lance, Inc. 2005 and 2004 Long-Term Incentive Plans for Officers during 2005 and 2004, respectively. With the adoption of these plans, incentives granted to officers and key management are earned over a cumulative three-year period. These plans provide for incentive payments in the form of cash, stock grants and non-qualified stock option awards after the three-year period has expired and based upon the attainment of certain performance measures.
Equity incentive expense recorded in the consolidated statements of income for the long-term incentive plans was $4.9 million, $2.2 million and $0.9 million for the years ended December 30, 2006, December 31, 2005 and December 25, 2004, respectively. The impact of the adoption of SFAS 123R for the year ended December 30, 2006 was an increase in equity incentive expense of $1.3 million as compared to 2005.
NOTE 12. OTHER COMMITMENTS AND CONTINGENCIES
We have entered into contractual agreements providing severance benefits to certain key employees in the event of a change in control. Commitments under these agreements totaled $18.4 million at December 30, 2006.
We have entered into contractual agreements providing severance benefits to certain key employees in the event of termination without cause. Commitments under these agreements were $6.3 million as of December 30, 2006. The maximum commitment for both the change in control and severance agreements as of December 30, 2006 was $20.2 million.
We lease certain facilities and equipment under contracts classified as operating leases. Rental expense was $6.6 million in 2006, $5.3 million in 2005 and $5.1 million in 2004. Future minimum lease commitments for operating leases at December 30, 2006 were as follows:

(in thousands)	Amount

2007	$2,116
2008	1,766
2009	36

Total operating lease commitments	$3,918

We also maintain standby letters of credit in connection with our self insurance reserves for casualty claims. These letters of credit amounted to $18.5 million as of December 30, 2006.
We entered into agreements with suppliers for certain commodities and packaging materials used in the production process. These agreements are entered into in the normal course of business and consist of agreements to purchase a certain quantity over a certain period of time. As of December 30, 2006, outstanding purchase commitments totaled $52.7 million. These commitments range in length from a few weeks to 12 months.
We were one of nine companies sued in August 2005 in the Superior Court for the State of California for the County of Los Angeles by the Attorney General of the State of California for alleged violations of California Proposition 65. California Proposition 65 is a state law that, in part, requires companies to warn California residents if a product contains chemicals listed within the statute. The plaintiff seeks injunctive relief and penalties but has made no specific demands. We intend to vigorously defend this lawsuit. Due to the inherent uncertainties of litigation, the outcome of this unresolved matter cannot be predicted at this time, nor can the amount of any potential loss be reasonably estimated. Consequently, we have not recorded a liability related to this potential contingency at December 30, 2006. A related complaint filed by the Environmental Law Foundation, as previously disclosed in our Form 10-K for the year ended December 31, 2005, was dismissed in the first quarter of 2006.
In addition, we are subject to other routine litigation and claims incidental to our business. In our opinion, such routine litigation and claims should not have a material adverse effect upon our consolidated financial statements taken as a whole.
NOTE 13. STOCKHOLDERS’ EQUITY
Capital Stock
Our Restated Charter, as amended, authorizes 75,000,000 shares of common stock with a par value of $0.83-1/3 and 5,000,000 shares of preferred stock, par value of $1.00 per share, to be issued in such series and with such preferences, limitations and relative rights as the Board of Directors may determine from time to time. There were 30,855,891 and 29,808,705 shares of common stock outstanding at December 30, 2006 and December 31, 2005, respectively. There were no preferred shares outstanding.
Stockholder Rights Plan
On July 14, 1998, our Board of Directors adopted a Preferred Shares Rights Agreement (Rights Agreement), designed to protect all of our stockholders and ensure that they receive fair and equal treatment in the event of an attempted takeover or certain takeover tactics. Pursuant to the Rights Agreement, each common stockholder received a dividend distribution of one Right for each share of common stock held.
If any person or group acquires beneficial ownership of 20% or more of our outstanding common stock, or commences a tender or exchange offer that results in that person or group acquiring such level of beneficial ownership, each Right (other than the Rights owned by such person or group, which become void) entitles its holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock for an exercise price of $100.

Each Right, under certain circumstances, entitles the holder to purchase the number of shares of our common stock which have an aggregate market value equal to twice the exercise price of $100. Under certain circumstances, the Board of Directors may exchange each outstanding Right for either one share of our common stock or one one-hundredth of a share of Junior Participating Preferred Stock.
In addition, if a person or group acquires beneficial ownership of 20% or more of our common stock and we merge into another entity, another entity merges into Lance, Inc. or we sell 50% or more of its assets or earning power to another entity, each Right (other than those owned by acquirer, which become void) entitles its holder to purchase, for the exercise price of $100, the number of shares of our common stock (or share of the class of stock of the surviving entity which has the greatest voting power) which has a value equal to twice the exercise price.
If any such person or group acquires beneficial ownership of between 20% and 50% of our common stock, the Board of Directors may, at its option, exchange for each outstanding and not voided Right either one share of common stock or one one-hundredth of a share of Series A Junior Participating Preferred Stock.
The Board of Directors may redeem the Rights at a price of $0.01 per Right at any time prior to a specified period of time after a person or group has become the beneficial owner of 20% or more of its common stock. The Rights will expire on July 14, 2008 unless redeemed earlier.
Other Comprehensive Income
Accumulated other comprehensive income presented in the consolidated balance sheets consists of:

(in thousand)	2006	2005

Foreign currency translation adjustment	$5,108	$5,081
Adoption of SFAS 158, net of tax	313	—
Net unrealized losses on derivative instruments, net of tax	(193)	—

Total accumulated other comprehensive income	$5,228	$5,081

Income taxes on the foreign currency translation adjustment in other comprehensive income were not recognized because the earnings are intended to be indefinitely reinvested in those operations.

NOTE 14. INTERIM FINANCIAL INFORMATION (UNAUDITED)
A summary of interim financial information follows (in thousands, except per share data):

	2006 Interim Period Ended
	April 1	July 1	September 30	December 30
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)

Net sales and other operating revenues	$180,745	$188,341	$188,628	$172,402
Cost of sales	104,866	105,660	106,768	98,282
Selling, marketing and delivery	65,045	60,285	60,571	54,191
General and administrative	11,458	11,771	9,296	10,389
Other expense/(income), net	162	517	(243)	(245)

(Loss)/income from continuing operations before interest and taxes	(786)	10,108	12,236	9,785
Interest expense, net	669	828	901	758

(Loss)/income from continuing operations before taxes	(1,455)	9,280	11,335	9,027
Income tax (benefit)/expense	(531)	3,386	3,940	3,014

Net (loss)/income from continuing operations	(924)	5,894	7,395	6,013
Income/(loss) from discontinued operations	250	418	129	(644)
Income tax expense/(benefit)	91	153	45	(236)

Net income/(loss) from discontinued operations	159	265	84	(408)

Net (loss)/income	$(765)	$6,159	$7,479	$5,605

From continuing operations:
Net (loss)/income per common share — basic	$(0.03)	$0.19	$0.24	$0.19
Net (loss)/income per common share — diluted	(0.03)	0.19	0.24	0.19
From discontinued operations:
Net income/(loss) per common share — basic	—	0.01	—	(0.01)
Net income/(loss) per common share — diluted	—	0.01	—	(0.01)

Dividends declared per common share	$0.16	$0.16	$0.16	$0.16

	2005 Interim Period Ended
	March 26	June 25	September 24	December 31
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(14 Weeks)

Net sales and other operating revenues	$138,592	$159,832	$166,173	$186,840
Cost of sales	77,311	88,029	94,632	109,359
Selling, marketing and delivery	48,415	51,602	52,138	63,899
General and administrative	7,872	11,384	7,668	10,681
Other expense/(income), net	14	66	(246)	129

Income from continuing operations before interest and taxes	4,980	8,751	11,981	2,772
Interest expense, net	543	550	358	534

Income from continuing operations before taxes	4,437	8,201	11,623	2,238
Income tax expense	1,545	2,981	3,917	580

Net income from continuing operations	2,892	5,220	7,706	1,658
Income/(loss) from discontinued operations	580	654	480	(208)
Income tax expense/(benefit)	202	238	162	(90)

Net income/(loss) from discontinued operations	378	416	318	(118)

Net Income	$3,270	$5,636	$8,024	$1,540

From continuing operations:
Net income per common share — basic	$0.10	$0.18	$0.26	$0.05
Net income per common share — diluted	0.10	0.18	0.26	0.05
From discontinued operations:
Net income per common share — basic	0.01	0.01	0.01	—
Net income per common share — diluted	0.01	0.01	0.01	—

Dividends declared per common share	$0.16	$0.16	$0.16	$0.16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Lance, Inc.:
We have audited the accompanying consolidated balance sheets of Lance, Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 30, 2006. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lance, Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Notes 1 and 11 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. As discussed in Notes 1, 10 and 13 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards, No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 30, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lance, Inc.’s internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
Charlotte, North Carolina
March 8, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Lance, Inc.:
We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”, that Lance, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lance, Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 30, 2006, and our report dated March 8, 2007 expressed an unqualified opinion on those consolidated financial statements.
Charlotte, North Carolina
March 8, 2007

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.
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
Management assessed the effectiveness of internal control over financial reporting as of December 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 30, 2006.
Our independent registered public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting. That report begins on page 51.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b of the Securities and Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for the purpose of providing reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Our management assessed the effectiveness of our internal controls over financial reporting as of December 30, 2006. See page 53 for “Management’s Report on Internal Control over Financial Reporting.” Our independent registered public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting. The report of the independent registered public accounting firm appears on page 51.
There have been no changes in our internal control over financial reporting during the quarter ended December 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.
PART III
Items 10 through 14 are incorporated by reference to the sections captioned Principal Stockholders and Holdings of Management, Election of Directors, The Board of Directors and its Committees, Compensation Committee Interlocks and Insider Participation, Compensation Committee Report, Equity Compensation Plans, Director Compensation, Section 16(a) Beneficial Ownership Reporting Compliance, Executive Officer Compensation and Ratification of Selection of Independent Public Accountants in our Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2007 and to the Separate Item in Part I of this Annual Report captioned Executive Officers of the Registrant.

Item 10. Directors and Executive Officers of the Registrant
Code of Ethics
We have adopted a Code of Conduct and Ethics which covers our officers and employees. In addition, we have adopted a Code of Ethics for Directors and Senior Financial Officers which covers the members of the Board of Directors and Senior Financial Officers, including the Chief Executive Officer, Chief Financial Officer, Corporate Controller and Principal Accounting Officer. These Codes are posted on our website at www.lance.com. We will disclose any substantive amendments to, or waivers from, our Code of Ethics for Directors and Senior Financial Officers on our website or in a report on Form 8-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) 1.	Financial Statements.

The following financial statements are filed as part of this report:

Page

Consolidated Statements of Income for the Fiscal Years Ended December 30, 2006, December 31, 2005 and December 25, 2004	24

Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005	25

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Fiscal Years Ended December 30, 2006, December 31, 2005 and December 25, 2004	26

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 30, 2006, December 31, 2005 and December 25, 2004	27

Notes to Consolidated Financial Statements	28

Reports of Independent Registered Public Accounting Firm	50

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
          4.4 Second Supplement to Preferred Shares Rights Agreement dated as of November 1, 2006 between the Registrant and American Stock Transfer & Trust Company, filed herewith.
          10.1 Lance, Inc. 1995 Nonqualified Stock Option Plan for Non-Employee Directors, as amended, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2005 (File No. 0-398).
          10.2 Lance, Inc. 1997 Incentive Equity Plan, as amended, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2006 (File No. 0-398).

          10.3 Lance, Inc. 2003 Key Employee Stock Plan, as amended, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2005 (File No. 0-398).
          10.4 Lance, Inc. 2003 Director Stock Plan, incorporated herein by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-104961).
          10.5* Lance, Inc. Compensation Deferral and Benefit Restoration Plan, as amended, filed herewith.
          10.6* Lance, Inc. 2003 Long-Term Incentive Plan for Officers, as amended, incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004 (File No. 0-398).
          10.7* Lance, Inc. 2004 Annual Performance Incentive Plan for Officers, as amended, incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004 (File No. 0-398).
          10.8* Lance, Inc. 2004 Long-Term Incentive Plan for Officers, as amended, incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004 (File No. 0-398).
          10.9* Lance, Inc. 2005 Annual Performance Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 1, 2005 (File No. 0-398).
          10.10* Lance, Inc. 2005 Long-Term Incentive Plan for Officers, as amended, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended September 24, 2005 (File No. 0-398).
          10.11* Lance, Inc. 2006 Annual Performance Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 3, 2006 (File No. 0-398).
          10.12* Lance, Inc. 2006 Three-Year Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2006 (File No. 0-398).
          10.13* Lance, Inc. 2006 Five-Year Performance Equity Plan for Officers and Senior Managers, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2006 (File No. 0-398).
          10.14* Lance, Inc. 2005 Employee Stock Purchase Plan, as amended and restated, filed herewith.
          10.15* Executive Employment Agreement dated May 11, 2005 between the Registrant and David V. Singer, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2005 (File No. 0-398).

          10.16* Compensation and Benefits Assurance Agreement dated May 11, 2005 between the Registrant and David V. Singer, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 16, 2005 (File No. 0-398).
          10.17* Restricted Stock Unit Award Agreement dated May 11, 2005 between the Registrant and David V. Singer, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 16, 2005 (File No. 0-398).
          10.18* Restricted Stock Unit Award Agreement Amendment dated April 27, 2006 between the Registrant and David V. Singer, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 3, 2006 (File No. 0-398).
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
          10.21* Offer Letter, effective as of January 30, 2006, between the Registrant and Rick D. Puckett, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2006 (File No. 0-398).
          10.22* Form of Compensation and Benefits Assurance Agreement between the Registrant and each of Earl D. Leake, H. Dean Fields, Frank I. Lewis, Rick D. Puckett and Blake W. Thompson, incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (File No. 0-398).
          10.23* Executive Severance Agreement dated November 7, 1997 between the Registrant and Earl D. Leake, incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (File No. 0-398).
          10.24* Amendment to Executive Severance Agreement dated July 26, 2001 between the Lance, Inc. and Earl D. Leake, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended September 29, 2001 (File No. 0-398).
          10.25* Second Amendment to Executive Severance Agreement dated October 21, 2004 between Lance, Inc. and Earl D. Leake, incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004 (File No. 0-398).
          10.26* Form of Executive Severance Agreement between the Registrant and each of Frank I. Lewis, H. Dean Fields, Rick D. Puckett, Blake W. Thompson and Margaret E. Wicklund, incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (File No. 0-398).

          10.27 Second Amended and Restated Credit Agreement dated as of February 8, 2002 among the Registrant, Lanfin Investments Inc., Bank of America, N.A., First Union National Bank, Fleet National Bank, et al incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 30, 2002 (File No. 0-398).
          10.28 Bridge Credit Agreement, dated as of October 21, 2005, between the Registrant and Bank of America, National Association, as agent and sole initial lender, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2005 (File No. 0-398).
          10.29 Credit Agreement, dated as of October 20, 2006, among the Registrant, Tamming Foods, Ltd., Bank of America, National Association, Wachovia Capital Markets, LLC and the other lenders named therein, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006 (File No. 0-398)
          21 List of the Subsidiaries of the Registrant, filed herewith.
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

LANCE, INC.
Dated: March 8, 2007	By:	/s/ David V. Singer
David V. Singer
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ David V. Singer David V. Singer	President and Chief Executive Officer (Principal Executive Officer)	March 8, 2007

/s/ Rick D. Puckett Rick D. Puckett	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)	March 8, 2007

/s/ Margaret E. Wicklund Margaret E. Wicklund	Corporate Controller and Assistant Secretary (Principal Accounting Officer)	March 8, 2007

/s/ W. J. Prezzano W. J. Prezzano	Chairman of the Board of Directors	March 8, 2007

/s/ Barbara R. Allen Barbara R. Allen	Director	March 8, 2007

/s/ Jeffrey A. Atkins Jeffrey A. Atkins	Director	March 8, 2007

Signature	Capacity	Date

/s/ J.P. Bolduc J.P. Bolduc	Director	March 8, 2007

/s/ William R. Holland William R. Holland	Director	March 8, 2007

/s/ Robert V. Sisk Robert V. Sisk	Director	March 8, 2007

/s/ Dan C. Swander Dan C. Swander	Director	March 8, 2007

/s/ Isaiah Tidwell Isaiah Tidwell	Director	March 8, 2007

S. Lance Van Every	Director