Form 10-Q
period 2007-03-31
LANCE INC
filed 2007-04-30
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarter (13 weeks) ended March 31, 2007
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
Yes ☐            No ☑
The number of shares outstanding of the registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock as of April 25, 2007, was 30,992,983 shares.

LANCE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income/(Loss) (Unaudited)
For the Quarters Ended March 31, 2007 and April 1, 2006
(In thousands, except share and per share data)

	Quarter Ended
	March 31,	April 1,
	2007	2006

Net sales and other operating revenue	$182,426	$180,745

Cost of sales and operating expenses/(income):
Cost of sales	102,976	104,866
Selling, marketing and delivery	56,479	65,045
General and administrative	13,137	11,458
Other (income)/expense, net	(90)	162

Total costs and expenses	172,502	181,531

Income/(loss) from continuing operations before interest	9,924	(786)

Interest expense, net	(604)	(669)

Income/(loss) from continuing operations before income taxes	9,320	(1,455)
Income tax (expense)/benefit	(3,448)	531

Net income/(loss) from continuing operations	5,872	(924)

Income from discontinued operations	537	250
Income tax expense	(199)	(91)

Net income from discontinued operations	338	159

Net income/(loss)	$6,210	$(765)

Basic earnings/(loss) per share:
From continuing operations	$0.19	$(0.03)
From discontinued operations	$0.01	$—
Basic earnings/(loss) per share	$0.20	$(0.03)
Weighted average shares outstanding — basic	30,805,000	29,933,000

Diluted earnings/(loss) per share:
From continuing operations	$0.19	$(0.03)
From discontinued operations	$0.01	$—
Diluted earnings/(loss) per share	$0.20	$(0.03)
Weighted average shares outstanding — diluted	31,131,000	30,362,000
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of March 31, 2007 (Unaudited) and December 30, 2006
(In thousands, except share data)

	March 31,	December 30,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$3,246	$5,504
Accounts receivable, net	65,235	61,690
Inventories	37,329	36,838
Deferred income tax asset	8,748	8,811
Assets held for sale	5,259	6,552
Prepaid expenses and other current assets	7,641	6,298

Total current assets	127,458	125,693

Other assets
Property, plant & equipment, net	193,661	193,009
Goodwill	49,417	49,091
Other intangible assets, net	13,200	13,209
Other assets	4,663	4,450

Total assets	$388,399	$385,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$19,644	$18,194
Accrued compensation	18,768	22,299
Accrued retirement plans	1,370	5,192
Accrual for casualty insurance claims	6,726	6,783
Accrual for medical insurance claims	4,117	3,488
Accrued selling costs	5,169	4,860
Other payables and accrued liabilities	14,278	12,632

Total current liabilities	70,072	73,448

Other liabilities
Long-term debt	50,000	50,000
Deferred income taxes	25,962	26,562
Accrual for casualty insurance claims	9,074	9,418
Other long-term liabilities	6,035	3,624

Total liabilities	161,143	163,052

Commitments and contingencies

Stockholders’ equity
Common stock, 30,980,285 and 30,855,891 shares outstanding, respectively	25,817	25,714
Preferred stock, no shares outstanding	—	—
Additional paid-in capital	34,998	32,129
Retained earnings	160,665	159,329
Accumulated other comprehensive income	5,776	5,228

Total stockholders’ equity	227,256	222,400

Total liabilities and stockholders’ equity	$388,399	$385,452

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income/(Loss) (Unaudited)
For the Quarters Ended March 31, 2007 and April 1, 2006
(In thousands, except share data)

				Unamortized		Accumulated
			Additional	Portion of		Other
		Common	Paid-in	Restricted Stock	Retained	Comprehensive
	Shares	Stock	Capital	Awards	Earnings	Income	Total

Balance, December 31, 2005	29,808,705	$24,841	$13,870	$(2,490)	$160,407	$5,081	$201,709

Comprehensive income/(loss):
Net loss	—	—	—	—	(765)	—	(765)
Foreign currency translation adjustment	—	—	—	—	—	(163)	(163)

Total comprehensive loss							(928)

Cash dividends paid to stockholders	—	—	—	—	(4,789)	—	(4,789)

Stock options exercised, including excess tax benefit of $1,037	417,645	348	6,777	—	—	—	7,125

Stock-based compensation			(2,367)	2,490			123

Cancellation, issuance and amortization of restricted stock, net	19,425	16	195	—	—	—	211

Balance, April 1, 2006	30,245,775	$25,205	$18,475	$—	$154,853	$4,918	$203,451

Balance, December 30, 2006	30,855,891	$25,714	$32,129	$—	$159,329	$5,228	$222,400

Comprehensive income:
Net income	—	—	—	—	6,210	—	6,210
Foreign currency translation adjustment	—	—	—	—	—	640	640
Net unrealized losses on derivative instruments, net of tax effect of $24	—	—	—	—	—	(34)	(34)
Amortization of gains from post- retirement medical plan, net of tax effect of $17						(58)	(58)

Total comprehensive income							6,758

Cash dividends paid to stockholders	—	—	—	—	(4,935)	—	(4,935)

Stock options exercised, including excess tax benefit of $110	50,394	42	787	—	—	—	829

Cumulative adjustment from adoption of FIN 48	—	—	—	—	61	—	61

Stock-based compensation previously recognized under a liability plan	—	—	316	—	—	—	316

Stock-based compensation	—	—	401	—	—	—	401

Cancellation, issuance and amortization of restricted stock, net	74,000	61	1,365	—	—	—	1,426

Balance, March 31, 2007	30,980,285	$25,817	$34,998	$—	$160,665	$5,776	$227,256

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Quarters Ended March 31, 2007 and April 1, 2006
(In thousands)

	Quarters Ended
	March 31,	April 1,
	2007	2006
Operating activities
Net income/(loss)	$6,210	$(765)
Adjustments to reconcile net income/(loss) to cash provided by operating activities:
Depreciation and amortization	6,981	6,650
Stock-based compensation expense	876	660
(Gain)/loss on sale of property, net	(140)	110
Changes in operating assets and liabilities	(5,916)	(10,724)

Net cash from/(used in) operating activities	8,011	(4,069)

Investing activities
Purchases of property and equipment	(7,073)	(9,855)
Proceeds from sale of property	802	1,383

Net cash used in investing activities	(6,271)	(8,472)

Financing activities
Dividends paid	(4,935)	(4,789)
Issuance of common stock	829	7,125
Net proceeds from revolving credit facilities	—	9,506

Net cash flow (used in)/from financing activities	(4,106)	11,842

Effect of exchange rate changes on cash	108	83

Decrease in cash and cash equivalents	(2,258)	(616)
Cash and cash equivalents at beginning of period	5,504	3,543

Cash and cash equivalents at end of period	$3,246	$2,927

Supplemental information:
Cash paid for income taxes, net of refunds of $0 and $2, respectively	$32	$383
Cash paid for interest	$718	$827
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
1.	The accompanying unaudited condensed consolidated financial statements of Lance, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in our Form 10-K for the year ended December 30, 2006 filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2007. In our opinion, these condensed consolidated financial statements reflect all adjustments (consisting of only normal, recurring accruals) necessary to present fairly our condensed consolidated financial position as of March 31, 2007 and December 30, 2006 and the condensed consolidated statements of income/(loss) for the quarters ended March 31, 2007 and April 1, 2006 and the condensed consolidated statements of stockholders’ equity and comprehensive income/(loss) and cash flows for quarters ended March 31, 2007 and April 1, 2006. Prior year amounts shown in the accompanying condensed consolidated financial statements have been reclassified for consistent presentation.
2.	The consolidated results of operations for the quarter ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 29, 2007.
3.	Preparing financial statements requires management to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. Examples include customer returns and promotions, provisions for bad debts, inventory valuations, useful lives of fixed assets, hedge transactions, supplemental retirement benefits, intangible asset valuations, incentive compensation, income taxes, insurance, post-retirement benefits, contingencies and legal proceedings. Actual results may differ from these estimates under different assumptions or conditions.
4.	The principal raw materials used in the manufacture of our snack food products are flour, vegetable oil, sugar, potatoes, peanuts, nuts, cheese, and seasonings. The principal supplies used are flexible film, cartons, trays, boxes, and bags. These raw materials and supplies are generally available in adequate quantities in the open market either from sources in the United States or from other countries. These raw materials are generally contracted up to a year in advance.
5.	We utilize the dollar value last-in, first-out (“LIFO”) method of determining the cost of approximately 41% of our inventories. Because inventory valuations under the LIFO method are based on annual determinations, the interim LIFO valuations require management to estimate year-end costs and levels of inventories. The variation between estimated year-end costs and levels of LIFO inventories compared to the actual year-end amounts may materially affect the results of operations for the full year.

Inventories consist of:

	March 31,	December 30,
(in thousands)	2007	2006

Finished goods	$19,136	$18,630
Raw materials	7,899	7,968
Supplies, etc.	14,288	14,077

Total inventories at FIFO cost	41,323	40,675
Less adjustments to reduce FIFO cost to LIFO cost	(3,994)	(3,837)

Total inventories	$37,329	$36,838

LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
6.	The following tables provide a reconciliation of the common shares used for basic earnings per share and diluted earnings per share:

	Quarters Ended
	March 31,	April 1,
(in thousands)	2007	2006
Weighted average number of common shares used for basic earnings per share	30,805	29,933
Effect of potential dilutive shares	326	429

Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	31,131	30,362

Anti-dilutive shares excluded from the above reconciliation	108	203

7.	Sales to our largest customer, Wal-Mart Stores, Inc., were 20% and 18% of revenue for the quarters ended March 31, 2007 and April 1, 2006, respectively. Accounts receivable at March 31, 2007 and December 30, 2006 included receivables from Wal-Mart Stores, Inc. totaling $15.2 million and $13.6 million, respectively.
8.	For the quarter ended March 31, 2007 and April 1, 2006, net bad debt benefit was $0.1 million and $0.2 million, respectively. Net bad debt benefit is included in selling, marketing and delivery in the accompanying condensed consolidated statements of income/(loss).
9.	During the quarter ended March 31, 2007, we granted 114,000 vested nonqualified stock options that were previously accounted for as a liability. This resulted in an increase in additional paid-in capital and a decrease in accrued compensation of $0.3 million on the March 31, 2007 condensed consolidated balance sheet.
10.	Net periodic benefit income for our post-retirement medical benefit plan consists of the following:

	Quarters Ended
	March 31,	April 1,
(in thousands)	2007	2006
Components of net periodic postretirement benefit cost (income):
Service cost	$—	$1
Interest cost	4	12
Gain amortization	(75)	(181)

Net periodic postretirement benefit income	$(71)	$(168)

For the quarter ended March 31, 2007, we paid less than $0.1 million in retiree benefit claims and received $0.1 million in plan participant contributions. For the quarter ended April 1, 2006, we paid $0.2 million in retiree benefit claims and received $0.1 million in plan participant contributions.

11.	At March 31, 2007 and December 30, 2006, we had $5.3 million and $6.6 million, respectively, of assets held for sale. The assets at March 31, 2007 are primarily related to the discontinued vending operations and two locations acquired from Tom’s Foods Inc. and subsequently closed. These assets are expected to be sold during 2007.

12.	In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 was adopted at the beginning of 2007. The $0.1 million cumulative effect of applying FIN 48 was reported as an increase to the opening balance of retained earnings. Additionally, we reclassified a $1.9 million net liability for uncertain tax positions from other payables and accrued liabilities to other long-term liabilities of $2.2 million and $0.3 million of deferred tax assets on the condensed consolidated balance sheet as of March 31, 2007.

LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
We have recorded gross unrecognized tax benefits totaling $2.2 million as of March 31, 2007. Of this amount, $1.9 million would impact the effective tax rate if subsequently recognized. Various taxing authorities’ statutes of limitations related to the computation of our unrecognized tax benefits will expire within twelve months of the adoption of FIN 48 resulting in a potential $0.5 million reduction of the unrecognized tax benefit amount. We classify interest and penalties associated with income tax positions within income tax expense. The interest and penalty component of the unrecognized tax benefits as of March 31, 2007 was $0.4 million.

We have open years for income tax audit purposes in our major taxing jurisdictions according to statutes as follows:

Jurisdiction	Open years
US federal Canada federal Ontario provincial Massachusetts North Carolina Iowa	2003 and forward 2002 and forward 2001 and forward 2001 and forward 2003 and forward 2003 and forward
The FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” in September 2006. SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a single-employer defined benefit post-retirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. We adopted SFAS No. 158 at the end of 2006, which resulted in a reclassification of the unrealized gain component of the accrued post-retirement healthcare costs liability to accumulated other comprehensive income, net of tax, at December 30, 2006. There will be no impact from the adoption of the remaining provisions of SFAS No. 158 since we already measure the funded status of our post-retirement medical plan at the year-end balance sheet date.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. We routinely evaluate our estimates, including those related to customer returns and promotions, provisions for bad debts, inventory valuations, useful lives of fixed assets, hedge transactions, supplemental retirement benefits, intangible asset valuations, incentive compensation, income taxes, insurance, post-retirement benefits, contingencies and legal proceedings. Actual results may differ from these estimates under different assumptions or conditions.
Results of Operations
Quarter Ended March 31, 2007 Compared to Quarter Ended April 1, 2006

					Favorable/
	Quarter Ended				(Unfavorable)
($ In thousands)	March 31, 2007		April 1, 2006		Variance

Revenue	$182,426	100.0%	$180,745	100.0%	$1,681	0.9%
Cost of sales	102,976	56.4%	104,866	58.0%	1,890	1.8%

Gross margin	79,450	43.6%	75,879	42.0%	3,571	4.7%
Selling, marketing and delivery	56,479	31.0%	65,045	36.0%	8,566	13.2%
General and administrative	13,137	7.2%	11,458	6.3%	(1,679)	(14.7%)
Other (income)/expense, net	(90)	—	162	0.1%	252	155.6%

Earnings/(losses) before interest and taxes	9,924	5.4%	(786)	(0.4%)	10,710	1362.6%
Interest expense, net	(604)	(0.3%)	(669)	(0.4%)	65	9.7%
Income tax (expense)/benefit	(3,448)	(1.9%)	531	0.3%	(3,979)	(749.3%)

Income/(loss) from continuing operations	5,872	3.2%	(924)	(0.5%)	6,796	735.5%
Income from discontinued operations	537	0.3%	250	0.1%	287	114.8%
Income tax expense	(199)	(0.1%)	(91)	—	(108)	(118.7%)

Net income from discontinued operations	338	0.2%	159	0.1%	179	112.6%

Net income/(loss)	$6,210	3.4%	$(765)	(0.4%)	$6,975	911.8%

For the quarter ended March 31, 2007, income from continuing operations increased $6.8 million and revenue increased $1.7 million or 0.9% compared to the quarter ended April 1, 2006. The results of operations for the prior year were significantly impacted by the acquisition of substantially all of the assets of Tom’s Foods Inc. (“Tom’s”), which occurred during the fourth quarter of 2005. For the first quarter of 2006, this acquisition resulted in carrying incremental overhead costs as well as additional expenses for retention incentives and other integration costs of $1.7 million. Excluding the $1.7 million of additional expense, income from continuing operations for the first quarter of 2007 increased $5.7 million compared to the same period last year.
Branded product revenue decreased $1.5 million or 1% compared to prior year primarily due to the discontinuation of certain product offerings and the consolidation of direct-store delivery routes during the first half of 2006 related to the integration of the Tom’s acquisition. Lance® sandwich crackers and Cape Cod Potato Chips® products reflected continued mid single-digit revenue growth, offset by declines in cakes, food service products and the elimination of various unprofitable product lines. Revenue from grocery stores and mass merchandisers increased approximately 15% but were more than offset by declines in “up and down the street,” dollar store, food service and convenience store customers.
Non-branded product revenue increased $3.2 million or 5% as a result of increased revenue from private label customers offset slightly by declines in contract manufacturing revenue. The increase in private label revenue was driven by growth with existing customers.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
For the quarter ended March 31, 2007, branded product revenue represented approximately 63% of total revenue compared to 64% for the quarter ended April 1, 2006. Private label revenue represented 27% and 25% of total revenue for the first quarters of 2007 and 2006, respectively, and contract manufacturing revenue represented 10% of total revenue for the first quarter of 2007 and 11% for the first quarter of 2006.
Gross margin increased $3.6 million or 1.6% as a percentage of revenue compared to the first quarter of 2006. Improved operating efficiencies and favorable pricing and promotions more than offset increased commodity costs of approximately $3.2 million.
Selling, marketing and delivery expenses decreased $8.6 million or 13% as compared to the first quarter of 2006. The decrease was primarily driven by supply chain and distribution efficiencies of $2.8 million, lower payroll-related costs of $1.7 million due to fewer employees, retention expenses of $1.5 million recognized in 2006 related to the Tom’s integration and a shift in timing of $1.1 million of advertising costs to later in 2007.
General and administrative expenses increased $1.7 million or 15% due to higher professional fees, increased incentive compensation and additional relocation costs as compared to the prior year.
Other income increased $0.3 million due to gains on property dispositions in the current year as opposed to losses in the prior year.
Net income from discontinued operations during the first quarter of 2007 increased $0.2 million due to the requirement to suspend depreciation on the vending assets held for sale.
Liquidity and Capital Resources
Liquidity
For the quarter ended March 31, 2007, the principal sources of liquidity for operating needs were provided by operating activities and cash on hand. Cash flow from operating activities, cash on hand and existing borrowing facilities are believed to be sufficient for the foreseeable future to enable us to meet our obligations, fund capital expenditures and pay cash dividends. As of March 31, 2007, cash and cash equivalents totaled $3.2 million.
Cash Flow
Net cash flow from operating activities was $8.0 million and cash flow used in operating activities was $4.1 million for the quarters ended March 31, 2007 and April 1, 2006, respectively. Working capital other than cash and cash equivalents increased to $54.1 million from $46.7 million at December 30, 2006.
Net cash flow used in investing activities was $6.3 million for the quarter ended March 31, 2007. Cash expenditures for fixed assets, principally tractors and trailers, manufacturing equipment, handheld computers and delivery vans for field sales representatives totaled $7.1 million, partially funded by proceeds from the sale of assets of $0.8 million.
Cash used in financing activities for the quarter ended March 31, 2007 totaled $4.1 million. Cash from financing activities for the quarter ended April 1, 2006 totaled $11.8 million. During the quarters ended March 31, 2007 and April 1, 2006, we paid dividends of $0.16 per share totaling $4.9 million and $4.8 million, respectively. In addition, we received cash and related tax benefits of $0.8 million and $7.1 million during the quarters ended March 31, 2007 and April 1, 2006, respectively, as a result of the exercise of stock options by employees. Net proceeds from our revolving credit facility totaled $9.5 million during the quarter ended April 1, 2006.
Dividends
On April 26, 2007, the Board of Directors declared a quarterly cash dividend of $0.16 per share, payable on May 18, 2007 to stockholders of record on May 10, 2007.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investing Activities
Capital expenditures are expected to continue at a level sufficient to support our strategic and operating needs. Capital expenditures and other investing activities for 2007 are projected to be approximately $48 million and funded by net cash flow from operating activities, cash on hand, and borrowing facilities. Capital expenditures for purchases of property and equipment were $47 million for the year ended December 30, 2006.
Additional borrowings available under all existing credit facilities totaled $94.5 million as of March 31, 2007. We have complied with all financial covenants contained in the credit facilities. We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $18.5 million as of March 31, 2007.
Commitments and Contingencies
The future minimum lease commitments for operating leases of facilities and equipment as of March 31, 2007 were $4.6 million.
We have entered into agreements with suppliers for the purchase of certain commodities and packaging materials used in the production process. These agreements arise in the normal course of business and consist of agreements to purchase specific quantities over a period of time. As of March 31, 2007, outstanding purchase commitments totaled approximately $44.7 million. These commitments range in length from a few weeks to 12 months.
Market Risks
The principal market risks that may adversely impact results of operations and financial position are changes in raw material prices, energy and fuel costs, interest and foreign exchange rates and credit risks. We selectively use derivative financial instruments to manage these risks. There are no market risk sensitive instruments held for trading purposes.
At times, we may enter into commodity futures and option contracts to manage fluctuations in prices of anticipated purchases of commodities. Our policy is to use these commodity derivative financial instruments only to the extent necessary to manage these exposures. We do not use these financial instruments for trading purposes. As of March 31, 2007, there were no outstanding commodity futures or option contracts.
Our debt obligations incur interest at floating rates, based on changes in the Eurodollar rate, Canadian Bankers’ Acceptance discount rate, Canadian prime rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable rate debt. In November 2006, we entered into an interest rate swap agreement in order to manage the risk associated with variable interest rates. The variable-to-fixed interest rate swap was accounted for as a cash flow hedge, with the effectiveness assessment based on changes in the present value of interest payments on the underlying debt. The notional amount, interest payment and maturity date of the swap matched the principal, interest payment and maturity dates of the related debt. The interest rate on the swap was 5.4%, including applicable margin. The underlying notional amount of the swap agreement was $35.0 million. The fair value of the interest rate swap liability as determined by a third-party financial institution was $0.2 million on March 31, 2007.
We are exposed to credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. As of March 31, 2007 and December 30, 2006, we had allowances for doubtful accounts of $0.7 million and $1.0 million, respectively.
Through the operations of our Canadian subsidiary, there is an exposure to foreign exchange rate fluctuations, primarily between U.S. dollars and Canadian dollars. A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of the operations’ costs, such as raw materials and direct labor, are denominated in Canadian dollars. We have entered into a series of forward contracts to mitigate a portion of this foreign exchange rate exposure. These contracts have maturities through December 2007. As of March 31, 2007, the fair value of the liability related to the forward contracts as determined by a third party financial institution was $0.2 million. The impact of foreign exchange on the results of operations was less than $0.1 million favorable as compared to the same quarter last year.
Due to foreign currency fluctuations during the quarters ended March 31, 2007 and April 1, 2006, we recorded gains/(losses) of $0.6 million and $(0.2) million, respectively, in other comprehensive income as a result of the translation of the subsidiary’s financial statements into U.S. dollars.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements and Risk Factors
We, from time to time, make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our estimates, expectations, beliefs, intentions, or strategies for the future, and the assumptions underlying such statements. We use the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify our forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Factors that could cause these differences include, but are not limited to, those set forth under Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 30, 2006.
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
There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes to the factors disclosed in Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 30, 2006.

LANCE, INC. AND SUBSIDIARIES
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Credit Agreement dated October 20, 2006, restricts our payment of cash dividends and repurchases of common stock if, after payment of any dividends or any repurchases of common stock, our consolidated stockholders’ equity would be less than $125.0 million. At March 31, 2007, our consolidated stockholders’ equity was $227.3 million.
Item 6. Exhibits
Exhibit Index

No.	Description

3.1	Restated Articles of Incorporation of Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998 (File No. 0-398).

3.2	Articles of Amendment of Lance, Inc. dated July, 14 1998 designating rights, preferences and privileges of the Registrant’s Series A Junior Participating Preferred Stock, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998 (File No. 0-398).

3.3	Bylaws of Lance, Inc., as amended through April 25, 2002, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 29, 2002 (File No. 0-398).

10.1*	Lance, Inc. 1997 Incentive Equity Plan, as amended, filed herewith.

10.2*	Lance, Inc. 2003 Key Employee Stock Plan, as amended, filed herewith.

10.3*	Lance, Inc. 2007 Three-Year Performance Incentive Plan for Officers, filed herewith.

10.4*	Lance, Inc. 2007 Annual Performance Incentive Plan for Officers, filed herewith.

10.5*	Lance, Inc. 2007 Stock Option Plan for Officers and Key Managers, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2007 (File No. 0-398).

10.6*	Agreement, effective as of February 14, 2007, between the Registrant and L. Rudy Gragnani, Jr., filed herewith.

10.7*	Offer Letter, effective as of January 8, 2007, between the Registrant and Glenn A. Patcha, filed herewith.

10.8*	Form of Executive Severance Agreement between the Registrant and each of Frank I. Lewis, Glenn A. Patcha, Rick D. Puckett, Blake W. Thompson and Margaret E. Wicklund, incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (File No. 0-398).

10.9*	Retirement Agreement, effective March 26, 2007, between the Registrant and H. Dean Fields, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

32	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
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
Dated: April 27, 2007