Form 10-Q
period 2007-06-30
LANCE INC
filed 2007-07-27
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarter and six months ended June 30, 2007
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
Yes    ☐       No    ☑
The number of shares outstanding of the registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock as of July 20, 2007, was 31,102,116 shares.

LANCE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
For the Quarters and Six Months Ended June 30, 2007 and July 1, 2006
(in thousands, except share and per share data)

	Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net sales and other operating revenue	$197,036	$188,341	$379,463	$369,086

Cost of sales and operating expenses:
Cost of sales	109,435	105,660	212,412	210,526
Selling, marketing and delivery	59,864	60,285	116,343	125,330
General and administrative	11,603	11,771	24,739	23,229
Other expense, net	973	517	884	679

Total costs and expenses	181,875	178,233	354,378	359,764

Income from continuing operations before interest and income taxes	15,161	10,108	25,085	9,322

Interest expense, net	(615)	(828)	(1,219)	(1,497)

Income from continuing operations before income taxes	14,546	9,280	23,866	7,825
Income tax expense	(5,277)	(3,386)	(8,725)	(2,855)

Net income from continuing operations	9,269	5,894	15,141	4,970

(Loss)/income from discontinued operations	(346)	418	190	668
Income tax benefit/(expense)	129	(153)	(69)	(244)

Net (loss)/income from discontinued operations	(217)	265	121	424

Net income	$9,052	$6,159	$15,262	$5,394

Basic earnings/(loss) per share:
From continuing operations	$0.30	$0.19	$0.49	$0.17
From discontinued operations	$(0.01)	$0.01	$0.00	$0.01
Basic earnings per share	$0.29	$0.20	$0.49	$0.18
Weighted average shares outstanding — basic	30,927,000	30,462,000	30,866,000	30,197,000

Diluted earnings/(loss) per share:
From continuing operations	$0.30	$0.19	$0.49	$0.17
From discontinued operations	$(0.01)	$0.01	$0.00	$0.01
Diluted earnings per share	$0.29	$0.20	$0.49	$0.18
Weighted average shares outstanding — diluted	31,414,000	30,935,000	31,308,000	30,622,000
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of June 30, 2007 (Unaudited) and December 30, 2006
(in thousands, except share data)

	June 30,	December 30,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$6,032	$5,504
Accounts receivable, net	71,139	61,690
Inventories	39,302	36,838
Deferred income tax asset	8,151	8,811
Assets held for sale	3,569	6,552
Prepaid expenses and other current assets	8,997	6,298

Total current assets	137,190	125,693

Other assets
Property, plant & equipment, net	202,268	193,009
Goodwill	52,470	49,091
Other intangible assets, net	13,190	13,209
Other assets	7,304	4,450

Total assets	$412,422	$385,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$26,115	$18,194
Accrued compensation	19,662	20,471
Accrued retirement plans	2,877	5,192
Accrual for casualty insurance claims	6,706	6,783
Accrual for medical insurance claims	3,017	3,488
Accrued selling costs	5,290	4,860
Other payables and accrued liabilities	15,280	12,632

Total current liabilities	78,947	71,620

Other liabilities
Long-term debt	50,000	50,000
Deferred income taxes	25,516	26,562
Accrual for casualty insurance claims	9,973	9,418
Other long-term liabilities	8,079	5,452

Total liabilities	172,515	163,052

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, 31,100,916 and 30,855,891 shares outstanding, respectively	25,916	25,714
Preferred stock, no shares outstanding	—	—
Additional paid-in capital	37,728	32,129
Retained earnings	164,752	159,329
Accumulated other comprehensive income	11,511	5,228

Total stockholders’ equity	239,907	222,400

Total liabilities and stockholders’ equity	$412,422	$385,452

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited)
For the Six Months Ended June 30, 2007 and July 1, 2006
(in thousands, except share data)

				Unamortized
			Additional	Portion of		Accumulated Other
		Common	Paid-in	Restricted Stock	Retained	Comprehensive
	Shares	Stock	Capital	Awards	Earnings	Income	Total
Balance, December 31, 2005	29,808,705	$24,841	$13,870	$(2,490)	$160,407	$5,081	$201,709

Comprehensive income:
Net loss	—	—	—	—	5,394	—	5,394
Foreign currency translation adjustment	—	—	—	—	—	2,565	2,565
Unrealized gain on forward exchange contracts, net of tax effect of $(77)	—	—	—	—	—	139	139

Total comprehensive income							8,098

Cash dividends paid to stockholders	—	—	—	—	(9,677)	—	(9,677)
Stock options exercised, including excess tax benefit of $3,125	946,567	790	16,246	—	—	—	17,036
Conversion of a liability to equity instrument	—	—	634	—	—	—	634
Stock-based compensation	—	—	(2,097)	2,490	—	—	393
Cancellation, issuance and amortization of restricted stock, net	28,425	148	526	—	—	—	674

Balance, July 1, 2006	30,783,697	$25,779	$29,179	$—	$156,124	$7,785	$218,867

Balance, December 30, 2006	30,855,891	$25,714	$32,129	$—	$159,329	$5,228	$222,400

Comprehensive income:
Net income	—	—	—	—	15,262	—	15,262
Foreign currency translation adjustment	—	—	—	—	—	5,678	5,678
Net unrealized losses on derivative instruments, net of tax effect of $401	—	—	—	—	—	710	710
Amortization of gains from post- retirement medical plan, net of tax effect of $45	—	—	—	—	—	(105)	(105)

Total comprehensive income							21,545

Cash dividends paid to stockholders	—	—	—	—	(9,900)	—	(9,900)
Stock options exercised, including excess tax benefit of $517	162,025	133	2,636	—	—	—	2,769
Cumulative adjustment from adoption of FIN 48	—	—	—	—	61	—	61
Stock-based compensation previously recognized under a liability plan	—	—	316	—	—	—	316
Stock-based compensation	—	—	805	—	—	—	805
Cancellation, issuance and amortization of restricted stock, net	83,000	69	1,842	—	—	—	1,911

Balance, June 30, 2007	31,100,916	$25,916	$37,728	$—	$164,752	$11,511	$239,907

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2007 and July 1, 2006
(in thousands)

	Six Months Ended
	June 30,	July 1,
	2007	2006
Operating activities
Net income	$15,262	$5,394
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	14,461	13,388
Equity-based compensation expense	1,767	1,068
Loss/(gain) on dispositions of property, net	518	(4)
Changes in operating assets and liabilities	(3,057)	(12,758)

Net cash from operating activities	28,951	7,088

Investing activities
Purchases of property and equipment	(22,608)	(27,198)
Proceeds from sales of property	3,319	2,762
Purchase of investment	(2,090)	—

Net cash used in investing activities	(21,379)	(24,436)

Financing activities
Dividends paid	(9,900)	(9,677)
Issuances of common stock	2,769	17,036
Net proceeds from revolving credit facilities	—	7,505

Net cash flow (used in)/from financing activities	(7,131)	14,864

Effect of exchange rate changes on cash	87	220

Increase/(decrease) in cash and cash equivalents	528	(2,264)
Cash and cash equivalents at beginning of period	5,504	3,543

Cash and cash equivalents at end of period	$6,032	$1,279

Supplemental information:
Cash paid for income taxes, net of refunds of $2, respectively	$5,389	$3,430
Cash paid for interest	$1,442	$1,676
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
1.
The accompanying unaudited condensed consolidated financial statements of Lance, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in our Form 10-K for the year ended December 30, 2006 filed with the Securities and Exchange Commission on March 13, 2007. In our opinion, these condensed consolidated financial statements reflect all adjustments (consisting of only normal, recurring accruals) necessary to present fairly our condensed consolidated financial position as of June 30, 2007 and December 30, 2006 and the condensed consolidated statements of income for the quarters and six months ended June 30, 2007 and July 1, 2006 and the condensed consolidated statements of stockholders’ equity and comprehensive income and cash flows for the six months ended June 30, 2007 and July 1, 2006. Prior year amounts shown in the accompanying condensed consolidated financial statements have been reclassified for consistent presentation.

2.	The consolidated results of operations for the quarter and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 29, 2007.

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

4.
The principal raw materials used in the manufacture of our snack food products are flour, vegetable oil, sugar, potatoes, peanuts, nuts, cheese and seasonings. The principal supplies used are flexible film, cartons, trays, boxes, and bags. These raw materials and supplies are generally available in adequate quantities in the open market either from sources in the United States or from other countries. Depending on market conditions and commodity prices, these raw materials may be contracted up to a year in advance of delivery.

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

Inventories consist of:

	June 30,	December 30,
(in thousands)	2007	2006
Finished goods	$21,717	$18,630
Raw materials	7,653	7,968
Supplies, etc.	14,028	14,077

Total inventories at FIFO cost	43,398	40,675
Less adjustments to reduce FIFO cost to LIFO cost	(4,096)	(3,837)

Total inventories	$39,302	$36,838

LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
6.	The following tables provide a reconciliation of the common shares used for basic earnings per share and diluted earnings per share:

	Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(in thousands)	2007	2006	2007	2006
Weighted average number of common shares used for basic earnings per share	30,927	30,462	30,866	30,197
Effect of potential dilutive shares	487	473	442	425

Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	31,414	30,935	31,308	30,622

Anti-dilutive shares excluded from the above reconciliation	—	—	19	—

7.
Sales to our largest customer, Wal-Mart Stores, Inc. (“Wal-Mart”), were approximately 20% and 19% of revenue for the quarters ended June 30, 2007 and July 1, 2006, respectively, and 20% and 18% of revenue for the six months ended June 30, 2007 and July 1, 2006, respectively, on a continuing operations basis. Accounts receivable at June 30, 2007 and December 30, 2006 included receivables from Wal-Mart totaling $18.3 million and $13.6 million, respectively.

8.
Net bad debt expense/(benefit) was $0.1 million or less in all periods presented. Net bad debt expense/(benefit) is included in selling, marketing and delivery in the accompanying condensed consolidated statements of income.

9.
During the first quarter of 2007, we granted 114,000 vested nonqualified stock options that were previously accounted for as a liability. This resulted in a year-to-date increase in additional paid-in capital and a decrease in accrued compensation of $0.3 million on the June 30, 2007 condensed consolidated balance sheet.

10.	Net periodic benefit income for our post-retirement medical benefit plan consists of the following:

	Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(in thousands)	2007	2006	2007	2006
Components of net periodic postretirement benefit cost/(income):
Service cost	$—	$1	$—	$10
Interest cost	4	12	8	18
Gain amortization	(75)	(181)	(150)	(173)

Net periodic postretirement benefit income	$(71)	$(168)	$(142)	$(145)

Retiree benefit claims paid	$6	$264	$26	$424
Plan participant contributions	$63	$103	$128	$200
11.
At June 30, 2007 and December 30, 2006, we had $3.6 million and $6.6 million, respectively, of assets held for sale. The assets at June 30, 2007 are primarily related to the discontinued vending operations and certain facilities acquired from Tom’s Foods Inc. and subsequently closed. These assets are expected to be sold during 2007.

12.
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 was adopted at the beginning of 2007. The $0.1 million cumulative effect of applying FIN 48 was reported as an increase to the opening balance of retained earnings. Additionally, we reclassified a $1.9 million net liability for uncertain tax positions from other payables and accrued liabilities to other long-term liabilities of $2.2 million and $0.3 million of deferred tax assets on the condensed consolidated balance sheet during the first quarter of 2007.

LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

We have recorded gross unrecognized tax benefits totaling $2.3 million as of June 30, 2007 in other long-term liabilities on the condensed consolidated balance sheet. Of this amount, $1.9 million would impact the effective tax rate if subsequently recognized. Various taxing authorities’ statutes of limitations related to the computation of our unrecognized tax benefits will expire within the next twelve months resulting in a potential $0.5 million reduction of the unrecognized tax benefit amount. We classify interest and penalties associated with income tax positions within income tax expense. The interest and penalty component of the unrecognized tax benefits as of June 30, 2007 was $0.5 million.

We have open years for income tax audit purposes in our major taxing jurisdictions according to statutes as follows:

Jurisdiction	Open years
US federal	2003 and forward
Canada federal	2002 and forward
Ontario provincial	2001 and forward
Massachusetts	2001 and forward
North Carolina	2003 and forward
Iowa	2003 and forward
13.
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

14.
On June 25, 2007, we purchased a noncontrolling equity interest in an organic snack food company for $2.1 million. This investment, which is reflected in other assets on the Condensed Consolidated Balance Sheet, will be accounted for using the equity method beginning in the third quarter of 2007.

15.
In an effort to streamline our overall supply chain and increase manufacturing efficiency, we announced the consolidation of sugar wafer manufacturing operations in Canada with the closure of the Waterloo, Ontario location during June 2007. We anticipate total consolidation costs to be $0.5 million. Of the $0.3 million recognized during the quarter ended June 30, 2007, $0.2 million was related to asset impairments.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. This discussion should be read in conjunction with our recent SEC filings, including Form 10-K for the year ended December 30, 2006. The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. We routinely evaluate our estimates, including those related to customer returns and promotions, provisions for bad debts, inventory valuations, useful lives of fixed assets, hedge transactions, supplemental retirement benefits, intangible asset valuations, incentive compensation, income taxes, insurance, post-retirement benefits, contingencies and legal proceedings. Actual results may differ from these estimates under different assumptions or conditions and such differences may be material.
Results of Operations
Quarter Ended June 30, 2007 Compared to Quarter Ended July 1, 2006

					Favorable/
	Quarter Ended				(Unfavorable)
($ in thousands)	June 30, 2007		July 1, 2006		Variance

Revenue	$197,036	100.0%	$188,341	100.0%	$8,695	4.6%
Cost of sales	109,435	55.5%	105,660	56.1%	(3,775)	(3.6%)

Gross margin	87,601	44.5%	82,681	43.9%	4,920	6.0%
Selling, marketing and delivery	59,864	30.4%	60,285	32.0%	421	0.7%
General and administrative	11,603	5.9%	11,771	6.2%	168	1.4%
Other expense, net	973	0.5%	517	0.3%	(456)	(88.2%)

Earnings before interest and taxes	15,161	7.7%	10,108	5.4%	5,053	50.0%
Interest expense, net	(615)	(0.3%)	(828)	(0.4%)	213	25.7%
Income tax expense	(5,277)	(2.7%)	(3,386)	(1.8%)	(1,891)	(55.8%)

Income from continuing operations	9,269	4.7%	5,894	3.1%	3,375	57.3%
(Loss)/income from discontinued operations	(346)	(0.2%)	418	0.2%	(764)	nm
Income tax benefit/(expense)	129	0.1%	(153)	(0.1%)	282	nm

Net (loss)/income from discontinued operations	(217)	(0.1%)	265	0.1%	(482)	nm

Net income	$9,052	4.6%	$6,159	3.3%	$2,893	47.0%

nm = not meaningful.
For the quarter ended June 30, 2007, revenue increased $8.7 million or 4.6% and income from continuing operations increased $3.4 million or 57.3% as compared to the quarter ended July 1, 2006. The results of operations for the prior year were significantly impacted by the acquisition of substantially all of the assets of Tom’s Foods Inc., which occurred during the fourth quarter of 2005. As a result of this acquisition, incremental overhead costs were incurred during the second quarter of 2006, in addition to the expenses for retention incentives and other integration costs of $0.6 million. The current quarter improvements in both revenue and net income represent the successful integration of the Tom’s acquisition, including synergies achieved from the integration, as well as improved overall operating efficiencies in manufacturing and distribution.
For the quarters ended June 30, 2007 and July 1, 2006, branded product revenue represented approximately 64% of total revenue. Private label revenue represented 25% and 26% of total revenue for the second quarters of 2007 and 2006, respectively, and contract manufacturing revenue represented 11% of total revenue for the second quarter of 2007 and 10% of total revenue for the second quarter of 2006.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Branded revenue increased $6.0 million or 5.0% for the quarter ended June 30, 2007 compared to the quarter ended July 1, 2006 due to revenue growth in Lance® home pack sandwich crackers, Cape Cod® potato chips and Tom’s® salty snacks. This increase in revenue was partially offset by declines in revenue from cakes and meat products. Revenue from the mass merchandiser channel grew approximately $3.8 million due to revenue growth from existing and new product offerings and an incremental special promotion. In addition, the grocery channel continued to generate strong revenue growth. These increases were slightly offset by expected declines in revenue from “up and down the street” and discount customers as we shift our focus to more profitable sales channels.
Non-branded product revenue for the quarter ended June 30, 2007 increased $2.7 million or 3.9% as a result of a $1.4 million increase in revenue from contract manufacturing customers and a $1.3 million increase in revenue from private label customers compared to the quarter ended July 1, 2006.
Gross margin increased $4.9 million or 0.6% as a percentage of revenue compared to the second quarter of 2006. Favorable pricing, increased sales volume, improved operating efficiencies and positive product mix more than offset increased commodity costs of approximately $3.7 million. However, we believe that commodity costs, especially for flour and cooking oils, will continue to increase throughout the second half of 2007 and negatively impact cost of sales by approximately $4.0 million to $6.0 million more than was incurred during the first half of 2007. We do not believe that favorable pricing, operational efficiencies and cost reduction efforts will fully offset these higher commodity costs during the second half of 2007.
Selling, marketing and delivery expenses decreased $0.4 million or 0.7% as compared to the second quarter of 2006. The costs associated with the increase in sales volume and media spending were more than offset by the operational efficiencies and cost reduction initiatives in our direct distribution and DSD system.
General and administrative expenses decreased $0.2 million or 1.4% due to lower compensation and retention expenses, which were largely offset by higher professional fees.
For the quarter ended June 30, 2007, other expense increased $0.5 million primarily due to a write-off of computer software, a fixed asset impairment and increases in foreign currency transaction losses in the current year as compared to the same period in the prior year.
During the quarter ended June 30, 2007, net loss from discontinued operations was $0.2 million as compared to net income of $0.3 million in the quarter ended July 1, 2006. Vending revenue declined approximately 66%, while expenses declined at a much lower rate compared to the quarter ended July 1, 2006.
Six Months Ended June 30, 2007 Compared to the Six Months Ended July 1, 2006

					Favorable/
	Six Months Ended				(Unfavorable)
($ in thousands)	June 30, 2007		July 1, 2006		Variance

Revenue	$379,463	100.0%	$369,086	100.0%	$10,377	2.8%
Cost of sales	212,412	56.0%	210,526	57.0%	(1,886)	(0.9%)

Gross margin	167,051	44.0%	158,560	43.0%	8,491	5.4%
Selling, marketing and delivery	116,343	30.7%	125,330	34.0%	8,987	7.2%
General and administrative	24,739	6.5%	23,229	6.3%	(1,510)	(6.5%)
Other expense, net	884	0.2%	679	0.2%	(205)	(30.2%)

Earnings before interest and taxes	25,085	6.6%	9,322	2.5%	15,763	169.1%
Interest expense, net	(1,219)	(0.3%)	(1,497)	(0.4%)	278	18.6%
Income tax expense	(8,725)	(2.3%)	(2,855)	(0.8%)	(5,870)	(205.6%)

Income from continuing operations	15,141	4.0%	4,970	1.3%	10,171	204.6%
Income from discontinued operations	190	0.1%	668	0.2%	(478)	(71.6%)
Income tax expense	(69)	—	(244)	(0.1%)	175	71.7%

Net income from discontinued operations	121	—	424	0.1%	(303)	(71.5%)

Net income	$15,262	4.0%	$5,394	1.5%	$9,868	182.9%

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
For the six months ended June 30, 2007, revenue increased $10.4 million or 2.8% and income from continuing operations increased $10.2 million or 204.6% compared to the six months ended July 1, 2006. The results of operations for the prior year were significantly impacted by the acquisition of substantially all of the assets of Tom’s Foods Inc., which occurred during the fourth quarter of 2005. As a result of this acquisition, incremental overhead costs were incurred during the six months ended July 1, 2006, in addition to the expenses for retention incentives and other integration costs of $2.3 million. The improvements in both revenue and net income for the six months ended June 30, 2007 represent the successful integration of the Tom’s acquisition, including synergies achieved from the integration, as well as improved overall operating efficiencies in manufacturing and distribution.
For both of the six months ended June 30, 2007 and July 1, 2006, branded product revenue represented approximately 64% of total revenue. Private label revenue represented 26% of total revenue, and contract manufacturing revenue represented 10% of total revenue.
Branded product revenue increased $4.8 million or 2.0% during the six month period ended June 30, 2007 compared to the six months ended July 1, 2006, primarily due to increased revenues from Lance® home pack sandwich crackers, Cape Cod® potato chips and Tom’s® salty snacks. These increases in revenue were offset by declines due to the discontinuation of certain product offerings and the consolidation of direct-store delivery routes during the first half of 2006 related to the integration of the Tom’s acquisition, as well as declines in cakes and meat products. Revenue from the mass merchandiser channel increased approximately $5.9 million and revenue from the grocery channel increased approximately $4.9 million, somewhat offset by expected declines in revenue from “up and down the street,” and discount customers as we shift our focus to more profitable sales channels.
Non-branded product revenue increased $5.6 million or 4.2% as a result of increased revenue from contract manufacturing customers of $4.1 million due to new product offerings and a $1.5 million increase in revenue from private label customers compared to the six months ended July 1, 2006.
Gross margin increased $8.5 million or 1.0% as a percentage of revenue compared to the same six months in the prior year. Favorable pricing, improved operating efficiency, positive product mix and increased sales volume more than offset increased commodity costs of approximately $6.1 million. However, we believe that commodity costs, especially for flour and cooking oils, will continue to increase throughout the second half of 2007 and negatively impact cost of sales by approximately $4.0 million to $6.0 million more than incurred during the first half of 2007. We do not believe that favorable pricing, operational efficiencies and cost reduction efforts will fully offset these higher commodity costs during the second half of 2007.
Selling, marketing and delivery expenses decreased $9.0 million or 7.2% as compared to the first half of 2006. The decrease in expenses was primarily driven by lower salary and wages of $2.4 million, reductions in route truck expense of $1.9 million, reductions in shipping expenses of $1.9 million, lower travel costs of $0.7 million and various other expenses due to the efficiencies gained from the integration of the Tom’s operations which was largely completed by the end of the second quarter of 2006.
General and administrative expenses increased $1.5 million or 6.5% principally due to greater professional fees incurred for legal, accounting, recruiting and consulting services.
Net income from discontinued operations decreased $0.3 million for the six months ended June 30, 2007 compared to same period ended July 1, 2006 as a result of declining revenue associated with exiting the vending business.
Liquidity and Capital Resources
Liquidity
For the six months ended June 30, 2007, the principal sources of liquidity for operating needs were provided by operating activities. Cash flow from operating activities, cash on hand and existing borrowing facilities are believed to be sufficient for the foreseeable future to enable us to meet our obligations, fund capital expenditures and pay cash dividends. As of June 30, 2007, cash and cash equivalents totaled $6.0 million.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cash Flow
Net cash flow from operating activities was $29.0 million and $7.1 million for the six months ended June 30, 2007 and July 1, 2006, respectively. Working capital other than cash and cash equivalents increased to $52.2 million from $48.6 million at December 30, 2006.
Net cash flow used in investing activities was $21.4 million for the six months ended June 30, 2007. During the six months ended June 30, 2007, cash expenditures for fixed assets, principally tractors and trailers, manufacturing equipment, handheld computers and delivery vans for field sales representatives totaled $22.6 million, partially funded by proceeds from the sale of assets of $3.3 million. Approximately $2.1 million was used to purchase a noncontrolling equity interest in an organic snack food company.
Capital expenditures are expected to continue at a level sufficient to support our strategic and operating needs. We believe that capital expenditures and other investing activities for 2007 will be between $45 and $50 million and will be funded by net cash flow from operating activities, cash on hand and borrowing facilities as necessary. Capital expenditures for purchases of property and equipment were $47 million for the year ended December 30, 2006.
Cash used in financing activities for the six months ended June 30, 2007 totaled $7.1 million. Cash from financing activities for the six months ended July 1, 2006 totaled $14.9 million. During the six months ended June 30, 2007 and July 1, 2006, dividends of $0.16 per share totaling $9.9 million and $9.7 million, respectively, were paid. In addition, we received cash and related tax benefits of $2.8 million and $17.0 million during the six months ended June 30, 2007 and July 1, 2006, respectively, as a result of the exercise of stock options by employees. Net proceeds from our revolving credit facility totaled $7.5 million during the six months ended July 1, 2006.
Additional borrowings available under all existing credit facilities totaled $95.6 million as of June 30, 2007. We have complied with all financial covenants contained in the credit facilities. We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $18.5 million as of June 30, 2007.
On July 26, 2007, the Board of Directors declared a quarterly cash dividend of $0.16 per share, payable on August 20, 2007 to stockholders of record on August 10, 2007.
Market Risks
The principal market risks that may adversely impact results of operations and financial position are changes in raw material prices, energy and fuel costs, interest rates, foreign exchange rates and credit risks. We selectively use derivative financial instruments to manage these risks. There are no market risk sensitive instruments held for trading purposes.
At times, we may enter into commodity futures and option contracts to manage fluctuations in prices of anticipated purchases of commodities. Our policy is to use these commodity derivative financial instruments only to the extent necessary to manage these exposures. We do not use these financial instruments for trading purposes. As of June 30, 2007, there were no outstanding commodity futures or option contracts.
Our debt obligations incur interest at floating rates, based on changes in the Eurodollar rate, Canadian Bankers’ Acceptance discount rate, Canadian prime rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable rate debt. In November 2006, we entered into an interest rate swap agreement in order to manage the risk associated with variable interest rates. The variable-to-fixed interest rate swap was accounted for as a cash flow hedge. The notional amount, interest payment and maturity date of the swap matched the principal, interest payment and maturity dates of the related debt. The interest rate on the swap was 5.3%, including applicable margin. The underlying notional amount of the swap agreement was $35.0 million. The fair value of the interest rate swap asset as determined by a third-party financial institution was $0.4 million on June 30, 2007.
We are exposed to credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. As of June 30, 2007 and December 30, 2006, we had allowances for doubtful accounts of $0.6 million and $1.0 million, respectively.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Through the operations of our Canadian subsidiary, there is an exposure to foreign exchange rate fluctuations, primarily between U.S. dollars and Canadian dollars. A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of the operations’ costs, such as raw materials and direct labor, are denominated in Canadian dollars. We have entered into a series of forward contracts to mitigate a portion of this foreign exchange rate exposure. These contracts have maturities through March 2008. As of June 30, 2007, the fair value of the liability related to the forward contracts as determined by a third party financial institution was $0.4 million.
Due to foreign currency fluctuations during the six months ended June 30, 2007 and July 1, 2006, we recorded gains of $5.7 million and $2.6 million, respectively, in other comprehensive income because of the translation of the subsidiary’s financial statements into U.S. dollars.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The principal market risks to which we are exposed that may adversely impact results of operations and financial position include changes in raw material prices, energy and fuel costs, interest rates, foreign exchange rates and credit risks. Quantitative and qualitative disclosures about these market risks are included under “Market Risks” in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Credit Agreement dated October 20, 2006, restricts our payment of cash dividends and repurchases of common stock if, after payment of any dividends or any repurchases of common stock, our consolidated stockholders’ equity would be less than $125.0 million. At June 30, 2007, our consolidated stockholders’ equity was $239.9 million.
Item 4. Submission of Matters to a Vote of Security Holders
The following proposals were submitted and approved by shareholders at the Annual Meeting of Stockholders held on April 26, 2007:
1.	Election of nominees to the Board of Directors to serve until the Annual Meeting of Stockholders in 2010:

	Votes For	Votes Withheld
David V. Singer	28,251,061	508,976
Dan C. Swander	28,563,020	197,017
S. Lance Van Every	28,201,311	558,727
2.	Adoption of the 2007 Key Employee Incentive Plan (21,078,730 for, 3,643,632 against, 80,317 abstaining, 3,957,360 broker non-votes).

3.	Ratification of the selection of KPMG LLP as independent public accountants for fiscal 2007 (28,067,370 for, 653,942 against, 38,723 abstaining).

LANCE, INC. AND SUBSIDIARIES
Item 6. Exhibits
Exhibit Index

No.	Description

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

10.1*	Lance, Inc. 2005 Long-Term Incentive Plan for Officers, as amended, filed herewith.

10.2*	Lance, Inc. 2006 Three-Year Incentive Plan for Officers, as amended, filed herewith.

10.3*
Form of Compensation and Benefits Assurance Agreement between the Registrant and each of Earl D. Leake, Frank I. Lewis, Glenn A. Patcha, Rick D. Puckett and Blake W. Thompson, incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (File No. 0-398).

10.4*	Lance, Inc. 2007 Key Employee Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2007 (File No. 0-398).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

32	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Management contract.
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

Dated: July 26, 2007