Form 10-Q
period 2007-09-29
LANCE INC
filed 2007-11-02
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarter and nine months ended September 29, 2007
Commission File Number 0-398
LANCE, INC.
(Exact name of registrant as specified in its charter)

North Carolina	56-0292920
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

14120 Ballantyne Corporate Place, Suite 350
Charlotte, North Carolina	28277
(Address of principal executive offices)	(Zip Code)
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
Yes ☐            No ☑
The number of shares outstanding of the registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock as of October 26, 2007, was 31,204,418 shares.

LANCE, INC. AND SUBSIDIARIES
INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Income (Unaudited) — Quarters and Nine Months Ended September 29, 2007 and September 30, 2006	3
Condensed Consolidated Balance Sheets — September 29, 2007 (Unaudited) and December 30, 2006	4
Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited) — Nine Months Ended September 29, 2007 and September 30, 2006	5
Condensed Consolidated Statements of Cash Flows (Unaudited) — Nine Months Ended September 29, 2007 and September 30, 2006	6
Notes to the Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures about Market Risk	15
Item 4. Controls and Procedures	15
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	15
Item 1A. Risk Factors	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 6. Exhibits	16
SIGNATURE	17
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
For the Quarters and Nine Months Ended September 29, 2007 and September 30, 2006
(in thousands, except share and per share data)

	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Net sales and other operating revenue	$198,052	$188,628	$577,515	$557,714

Cost of sales and operating expenses:
Cost of sales	115,692	106,768	328,104	317,294
Selling, marketing and delivery	58,985	60,571	175,328	185,901
General and administrative	11,268	9,296	36,008	32,525
Other expense/(income), net	522	(243)	1,405	436

Total costs and expenses	186,467	176,392	540,845	536,156

Income from continuing operations before interest and income taxes	11,585	12,236	36,670	21,558
Interest expense, net	550	901	1,768	2,398

Income from continuing operations before income taxes	11,035	11,335	34,902	19,160
Income tax expense	3,448	3,940	12,174	6,795

Net income from continuing operations	7,587	7,395	22,728	12,365

(Loss)/income from discontinued operations	(146)	129	45	797
Income tax (benefit)/expense	(54)	45	16	289

Net (loss)/income from discontinued operations	(92)	84	29	508

Net income	$7,495	$7,479	$22,757	$12,873

Basic earnings per share:
From continuing operations	$0.24	$0.24	$0.74	$0.41
From discontinued operations	—	—	—	0.01

Basic earnings per share	$0.24	$0.24	$0.74	$0.42

Weighted average shares outstanding — basic	31,034,000	30,716,000	30,921,000	30,370,000

Diluted earnings per share:
From continuing operations	$0.24	$0.24	$0.72	$0.40
From discontinued operations	—	—	—	0.02

Diluted earnings per share	$0.24	$0.24	$0.72	$0.42

Weighted average shares outstanding — diluted	31,693,000	31,154,000	31,506,000	30,803,000
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of September 29, 2007 (Unaudited) and December 30, 2006
(in thousands, except share data)

	September 29,	December 30,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$14,313	$5,504
Accounts receivable, net	68,845	61,690
Inventories	38,729	36,838
Deferred income tax asset	9,697	8,811
Assets held for sale	505	6,552
Prepaid expenses and other current assets	9,739	6,298

Total current assets	141,828	125,693

Other assets
Property, plant & equipment, net	202,152	193,009
Goodwill	55,251	49,091
Other intangible assets, net	13,181	13,209
Other assets	6,752	4,450

Total assets	$419,164	$385,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$22,057	$18,194
Accrued compensation	20,536	20,471
Accrued retirement plans	4,270	5,192
Accrual for casualty insurance claims	8,163	6,783
Accrual for medical insurance claims	2,664	3,488
Accrued selling costs	4,850	4,860
Other payables and accrued liabilities	14,009	12,632

Total current liabilities	76,549	71,620

Other liabilities
Long-term debt	50,000	50,000
Deferred income taxes	26,474	26,562
Accrual for casualty insurance claims	8,428	9,418
Other long-term liabilities	8,462	5,452

Total liabilities	169,913	163,052

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, 31,201,207 and 30,855,891 shares outstanding, respectively	25,999	25,714
Preferred stock, no shares outstanding	—	—
Additional paid-in capital	40,389	32,129
Retained earnings	167,269	159,329
Accumulated other comprehensive income	15,594	5,228

Total stockholders’ equity	249,251	222,400

Total liabilities and stockholders’ equity	$419,164	$385,452

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited)
For the Nine Months Ended September 29, 2007 and September 30, 2006
(in thousands, except share data)

				Unamortized
				Portion of		Accumulated
			Additional	Restricted		Other
		Common	Paid-in	Stock	Retained	Comprehensive
	Shares	Stock	Capital	Awards	Earnings	Income	Total

Balance, December 31, 2005	29,808,705	$24,841	$13,870	$(2,490)	$160,407	$5,081	$201,709

Comprehensive income:
Net loss	—	—	—	—	12,873	—	12,873
Foreign currency translation adjustment	—	—	—	—	—	2,614	2,614
Unrealized gain on forward exchange contracts, net of tax effect of $(25)	—	—	—	—	—	46	46

Total comprehensive income							15,533

Cash dividends paid to stockholders	—	—	—	—	(14,617)	—	(14,617)

Stock options exercised, including excess tax benefit of $3,293	994,330	829	17,033	—	—	—	17,862

Conversion of a liability to equity instrument	—	—	634	—	—	—	634

Stock-based compensation	—	—	(1,831)	2,490	—	—	659

Cancellation, issuance and amortization of restricted stock, net	28,425	23	1,078	—	—	—	1,101

Balance, September 30, 2006	30,831,460	$25,693	$30,784	$—	$158,663	$7,741	$222,881

Balance, December 30, 2006	30,855,891	$25,714	$32,129	$—	$159,329	$5,228	$222,400

Comprehensive income:
Net income	—	—	—	—	22,757	—	22,757
Foreign currency translation adjustment	—	—	—	—	—	10,315	10,315
Net unrealized losses on derivative instruments, net of tax effect of $101	—	—	—	—	—	203	203
Amortization of gains from post- retirement medical plan, net of tax effect of $73	—	—	—	—	—	(152)	(152)

Total comprehensive income							33,123

Cash dividends paid to stockholders	—	—	—	—	(14,878)	—	(14,878)

Stock options exercised, including excess tax benefit of $997	262,316	216	4,384	—	—	—	4,600

Cumulative adjustment from adoption of FIN 48	—	—	—	—	61	—	61

Stock-based compensation previously recognized under a liability plan	—	—	316	—	—	—	316

Stock-based compensation	—	—	1,228	—	—	—	1,228

Cancellation, issuance and amortization of restricted stock, net	83,000	69	2,332	—	—	—	2,401

Balance, September 29, 2007	31,201,207	$25,999	$40,389	$—	$167,269	$15,594	$249,251

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 29, 2007 and September 30, 2006
(in thousands)

	Nine Months Ended
	September 29,	September 30,
	2007	2006
Operating activities
Net income	$22,757	$12,873
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	21,839	20,096
Equity-based compensation expense	2,680	1,762
(Gain)/loss on dispositions of property, net	(839)	69
Changes in operating assets and liabilities	(3,991)	(15,751)

Net cash from operating activities	42,446	19,049

Investing activities
Purchases of property and equipment	(28,299)	(34,678)
Proceeds from sales of property	6,895	3,382
Purchase of investment	(2,090)	—

Net cash used in investing activities	(23,494)	(31,296)

Financing activities
Dividends paid	(14,878)	(14,617)
Issuances of common stock	4,600	17,862
Net proceeds from revolving credit facilities	—	8,396

Net cash flow (used in)/from financing activities	(10,278)	11,641

Effect of exchange rate changes on cash	135	253

Increase/(decrease) in cash and cash equivalents	8,809	(353)
Cash and cash equivalents at beginning of period	5,504	3,543

Cash and cash equivalents at end of period	$14,313	$3,190

Supplemental information:
Cash paid for income taxes, net of refunds of $7 and $21, respectively	$10,397	$4,240
Cash paid for interest	$2,193	$2,701
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
1.
The accompanying unaudited condensed consolidated financial statements of Lance, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in our Form 10-K for the year ended December 30, 2006 filed with the Securities and Exchange Commission on March 13, 2007. In our opinion, these condensed consolidated financial statements reflect all adjustments (consisting of only normal, recurring accruals) necessary to present fairly our condensed consolidated financial position as of September 29, 2007 and December 30, 2006 and the condensed consolidated statements of income for the quarters and nine months ended September 29, 2007 and September 30, 2006 and the condensed consolidated statements of stockholders’ equity and comprehensive income and cash flows for the nine months ended September 29, 2007 and September 30, 2006. Prior year amounts shown in the accompanying condensed consolidated financial statements have been reclassified for consistent presentation.

2.	The consolidated results of operations for the quarter and nine months ended September 29, 2007 are not necessarily indicative of the results to be expected for the year ending December 29, 2007.
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

Inventories consist of:

	September 29,	December 30,
(in thousands)	2007	2006

Finished goods	$21,462	$18,630
Raw materials	7,433	7,968
Supplies, etc.	14,417	14,077

Total inventories at FIFO cost	43,312	40,675
Less adjustments to reduce FIFO cost to LIFO cost	(4,583)	(3,837)

Total inventories	$38,729	$36,838

LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
6.	The following tables provide a reconciliation of the common shares used for basic earnings per share and diluted earnings per share:

	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(in thousands)	2007	2006	2007	2006

Weighted average number of common shares used for basic earnings per share	31,034	30,716	30,921	30,370
Effect of potential dilutive shares	659	438	585	433

Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	31,693	31,154	31,506	30,803

Anti-dilutive shares excluded from the above reconciliation	—	—	15	—

7.
Sales to our largest customer, Wal-Mart Stores, Inc. (“Wal-Mart”), were approximately 20% and 19% of revenue for the third quarters of 2007 and 2006, respectively, and 20% and 19% of revenue for the nine months ended September 29, 2007 and September 30, 2006, respectively. Accounts receivable at September 29, 2007 and December 30, 2006 included receivables from Wal-Mart totaling $16.7 million and $13.6 million, respectively.

8.
During the quarter and nine months ended September 29, 2007, net bad debt expense was $0.2 million and $0.1 million, respectively. Net bad debt expense was $0.6 million in both the quarter and nine months ended September 30, 2006. Net bad debt expense is included in selling, marketing and delivery in the accompanying condensed consolidated statements of income.

9.
During the first quarter of 2007, we granted 114,000 vested nonqualified stock options that were previously accounted for as a liability. This resulted in a year-to-date increase in additional paid-in capital and a decrease in accrued compensation of $0.3 million on the September 29, 2007 condensed consolidated balance sheet.

10.	Net periodic benefit income for our post-retirement medical benefit plan consists of the following:

	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(in thousands)	2007	2006	2007	2006

Components of net periodic postretirement benefit cost/(income):
Service cost	$—	$1	$—	$2
Interest cost	4	12	12	37
Gain amortization	(75)	(181)	(225)	(543)

Net periodic postretirement benefit income	$(71)	$(168)	$(213)	$(504)

Retiree benefit claims paid	$—	$186	$26	$627
Plan participant contributions	$57	$102	$185	$301
11.
At September 29, 2007 and December 30, 2006, we had $0.5 million and $6.6 million, respectively, of assets held for sale. The Fresno, CA facility and discontinued vending assets held for sale were disposed of during the nine months ended September 29, 2007. The remaining assets held for sale at September 29, 2007 are primarily related to certain facilities acquired from Tom’s Foods Inc. and subsequently closed. These assets are expected to be sold during 2007.

LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
12.
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 was adopted at the beginning of 2007. The $0.1 million cumulative effect of applying FIN 48 was reported as an increase to the opening balance of retained earnings. Additionally, we reclassified a $1.9 million net liability for uncertain tax positions from other payables and accrued liabilities to other long-term liabilities of $2.2 million and $0.3 million of deferred tax assets on the condensed consolidated balance sheet during the first quarter of 2007.

We have recorded gross unrecognized tax benefits totaling $1.8 million as of September 29, 2007 in other long-term liabilities on the condensed consolidated balance sheet. Of this amount, $1.5 million would affect the effective tax rate if subsequently recognized. Various taxing authorities’ statutes of limitations expired during the third quarter of 2007 resulting in a $0.5 million reduction of the unrecognized tax benefit amount. We do not anticipate any significant future changes in our gross unrecognized tax benefits for the remainder of 2007. We classify interest and penalties associated with income tax positions within income tax expense. The interest and penalty component of the unrecognized tax benefits as of September 29, 2007 was $0.4 million.

We have open years for income tax audit purposes in our major taxing jurisdictions according to statutes as follows:

Jurisdiction	Open years
US federal	2004 and forward
Canada federal	2003 and forward
Ontario provincial	2002 and forward
Massachusetts	2001 and forward
North Carolina	2004 and forward
Iowa	2004 and forward
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

14.
On June 25, 2007, we purchased a non-controlling equity interest in an organic snack food company for $2.1 million. This investment has been reflected in other assets on the Condensed Consolidated Balance Sheet. The equity method loss for the third quarter of 2007 was less than $0.1 million and has been recorded in other expense on the Condensed Consolidated Statement of Income. As of September 29, 2007, prepaid expenses and other current assets on the Condensed Consolidated Balance sheet includes a $1.5 million receivable from this related party that is expected to be paid during the fourth quarter of 2007.

15.
In an effort to streamline our overall supply chain and increase manufacturing efficiency, we announced in June 2007 our plan to consolidate our sugar wafer manufacturing operations in Canada, which is expected to begin in November 2007. Of the $0.5 million total consolidation costs expected to be incurred, $0.3 million has been recognized during 2007.

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
Results of Operations
Quarter Ended September 29, 2007 Compared to Quarter Ended September 30, 2006

					Favorable/
	Quarter Ended				(Unfavorable)
($ in thousands)	September 29, 2007		September 30, 2006		Variance

Revenue	$198,052	100.0%	$188,628	100.0%	$9,424	5.0%
Cost of sales	115,692	58.4%	106,768	56.6%	(8,924)	(8.4%)

Gross margin	82,360	41.6%	81,860	43.4%	500	0.6%
Selling, marketing and delivery	58,985	29.8%	60,571	32.1%	1,586	2.6%
General and administrative	11,268	5.7%	9,296	4.9%	(1,972)	(21.2%)
Other expense/(income), net	522	0.3%	(243)	(0.1%)	(765)	nm

Earnings before interest and taxes	11,585	5.8%	12,236	6.5%	(651)	(5.3%)
Interest expense, net	550	0.3%	901	0.5%	351	39.0%
Income tax expense	3,448	1.7%	3,940	2.1%	492	12.5%

Income from continuing operations	7,587	3.8%	7,395	3.9%	192	2.6%
(Loss)/income from discontinued operations	(146)	(0.1%)	129	0.1%	(275)	nm
Income tax (benefit)/expense	(54)	—	45	—	99	nm

Net (loss)/income from discontinued operations	(92)	—	84	—	(176)	nm

Net income	$7,495	3.8%	$7,479	4.0%	$16	0.2%

nm = not meaningful.
For the third quarter of 2007, revenue increased $9.4 million or 5.0% compared to the third quarter of 2006. For both quarters presented, branded product revenue represented approximately 64% of total revenue, while private label revenue represented 26% and contract manufacturing revenue represented 10% of total revenue.
Branded product revenue increased $5.1 million or 4.1% for the quarter ended September 29, 2007 compared to the quarter ended September 30, 2006 due to revenue growth in Lance® home pack sandwich crackers, Cape Cod® potato chips and Tom’s® salty snacks. This increase in revenue was partially offset by declines in revenue from cakes and meat products. Revenue from the mass merchandiser channel increased approximately 15% due to revenue growth from existing and new product offerings. In addition, the grocery channel continued to generate strong revenue growth of 11%. These increases were slightly offset by planned declines in revenue from less profitable sales channels.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Non-branded product revenue for the quarter ended September 29, 2007 increased $4.3 million or 6% as compared to the same quarter last year. Private label revenue increased $2.8 million or 5% partially due to increased revenue from a significant customer, and contract manufacturing revenue increased $1.5 million or 8% due to additional product offerings as compared to the third quarter of 2006.
As a percentage of revenue, gross margin declined from 43.4% in the third quarter of 2006 to 41.6% in the third quarter of 2007. Compared to the third quarter of 2006, commodity costs increased $6.6 million, which was more than offset by higher pricing, increased sales volume and improvements in operating efficiencies.
During the third quarter of 2007, we experienced record increases in flour costs as compared to the second quarter of 2007. Wheat is used as the primary ingredient for flour, a basic raw material for most of our baked products. The higher wheat costs are being driven by many market factors including world inventory levels, poor yields from the current year’s crops due to weather in the United States, and the increased demand for exports resulting from a weaker U.S. dollar and poor yields in other wheat producing countries. Current wheat pricing is approximately three times that of the ten-year average cost for this commodity. Based on current market prices, we expect that certain commodity costs, especially for wheat, will continue to remain at record levels throughout the fourth quarter of 2007. We do not anticipate that price increases, operational efficiencies or cost reduction efforts will offset these higher commodity costs during the fourth quarter of 2007. Therefore, we expect gross margin as a percentage of revenue to decline further during the fourth quarter of 2007. We recently developed and have begun implementing price increases, which will begin to take effect late in the fourth quarter of 2007 and in the first half of 2008. If our commodity costs continue at these unprecedented levels, additional pricing actions may be necessary.
Selling, marketing and delivery expenses decreased $1.6 million or 2.6% as compared to the third quarter of 2006. The operational efficiencies and cost reduction initiatives in our direct distribution and DSD system more than offset the costs associated with the increase in sales volume. Route truck expense and other shipping expenses decreased approximately $1.9 million due to lower maintenance costs from newer route trucks and more efficient distribution capacity from larger over-the-road trailers.
General and administrative expenses increased $2.0 million or 21.2% due to reductions in prior year equity compensation accruals, increased professional fees and higher compensation costs from additional employees in the current year.
For the quarter ended September 29, 2007, other expense increased $0.8 million primarily due to the impact of foreign currency exchange rate fluctuations compared to the same quarter of the prior year.
The effective tax rate decreased from 34.8% during the third quarter of 2006 to 31.2% during the third quarter of 2007 principally due to a reduction in the gross unrecognized tax benefit amount related to various statute expirations.
During the quarter ended September 29, 2007, the net loss from discontinued operations was $0.1 million as compared to net income of $0.1 million in the quarter ended September 30, 2006. As of September 29, 2007, all vending assets have been disposed of and the vending operations have been fully discontinued.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Nine Months Ended September 29, 2007 Compared to the Nine Months Ended September 30, 2006

					Favorable/
	Nine Months Ended				(Unfavorable)
($ in thousands)	September 29, 2007		September 30, 2006		Variance

Revenue	$577,515	100.0%	$557,714	100.0%	$19,801	3.6%
Cost of sales	328,104	56.8%	317,294	56.9%	(10,810)	(3.4%)

Gross margin	249,411	43.2%	240,420	43.1%	8,991	3.7%
Selling, marketing and delivery	175,328	30.4%	185,901	33.3%	10,573	5.7%
General and administrative	36,008	6.2%	32,525	5.8%	(3,483)	(10.7%)
Other expense, net	1,405	0.2%	436	0.1%	(969)	(222.2%)

Earnings before interest and taxes	36,670	6.3%	21,558	3.9%	15,112	70.1%
Interest expense, net	1,768	0.3%	2,398	0.4%	630	26.3%
Income tax expense	12,174	2.1%	6,795	1.2%	(5,379)	(79.2%)

Income from continuing operations	22,728	3.9%	12,365	2.2%	10,363	83.8%
Income from discontinued operations	45	—	797	0.1%	(752)	(94.4%)
Income tax expense	16	—	289	0.1%	273	94.5%

Net income from discontinued operations	29	—	508	0.1%	(479)	(94.3%)

Net income	$22,757	3.9%	$12,873	2.3%	$9,884	76.8%

For the nine months ended September 29, 2007, revenue increased $19.8 million, or 3.6% and income from continuing operations increased $10.4 million, or 83.8% compared to the nine months ended September 30, 2006. The results of operations for the prior year were impacted by the acquisition of substantially all of the assets of Tom’s Foods Inc., which occurred during the fourth quarter of 2005. Because of this acquisition, incremental overhead costs were incurred during the nine months ended September 30, 2006, including retention incentives and other integration costs of $2.8 million.
For the nine months ended September 29, 2007 and September 30, 2006, branded product revenue represented approximately 64% of total revenue. Private label revenue represented 26% of total revenue, and contract manufacturing revenue represented 10% of total revenue.
Branded product revenue increased $9.7 million or 2.6% during the nine months ended September 29, 2007 as compared to the nine months ended September 30, 2006, primarily due to increased revenues from Lance® home pack sandwich crackers, Cape Cod® potato chips and Tom’s® salty snacks. These increases in revenue were offset by declines due to the discontinuation of certain product offerings and the consolidation of direct-store delivery routes during the first half of 2006 related to the integration of the Tom’s acquisition, as well as declines in cakes and meat products. Revenue from the mass merchandiser channel increased approximately 21% due to revenue growth from existing and new product offerings and an incremental sales promotion with a significant customer. In addition, revenue from the grocery channel increased approximately 10%. These increases in branded product revenue were slightly offset by planned declines in revenue from less profitable sales channels.
Non-branded product revenue increased $10.1 million or 5.0%, as a result of increased revenue from existing private label customers of $5.3 million or 3.5% and a $4.8 million or 8.3% increase in revenue from contract manufacturing customers as compared to the nine months ended September 30, 2006.
Gross margin increased $9.0 million compared to the same nine months in the prior year. Price increases, improved operating efficiency, increased sales volume and positive product mix more than offset increased commodity costs of approximately $12.3 million.
Selling, marketing and delivery expenses decreased $10.6 million or 5.7% as compared to the nine months ended September 29, 2006. The decrease in expenses was primarily driven by lower compensation costs of $3.1 million, reductions in shipping expenses of $2.8 million, reductions in route truck expense of $2.6 million, lower travel costs of $0.8 million and reductions in various other expenses due to the efficiencies gained from the integration of the Tom’s operations and continued supply chain improvement initiatives.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General and administrative expenses increased $3.5 million or 10.7% principally due to increased cash and equity incentive compensation due to improved performance factors and higher professional fees incurred for legal, accounting, recruiting and consulting services.
Other expense increased $1.0 million due to the impact of foreign currency exchange rate fluctuations during the nine months ended September 29, 2007 compared to the nine months ended September 30, 2006. The $0.6 million decrease in net interest expense reflects higher interest income from invested cash and cash equivalents.
Income tax expense on continuing operations increased $5.4 million due to higher earnings. However, the effective tax rate decreased from 35.5% as of September 30, 2006 to 34.9% for the nine months ended September 29, 2007 principally due to a reduction in the gross unrecognized tax benefit amount related to various statute expirations.
Net income from discontinued operations decreased $0.5 million for the nine months ended September 29, 2007 compared to same period ended September 30, 2006 as a result of declining revenue associated with exiting the vending business.
Liquidity and Capital Resources
Liquidity
For the nine months ended September 29, 2007, the principal sources of liquidity for operating needs were provided by operating activities. Cash flow from operating activities, cash on hand and existing borrowing facilities are believed to be sufficient for the near future to enable us to meet our obligations, fund capital expenditures and pay cash dividends. As of September 29, 2007, cash and cash equivalents totaled $14.3 million.
Cash Flow
Net cash flow from operating activities was $42.4 million and $19.0 million for the nine months ended September 29, 2007 and September 30, 2006, respectively. Working capital other than cash and cash equivalents increased to $51.0 million from $48.6 million at December 30, 2006.
Net cash flow used in investing activities was $23.5 million for the nine months ended September 29, 2007. During the nine months ended September 29, 2007, cash expenditures for fixed assets, principally delivery vans and handheld computers for field sales representatives, manufacturing equipment, computer software and hardware, and tractors and trailers, totaled $28.3 million, partially funded by proceeds from the sale of assets of $6.9 million. Approximately $2.1 million was used to purchase a non-controlling equity interest in an organic snack food company during the second quarter of 2007.
Capital expenditures are expected to continue at a level sufficient to support our strategic and operating needs. We believe that capital expenditures and other investing activities for 2007 will be between $42 and $44 million and will be funded by net cash flow from operating activities, cash on hand and borrowing facilities as necessary. Capital expenditures for purchases of property and equipment were $47 million for the year ended December 30, 2006.
Cash used in financing activities for the nine months ended September 29, 2007 totaled $10.3 million. Cash from financing activities for the nine months ended September 30, 2006 totaled $11.6 million. During the nine months ended September 29, 2007 and September 30, 2006, dividends of $0.48 per share totaling $14.9 million and $14.6 million, respectively, were paid to stockholders. In addition, we received cash and related tax benefits of $4.6 million and $17.9 million during the nine months ended September 29, 2007 and September 30, 2006, respectively, as a result of the exercise of stock options by employees. Net proceeds from our revolving credit facility totaled $8.4 million during the nine months ended September 30, 2006.
Additional borrowings available under all existing credit facilities totaled $96.6 million as of September 29, 2007. We have complied with all financial covenants contained in the credit facilities. We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $18.5 million as of September 29, 2007.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dividends
On November 1, 2007, the Board of Directors declared a quarterly cash dividend of $0.16 per share, payable on November 20, 2007 to stockholders of record on November 12, 2007.
Market Risks
The principal market risks that may adversely impact our results of operations and financial position are changes in raw material prices, energy and fuel costs, interest rates, foreign exchange rates and credit risks. We selectively use derivative financial instruments to manage these risks. There are no market risk sensitive instruments held for trading purposes.
At times, we may enter into commodity futures and option contracts to manage fluctuations in prices of anticipated purchases of commodities. Our policy is to use these commodity derivative financial instruments only to the extent necessary to manage these exposures. We do not use these financial instruments for trading purposes. As of September 29, 2007, there were no outstanding commodity futures or option contracts. For the nine months ended September 29, 2007, the increase in commodity costs increased our cost of sales by $12.3 million as compared to the same period last year.
Our debt obligations incur interest at floating rates, based on changes in the Eurodollar rate, Canadian Bankers’ Acceptance discount rate, Canadian prime rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable rate debt. In November 2006, we entered into an interest rate swap agreement in order to manage the risk associated with variable interest rates. The variable-to-fixed interest rate swap was accounted for as a cash flow hedge. The notional amount, interest payment and maturity date of the swap matched the principal, interest payment and maturity dates of the related debt. The interest rate on the swap was 5.3%, including applicable margin. The underlying notional amount of the swap agreement was $35.0 million. The fair value of the interest rate swap liability as determined by a third-party financial institution was $0.4 million on September 29, 2007. Without the favorable impact of the interest rate swap, pretax interest expense would have been $0.1 million higher during the nine months ended September 29, 2007.
We are exposed to credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. As of September 29, 2007 and December 30, 2006, we had allowances for doubtful accounts of $0.6 million and $1.0 million, respectively.
Through the operations of our Canadian subsidiary, there is an exposure to foreign exchange rate fluctuations, primarily between U.S. dollars and Canadian dollars. A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of the operations’ costs, such as raw materials and direct labor, are denominated in Canadian dollars. We have entered into a series of forward contracts to mitigate a portion of this foreign exchange rate exposure. These contracts have maturities through June 2008. As of September 29, 2007, the fair value of the asset related to the forward contracts as determined by a third party financial institution was $0.4 million.
Due to foreign currency fluctuations during the nine months ended September 29, 2007 and September 30, 2006, we recorded gains of $10.3 million and $2.6 million, respectively, in other comprehensive income because of the translation of the subsidiary’s financial statements into U.S. dollars.
Pretax earnings during the nine months ended September 29, 2007 were reduced by $1.4 million from foreign currency exchange rate fluctuations as compared to the nine months ended September 30, 2006. This reduction in pretax earnings includes the favorable effect of forward contracts of $0.5 million in 2007.
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
There have been no changes in our internal controls over financial reporting during the quarter ended September 29, 2007 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Lance, Inc. was one of several companies sued in August 2005 in the Superior Court for the State of California for the County of Los Angeles by the Attorney General of the State of California for alleged violations of California Proposition 65. California Proposition 65 is a state law that, in part, requires companies to warn California residents if a product contains chemicals listed within the statute. The plaintiff seeks injunctive relief and penalties but has made no specific demands. We intend to vigorously defend this suit.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Credit Agreement, dated October 20, 2006, restricts our payment of cash dividends and repurchases of common stock if, after payment of any dividends or any repurchases of common stock, our consolidated stockholders’ equity would be less than $125.0 million. At September 29, 2007, our consolidated stockholders’ equity was $249.3 million.

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

Dated: November 2, 2007