Form 10-K
period 2007-12-29
LANCE INC
filed 2008-02-22
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-398
LANCE, INC.
(Exact name of Registrant as specified in its charter)

North Carolina	56-0292920

(State of Incorporation)	(I.R.S. Employer Identification Number)
14120 Ballantyne Corporate Place, Suite 350, Charlotte, North Carolina 28273

(Address of principal executive offices)
Post Office Box 32395, Charlotte, North Carolina 28232-2395

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
Securities Registered Pursuant to Section 12(g) of the Act: NONE
Indicate by checkmark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by checkmark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of shares of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of voting stock, held by non-affiliates as of June 30, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $722,252,000.
The number of shares outstanding of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of February 15, 2008, was 31,212,443 shares.
Documents Incorporated by Reference
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2008 are incorporated by reference into Part III of this Form 10-K.

LANCE, INC.
FORM 10-K

Note: Items 10-14 are incorporated by reference to the Proxy Statement and the Separate Item in Part I.

PART I
Item 1. Business
General
Lance, Inc. was incorporated as a North Carolina corporation in 1926. We operate in one segment, snack food products. Our corporate offices are located in Charlotte, North Carolina. We have manufacturing operations in Charlotte, North Carolina; Burlington, Iowa; Columbus, Georgia; Hyannis, Massachusetts; Corsicana, Texas; Perry, Florida; Cambridge, Ontario; Guelph, Ontario; and Waterloo, Ontario. In 2007, we initiated a plan to consolidate our sugar wafer manufacturing operations in Canada and close the Waterloo, Ontario facility during 2008.
Products
We manufacture, market and distribute a variety of snack food products. We manufacture products including sandwich crackers and cookies, potato chips, crackers, cookies, other salty snacks, sugar wafers, nuts, restaurant style crackers and candy. In addition, we purchase certain cakes, meat snacks, candy, restaurant style crackers and salty snacks for resale in order to broaden our product offerings. Products are packaged in various single-serve, multi-pack and family-size configurations. We manufacture approximately 93% of all of the products we sell and the remainder is purchased for resale.
We sell both branded and non-branded products. Our branded products are principally sold under the Lance®, Cape Cod® and Tom’s® brands. During 2007 and 2006, branded products represented approximately 63% and 64% of total revenue, respectively, and non-branded products represented 37% and 36% of total revenue, respectively. Non-branded products consist of private brands and contract manufacturing. Private brand products represented approximately 27% and 26% of total 2007 and 2006 revenue, respectively. Private brand (private label) products are sold to retailers and distributors using store brands or Lance value brands. Contract manufacturing represented 10% of revenue in 2007 and 2006. Contract manufacturing products are those produced for other branded manufacturers.
Intellectual Property
Trademarks that are important to our business are protected by registration or other means in the United States and most other markets where the related products are sold. We own various registered trademarks for use with our branded products including LANCE, CAPE COD POTATO CHIPS, TOM’S, TOASTCHEE, TOASTY, NEKOT, NIPCHEE, CHOC-O-LUNCH, VAN-O-LUNCH, GOLD-N-CHEES, CAPTAIN’S WAFERS, THUNDER, and a variety of other marks and designs. We license trademarks, including DON PABLO’s, BUGLES, and TEXAS PETE, for limited use on certain products that are classified as branded product sales.
We also own registered trademarks including VISTA and JODAN that are used in connection with our private brand value products.

Distribution
Distribution through our direct-store delivery (DSD) route sales system accounted for approximately 47% of 2007 revenues. At December 29, 2007, the DSD system consisted of approximately 1,400 sales routes in 23 states, mostly located within the Southeastern and Mid-Atlantic United States. One sales representative serves each sales route. We use our own fleet of tractors and trailers to make weekly deliveries of products throughout our DSD system. Each route maintains stockroom space for inventory through either individual stockrooms or distribution facilities. The sales representatives load route trucks from these stockrooms for delivery to customers. As of December 29, 2007, we owned approximately 94% of the route trucks with the remainder owned by employees.
In 2007, approximately 53% of our total revenues were generated from direct sales. These sales were generally distributed by direct shipments or customer pick-ups. Direct sales were shipped through third-party carriers and our own transportation fleet to customer locations throughout most of the United States and other parts of North America. We utilize our own personnel, independent distributors and brokers to solicit direct sales.
Customers
The customer base for our branded products include grocery/mass merchandisers, convenience stores, distributors, food service establishments, club stores, discount stores and various other customers including drug stores, schools, military, government facilities and “up and down the street” outlets such as recreational facilities, offices and other independent retailers. Private brand customers include grocery/mass merchandisers and discount stores. We also manufacture products for branded manufacturers. Our largest customer is Wal-Mart Stores, Inc.
Raw Materials
The principal raw materials used to manufacture our products are flour, vegetable oil, sugar, potatoes, peanuts, other nuts, cheese and seasonings. The principal packaging supplies used are flexible film, cartons, trays, boxes and bags. These raw materials and supplies are generally available in adequate quantities in the open market and may be contracted up to a year in advance, depending on market conditions.
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
Employees
At the beginning of February 2008, we had approximately 4,700 active employees in the United States and Canada, as compared to approximately 4,800 active employees at the beginning of February 2007. None of our employees are covered by a collective bargaining agreement.

Other Matters
Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, are available on our website free of charge. The website address is www.lance.com. All required reports are made available on the website as soon as reasonably practicable after they are filed with the Securities and Exchange Commission.
Item 1A. Risk Factors
In addition to the other information in this Form 10-K, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition or results of operations may be adversely affected by any of these risks. Additional risks and uncertainties, including risks that we do not presently know of or currently deem immaterial, may also impair our business or results of operations.
Price competition and industry consolidation could adversely impact our results.
The sales of most of our products are subject to significant competition primarily through discounting and other price cutting techniques by competitors, many of whom are significantly larger and have greater resources than we do. In addition, there is a continuing consolidation by the major companies in the food industry, which could increase competition. Significant competition increases the possibility that we could lose one or more major customers, lose existing product offerings at customer locations, lose market share, increase expenditures or reduce pricing, which could have an adverse impact on our business or results of operations.
Increases in prices or availability of ingredients and other market driven costs could negatively impact our results.
Our cost of sales could be adversely impacted by changes in the cost or availability of raw materials. While we often obtain substantial commitments for future delivery of certain raw materials and may engage in limited hedging to reduce the price risk of these raw materials, continuing long-term increases in the costs of raw materials, including cost increases due to the tightening of supply, could adversely affect our cost of sales. Our financial performance could also be adversely impacted by changes in the cost or availability of natural gas and other fuel. While we may engage in limited hedging to reduce the price risk associated with these costs, continuing long-term increases in the cost of natural gas and fuel could adversely impact our cost of sales and selling, marketing and delivery expenses. In 2007 and 2008, our costs for flour and vegetable oils reached unprecedented levels. If we are not able to offset these costs by price increases or other methods, our results could continue to be negatively impacted.
Product price increases may negatively impact total revenue.
Future price increases, such as those to offset significantly increased ingredient costs, may reduce our overall sales volume, which could reduce total revenues and operating profit.

We are exposed to risks resulting from several large customers.
We have several large customers that account for a significant portion of our revenue. Our top ten customers accounted for approximately 40% of our revenue during 2007 with our largest customer representing 20% of our 2007 revenue. The loss of one or more of our large customers could adversely affect our results of operations. These customers typically do not enter into long-term contracts, but make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. In addition, these significant customers may re-evaluate or refine their business practices related to inventories, product displays, logistics or other aspects of the customer-supplier relationship. Our results of operations could be adversely affected if revenue from one or more of these customers is significantly reduced or if the cost of complying with customers’ demands is significant. If receivables from one or more of these customers become uncollectible, our results of operations may be adversely impacted.
Inability to anticipate changes in consumer preferences may result in decreased demand for products, which could have an adverse impact on our future growth and operating results.
Our success depends in part on our ability to respond to current market trends and to anticipate the tastes and dietary habits of consumers. Changes in consumer preferences, and our failure to anticipate, identify or react to these changes could result in reduced demand for our products, which could in turn cause our operating results to suffer.
Implementation of an Enterprise Resource Planning (ERP) system could cause interruption to business operations or inability to account for business transactions.
We are in the process of implementing a new ERP system. To the extent that there are unexpected issues as a result of the implementation, we may experience interruptions in business operations or may be unable to account for business transactions in a timely manner.
Future product recalls or safety concerns could adversely impact our results of operations.
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
Food industry and regulatory factors could adversely affect our revenues and costs.
Food industry factors including obesity, nutritional concerns and diet trends could adversely affect our revenues and cost of sales. New or increased government regulation of the food industry, including those related to production processes, product quality, packaging, labeling, storage and distribution, could adversely impact our results of operations by increasing production costs or restricting our methods of operation and distribution.
Acquisitions and divestitures may result in financial results that are different than expected.
In the normal course of business, we engage in discussions relating to possible acquisitions and divestitures. In the event we enter into such transactions, our financial results may differ from expectations in a given quarter, or over a long-term period. Our future operating results are dependent on our ability to integrate the operations of acquired businesses into our existing operations. The inability to effectively integrate the acquired assets or effectively divest of operations, could adversely affect our revenues and results of operations.

Our ability to execute our strategic initiatives could adversely affect our financial performance.
We utilize several operating strategies to increase revenue and improve operating performance. If we are unsuccessful due to our execution, unplanned events or unfavorable market conditions, our financial performance could be adversely affected.
We are exposed to interest rate volatility, foreign exchange rate volatility and credit risks.
We are exposed to interest rate volatility with regard to variable rate credit facilities. We are exposed to foreign exchange rate volatility primarily through the operations of our Canadian subsidiary. This volatility may adversely affect our results of operations. In addition, we are exposed to certain customer credit risks related to the collection of our accounts receivable.
Any business disruption due to natural disasters or catastrophic events could adversely impact our financial performance.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate offices are located in Charlotte, North Carolina. We have manufacturing operations in Charlotte, North Carolina; Burlington, Iowa; Columbus, Georgia; Hyannis, Massachusetts; Corsicana, Texas; Perry, Florida; Cambridge, Ontario; Guelph, Ontario; and Waterloo, Ontario. Most of our manufacturing facilities produce both branded and non-branded products. In 2007, we initiated a plan to consolidate our sugar wafer manufacturing operations in Canada and close the Waterloo, Ontario facility during the first half 2008.
We lease office space for administrative support and sales offices in 12 states. We also own or lease approximately 1,600 stockroom locations and 7 distribution facilities.
The plants and properties that we own and operate are maintained in good condition and are believed to be suitable and adequate for present needs. We believe that we have sufficient production capacity to meet anticipated demand in 2008.
Item 3. Legal Proceedings
Lance, Inc. was one of several companies sued in August 2005 in the Superior Court for the State of California for the County of Los Angeles by the Attorney General of the State of California for alleged violations of California Proposition 65. California Proposition 65 is a state law that, in part, requires companies to warn California residents if a product contains chemicals listed within the statute. The plaintiff seeks injunctive relief and penalties but has made no specific demands. We continue to vigorously defend this lawsuit.

In addition, we are subject to routine litigation and claims incidental to our business. In our opinion, such routine litigation and claims should not have a material adverse effect upon our consolidated financial statements taken as a whole.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Separate Item. Executive Officers of the Registrant
Information as to each of our executive officers is as follows:

Name	Age	Information About Officer
David V. Singer	52
President and Chief Executive Officer of Lance, Inc. since 2005; Executive Vice President and Chief Financial Officer of Coca-Cola Bottling Co. Consolidated, a beverage manufacturer and distributor, from 2001 to 2005.

Rick D. Puckett	54
Executive Vice President, Chief Financial Officer and Secretary of Lance, Inc. since January 2006 and Treasurer of Lance, Inc. since April 2006; Executive Vice President, Chief Financial Officer and Treasurer of United Natural Foods, Inc., a wholesale distributor of natural and organic products from 2005 to January 2006; Vice President, Chief Financial Officer and Treasurer of United Natural Foods, Inc. from 2003 to 2005; and various executive positions at Suntory Water Group, Inc, a bottled water distribution company, including Chief Financial Officer, Chief Information Officer, Vice President, Corporate Controller and Vice President Business Development and Planning from 1998 to 2002.

Glenn A. Patcha	44
Senior Vice President — Sales and Marketing of Lance, Inc. since January 2007; Senior Vice President of Marketing ConAgra Grocery Products Division, a packaged foods company, 2003 to June 2006; various executive positions with Eastman Kodak including, VP of Marketing for Kodak’s North American Consumer Imaging Division from 1998 to 2003.

Blake W. Thompson	52
Senior Vice President — Supply Chain of Lance, Inc. since February 2007; Vice President — Supply Chain of Lance, Inc. since 2005; Senior Vice President, Supply Chain of Tasty Baking, a snack food manufacturer and distributor, from 2004 to 2005; Region Vice President of Operations, Northeast Region of Frito Lay (a division of PepsiCo, Inc.) a snack food manufacturer and distributor, from 2001 to 2004.

Frank I. Lewis	55	Senior Vice President — Sales of Lance, Inc. since February 2007; Vice President — Sales of Lance, Inc. since 2000.

Earl D. Leake	56	Senior Vice President — Human Resources of Lance, Inc. since February 2007; Vice President — Human Resources of Lance, Inc. since 1995.

Margaret E. Wicklund	47
Vice President, Corporate Controller, Principal Accounting Officer and Assistant Secretary of Lance, Inc. since 2007; Corporate Controller, Principal Accounting Officer and Assistant Secretary of Lance, Inc. since 1999.

All of the executive officers were appointed to their current positions at the Annual Meeting of the Board of Directors on April 26, 2007. All of our executive officers’ terms of office extend until the next Annual Meeting of the Board of Directors and until their successors are duly elected and qualified.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
We had 3,105 stockholders of record as of February 15, 2008.
The $0.83-1/3 par value of our Common Stock is traded in the over-the-counter market under the symbol LNCE and transactions in the Common Stock are reported on the NASDAQ Stock Market. The following table sets forth the high and low sales prices and dividends paid during the interim periods in fiscal years 2007 and 2006:

	High	Low	Dividend
2007 Interim Periods	Price	Price	Paid

First quarter (13 weeks ended March 31, 2007)	$22.06	$19.12	$0.16
Second quarter (13 weeks ended June 30, 2007)	25.45	19.90	0.16
Third quarter (13 weeks ended September 29, 2007)	27.04	21.75	0.16
Fourth quarter (13 weeks ended December 29, 2007)	23.99	17.67	0.16

	High	Low	Dividend
2006 Interim Periods	Price	Price	Paid

First quarter (13 weeks ended April 1, 2006)	$22.66	$17.91	$0.16
Second quarter (13 weeks ended July 1, 2006)	26.40	21.22	0.16
Third quarter (13 weeks ended September 30, 2006)	24.00	20.50	0.16
Fourth quarter (13 weeks ended December 30, 2006)	22.95	18.35	0.16
On February 12, 2008, the Board of Directors of Lance, Inc. declared a quarterly cash dividend of $0.16 per share payable on February 29, 2008 to stockholders of record on February 22, 2008. Our Board of Directors will consider the amount of future cash dividends on a quarterly basis.
Our Credit Agreement dated October 20, 2006 restricts payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $125.0 million. At December 29, 2007, our consolidated stockholders’ equity was $247.1 million.

Item 6. Selected Financial Data
The following table sets forth selected historical financial data for the five-year period ended December 29, 2007. The selected financial data set forth below should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements. The prior year amounts have been reclassified for consistent presentation, including the reclassification of the vending operations to discontinued operations for all years presented.

	2007	2006	2005	2004	2003

Results of Operations (in thousands):
Net sales and other operating revenue	$762,736	$730,116	$651,437	$564,734	$516,994
Income from continuing operations before income taxes	36,320	28,187	26,499	33,298	21,977
Net income from continuing operations	23,809	18,378	17,476	22,627	14,049
Income from discontinued operations before income taxes	44	153	1,506	3,276	6,607
Net income from discontinued operations	29	100	994	2,228	4,229
Net income	$23,838	$18,478	$18,470	$24,855	$18,278

Average Number of Common Shares Outstanding (in thousands):
Basic	30,961	30,467	29,807	29,419	29,015
Diluted	31,373	30,844	30,099	29,732	29,207

Per Share of Common Stock:
Earnings per share from continuing operations — basic	$0.77	$0.61	$0.59	$0.77	$0.48
Earnings per share from discontinued operations — basic	—	—	0.03	0.07	0.15
Earnings per share from continuing operations — diluted	0.76	0.60	0.58	0.77	0.48
Earnings per share from discontinued operations — diluted	—	—	0.03	0.07	0.15
Cash dividends declared	$0.64	$0.64	$0.64	$0.64	$0.64

Financial Status at Year-end (in thousands):
Total assets	$413,003	$385,452	$369,079	$341,740	$323,647
Long-term debt, net of current portion	$50,000	$50,000	$10,215	$—	$38,168
Total debt	$50,000	$50,000	$46,215	$40,650	$43,738

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides an assessment of our financial condition, results of operations, liquidity and capital resources and should be read in conjunction with the accompanying consolidated financial statements.

Management’s discussion and analysis of our financial condition and results of operations are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. We routinely evaluate our estimates, including those related to customer returns and promotions, provisions for bad debts, inventory valuations, useful lives of fixed assets, hedge transactions, supplemental retirement benefits, intangible asset valuations, incentive compensation, income taxes, self-insurance, postretirement benefits, contingencies and legal proceedings. Actual results may differ from these estimates under different assumptions or conditions.
Executive Summary
Our focus for 2007 included integrating the operations and management of all of our facilities, while continuing to implement the key initiatives of our strategic plan which we expect will provide a strong foundation for future growth. The key initiatives include the following:
•	Organizational development and effectiveness;

•	Operational efficiencies in our
•	DSD operations,

•	Supply chain process, and

•	Information technology systems;
•	Focused growth in core channels and product lines.
In 2007, we continued to improve our leadership team through key additions in sales, marketing, information technology, human resources and supply chain. In addition to centralizing our organization, we continued to build on cross-functional, multi-facility team initiatives to improve the cost-effectiveness of the organization.
Another significant undertaking in 2007 was the review and analysis of the alignment of the DSD system in order to improve DSD retention, increase weekly route sales averages, improve DSD profitability and enhance customer satisfaction. During 2007, we significantly improved the retention rate of our route sales representatives. We also increased weekly route sales averages by approximately 10%. In order to support the DSD system, we spent $6.3 million on route trucks and $4.2 million for new handheld computers in order to replace aging equipment. We also significantly realigned our DSD system by reducing the total number of routes and improving the sales support structure to strengthen overall revenue and profitability.

Our supply chain team made significant strides in improving the operations of the organization. In 2007, we began the implementation of a demand planning system in order to reduce overall inventory levels, product obsolescence and overtime for the production of out of stock inventory. We continued to centralize procurement opportunities for supplies and services to provide economies of scale in purchasing, including common third-party agreements of outside freight for all plant locations. We continued to invest an additional $1.4 million in higher capacity trailers in order to reduce the number of miles driven. These initiatives aided in the reduction of service and distribution costs in 2007.
In 2007, we invested $5.6 million, in information systems as we began the implementation of an ERP (Oracle) system, which will be phased in over the next 2 years. In addition to the Oracle system implementation that is currently underway, we also implemented other information systems during 2007 to provide greater access to sales data and improve the efficiency of financial planning and reporting.
During the Third Quarter of 2007, we successfully completed the discontinuation of our vending business with minimal impact to our financial results. Although the discontinuation was a time consuming process, we are now able to better focus on the profitable areas of our business.
Our approach to revenue growth has two phases. The first phase focuses on our core strengths and simplification of our business. In 2007, in addition to discontinuing our vending business, we also continued to rationalize our product offerings and focused our attention on products, channels and geographical locations where we can profitably grow our business. Our second phase for revenue growth focuses on accelerating sales in both our branded and non-branded products through internal innovation, partnerships and acquisitions that will allow us to be a better partner for our customers and leverage the talents of our team, customer relationships, operational capabilities and capacity. During 2007, we invested in an organic snack food company and introduced new products to meet the demands of a more diversified customer base.
Despite the significant improvements in our core operations, the challenge that our organization faced in 2007 was the unprecedented increase in flour and vegetable oil prices that began significantly affecting us during the Third Quarter of 2007 and continued throughout the remainder of the year. The cost of wheat, the main ingredient for flour, more than doubled in 2007 from $4.50 a bushel at the beginning of the year to approximately $9.50 a bushel for most of the Fourth Quarter. In addition, soybean oil, the basis for most vegetable oil prices, increased approximately 80% compared to 2006. For 2007, the net increase in ingredient costs compared to 2006 was $22.4 million, of which $9.7 million of the increase occurred during the Fourth Quarter of 2007. This was in addition to the increases that occurred in 2006 for ingredients of $8.6 million compared to 2005. Based on our current production and without corresponding price increases to our customers, an increase of $1.00 in the price per bushel of wheat reduces our diluted earnings per share by approximately $0.16, and a $0.06 increase in a pound of soybean oil reduces our diluted earnings per share by approximately $0.14. Moving into 2008, we expect that the increase in ingredient costs will continue to negatively affect financial results, especially during the first half of 2008, despite planned price increases.
The impact of the weakening US dollar compared to the Canadian dollar also had an unfavorable impact to earnings of $2.3 million in 2007 compared to 2006. The effect of foreign exchange on earnings is included in both cost of goods sold and other income/loss on our income statement.

Revenue from continuing operations increased $32.6 million or 4.5%. $13.5 million of the increase related to branded revenue as we continued to demonstrate strong growth in the Lance® sandwich crackers, Cape Cod® potato chips, Tom’s® Hot Fries and Bugles®. Private brand revenue increased $11.7 million and revenue from contract manufacturing increased $7.4 million.
In 2007, net income from continuing operations increased $5.4 million compared to 2006. During 2006, we had $1.8 million of expenses, after tax related to the integration of the Tom’s facilities. Excluding the costs related to the integration of the Tom’s facilities, net income increased $3.6 million compared to 2006.
Despite the impact of increased ingredient costs, gross margin increased $3.7 million. Selling, marketing and delivery expenses decreased $8.7 million because of improved efficiencies in distribution costs and reductions in DSD operation expenses. General and administrative expenses increased $3.1 million due to increased professional fees and salaries and benefits in order to support our objective of increasing revenue and profitability and to position the company with the infrastructure to support future growth. Due to the decision to implement a new ERP system, we wrote-off $1.1 million of previously capitalized system costs that will not be utilized in 2008. The income tax rate decreased from 34.8% in 2006 to 34.4% in 2007 due in part to reductions in foreign income tax rates. Accordingly, our diluted earnings per share from continuing operations for 2007 were $0.76 as compared to $0.60 in 2006. During 2006, expenses related to the integration of Tom’s lowered diluted earnings per share from continuing operations by $0.06.
Critical Accounting Estimates
Preparing the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We believe the following estimates and assumptions to be critical accounting estimates. These assumptions and estimates may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and may have a material impact on the financial condition or operating performance. Actual results may differ from these estimates under different assumptions or conditions.
Revenue Recognition
Our policy on revenue recognition varies based on the types of products sold and the distribution method. We recognize operating revenue when title and risk of loss passes to our customers. Allowances for sales returns, stale products, promotions and discounts are also recorded as reductions of revenue in the consolidated financial statements.
Revenue for products sold through our DSD system is recognized when the product is delivered to the retailer. Our sales representative creates the invoice at time of delivery using a handheld computer. The invoice is transmitted electronically each day and sales revenue is recognized. Customers purchasing products through the DSD system have the right to return product if it is not sold by the expiration date on the product label. We have recorded an estimated allowance for product that might be returned as a reduction to revenue. We estimate the number of days until product is sold through the customer’s location and the percent of sales returns using historical information. This information is reviewed on a quarterly basis for significant changes and updated no less than annually.

Revenue for products shipped directly to the customer from our warehouse is recognized based on the shipping terms listed on the shipping documentation. Products shipped with terms FOB-shipping point are recognized as revenue at the time the shipment leaves our warehouses. Products shipped with terms FOB-destination are recognized as revenue based on the anticipated receipt date by the customer.
We record certain reductions to revenue for promotional allowances. There are several different types of promotional allowances such as off-invoice allowances, rebates and shelf space allowances. An off-invoice allowance is a reduction of the sales price that is directly deducted from the invoice amount. We record the amount of the deduction as a reduction to revenue when the transaction occurs. Rebates are offered to customers based on the quantity of product purchased over a period of time. Based on the nature of these allowances, the exact amount of the rebate is not known at the time the product is sold to the customer. An estimate of the expected rebate amount is recorded as a reduction to revenue and an accrued liability at the time the sale is recorded. The accrued liability is monitored throughout the period covered by the promotion. The accrual is based on historical information and the progress of the customer against the target amount. Shelf space allowances are capitalized and amortized over the lesser of the life of the agreement or three years and recorded as a reduction to revenue. Capitalized shelf space allowances are evaluated for impairment on an ongoing basis.
We also record certain allowances for coupon redemptions, scan-back promotions and other promotional activities as a reduction to revenue. The accrued liability is monitored throughout the period covered by the coupon or promotion.
Total allowances for sales returns, rebates, coupons, scan-backs and other promotional activities are included in current liabilities on the consolidated balance sheets and were $4.0 million and $4.2 million at December 29, 2007, and December 30, 2006, respectively.
Allowance for Doubtful Accounts
The determination of the allowance for doubtful accounts is based on management’s estimate of uncollectible accounts receivables. We record a general reserve based on analysis of historical data. In addition, management records specific reserves for receivable balances that are considered at higher risk due to known facts regarding the customer. The assumptions for this determination are regularly reviewed to ensure that business conditions or other circumstances are consistent with the assumptions. Allowances for doubtful accounts were $0.5 million and $1.0 million at December 29, 2007 and December 30, 2006, respectively.
Self-Insurance Reserves
We maintain reserves for the self-funded portions of employee medical insurance and for post-retirement healthcare benefits. The employer’s portion of employee and retiree medical claims is limited by stop-loss insurance coverage each year to $0.3 million per person. In addition, we maintain insurance reserves for the self-funded portions of workers’ compensation, auto, product and general liability insurance. Self-insured accruals are based on claims filed and estimated claims incurred but not reported based on historical claims trends.

For casualty insurance obligations, we maintain self-insurance reserves for workers’ compensation and auto liability for individual losses up to $0.5 million. In addition, general and product liability claims are self-funded for individual losses up to $0.1 million. We evaluate input from a third-party actuary in the estimation of the casualty insurance obligation on an annual basis. In determining the ultimate loss and reserve requirements, we use various actuarial assumptions including compensation trends, healthcare cost trends and discount rates. We also use historical information for claims frequency and severity in order to establish loss development factors. In 2007, this estimate of loss reserves ranged from $13.3 million to $16.8 million. Consistent with prior periods, the 75th percentile of this range represents our best estimate of the ultimate outstanding casualty liability. We used a 4.5% investment rate in 2007 and 2006 to discount the estimated claims based on the historical payout pattern.
Impairment Analysis of Goodwill and Other Indefinite-Lived Intangible Assets
The annual impairment analysis of goodwill and other indefinite-lived intangible assets requires us to project future financial performance, including revenue and profit growth, fixed asset and working capital investments, income tax rates and cost of capital. These projections rely upon historical performance, anticipated market conditions and forward-looking business plans. The analysis of goodwill and other indefinite-lived intangible assets as of December 29, 2007 assumes combined average annual revenue growth of approximately 3.5% during the valuation period. We also use a combination of internal and external data to develop the weighted-average cost of capital. Significant investments in fixed assets and working capital to support this growth are estimated and factored into the analysis. If the forecasted revenue growth is not achieved, the required investments in fixed assets and working capital could be reduced. Even with the excess fair value over carrying value, significant changes in assumptions or changes in conditions could result in a goodwill impairment charge in the future.
Depreciation and Impairment of Fixed Assets
Depreciation of fixed assets is computed using the straight-line method over the lives of the assets. The lives used in computing depreciation are based on estimates of the period over which the assets will provide economic benefits. Estimated lives are based on historical experience, maintenance practices, technological changes and future business plans. Depreciation expense was $29.3 million and $26.8 million during 2007 and 2006, respectively. Changes in these estimated lives and increases in capital expenditures could significantly affect depreciation expense in the future.
Fixed assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability of fixed assets is evaluated by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If this comparison indicates that an asset’s carrying amount is not recoverable, an impairment loss is recognized, and the adjusted carrying amount is depreciated over the asset’s remaining useful life.
Assets that are to be disposed of by sale are recognized in the financial statements at the lower of carrying amount or fair value, less cost to sell, and are not depreciated once they are classified as held for sale. In order for an asset to be classified as held for sale, the asset must be actively marketed, available for immediate sale and meet certain other specified criteria.

Equity Incentive Expense
Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term, expected stock price volatility, risk-free interest rate, and expected dividends. Judgment is required in estimating the amount of share-based awards that are expected to be forfeited before vesting. In addition, our long-term equity incentive plans require assumptions and projections of future operating results and financial metrics. Actual results may differ from these assumptions and projections, which could have a material impact on our financial results.
Provision for Income Taxes
We estimate valuation allowances on deferred tax assets for the portions that we do not believe will be fully utilized based on projected earnings and usage. Our effective tax rate is based on the level and mix of income of our separate legal entities, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Significant judgment is required in evaluating tax positions that affect the annual tax rate. Unrecognized tax benefits for uncertain tax positions are established in accordance with FIN 48 when, despite the fact that the tax return positions are supportable, we believe these positions may be challenged and the results are uncertain. We adjust these liabilities in light of changing facts and circumstances, such as the progress of a tax audit.
New Accounting Standards
See Note 1 to the consolidated financial statements included in Item 8 for a summary of new accounting standards.
Results of Operations

					Favorable/
2007 Compared to 2006 (in millions)	2007		2006		(Unfavorable)

Revenue	$762.7	100.0%	$730.1	100.0%	$32.6	4.5%
Cost of sales	444.5	58.3%	415.6	56.9%	(28.9)	(7.0%)

Gross margin	318.2	41.7%	314.5	43.1%	3.7	1.2%
Selling, marketing and delivery expenses	231.4	30.3%	240.1	32.9%	8.7	3.6%
General and administrative expenses	46.0	6.0%	42.9	5.9%	(3.1)	(7.2%)
Other expense/(income), net	2.3	0.3%	0.2	—	(2.1)	(1,050.0%)

Earnings before interest and taxes	38.5	5.0%	31.3	4.3%	7.2	23.0%
Interest expense, net	2.2	0.3%	3.1	0.4%	0.9	29.0%
Income tax expense	12.5	1.6%	9.8	1.3%	(2.7)	(27.6%)

Net income from continuing operations	23.8	3.1%	18.4	2.5%	5.4	29.3%

Revenue from continuing operations for the year ended December 29, 2007 increased $32.6 million or 4.5% compared to the year ended December 30, 2006. Branded sales represented 63% of total revenue in 2007 as compared to 64% in 2006, and non-branded revenue represented 37% of total revenue and 36% of total revenue for 2007 and 2006, respectively. Non-branded revenue consists of private brand and contract manufacturing revenue. In 2007, private brand sales represented 27% of total revenue and contract manufacturing sales represented 10% of total revenue. In 2006, private brand sales represented 26% of total revenue and contract manufacturing sales were 10% of total revenue.

Branded revenue increased $13.5 million or 2.9% and non-branded revenue increased $19.1 million or 7.2%. Branded revenue was favorably impacted by double digit sales growth in sales of Lance® home pack sandwich crackers, Cape Cod® potato chips and mid single digit growth in Tom’s® salty snacks. Compared to 2006, branded revenue from sales to grocery/mass merchandisers grew over 10%, sales to distributors grew approximately 7% and sales to convenience stores grew approximately 1%. This growth was significantly offset by double digit declines in up-and-down the street revenue and DSD food service revenue as a result of implementing our DSD distribution strategy to improve profitability by servicing customers with larger drop sizes as well as the discontinuation of certain products related to the Tom’s acquisition.
Our DSD system generated approximately 74% of the branded revenue in both 2007 and 2006. The remaining 26% consisted of branded revenue from distributors and direct shipments to customers. Of our 2007 branded revenue, approximately 35% was from sales to grocery/mass merchandisers, approximately 25% from convenience stores, approximately 15% from independent distributors, and the remaining 25% of our revenue was from sales to food service establishments, club stores, discount stores and various other retail and institutional outlets.
The increase in non-branded revenue was due to increased revenue from existing customers, additional product offerings and unit price increases.
Cost of sales increased $28.9 million principally due to the impact of increased ingredient costs, principally flour and vegetable oil, of $22.4 million and the impact of increased volume sold. These increases in costs were partially offset by improved operational efficiencies. During the first half of 2008, we expect to have significantly higher ingredient costs compared to the first half of 2007.
Gross margin as a percentage of revenue decreased from 43.1% to 41.7%. The decrease in gross margin was the result of the unfavorable impact of ingredient costs and product mix, partially offset by increases in pricing and favorable manufacturing efficiencies.
Selling, marketing and delivery expenses decreased $8.7 million or 3.6% as a percentage of revenue. This decrease in expenses compared to prior year reflects continued operational efficiency gains due to
•	Additional capacity gained by increased trailer capacity as well as continued loading and delivery efficiencies,

•	Efficiencies gained through common third-party carrier agreements across all business locations,

•	Reductions in DSD costs due to more efficient stops and reductions in the number of routes,

•	Significantly improved DSD employee retention levels, which reduced required training and recruiting costs and

•	The completion of the Tom’s integration.
General and administrative costs increased $3.1 million or 7.2% in 2007 as compared to 2006. Salaries, wages, training and recruiting costs associated with corporate initiatives in 2007, such as the ERP implementation, were $1.7 million higher than last year. Professional fees increased $1.3 million, primarily due to increased legal fees.

Other expense increased $2.1 million compared to 2006 due to unfavorable impact of foreign currency exchange losses in 2007 and a write-off of previously capitalized information technology that is being replaced by the new ERP system.
Interest expense, net, decreased $0.9 million due to higher interest income from invested cash and cash equivalents.
Our effective income tax rate was 34.4% in 2007 as compared to 34.8% in 2006. The decrease in the income tax rate was due primarily to reductions in foreign jurisdiction tax rates.

					Favorable/
2006 Compared to 2005 (in millions)	2006		2005		(Unfavorable)

Revenue	$730.1	100.0%	$651.4	100.0%	$78.7	12.1%
Cost of sales	415.6	56.9%	369.3	56.7%	(46.3)	(12.5%)

Gross margin	314.5	43.1%	282.1	43.3%	32.4	11.5%
Selling, marketing and delivery expenses	240.1	32.9%	216.1	33.2%	(24.0)	(11.1%)
General and administrative expenses	42.9	5.9%	37.6	5.8%	(5.3)	(14.1%)
Other expense/(income), net	0.2	—	(0.1)	—	(0.3)	nm

Earnings before interest and taxes	31.3	4.3%	28.5	4.4%	2.8	9.8%
Interest expense, net	3.1	0.4%	2.0	0.3%	(1.1)	(55.0%)
Income tax expense	9.8	1.3%	9.0	1.4%	(0.8)	(8.9%)

Net income from continuing operations	18.4	2.5%	17.5	2.7%	0.9	5.1%

nm = not meaningful.
Revenue from continuing operations for the fifty-two weeks ended December 30, 2006 increased $78.7 million or 12.1% compared to the fifty-three week period ended December 31, 2005. The additional week in 2005 from continuing operations generated $8.1 million in revenue.
Branded sales represented 64% of total revenue in 2006 as compared to 62% in 2005, and non-branded sales represented 36% of total revenue and 38% of total revenue in 2006 and 2005, respectively. Of the non-branded revenue in 2006, private brand sales represented 26% of total revenue and contract manufacturing was 10% of total revenue. For 2005, private brand sales were 29% of total revenue and contract manufacturing sales were 9% of total revenue.
Branded revenue increased $63.3 million or 15.7% and non-branded revenue increased $15.4 million or 6.2%. The increase in branded revenue was favorably impacted by the Tom’s acquisition in late 2005 as well as growth in both Lance® branded sandwich crackers and Cape Cod® potato chips. Branded revenue from sales to convenience stores grew approximately 25% followed by revenue growth in sales to distributors and grocery/mass merchandisers of 22% and 15%, respectively. This growth was offset somewhat by declines in DSD food service revenue.
Our DSD system generated approximately 74% of the branded revenue in both 2006 and 2005. The remaining 26% consisted of branded revenue from sales to distributors and direct shipments to customers. Of the 2006 branded revenue, approximately 35% represented sales to grocery/mass merchandisers, approximately 25% represented sales to convenience stores, 15% to distributors and the remaining to food service establishments, club stores, discount stores and various other retail and institutional outlets.

The non-branded revenue increase of $15.4 million included a $13.8 million increase in contract manufacturing revenue and a $2.5 million increase in private brand revenue, partially offset by declines in sales of third-party brands. The increase in contract manufacturing was favorably impacted by the Tom’s acquisition and increased sales to existing customers.
Cost of sales increased 0.2% as a percentage of revenue due to higher ingredient and packaging costs of $10.3 million, increased natural gas costs of $1.8 million and an unfavorable impact of foreign currency of $1.4 million.
Gross margin increased $32.4 million principally due to higher sales volume and improved product pricing, but decreased 0.2% as a percentage of revenue because of the increased costs of goods sold.
Selling, marketing and delivery expenses increased $24.0 million but decreased 0.3% as a percentage of revenue. Included in selling, marketing and delivery expenses were charges of $1.3 million related to the integration of the Tom’s operations for 2006 as compared to $1.1 million in 2005. Approximately two-thirds of the $24.0 million increase was due to increased salaries and commission expense principally due to the Tom’s acquisition. Fuel costs in 2006 increased approximately $2.1 million compared to 2005 due to fuel rate increases. In addition, travel expenses increased $1.0 million partially because of increased rates for reimbursed employee business mileage. Offsetting the increased expenses were reductions in bad debt expense of $1.6 million.
General and administrative costs increased $5.3 million or 14.1% in 2006 as compared to 2005. Included in 2005 were severance charges of $2.5 million for the prior CEO. Excluding these charges, general and administrative expenses would have increased $7.8 million or 22.2%. The increase in 2006 was driven by higher compensation of $2.7 million due to additional employees in 2006 and changes in compensation structure as compared to 2005. In addition, equity incentive expense increased $2.3 million due in part to the adoption of SFAS No. 123R in 2006, which resulted in additional expenses of $0.9 million. Other increases in expenses in 2006 as compared to 2005 include higher information technology expenses, utility costs, and relocation costs.
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

					Favorable/
2005 Compared to 2004 (in millions)	2005		2004		(Unfavorable)

Revenue	$651.4	100.0%	$564.7	100.0%	$86.7	15.4%
Cost of sales	369.3	56.7%	314.3	55.7%	(55.0)	(17.5%)

Gross margin	282.1	43.3%	250.4	44.3%	31.7	12.7%
Selling, marketing and delivery expenses	216.1	33.2%	184.4	32.7%	(31.7)	(17.2%)
General and administrative expenses	37.6	5.8%	30.8	5.5%	(6.8)	(22.1%)
Other income, net	(0.1)	—	(0.6)	(0.1%)	(0.5)	(83.3%)

Earnings before interest and taxes	28.5	4.4%	35.8	6.3%	(7.3)	(20.4%)
Interest expense, net	2.0	0.3%	2.5	0.4%	0.5	20.0%
Income tax expense	9.0	1.4%	10.7	1.9%	1.7	15.9%

Net income from continuing operations	17.5	2.7%	22.6	4.0%	(5.1)	(22.6%)

Revenue from continuing operations for the fifty-three weeks ended December 31, 2005 increased $86.7 million or 15.4% compared to the fifty-two weeks ended December 25, 2004. The increase was driven by a $53.7 million, 15.4% increase in branded revenue and a $33.0 million, or 15.3% increase in non-branded revenue. The additional week generated revenue of $8.1 million or an increase of 1.4% compared to the prior year.
The branded revenue increase was favorably impacted by the Tom’s acquisition. In addition, branded revenue from Lance® branded sandwich crackers and cookies increased approximately 20% and branded revenue from Lance® and Cape Cod® branded snacks increased 10% compared to the prior year. The branded growth was driven by growth in the grocery/mass merchandiser and club channels. These increases were slightly offset by declines in food service revenue.
The non-branded revenue increase of $33.0 million was driven by a $27.8 million increase in private brand revenue and a $6.9 million increase in contract manufacturing revenue offset by a $1.8 million reduction in sales of third-party brands.
Branded revenue represented 62% of total revenue in both 2005 and 2004. Non-branded revenue represented 38% of revenue, which consisted of 29% private brand and 9% contract manufacturing revenue for 2005 and 2004.
Gross margin increased $31.7 million compared to the prior year principally due to increased volume.
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

Income tax expense from continuing operations decreased $1.7 million as a result of lower earnings. However, the effective tax rate increased to 34% from 32% in 2004. The lower rate in 2004 represented favorable utilization of net operating losses and favorable state income tax credit utilization.
Liquidity and Capital Resources
Liquidity
During the last three years, the principal source of liquidity for our operating needs was provided from operating activities. Cash flow from operating activities, available credit from credit facilities and cash on hand are believed to be sufficient for the foreseeable future to meet obligations, fund capital expenditures, and pay dividends to our stockholders.
Operating Cash Flows
Net cash from operating activities was $52.4 million in 2007, $39.1 million in 2006, and $47.1 million in 2005. Working capital (other than cash and cash equivalents and current portion of long-term debt) increased to $49.8 million at December 29, 2007 from $48.6 million at December 30, 2006 primarily due to higher prepaid expenses and accounts receivable.
Investing Cash Flows
Cash used in investing activities in 2007 included capital expenditures of $39.5 million and the purchase of a noncontrolling equity interest in an organic snack food company for $2.1 million, partially offset by proceeds from the sale of fixed assets of $7.3 million. Capital expenditures for fixed assets in 2007 included route trucks, computer hardware and software, manufacturing equipment, handheld computers for field sales representatives, and tractors and trailers. Capital expenditures for 2008 are projected to be between $44 million and $50 million, funded primarily by net cash flow from operating activities, cash on hand, and available credit from credit facilities.
Cash used in investing activities in 2006 represented capital expenditures of $47.0 million, partially offset by proceeds from the sale of fixed assets of $7.3 million.
Cash used in investing activities in 2005 represented capital expenditures of $27.6 million and acquisitions, net of cash acquired, of $43.8 million, partially offset by proceeds from sale of fixed assets of $1.4 million. Acquisitions in 2005 consisted of a sugar wafer manufacturing facility in Ontario, Canada, and substantially all the assets of Tom’s Foods Inc.
Financing Cash Flows
During 2007, 2006 and 2005, we paid dividends of $0.64 per share each year totaling $19.9 million, $19.6 million and $19.1 million, respectively. As a result of the exercise of stock options by employees, we received cash and tax benefits of $4.7 million in 2007, $18.1 million in 2006, and $5.1 million in 2005. In 2005, $0.8 million of tax benefits were included in operating activities, as required prior to the adoption of SFAS No. 123R. During 2006 and 2005, proceeds from debt, net of repayments, was $3.8 million and $5.0 million, respectively.
We did not repurchase any shares of common stock during 2007 and 2006. During 2005, we repurchased 304,236 shares of common stock for $5.2 million. We currently have no plans for the repurchase of shares of our common stock.

Debt
In October 2006, we entered into a new unsecured revolving Credit Agreement, terminating and replacing the then existing Second Amended and Restated Credit Agreement and Bridge Credit Agreement. The Credit Agreement allows us to make revolving credit borrowings of up to US$100.0 million and CDN$15.0 million through October 2011. Also under the Credit Agreement, we entered into a $50.0 million term loan due in October 2011. As of December 29, 2007 and December 30, 2006, we had $50.0 million outstanding under the term loan.
We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $20.3 million as of December 29, 2007. These letters of credit reduce the total available borrowings under the Credit Agreement. Unused and available borrowings were $95.0 million under the Credit Agreement at December 29, 2007. Under certain circumstances and subject to certain conditions, we have the option to increase available credit under the Credit Agreement by up to $50.0 million during the life of the facility.
Commitments and Contingencies
We lease certain facilities and equipment classified as operating leases. We also have entered into agreements with suppliers for the purchase of certain ingredients and packaging materials used in the production process. These agreements are entered into in the normal course of business and consist of agreements to purchase a certain quantity over a certain period of time. These purchase commitments range in length from a few weeks to twelve months. At the beginning of 2007, we adopted FIN 48 and recorded a gross unrecognized tax benefit associated with uncertain tax positions. Additionally, we provide supplemental retirement benefits to certain retired and active officers.
Contractual obligations as of December 29, 2007 were:

	Payments Due by Period
(in thousands)	Total	< 1 year	1-3 years	3-5 years	Thereafter

Purchase commitments for inventory	$58,856	$58,856	$—	$—	$—
Debt, including interest payable*	59,849	2,569	57,280	—	—
Operating lease obligations	4,400	2,300	1,884	216	—
Unrecognized tax benefits**	1,499	**	**	**	**
Benefit obligations	1,730	191	298	191	1,050

Total contractual obligations	$126,334	$63,916	$59,462	$407	$1,050

*	Variable interest will be paid in future periods based on the outstanding balance at that time. The amounts due include the estimated interest payable on debt instruments through October 2011.

**
The timing of payment, if any, for unrecognized tax benefits cannot be estimated. However, we believe that $0.4 million related to an uncertain tax position is reasonably likely to be paid within the next 3 years.

Forward-Looking Statements
From time to time, we make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our estimates, expectations, beliefs, intentions or strategies for the future, and the assumptions underlying such statements. We use the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify our forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Factors that could cause these differences include, but are not limited to, the factors set forth under Part I, Item 1A — Risk Factors.
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
At times, we may enter into commodity futures and other derivative contracts to manage fluctuations in prices of anticipated purchases of certain raw materials. Our policy is to use these commodity derivative financial instruments only to the extent necessary to manage these exposures. As of December 29, 2007, and December 30, 2006 there were no outstanding commodity futures contracts or other derivative contracts related to raw materials. For the year ended December 29, 2007, the increase in commodity costs increased our cost of sales by $22.4 million as compared to 2006.
Our debt obligations incur interest at floating rates, based on changes in the Eurodollar rate, Canadian Bankers’ Acceptance discount rate, Canadian prime rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable rate debt. In November 2006, we entered into an interest rate swap agreement in order to manage the risk associated with variable interest rates. The variable-to-fixed interest rate swap was accounted for as a cash flow hedge. The notional amount, interest payment and maturity date of the swap matched the principal, interest payment and maturity dates of the related debt. The interest rate on the swap was 5.3%, including applicable margin. The underlying notional amount of the swap agreement was $35.0 million. The fair value of the interest rate swap liability as determined by a third-party financial institution was $1.3 million on December 29, 2007. Without the favorable impact of the interest rate swap, pre-tax interest expense would have been $0.1 million higher during the year ended December 29, 2007.
At December 29, 2007 and December 30, 2006, we had a $50.0 million term loan with a weighted average interest rate of 5.3% and 5.5%, respectively. A 10% increase in the underlying interest rate would not have had a material impact on interest expense during 2007.

We are exposed to credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. As of December 29, 2007 and December 30, 2006, we had allowances for doubtful accounts of $0.5 million and $1.0 million, respectively.
Through the operations of our Canadian subsidiary, we are exposed to foreign exchange rate fluctuations between U.S. dollars and Canadian dollars. A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of the operations’ costs, such as raw materials and direct labor, are denominated in Canadian dollars. We have entered into a series of forward contracts to mitigate a portion of this foreign exchange rate exposure. These contracts have maturities through December 2008. As of December 29, 2007, the fair value of the asset related to the forward contracts as determined by a third party financial institution was $0.5 million. Net cash settlements under the forward contracts are reflected in revenue in the consolidated statements of income in the applicable period.
Pre-tax earnings during 2007 were reduced by $2.3 million from foreign currency exchange rate fluctuations as compared to 2006. This reduction in pre-tax earnings includes the favorable effect of forward contracts of $0.8 million in 2007. During 2006, pre-tax earnings were reduced by $1.7 million from foreign currency exchange rate fluctuations compared to 2005. The effect of foreign exchange on earnings is included in both cost of goods sold and other income/loss in the income statement.
During 2007, pre-tax earnings were favorably impacted by decreases in net natural gas prices and fuel costs of $0.1 million as compared to 2006. During 2006, pre-tax earnings were negatively impacted by increases in natural gas prices and fuel costs of $3.9 million.

Item 8. Financial Statements and Supplementary Data
Consolidated Statements of Income
LANCE, INC. AND SUBSIDIARIES
For the Fiscal Years Ended December 29, 2007, December 30, 2006, and December 31, 2005
(in thousands, except share and per share data)

	2007	2006	2005

Net sales and other operating revenue	$762,736	$730,116	$651,437

Cost of sales and operating expenses/(income):
Cost of sales	444,487	415,576	369,331
Selling, marketing and delivery	231,358	240,092	216,054
General and administrative	45,959	42,914	37,605
Other expense/(income), net	2,390	191	(37)

Total cost and expenses	724,194	698,773	622,953

Income from continuing operations before interest and income taxes	38,542	31,343	28,484

Interest expense, net	2,222	3,156	1,985

Income from continuing operations before income taxes	36,320	28,187	26,499

Income tax expense	12,511	9,809	9,023

Net income from continuing operations	23,809	18,378	17,476

Income from discontinued operations	44	153	1,506
Income tax expense	15	53	512

Net income from discontinued operations	29	100	994

Net income	$23,838	$18,478	$18,470

Basic earnings per share:
Earnings per share from continuing operations	$0.77	$0.61	$0.59
Earnings per share from discontinued operations	—	—	0.03
Basic earnings per share	$0.77	$0.61	$0.62
Weighted average shares outstanding — basic	30,961,000	30,467,000	29,807,000

Diluted earnings per share:
Earnings per share from continuing operations	$0.76	$0.60	$0.58
Earnings per share from discontinued operations	—	—	0.03
Diluted earnings per share	$0.76	$0.60	$0.61
Weighted average shares outstanding — diluted	31,373,000	30,844,000	30,099,000

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
LANCE, INC. AND SUBSIDIARIES
December 29, 2007 and December 30, 2006
(in thousands, except share data)

	2007	2006

Assets

Current assets
Cash and cash equivalents	$8,647	$5,504
Accounts receivable (less allowances for doubtful accounts of $506 and $994, respectively)	64,081	61,690
Inventories	38,659	36,838
Deferred income taxes	9,335	8,811
Assets held for sale	505	6,552
Prepaid expenses and other current assets	11,862	6,298

Total current assets	133,089	125,693

Fixed assets, net	205,075	193,009
Goodwill, net	55,956	49,091
Other intangible assets, net	13,171	13,209
Other assets	5,712	4,450

Total assets	$413,003	$385,452

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$21,169	$18,194
Accrued compensation	20,564	20,471
Accrued profit-sharing retirement plan	5,383	5,192
Accrual for casualty insurance claims	8,163	6,783
Accrual for medical insurance claims	2,826	3,488
Accrued selling costs	4,511	4,860
Other payables and accrued liabilities	12,021	12,632

Total current liabilities	74,637	71,620

Long-term debt	50,000	50,000
Deferred income taxes	26,874	26,562
Accrual for casualty insurance claims	7,428	9,418
Other long-term liabilities	6,967	5,452

Total liabilities	165,906	163,052

Commitments and contingencies
Stockholders’ equity
Common stock, 31,214,743 and 30,855,891 shares outstanding, respectively	26,011	25,714
Preferred stock, no shares outstanding	—	—
Additional paid-in capital	41,430	32,129
Retained earnings	163,356	159,329
Accumulated other comprehensive income	16,300	5,228

Total stockholders’ equity	247,097	222,400

Total liabilities and stockholders’ equity	$413,003	$385,452

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income
LANCE, INC. AND SUBSIDIARIES
For the Fiscal Years Ended December 29, 2007, December 30, 2006, and December 31, 2005
(in thousands, except share data)

					Accumulated
			Additional		Other
		Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total

Balance, December 25, 2004	29,747,596	$24,788	$10,966	$160,993	$1,968	$198,715

Comprehensive income:
Net income				18,470		18,470
Unrealized gain on interest rate swap, net of $232 tax effect					394	394
Foreign currency translation adjustment					2,719	2,719

Total comprehensive income						21,583

Cash dividends paid to stockholders				(19,056)		(19,056)
Repurchase of common stock	(304,236)	(253)	(4,907)			(5,160)
Stock options exercised	373,970	311	4,825			5,136
Cancellation, issuance and amortization of restricted stock	(8,625)	(5)	496			491

Balance, December 31, 2005	29,808,705	$24,841	$11,380	$160,407	$5,081	$201,709

Comprehensive income:
Net income				18,478		18,478
Net unrealized losses on derivative instruments, net of $106 tax effect					(193)	(193)
Adoption of SFAS No. 158, net of $167 tax effect					313	313
Foreign currency translation adjustment					27	27

Total comprehensive income						18,625

Cash dividends paid to stockholders				(19,556)		(19,556)
Amortization of nonqualified stock options			1,331			1,331
Equity-based incentive expense previously recognized under a liability plan			634			634
Stock options exercised, including $3,223 tax benefit	1,018,761	850	17,278			18,128
Issuance and amortization of restricted stock, net of cancellations	28,425	23	1,506			1,529

Balance, December 30, 2006	30,855,891	$25,714	$32,129	$159,329	$5,228	$222,400

Comprehensive income:
Net income				23,838	—	23,838
Net unrealized losses on derivative instruments, net of $179 tax effect					(254)	(254)
Actuarial gains recognized in net income, net of $68 tax effect					(142)	(142)
Foreign currency translation adjustment					11,468	11,468

Total comprehensive income						34,910

Cash dividends paid to stockholders				(19,872)		(19,872)
Amortization of nonqualified stock options			1,658			1,658
Equity-based incentive expense previously recognized under a liability plan			316			316
Stock options exercised, including $1,026 tax benefit	270,852	224	4,508			4,732
Cumulative adjustment from adoption of FIN 48				61		61
Issuance and amortization of restricted stock, net of cancellations	88,000	73	2,819		—	2,892

Balance, December 29, 2007	31,214,743	$26,011	$41,430	$163,356	$16,300	$247,097

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
LANCE, INC. AND SUBSIDIARIES
For the Fiscal Years Ended December 29, 2007, December 30, 2006, and December 31, 2005
(in thousands)

	2007	2006	2005

Operating activities:
Net income	$23,838	$18,478	$18,470
Adjustments to reconcile net income to cash from operating activities:
Fixed asset depreciation and intangible amortization	29,307	26,897	28,539
Equity-based incentive expense	3,294	4,896	2,159
Loss on sale of fixed assets, net	818	591	467
Deferred income taxes	(419)	1,182	(3,518)
LIFO reserve adjustment	1,412	(1,083)	635
Provisions for doubtful accounts	(166)	(838)	2,488
Changes in assets and liabilities, excluding business acquisitions, foreign currency adjustments and certain other non-cash transactions:
Accounts receivable	(1,551)	(1,845)	(3,938)
Inventory	(2,806)	1,329	(5,006)
Other current assets	(1,776)	1,695	869
Accounts payable	2,620	(2,108)	748
Other accrued liabilities	(2,727)	(6,740)	6,728
Other noncurrent assets	828	(963)	(436)
Other noncurrent liabilities	(322)	(2,394)	(1,088)

Net cash flow from operating activities	52,350	39,097	47,117

Investing activities:
Purchases of fixed assets	(39,476)	(46,965)	(27,624)
Business acquisitions, net of cash acquired	—	—	(43,797)
Purchase of investment	(2,090)	—	—
Proceeds from sale of fixed assets	7,277	7,340	1,449

Net cash used in investing activities	(34,289)	(39,625)	(69,972)

Financing activities:
Dividends paid	(19,872)	(19,556)	(19,056)
Issuances of common stock under employee stock plans	4,732	18,128	4,353
Net repayments of revolving debt	—	(46,238)	(48,737)
Proceeds from long-term debt	—	50,000	53,715
Repurchase of common stock	—	—	(5,160)

Net cash (used in)/from financing activities	(15,140)	2,334	(14,885)

Effect of exchange rate changes on cash	222	155	(183)

Increase (decrease) in cash and cash equivalents	3,143	1,961	(37,923)
Cash and cash equivalents at beginning of fiscal year	5,504	3,543	41,466

Cash and cash equivalents at end of fiscal year	$8,647	$5,504	$3,543

Supplemental information:
Cash paid for income taxes, net of refunds of $211, $165, and $611, respectively	$12,594	$6,679	$13,581
Cash paid for interest	$2,878	$3,471	$2,018
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
LANCE, INC. AND SUBSIDIARIES
December 29, 2007 and December 30, 2006

NOTE 1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Operations
We manufacture, market and distribute a variety of snack food products. We manufacture products including sandwich crackers and cookies, potato chips, crackers, cookies, other salty snacks, sugar wafers, nuts, restaurant style crackers and candy. In addition, we purchase certain cakes, meat snacks, candy, restaurant style crackers and salty snacks for resale in order to broaden our product offerings. Products are packaged in various single-serve, multi-pack and family-size configurations.
We sell branded and non-branded products. Our non-branded products consist of private brand and contract manufacturing for third-parties. Our branded products are principally sold under the Lance®, Cape Cod® and Tom’s® brands. Private brand products are sold to retailers and distributors using store brands or Lance value brands. Contract manufacturing products are produced for other branded manufacturers.
Our corporate offices are located in Charlotte, North Carolina. We have manufacturing operations in Charlotte, North Carolina; Burlington, Iowa; Columbus, Georgia; Hyannis, Massachusetts; Corsicana, Texas; Perry, Florida; Cambridge, Ontario; Guelph, Ontario; and Waterloo, Ontario.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Lance, Inc. and subsidiaries. All intercompany transactions and balances have been eliminated.
Reclassifications
Certain prior year amounts shown in the consolidated financial statements have been reclassified for consistent presentation. These reclassifications had no impact on net income, financial position, or cash flows.
Revenue Recognition
Revenue for products sold through our Direct Store Delivery (DSD) system is recognized when the product is delivered to the retailer. Our sales representative creates the invoice at time of delivery using a handheld computer. The invoice is transmitted electronically each day and sales revenue is recognized. Customers purchasing products through the DSD system have the right to return product if it is not sold by the expiration date on the product label. We have recorded an estimated allowance for product that may be returned as a reduction to revenue. We estimate the number of days until product is sold through the customer’s location and the percent of sales returns using historical information. This information is reviewed on a quarterly basis for significant changes and updated no less than annually.
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
Fiscal Year
Our fiscal year ends on the last Saturday of December. While most of our fiscal years are 52 weeks, some may be 53 weeks. The fiscal years ended December 29, 2007 and December 30, 2006 were 52 weeks while the fiscal year ended December 31, 2005 was 53 weeks.
Use of Estimates
Preparing the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include customer returns and promotions, allowances for doubtful accounts, inventories, useful lives of fixed assets, hedge transactions, supplemental retirement benefits, intangible assets, incentive compensation, income taxes, insurance, postretirement benefits, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.
Allowance for Doubtful Accounts
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
Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, receivables, accounts payable and long-term debt approximate their fair values.

Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Inventories
The principal raw materials used in the manufacturing of our snack food products are flour, vegetable oil, sugar, potatoes, peanuts, other nuts, cheese and seasonings. The principal supplies used are flexible film, cartons, trays, boxes and bags. Inventories are valued at the lower of cost or market. Cost was determined using the last-in, first-out method (LIFO) for approximately 36% and 41% of inventories as of December 29, 2007, and December 30, 2006, respectively. The first-in, first-out method (FIFO) is used for all other inventories.
We may enter into various forward purchase agreements and derivative financial instruments to reduce the impact of volatility in raw material ingredient prices. As of December 29, 2007, and December 30, 2006, we had no outstanding commodity futures contracts or other derivative contracts related to raw materials.
Fixed Assets
Depreciation of fixed assets is computed using the straight-line method over the estimated useful lives of long-term depreciable assets. Estimated lives are based on historical experience, maintenance practices, technological changes and future business plans. The following table summarizes the majority of our estimated useful lives of long-term depreciable assets:

Useful Life

Buildings and building improvements	10-45 years
Land improvements	10-15 years
Machinery, equipment and computer systems	3-20 years
Furniture and fixtures	3-12 years
Trucks and automobiles	3-10 years

Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets held for sale are reported at the lower of the carrying amount or fair value less cost to sell.
Goodwill and Other Intangible Assets
We are required to evaluate and determine our reporting units for purposes of performing the annual impairment analysis of goodwill. During 2007, we changed the way the organization is internally reported to management in order to focus on a centralized view of the overall operating performance. In previous years, our internal reporting view was more focused on separate business units. While this did not have external reporting impact, it did change the level at which our goodwill impairment analysis is performed from a business unit level to the consolidated entity level.

The annual impairment analysis of goodwill and other indefinite-lived intangible assets also requires us to project future financial performance, including revenue and profit growth, fixed asset and working capital investments, income tax rates and cost of capital. These projections rely upon historical performance, anticipated market conditions and forward-looking business plans.
The analysis of goodwill and other indefinite-lived intangible assets as of December 29, 2007 assumes combined average annual revenue growth of approximately 3.5% during the valuation period. We also use a combination of internal and external data to develop the weighted-average cost of capital. Significant investments in fixed assets and working capital to support this growth are estimated and factored into the analysis. If the forecasted revenue growth is not achieved, the required investments in fixed assets and working capital could be reduced. Even with the excess fair value over carrying value, changes in assumptions or changes in conditions could result in a goodwill impairment charge in the future.
Amortizable intangible assets are amortized using the straight-line method over their useful lives, which is the estimated period over which economic benefits are expected to be provided. Intangible assets with indefinite lives are not amortized, but are tested for impairment on an annual basis.
Income Taxes
Our effective tax rate is based on the level and mix of income of our separate legal entities, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Significant judgment is required in evaluating tax positions that affect the annual tax rate. Unrecognized tax benefits for uncertain tax positions are established in accordance with FIN 48 when, despite the fact that the tax return positions are supportable, we believe these positions may be challenged and the results are uncertain. We adjust these liabilities in light of changing facts and circumstances, such as the progress of a tax audit.
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Deferred U.S. income taxes are not provided on undistributed earnings of our foreign subsidiary since we have no plans to repatriate the earnings. We estimate valuation allowances on deferred tax assets for the portions that we do not believe will be fully utilized based on projected earnings and usage.
Self-Insurance Reserves
We maintain reserves for the self-funded portions of employee medical insurance and for postretirement healthcare benefits. In addition, we maintain insurance reserves for the self-funded portions of workers’ compensation, auto, product and general liability insurance. Self-insured accruals are based on claims filed and estimated claims incurred but not reported. Workers’ compensation, automobile and general liability costs are covered by standby letters of credit with our claims administrators.

We have a defined benefit healthcare plan that currently provides medical insurance benefits for certain retirees and their spouses to age 65. The plan was amended in 2001, and we began the phase out of the postretirement healthcare plan. The postretirement healthcare plan will be phased-out over the next four years. We evaluate input from a third-party actuary in the estimation of the postretirement healthcare plan obligation on an annual basis. This obligation requires assumptions regarding participation, healthcare cost trends, employee contributions, turnover, mortality and discount rates.
For casualty insurance obligations, we maintain self-insurance reserves for workers’ compensation and auto liability for individual losses up to $0.5 million. In addition, general and product liability claims are self-funded for individual losses up to $0.1 million. We evaluate input from a third-party actuary to assist in the estimation of the casualty insurance obligation on an annual basis. In determining the ultimate loss and reserve requirements, we use various actuarial assumptions including compensation trends, healthcare cost trends and discount rates. We also use historical information for claims frequency and severity in order to establish loss development factors. Consistent with prior periods, the 75th percentile of this range represents our best estimate of the ultimate outstanding casualty liability. We used a 4.5% investment rate in 2007 and 2006 to discount the estimated claims based on the historical payout pattern. Claims in excess of the self-insured levels, which vary by type of insurance, are fully insured up to $100 million per individual claim.
Derivative Financial Instruments
We are exposed to certain market, commodity and interest rate risks as part of our ongoing business operations and may use derivative financial instruments, where appropriate, to manage these risks. We do not use derivatives for trading purposes.
Equity Incentive Plans
We adopted SFAS No. 123R at the beginning of 2006. SFAS No. 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, such as when an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the required service period are to be recognized as compensation cost over that period. In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. When we adopted SFAS No. 123R, we elected the modified prospective application method and prior period amounts have not been restated. The impact of the adoption of SFAS No. 123R for the years ended December 29, 2007 and December 30, 2006 was a decrease in pre-tax income of $0.7 million and $1.3 million, respectively.
Prior to the effective date of SFAS No. 123R, we followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations for stock options granted to employees and directors. Because the exercise price of our stock options equaled the fair market value of the underlying stock on the date of grant, no compensation expense was recognized. We adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

Prior to the adoption of SFAS No. 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those stock options (excess tax benefits) to be classified as financing cash flows. The excess tax benefit for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 was $1.0 million, $3.2 million and $0.8 million, respectively. Prior to the adoption of SFAS No. 123R, the unamortized portion of restricted stock was presented as a separate item on the consolidated balance sheets. Under SFAS No. 123R, the unamortized portion of restricted stock is included as a reduction in additional paid-in capital as of January 1, 2006.
Earnings Per Share
Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.
Diluted earnings per share are calculated by including all dilutive common shares such as stock options and restricted stock. Dilutive potential shares were 412,000 in 2007, 377,000 in 2006, and 292,000 in 2005. Anti-dilutive shares are excluded from the dilutive earnings calculation. There were 15,000 anti-dilutive shares in 2007, none in 2006, and 378,000 in 2005. No adjustment to reported net income is required when computing diluted earnings per share.
Advertising and Consumer Promotion Costs
We promote our products with certain marketing activities, including advertising, consumer incentives and trade promotions. All advertising costs are expensed as incurred. Consumer incentive and trade promotions are recorded as expense based on amounts estimated as being due to customers and consumers at the end of the period, based principally on our historical utilization and redemption rates. Advertising costs included in selling, marketing and delivery costs on the consolidated statements of income were $4.0 million, $4.4 million, and $4.6 million during 2007, 2006, and 2005, respectively.
Shipping and Handling Costs
We do not bill customers separately for shipping and handling of product. These costs are included as part of selling, marketing and delivery expenses on the consolidated statements of income. For the years ended December 29, 2007, December 30, 2006, and December 31, 2005, shipping and handling costs were $62.5 million, $68.9 million, and $55.1 million, respectively.
Concentration of Credit Risk
Sales to our largest customer, Wal-Mart Stores, Inc., were approximately 20% of revenues in 2007, 18% in 2006, and 21% in 2005. Accounts receivable at December 29, 2007, and December 30, 2006, included receivables from Wal-Mart Stores, Inc. totaling $14.7 million and $13.6 million, respectively.

New Accounting Standards
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 was adopted at the beginning of 2007. The $0.1 million cumulative effect of applying FIN 48 was reported as an increase to the opening balance of retained earnings. Additionally, we reclassified a $1.8 million net liability for unrecognized tax benefits for uncertain tax positions from other payables and accrued liabilities to other long-term liabilities during the first quarter of 2007. The additional disclosure required by FIN 48 has been included in the accompanying notes to the audited consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for Lance in 2008. The adoption of SFAS No. 157 is not expected to have a material impact on our financial condition, results of operations or cash flows.
The FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” in September 2006. SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. Last year, we adopted the provisions of SFAS No. 158 effective for 2006, which resulted in a reclassification of the unrealized gain component of the accrued postretirement healthcare costs liability to accumulated other comprehensive income, net of tax. The year-end measurement requirement will be effective for Lance beginning in 2008.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. The FASB issued SFAS No. 159 to mitigate earnings volatility that arises when financial assets and liabilities are measured differently, and to expand the use of fair value measurement for financial instruments. SFAS No. 159 is effective for Lance beginning in 2008. The adoption of SFAS No. 159 is not expected to have a material impact on our financial condition, results of operations or cash flows.
During December 2007, the FASB replaced SFAS No. 141, “Business Combinations.” SFAS No. 141R changes the way companies account for business combinations by requiring certain acquisition-related costs to be expensed. This Statement also requires more assets and liabilities to be recorded at fair value as of the acquisition date. SFAS No. 141R is effective for Lance beginning in 2009. The impact of this Statement on potential future acquisitions cannot be determined until the transactions occur.

Also during December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” Under SFAS No. 160, noncontrolling interests in consolidated subsidiaries are required to be initially measured at fair value and classified as a component of equity. SFAS No. 160 is effective for Lance beginning in 2009. This Statement is not expected to have a significant impact on our financial condition, results of operations or cash flows because all of our consolidated subsidiaries are wholly-owned.
NOTE 2. DISCONTINUED OPERATIONS
During 2006, we analyzed the different areas of our business and determined that our vending operations were becoming increasingly less competitive in the marketplace. Near the end of 2006, we committed to a plan to discontinue our vending operations and sell all remaining vending machines and related assets. A plan was designed to identify potential buyers and dispose of substantially all of the vending assets during 2007. At December 30, 2006, we had $3.4 million of vending assets, comprised mostly of vending machines, which were classified as held for sale in current assets on the 2006 consolidated balance sheet. All of these assets were disposed of by the end of the third quarter of 2007.
Revenue and pre-tax income related to the discontinued vending operations is as follows:

(in thousands)	2007	2006	2005

Revenue	$5,224	$17,833	$27,820
Pre-tax income	$44	$153	$1,506

NOTE 3. ACQUISITIONS & INVESTMENTS
On June 25, 2007, we purchased a non-controlling equity interest in an organic snack food company, for $2.1 million. This investment has been reflected in other assets on the consolidated balance sheet. The equity method loss for 2007 was $0.1 million and has been recorded in other expense on the consolidated statement of income. As of December 29, 2007, current assets on the consolidated balance sheet include a $0.6 million receivable from this related party.
Business acquisitions in 2005 consisted of the purchase of a sugar wafer manufacturing facility in Ontario, Canada, and substantially all the assets of Tom’s Foods Inc. for a total of $43.8 million, net of cash acquired. During 2006, an additional $0.8 million was included in the purchase price of Tom’s for legal and other acquisition costs.
NOTE 4. INVENTORIES
Inventories at December 29, 2007 and December 30, 2006 consisted of the following:

(in thousands)	2007	2006

Finished goods	$21,910	$18,630
Raw materials	7,701	7,968
Supplies, etc.	14,297	14,077

Total inventories at FIFO cost	43,908	40,675
Less: adjustment to reduce FIFO cost to LIFO cost	(5,249)	(3,837)

Total inventories	$38,659	$36,838

NOTE 5. FIXED ASSETS
Fixed assets at December 29, 2007 and December 30, 2006 consisted of the following:

(in thousands)	2007	2006

Land and land improvements	$14,670	$14,764
Buildings and building improvements	84,118	83,409
Machinery, equipment and computer systems	287,821	278,444
Vending machines	—	19,167
Trucks and automobiles	59,490	58,198
Furniture and fixtures	2,304	2,065
Construction in progress	10,909	8,870

	459,312	464,917
Accumulated depreciation and amortization	(253,732)	(265,356)

	$205,580	$199,561
Assets held for sale	(505)	(6,552)

Fixed assets, net	$205,075	$193,009

Depreciation expense related to fixed assets was $29.3 million during 2007, $26.8 million during 2006, and $28.5 million during 2005.
There are three facilities in Canada that accounted for $24.2 million and $21.2 million of the total net fixed assets in 2007 and 2006, respectively.
At December 29, 2007, assets held for sale consists of $0.3 million of land and $0.2 million of buildings related to certain properties in Columbus, Georgia.
NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the fiscal year ended December 29, 2007 are as follows:

Carrying
(in thousands)	Amount

Balance as of December 30, 2006	$49,091
Changes in foreign currency exchange rates	6,865

Balance as of December 29, 2007	$55,956

As of December 29, 2007 and December 30, 2006, acquired intangible assets consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount

As of December 29, 2007:
Customer relationships — amortized	$378	$(82)	$296
Trademarks — unamortized	12,875	—	12,875

Total other intangible assets as of December 29, 2007	$13,253	$(82)	$13,171

As of December 30, 2006:
Customer relationships — amortized	$378	$(44)	$334
Trademarks — unamortized	12,875	—	12,875

Total other intangible assets as of December 30, 2006	$13,253	$(44)	$13,209

The intangible asset for customer relationships is being amortized over a useful life of ten years and will be amortized through 2015. Amortization expense was less than $0.1 million for identified intangibles for each of the years ended December 29, 2007, December 30, 2006, and December 31, 2005.
The trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely. Therefore, the trademarks are not amortized.
NOTE 7. LONG-TERM DEBT
In October 2006, we entered into a new unsecured revolving Credit Agreement, terminating and replacing the then existing Second Amended and Restated Credit Agreement and Bridge Credit Agreement. The Credit Agreement allows us to make revolving credit borrowings of up to US$100.0 million and CDN$15.0 million through October 2011. Also under the Credit Agreement, we entered into a $50.0 million term loan due in October 2011. Interest on U.S. denominated revolving borrowings of 30 days or more is payable at a rate based on the Eurodollar rate plus the applicable margin of 0.28% to 0.63%. Interest on other U.S. denominated revolving borrowings is payable based on the U.S. base rate. Interest on the $50.0 million U.S. term loan is based on the Eurodollar rate plus the applicable margin of 0.35% to 0.75%. Interest on Canadian borrowings of 30 days or more is payable at a rate based on the Canadian Bankers’ Acceptance discount rate, plus the applicable margin and an additional 0.13% fee. Interest on other Canadian denominated borrowings is payable based on the Canadian prime rate. The applicable margin for the Eurodollar rate and Canadian Bankers’ Acceptance discount rate based borrowings, which was 0.28%, and for the U.S. term loan, which was 0.35% at December 29, 2007, is determined by certain financial ratios. The Credit Agreement also requires us to pay a facility fee on the entire US$100.0 million and CDN$15.0 million revolvers ranging from 0.07% to 0.13% based on certain financial ratios. At December 29, 2007, we had $50.0 million of term loans outstanding with a weighted average interest rate of 5.3%.

The carrying value of all long-term debt approximates fair value. At December 29, 2007 and December 30, 2006, we had available $95.0 million and $94.4 million, respectively, of unused credit facilities. Under certain circumstances and subject to certain conditions, we have the option to increase available credit under the Credit Agreement by up to $50.0 million during the life of the facility. The Credit Agreement requires us to comply with certain covenants, such as debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio and an interest coverage ratio. In addition, our revolving credit agreement restricts payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $125.0 million. At December 29, 2007, our consolidated stockholders’ equity was $247.1 million. We were in compliance with these covenants at December 29, 2007. Interest expense for 2007, 2006 and 2005 was $2.9 million, $3.3 million, and $2.5 million, respectively.
NOTE 8. DERIVATIVE INSTRUMENTS
In November 2006, we entered into an interest rate swap agreement in order to manage the risk associated with variable interest rates. The variable-to-fixed interest rate swap is accounted for as a cash flow hedge, with the effectiveness assessment based on changes in the present value of interest payments on the underlying debt. The notional amount, interest payment and maturity dates of the swap matched the principal, interest payment and maturity dates of the related debt. The interest rate on the swap was 5.3%, including applicable margin.
The underlying notional amount of the swap agreement is $35.0 million. The fair value of the interest rate swap as determined by a third-party financial institution was a $1.3 million liability at December 29, 2007, and an asset of less than $0.1 million on December 30, 2006.
Through the operations of our Canadian subsidiary, there is an exposure to foreign exchange rate fluctuations between U.S. dollars and Canadian dollars. The majority of revenue from our Canadian operations is denominated in U.S. dollars and a substantial portion of the operations’ costs, such as raw materials and direct labor, are denominated in Canadian dollars. We have entered into a series of forward currency contracts to mitigate a portion of this foreign exchange rate exposure. These contracts have maturities through December 2008. As of December 29, 2007, the fair value of the asset related to the forward contracts as determined by a third-party financial institution was $0.5 million.
NOTE 9. INCOME TAXES
Income tax expense (benefit) consists of the following:

(in thousands)	2007	2006	2005

Current:
Federal	$11,744	$8,517	$12,833
State and other	888	671	855
Foreign	(52)	(523)	(512)

	12,580	8,665	13,176

Deferred:
Federal	560	838	(3,957)
State and other	240	112	90
Foreign	(854)	247	226

	(54)	1,197	(3,641)

Total income tax expense	$12,526	$9,862	$9,535

A reconciliation of the federal income tax rate to our effective income tax rate for the years ended December 29, 2007, December 30, 2006, and December 31, 2005 follows:

	2007	2006	2005

Statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	1.7	2.0	1.2
Net favorable foreign income taxes as a result of tax adjustments and tax rate differences	(1.3)	(2.5)	(2.6)
Changes in deferred taxes for effective state rate changes	0.2	(0.1)	1.1
Miscellaneous items, net	(1.2)	0.4	(0.7)

Effective income tax rate	34.4%	34.8%	34.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 29, 2007 and December 30, 2006 are presented below:

(in thousands)	2007	2006

Deferred tax assets:
Reserves for employee compensation, deductible when paid for income tax purposes, accrued for financial reporting purposes	$5,916	$5,380
Reserves for insurance claims, deductible when paid for income tax purposes, accrued for financial reporting purposes	5,488	5,885
Other reserves deductible when paid for income tax purposes, accrued for financial reporting purposes	2,639	2,810
Unrealized losses deductible when realized for income tax purposes, included in other comprehensive income	278	106
Inventories, principally due to additional costs capitalized for income tax purposes	1,764	1,400
Unrealized capital loss deductible when realized for income taxes, accrued for financial reporting purposes	—	192
Net state and foreign operating loss and tax credit carryforwards	1,182	1,145

Total gross deferred tax assets	17,267	16,918
Less valuation allowance	(224)	(417)

Net deferred tax assets	17,043	16,501

Deferred tax liabilities:
Fixed assets, principally due to differences in depreciation, net of impairment reserves	(30,089)	(29,847)
Trademark amortization	(2,905)	(2,885)
Unrealized gains includible when realized for income tax purposes, included in other comprehensive income	(98)	(167)
Prepaid expenses and other costs deductible for tax, amortized for financial statement purposes.	(1,490)	(1,353)

Total gross deferred tax liabilities	(34,582)	(34,252)

Total net deferred tax liabilities	$(17,539)	$(17,751)

In 2007, the valuation allowance on deferred tax assets related to a state net operating loss carryforward, which management did not believe would be fully utilized due to the limited nature of our activities in that state. In 2006, the valuation allowance related to a state net operating loss carryforward and a capital loss that was not considered fully utilizable based on recent taxable income.

Our effective tax rate is based on the level and mix of income of our separate legal entities, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Significant judgment is required in evaluating tax positions that affect the annual tax rate.
We adopted FIN 48 at the beginning of 2007. The $0.1 million cumulative effect of applying FIN 48 was reported as an increase to the opening balance of retained earnings. Unrecognized tax benefits for uncertain tax positions are established in accordance with FIN 48 when, despite the fact that the tax return positions are supportable, we believe these positions may be challenged and the results are uncertain. We adjust these liabilities in light of changing facts and circumstances, such as the progress of a tax audit.
As of December 29, 2007, we have recorded gross unrecognized tax benefits totaling $1.5 million and related interest and penalties of $0.4 million in other long-term liabilities on the consolidated balance sheet. Of this total amount, $1.6 million would affect the effective tax rate if subsequently recognized. Various taxing authorities’ statutes of limitations will expire during the next 12 months resulting in a potential $0.5 million reduction of the unrecognized tax benefit amount. We classify interest and penalties associated with income tax positions within income tax expense. During 2007, $0.1 million of interest and penalties related to unrecognized tax benefits were recorded in income tax expense.
We have open years for income tax audit purposes in our major taxing jurisdictions according to statutes as follows:

Jurisdiction	Open Years
US federal	2004 and forward
Canada federal	2003 and forward
Ontario provincial	2001 and forward
Massachusetts	2001 and forward
North Carolina	2004 and forward
Iowa	2004 and forward
A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows:

(in thousands)	2007

Balance at December 31, 2006 (first day of fiscal 2007)	$1,788
Additions for tax positions taken during a prior period	49
Additions for tax positions taken during the current period	67
Reductions resulting from a lapse of the statute of limitations	(405)

Balance at December 29, 2007	$1,499

NOTE 10. POSTRETIREMENT BENEFITS PLANS
In 2001, we began the phase out of our postretirement healthcare plan. This plan currently provides postretirement medical benefits for certain retirees who were age 55 or older on June 30, 2001 and their spouses for medical coverage between the ages of 60 and 65. Retirees pay contributions toward medical coverage based on the medical plan and coverage they select. The postretirement healthcare plan will be phased-out over the next four years. The postretirement healthcare plan is not funded.

At December 30, 2006, we adopted the effective portions of SFAS No. 158. SFAS No. 158 requires us to recognize the unfunded status as a liability and reclassify unrecognized components of net periodic benefit cost to accumulated other comprehensive income, net of tax. We reclassified $0.5 million ($0.3 million, net of tax) of unrecognized net actuarial gains to accumulated other comprehensive income at December 30, 2006. We expect $0.2 million ($0.1 million, net of tax) of net actuarial gains to be recognized in net periodic benefit cost during 2008.
The following table sets forth the plan’s benefit obligations, funded status, and net periodic benefit costs for the last three years:

(in thousands)	2007	2006	2005

Change in benefit obligation:
Benefit obligation at beginning of year	$432	$1,189	$2,123
Service cost	—	—	42
Interest cost	17	18	72
Plan participants’ contributions	234	386	400
Actuarial gain	(89)	(290)	(464)
Benefits paid	(330)	(871)	(984)

Benefit obligation at end of year	264	432	1,189

Funded status	(264)	(432)	(1,189)
Unrecognized net actuarial gain	—	—	(1,522)

Net amount recognized	$(264)	$(432)	(2,711)

Unrecognized net actuarial gain included in accumulated other comprehensive income:	$270	$480	—

Components of net periodic benefit cost:
Service cost	—	—	42
Interest cost	17	18	72
Recognized net gain	(300)	(1,331)	(693)

Net periodic benefit	$(283)	$(1,313)	$(579)

Weighted average discount rates used in determining accumulated postretirement benefit obligation:
Beginning of year	5.30%	4.95%	3.75%

End of year	4.62%	5.30%	4.95%

The postretirement healthcare plan was valued using a December 29, 2007 measurement date. The discount rate was decreased from 5.30% to 4.62% to reflect the current market rates of return on high-quality fixed-income investments with matching cash flows. For measurement purposes, a 7.50% annual rate of increase in the per capita cost of covered healthcare benefits for the self-insured plan was assumed for 2007. This rate was assumed to decrease gradually to 6.0% in 2011. Of the total benefit obligation at December 29, 2007, $0.2 million is included in other payables and accrued liabilities for benefit payments expected to be made during the next 12 months.
A one-percentage point change in assumed healthcare cost trend rates would have an immaterial impact on the accumulated postretirement benefit obligation and net periodic benefit cost (benefit).

Future benefit payments during the next five years, net of expected contribution from retirees are as follows:

Expected
(in thousands)	Benefit Payments

2008	$164
2009	$73
2010	$39
2011 and thereafter	$—

In addition to the postretirement healthcare plan described above, we have a defined contribution retirement plan (known as the Lance, Inc. Profit-Sharing “PSR” and 401(k) Retirement Saving Plan) that covers substantially all of our employees. Effective the beginning of 2006, the PSR plan was amended to provide contributions equal to 3.25% or 3.5% of qualified employee wages, depending on years of service. Prior to 2006, company contributions to the PSR plan were based on net income before income tax and PSR expense. In 2007, the 401(k) plan provided a 50% match of the first 5% of employee contributions not to exceed 2.5% of the employee’s qualified wages. In 2006 and 2005, the 401(k) plan provided a 50% match of the first 4% of employee contributions not to exceed 2% of the employee’s qualified wages. Total expenses for these employee retirement plans were $7.6 million, $7.3 million and $5.6 million, in 2007, 2006 and 2005, respectively.
NOTE 11. EQUITY BASED INCENTIVE COMPENSATION
Effective January 1, 2006, we adopted SFAS No. 123R, which requires that the value of stock options and similar awards be expensed. SFAS No. 123R applies to any unvested awards that were outstanding on the effective date and to all new awards granted or modified after the effective date. We adopted SFAS No. 123R using the modified prospective transition method. Therefore, our income statements for the year ended December 31, 2005 have not been restated to reflect the impact of SFAS No. 123R. Under this transition method, compensation expense recognized during 2007 and 2006 included: (i) compensation expense for share-based awards granted prior to, but not vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation expense for share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.
In accordance with FASB Staff Position FAS 123R-3, “Transition Election to Accounting for the Tax Effects of Share Based Payment Awards,” we applied the short-cut method for determining our Capital in Excess of Par Value Pool (APIC Pool). This includes simplified methods to establish the beginning balance of the APIC Pool related to the tax effects of share-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of share-based awards that were outstanding upon adoption of SFAS No. 123R. The cash tax windfall benefit realized for the tax deductions from option exercises was $1.0 million, $3.2 million and $0.8 million, respectively, during 2007, 2006 and 2005. The total intrinsic value of stock options exercised during 2007, 2006, and 2005 was $2.7 million, $8.6 million, and $2.1 million, respectively.

As of December 29, 2007, we had stock plans under which 3,300,000 shares of common stock could be issued to key employees, as defined in the plans. The plans authorize the grant of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock and performance shares. The plans also authorize other awards denominated in monetary units or shares of common stock payable in cash or shares of common stock. The plans include 1,500,000 shares under the 2003 Key Employee Stock Plan (the 2003 Plan), which expires in April 2008 and 1,800,000 shares under the 2007 Key Employee Incentive Plan (the 2007 Plan), which expires in April 2013. At December 29, 2007, there were no SARs outstanding. As of December 29, 2007, there were approximately 2.0 million securities available for future issuance under the 2003 Plan and the 2007 Plan.
As of December 29, 2007, there was $1.8 million of total unrecognized compensation expense related to outstanding stock options. This cost is expected to be recognized, consistent with vesting on a straight-line basis over a weighted-average period of 2.5 years. Cash received from option exercises during 2007, 2006 and 2005 was $3.7 million, $14.9 million and $4.4 million, respectively.
As of December 29, 2007, there was $6.2 million of total unrecognized compensation expense related to outstanding restricted stock awards. This cost is expected to be recognized, consistent with vesting on a straight-line basis over a weighted-average period of 2.6 years.
Employee Stock Purchase Plan
We have an employee stock purchase plan under which shares of common stock are purchased on the open market with employee and company contributions. The plan provides for us to contribute an amount equal to 10% of the employees’ contributions, and up to 25% for certain employees who are not executive officers. We contributed less than $0.1 million to the employee stock purchase plan during each of 2007, 2006 and 2005.
Employee Stock Options
Stock options become exercisable in periods ranging from immediately to five years after the grant date. The option price, which equals the fair market value of our common stock at the date of grant, ranges from $7.65 to $24.00 per share for the outstanding options as of December 29, 2007. The weighted average exercise price of exercisable options was $14.45 as of December 29, 2007.

		Outstanding
	Options	Weighted Average	Options
	Outstanding	Exercise Price	Exercisable

Balance at December 25, 2004	2,338,287	13.61	1,472,298
Granted	18,800	15.84
Exercised	(390,794)	11.86
Expired/Forfeited	(136,001)	13.78

Balance at December 31, 2005	1,830,292	13.99	1,396,698
Granted	108,652	19.97
Exercised	(1,006,261)	14.59
Expired/Forfeited	(15,199)	11.59

Balance at December 30, 2006	917,484	$14.08	629,300
Granted	566,494	19.86
Exercised	(250,852)	13.34
Expired/Forfeited	(20,036)	16.54

Balance at December 29, 2007	1,213,090	$16.91	657,024

Weighted average contractual term	5.6 years		3.9 years

Aggregate intrinsic value	$4.8 million		$4.2 million

The following assumptions were used to determine the weighted average fair value of options granted during the years ended December 29, 2007, December 30, 2006 and December 31, 2005:

	2007	2006	2005

Assumptions used in Black Scholes pricing model:
Expected dividend yield	3.13%	3.21%	3.52%
Risk-free interest rate	4.23%	4.54%	4.39%
Weighted average expected life	5.0 years	6.5 years	6.5 years
Expected volatility	29.47%	31.20%	31.20%
Weighted average fair value per share of options granted	$4.56	$5.50	$4.75

Employee Restricted Stock and Restricted Stock Unit Awards
During 2005, we awarded 300,000 restricted stock units, half of which would be settled in common stock shares and half of which would be settled in cash. Compensation costs associated with the restricted stock units that are settled in common stock shares are amortized over the vesting period. During 2006, the Compensation Committee of the Board of Directors approved an amendment that re-designated the 150,000 units that were to be settled in cash to units settled in stock. Pursuant to SFAS No. 123R, these restricted units are classified as equity as opposed to a liability. Accordingly, there was an increase to additional paid-in capital of $0.6 million with an offsetting reduction in other long-term liabilities during 2006. These 300,000 restricted stock units will be settled in common stock equally between the 1997 Incentive Equity Plan and the 2003 Plan. During 2007, 2006 and 2005, we awarded 10,000 shares, 20,000 shares and 15,000 shares of common stock, respectively, under the 1997 Plan to new officers, subject to vesting restrictions. In addition, during 2007 we issued 15,000 shares of common stock under the 2003 Plan. Compensation costs associated with these restricted shares are amortized over the vesting period.
During 2006, the Compensation Committee of the Board of Directors approved the 2006 Five-Year Performance Equity Plan for Officers and Senior Managers, which included 302,000 performance equity units to be paid in common stock to key employees in 2011. During 2007, an additional 51,750 units were awarded under this Plan and 18,000 units were forfeited. All shares issued under the Five-Year Performance Equity Plan were awarded under the 2003 Plan. The number of awards ultimately issued under this plan is contingent upon our relative stock price compared to the Russell 2000 Index and can range from zero to 100% of the awards granted. The fair value of the award was calculated using the Monte Carlo valuation method. This method estimates the probability of the potential payouts using the historical volatility of our common stock compared to the Russell 2000 Index. Included in our assumptions was a risk-free interest rate of 4.53%, expected volatility of 35.08%, and an expected dividend rate of 2.8%. Based on these assumptions, a discount rate of 33.4% was applied to the market value on the grant date.

	Restricted Stock	Weighted Average
	Awards Outstanding	Grant Date Fair Value

Balance at December 31, 2005	184,875	16.77
Granted	331,000	15.18
Re-designated	150,000	24.41
Exercised	(14,750)	7.65
Expired/Forfeited	(575)	7.65

Balance at December 30, 2006	650,550	$17.69
Granted	140,650	18.13
Exercised	(31,100)	18.35
Expired/Forfeited	(19,300)	14.29

Balance at December 29, 2007	740,800	$17.83

The deferred portion of these restricted shares is included in the consolidated balance sheet as additional paid-in capital.
Non-Employee Director Stock Option Plan
In 1995, we adopted a Nonqualified Stock Option Plan for Non-Employee Director (Director Plan). The Director Plan requires among other things that the options are not exercisable unless the optionee remains available to serve as a director until the first anniversary of the date of grant, except that the initial option shall be exercisable after six months. The options under this plan vest on the first anniversary of the date of grant. Options granted under the Director Plan expire ten years from the date of grant. Beginning after December 28, 2002, there were no additional awards made under this plan. The option price, which equals the fair market value of our common stock at the date of grant, ranges from $10.50 to $21.63 per share. There were 98,500 options outstanding at December 29, 2007. At December 29, 2007, the weighted average remaining contractual term was 2.4 years, and the aggregate intrinsic value was $0.6 million.

	Options	Weighted Average	Options
	Outstanding	Exercise Price	Exercisable

Balance at December 25, 2004	154,500	15.81	154,500
Granted	—	—
Exercised	(2,000)	15.76
Expired/Forfeited	(12,500)	17.50

Balance at December 31, 2005	140,000	15.67	140,000
Granted	—	—
Exercised	(12,500)	17.66
Expired/Forfeited	(9,000)	19.35

Balance at December 30, 2006	118,500	$15.18	118,500
Granted	—	—
Exercised	(20,000)	18.00
Expired/Forfeited	—	—

Balance at December 29, 2007	98,500	$14.60	98,500

Non-Employee Director Restricted Stock Awards
In 2003, we adopted the Lance, Inc. 2003 Director Stock Plan (2003 Director Plan). With the adoption of the 2003 Director Plan, no further awards will be made under our 1995 Nonqualified Stock Option Plan for Non-Employee Directors. The 2003 Director Plan is intended to attract and retain persons of exceptional ability to serve as Directors and to further align the interests of Directors and stockholders in enhancing the value of our common stock and to encourage such Directors to remain with and to devote their best efforts to the company. The Board of Directors has reserved 50,000 shares of common stock for issuance under the 2003 Director Plan. This number is subject to adjustment in the event of stock dividends and splits, recapitalizations and similar transactions. The 2003 Director Plan is administered by the Board of Directors and expires in April 2008. As of December 29, 2007, there were 5,000 shares available for future issuance under the 2003 Director Plan.
In each of 2007, 2006 and 2005, we awarded 9,000 shares of common stock to our directors, subject to certain vesting restrictions. Compensation costs associated with these restricted shares are amortized over the vesting period, at which time the earned portion is charged against current earnings. The deferred portion of these restricted shares is included in the consolidated balance sheet as unamortized portion of restricted stock awards at December 31, 2005, and as additional paid-in capital as of December 30, 2006. At December 29, 2007, there were 9,000 unvested restricted shares outstanding with a remaining contractual term of three months and a grant date fair value of $23.23.

Long Term Incentive Plans
During 2007, we adopted the Lance, Inc. 2007 Three-Year Incentive Plan for Officers (2007 Officer Plan). With the adoption of the plan, incentives granted to officers and key management are earned over a cumulative three-year period. The 2007 Officer Plan provides for incentive payments in the form of cash and restricted stock. In addition, during 2007, we adopted the 2007 Stock Option Plan for Officers and Key Managers (2007 Stock Option Plan). With the adoption of the plan we granted 254,694 non-qualified stock options to Officers and key management to vest over a 3-year period with a 7-year term. The issuance of shares under the 2007 Officer Plan and the 2007 Stock Option Plan were provided under the 2003 Plan.
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
We adopted the Lance, Inc. 2005 and 2004 Long-Term Incentive Plans for Officers during 2005 and 2004, respectively. With the adoption of these plans, incentives granted to officers and key management are earned over a cumulative three-year period. These plans provide for incentive payments in the form of cash, stock grants and non-qualified stock option awards after the three-year period has expired and based upon the attainment of certain performance measures. During 2007, 54,900 shares of common stock and 114,000 non-qualified stock options were awarded under the 2004 Long-Term Incentive Plan.
Total equity-based incentive expense recorded in the consolidated statements of income for all plans was $3.3 million, $4.9 million, and $2.2 million for the years ended December 29, 2007, December 30, 2006, and December 31, 2005, respectively. Compared to 2005, the adoption of SFAS No. 123R increased equity incentive expense $0.7 million in 2007 and $1.3 million in 2006.
NOTE 12. OTHER COMMITMENTS AND CONTINGENCIES
We have entered into contractual agreements providing severance benefits to certain key employees in the event of a change in control. Commitments not previously accrued for under these agreements totaled $20.3 million at December 29, 2007.
We have entered into contractual agreements providing severance benefits to certain key employees in the event of termination without cause. Commitments under these agreements not previously accrued for were $7.4 million as of December 29, 2007. The maximum aggregate commitment for both the change in control and severance agreements as of December 29, 2007 was $22.3 million.

We lease certain facilities and equipment under contracts classified as operating leases. Rental expense was $6.2 million in 2007, $6.6 million in 2006, and $5.3 million in 2005. Future minimum lease commitments for operating leases at December 29, 2007 were as follows:

(in thousands)	Amount

2008	$2,300
2009	1,598
2010	184
2011	102
2012	105
Thereafter	111

Total operating lease commitments	$4,400

We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. These letters of credit amounted to $20.3 million as of December 29, 2007.
We entered into agreements with suppliers for certain ingredients and packaging materials used in the production process. These agreements are entered into in the normal course of business and consist of agreements to purchase a certain quantity over a certain period of time. As of December 29, 2007, outstanding purchase commitments for inventory items totaled $58.9 million. These commitments range in length from a few weeks to 12 months.
Lance, Inc. was one of several companies sued in August 2005 in the Superior Court for the State of California for the County of Los Angeles by the Attorney General of the State of California for alleged violations of California Proposition 65. California Proposition 65 is a state law that, in part, requires companies to warn California residents if a product contains chemicals listed within the statute. The plaintiff seeks injunctive relief and penalties but has made no specific demands. We continue to vigorously defend this lawsuit.
In addition, we are subject to routine litigation and claims incidental to our business. In our opinion, such routine litigation and claims should not have a material adverse effect upon our consolidated financial statements taken as a whole.
NOTE 13. STOCKHOLDERS’ EQUITY
Capital Stock
Our Restated Charter, as amended, authorizes 75,000,000 shares of common stock with a par value of $0.83-1/3 and 5,000,000 shares of preferred stock, par value of $1.00 per share, to be issued in such series and with such preferences, limitations and relative rights as the Board of Directors may determine from time to time. There were 31,214,743 and 30,855,891 shares of common stock outstanding at December 29, 2007, and December 30, 2006, respectively. There were no preferred shares outstanding.
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
Each Right, under certain circumstances, entitles the holder to purchase the number of shares of our common stock that have an aggregate market value equal to twice the exercise price of $100. Under certain circumstances, the Board of Directors may exchange each outstanding Right for either one share of our common stock or one one-hundredth of a share of Junior Participating Preferred Stock.
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
Other Comprehensive Income
Accumulated other comprehensive income presented in the consolidated balance sheets consists of:

(in thousands)	2007	2006

Foreign currency translation adjustment	$16,576	$5,108
Postretirement actuarial gains recognized in net income, net of tax	171	313
Net unrealized losses on derivative instruments, net of tax	(447)	(193)

Total accumulated other comprehensive income	$16,300	$5,228

Income taxes on the foreign currency translation adjustment in other comprehensive income are not recognized because the earnings are intended to be indefinitely reinvested in those operations.

NOTE 14. INTERIM FINANCIAL INFORMATION (UNAUDITED)
A summary of interim financial information follows (in thousands, except per share data):

	2007 Interim Period Ended
	March 31	June 30	September 29	December 29
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)

Net sales and other operating revenues	$182,426	$197,036	$198,052	$185,222
Cost of sales	102,976	109,435	115,692	116,384
Selling, marketing and delivery	56,479	59,864	58,985	56,030
General and administrative	13,137	11,603	11,268	9,951
Other (income)/expense, net	(90)	973	522	985

Income from continuing operations Before interest and taxes	9,924	15,161	11,585	1,872
Interest expense, net	604	615	550	454

Income from continuing operations before taxes	9,320	14,546	11,035	1,418
Income tax expense/(benefit)	3,448	5,277	3,448	337

Net income from continuing operations	5,872	9,269	7,587	1,081
Income/(loss) from discontinued operations	537	(346)	(146)	—
Income tax expense/(benefit)	199	(129)	(54)	—

Net income/(loss) from discontinued operations	338	(217)	(92)	—

Net income	$6,210	$9,052	$7,495	$1,081

From continuing operations:
Net income per common share — basic	$0.19	$0.30	$0.24	$0.03
Net income per common share — diluted	0.19	0.30	0.24	0.03
From discontinued operations:
Net income/(loss) per common share — basic	0.01	(0.01)	—	—
Net income/(loss) per common share — diluted	0.01	(0.01)	—	—

Dividends declared per common share	$0.16	$0.16	$0.16	$0.16

	2006 Interim Period Ended
	April 1	July 1	September 30	December 30
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)

Net sales and other operating revenues	$180,745	$188,341	$188,628	$172,402
Cost of sales	104,866	105,660	106,768	98,282
Selling, marketing and delivery	65,045	60,285	60,571	54,191
General and administrative	11,458	11,771	9,296	10,389
Other expense/(income), net	162	517	(243)	(245)

(Loss)/income from continuing operations before interest and taxes	(786)	10,108	12,236	9,785
Interest expense, net	669	828	901	758

(Loss)/income from continuing operations before taxes	(1,455)	9,280	11,335	9,027
Income tax (benefit)/expense	(531)	3,386	3,940	3,014

Net (loss)/income from continuing operations	(924)	5,894	7,395	6,013
Income/(loss) from discontinued operations	250	418	129	(644)
Income tax expense/(benefit)	91	153	45	(236)

Net income/(loss) from discontinued operations	159	265	84	(408)

Net (loss)/income	$(765)	$6,159	$7,479	$5,605

From continuing operations:
Net (loss)/income per common share — basic	$(0.03)	$0.19	$0.24	$0.19
Net (loss)/income per common share — diluted	(0.03)	0.19	0.24	0.19
From discontinued operations:
Net income/(loss) per common share — basic	—	0.01	—	(0.01)
Net income/(loss) per common share — diluted	—	0.01	—	(0.01)

Dividends declared per common share	$0.16	$0.16	$0.16	$0.16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Lance, Inc.:
We have audited the accompanying consolidated balance sheets of Lance, Inc. as of December 29, 2007 and December 30, 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 29, 2007. We also have audited the Company’s internal control over financial reporting as of December 29, 2007, based on, criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2007 and December 30, 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in the Summary of Significant Accounting Policies, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” effective December 31, 2006. Additionally, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective January 1, 2006, and the recognition and disclosure provisions of Statement of Financial Accounting Standards, No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of December 30, 2006.

Charlotte, North Carolina
February 21, 2008

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
Management assessed the effectiveness of internal control over financial reporting as of December 29, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 29, 2007.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Disclosure Controls and Procedures
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
Our management assessed the effectiveness of our internal controls over financial reporting as of December 29, 2007. See page 51 for “Management’s Report on Internal Control over Financial Reporting.” Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. The report of the independent registered public accounting firm appears on page 49.
There have been no changes in our internal control over financial reporting during the quarter ended December 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.
PART III
Items 10 through 14 are incorporated by reference to the sections captioned Principal Stockholders and Holdings of Management, Election of Directors, The Board of Directors and its Committees, Compensation Committee Interlocks and Insider Participation, Compensation Committee Report, Equity Compensation Plans, Director Compensation, Section 16(a) Beneficial Ownership Reporting Compliance, Executive Officer Compensation and Ratification of Selection of Independent Public Accountants in our Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2008 and to the Separate Item in Part I of this Annual Report captioned Executive Officers of the Registrant.

Item 10. Directors, Executive Officers and Corporate Governance
Code of Ethics
We have adopted a Code of Conduct and Ethics that covers our officers and employees. In addition, we have adopted a Code of Ethics for Directors and Senior Financial Officers which covers the members of the Board of Directors and Senior Financial Officers, including the Chief Executive Officer, Chief Financial Officer, Corporate Controller and Principal Accounting Officer. These Codes are posted on our website at www.lance.com. We will disclose any substantive amendments to, or waivers from, our Code of Ethics for Directors and Senior Financial Officers on our website or in a report on Form 8-K.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	1. Financial Statements.
          The following financial statements are filed as part of this report:
(a)	2. Financial Schedules.
          Schedules have been omitted because of the absence of conditions under which they are required or because information required is included in financial statements or the notes thereto.
(a)	3. Exhibit Index.
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

          3.3 Bylaws of Lance, Inc., as amended through November 1, 2007, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2007 (File No. 0-398).
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
          4.4 Second Supplement to Preferred Shares Rights Agreement dated as of November 1, 2006 between the Registrant and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-398).
          4.5 Third Supplement to Preferred Shares Rights Agreement dated as of December 1, 2007 between the Registrant and Computershare Trust Company, N.A., filed herewith.
          10.1 Lance, Inc. 1995 Nonqualified Stock Option Plan for Non-Employee Directors, as amended, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2005 (File No. 0-398).
          10.2 Lance, Inc. 1997 Incentive Equity Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 0-398).
          10.3 Lance, Inc. 2003 Key Employee Stock Plan, as amended, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 0-398).
          10.4 Lance, Inc. 2003 Director Stock Plan, incorporated herein by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8 filed on May 2, 2003 (File No. 333-104961).
          10.5 Lance, Inc. 2007 Key Employee Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2007 (File No. 0-398).
          10.6* Lance, Inc. Compensation Deferral and Benefit Restoration Plan, as amended, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-398).

          10.7* Lance, Inc. 2005 Annual Performance Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 1, 2005 (File No. 0-398).
          10.8* Lance, Inc. 2005 Long-Term Incentive Plan for Officers, as amended, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 30, 2007 (File No. 0-398).
          10.9* Lance, Inc. 2006 Annual Performance Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 3, 2006 (File No. 0-398).
          10.10* Lance, Inc. 2006 Three-Year Incentive Plan for Officers, as amended, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 30, 2007 (File No. 0-398).
          10.11* Lance, Inc. 2006 Five-Year Performance Equity Plan for Officers and Senior Managers, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2006 (File No. 0-398).
          10.12* Lance, Inc. 2007 Annual Performance Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 31, 2007 (File No. 0-398).
          10.13* Lance, Inc. 2007 Three-Year Performance Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 31, 2007 (File No. 0-398).
          10.14* Lance, Inc. 2007 Stock Option Plan for Officers and Key Managers, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2007 (File No. 0-398).
          10.15* Lance, Inc. 2005 Employee Stock Purchase Plan, as amended and restated, incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-398).
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

          10.19* Restricted Stock Unit Award Agreement Amendment dated April 27, 2006 between the Registrant and David V. Singer, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 3, 2006 (File No. 0-398).
          10.20* Offer Letter, effective as of December 19, 2005, between the Registrant and Blake W. Thompson, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly report on Form 10-Q filed on December 23, 2005 (File No. 0-398).
          10.23* Offer Letter, effective as of January 30, 2006, between the Registrant and Rick D. Puckett, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2006 (File No. 0-398).
          10.24* Form of Compensation and Benefits Assurance Agreement between the Registrant and each of Earl D. Leake, Frank I. Lewis, Glenn A. Patcha, Rick D. Puckett and Blake W. Thompson, incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (File No. 0-398).
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
          10.29* Agreement, effective as of February 14, 2007, between the Registrant and L. Rudy Gragnani, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 31, 2007 (File No. 0-398).
          10.30* Retirement Agreement, effective March 26, 2007, between the Registrant and H. Dean Fields, incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 31, 2007 (File No. 0-398).
          10.31* Offer Letter, effective as of January 8, 2007, between the Registrant and Glenn A. Patcha, incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 31, 2007 (File No. 0-398).

          10.32 Credit Agreement, dated as of October 20, 2006, among the Registrant, Tamming Foods, Ltd., Bank of America, National Association, Wachovia Capital Markets, LLC and the other lenders named therein, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006 (File No. 0-398).
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

LANCE, INC.
Dated: February 21, 2008	By:	/s/ David V. Singer
David V. Singer
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ David V. Singer David V. Singer	President and Chief Executive Officer (Principal Executive Officer)	February 21, 2008

/s/ Rick D. Puckett Rick D. Puckett	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)	February 21, 2008

/s/ Margaret E. Wicklund Margaret E. Wicklund	Vice President, Corporate Controller and Assistant Secretary (Principal Accounting Officer)	February 21, 2008

/s/ W. J. Prezzano W. J. Prezzano	Chairman of the Board of Directors	February 21, 2008

Barbara R. Allen	Director

Signature	Capacity	Date

/s/ Jeffrey A. Atkins Jeffrey A. Atkins	Director	February 21, 2008

/s/ J.P. Bolduc J.P. Bolduc	Director	February 21, 2008

/s/ William R. Holland William R. Holland	Director	February 21, 2008

/s/ Robert V. Sisk Robert V. Sisk	Director	February 21, 2008

/s/ Dan C. Swander Dan C. Swander	Director	February 21, 2008

/s/ Isaiah Tidwell Isaiah Tidwell	Director	February 21, 2008

S. Lance Van Every	Director