Form 10-Q
period 2008-03-29
LANCE INC
filed 2008-04-25
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarter ended March 29, 2008
Commission File Number 0-398
LANCE, INC.
(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-0292920 (I.R.S. Employer Identification No.)

14120 Ballantyne Corporate Place Suite 350 Charlotte, North Carolina (Address of principal executive offices)	28277 (Zip Code)
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
Yes ☑            No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):
      Large accelerated filer ☑               Accelerated filer ☐                         Non-accelerated filer ☐                         Smaller reporting company ☐
                                        (do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
The number of shares outstanding of the registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock as of April 18, 2008, was 31,368,182 shares.

LANCE, INC. AND SUBSIDIARIES
INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited) –Quarters Ended March 29, 2008 and March 31, 2007	3

Condensed Consolidated Balance Sheets – March 29, 2008 (Unaudited) and December 29, 2007	4

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income/(Loss) (Unaudited) –Quarters Ended March 29, 2008 and March 31, 2007	5

Condensed Consolidated Statements of Cash Flows (Unaudited) –Quarters Ended March 29, 2008 and March 31, 2007	6

Notes to the Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Controls and Procedures	12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	12

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 6. Exhibits	13

SIGNATURE	14
Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
For the Quarters Ended March 29, 2008 and March 31, 2007
(in thousands, except share and per share data)

	Quarter Ended
	March 29,	March 31,
	2008	2007
Net sales and other operating revenue	$197,968	$182,426

Cost of sales and operating expenses/(income):
Cost of sales	123,460	102,976
Selling, general and administrative	72,857	69,616
Other income, net	(4)	(90)

Total costs and expenses	196,313	172,502

Income from continuing operations before interest	1,655	9,924
Interest expense, net	606	604

Income from continuing operations before income taxes	1,049	9,320
Income tax expense	404	3,448

Net income from continuing operations	645	5,872

Income from discontinued operations	—	537
Income tax expense	—	199

Net income from discontinued operations	—	338

Net income	$645	$6,210

Basic earnings per share:
From continuing operations	$0.02	$0.19
From discontinued operations	$—	$0.01
Basic earnings per share	$0.02	$0.20
Weighted average shares outstanding – basic	31,103,000	30,805,000

Diluted earnings per share:
From continuing operations	$0.02	$0.19
From discontinued operations	$—	$0.01
Diluted earnings per share	$0.02	$0.20
Weighted average shares outstanding – diluted	31,608,000	31,131,000
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of March 29, 2008 (Unaudited) and December 29, 2007
(in thousands, except share data)

	March 29,	December 29,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$1,156	$8,647
Accounts receivable, net	73,843	64,081
Inventories	40,319	38,659
Deferred income taxes	9,831	9,335
Prepaid expenses and other current assets	14,070	12,367

Total current assets	139,219	133,089

Other assets
Fixed assets, net	205,371	205,075
Goodwill and other intangible assets, net	87,318	69,127
Other noncurrent assets	5,742	5,712

Total assets	$437,650	$413,003

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$32,518	$21,169
Other payables and accrued liabilities	48,178	53,468
Current maturities of long-term debt	42	—

Total current liabilities	80,738	74,637

Other liabilities
Long-term debt	74,703	50,000
Deferred income taxes	26,352	26,874
Other noncurrent liabilities	15,388	14,395

Total liabilities	197,181	165,906

Commitments and contingencies

Stockholders’ equity
Common stock, 31,365,666 and 31,214,743 shares outstanding, respectively	26,137	26,011
Preferred stock, no shares outstanding	—	—
Additional paid-in capital	43,286	41,430
Retained earnings	158,982	163,356
Accumulated other comprehensive income	12,064	16,300

Total stockholders’ equity	240,469	247,097

Total liabilities and stockholders’ equity	$437,650	$413,003

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income/(Loss) (Unaudited)
For the Quarters Ended March 29, 2008 and March 31, 2007
(in thousands, except share data)

			Additional		Accumulated Other
		Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total

Balance, December 30, 2006	30,855,891	$25,714	$32,129	$159,329	$5,228	$222,400

Comprehensive income:
Net income	—	—	—	6,210	—	6,210
Foreign currency translation adjustment	—	—	—	—	640	640
Net unrealized losses on derivatives, net of $24 tax effect	—	—	—	—	(34)	(34)
Actuarial gains recognized in net income, net of $17 tax effect	—	—	—	—	(58)	(58)

Total comprehensive income						6,758

Cash dividends paid to stockholders	—	—	—	(4,935)	—	(4,935)

Stock options exercised, including $110 excess tax benefit	50,394	42	787	—	—	829

Cumulative adjustment from adoption of FIN 48	—	—	—	61	—	61

Equity-based incentive expense previously recognized under a liability plan	54,900	46	1,220	—	—	1,266

Amortization of nonqualified stock options	—	—	104	—	—	104

Issuances and amortization of restricted stock and units, net of forfeitures	19,100	15	758	—	—	773

Balance, March 31, 2007	30,980,285	$25,817	$34,998	$160,665	$5,776	$227,256

Balance, December 29, 2007	31,214,743	$26,011	$41,430	$163,356	$16,300	$247,097

Comprehensive income/(loss):
Net income	—	—	—	645	—	645
Foreign currency translation adjustment	—	—	—	—	(3,041)	(3,041)
Net unrealized losses on derivatives, net of $669 tax effect	—	—	—	—	(1,168)	(1,168)
Actuarial gains recognized in net income, net of $16 tax effect	—	—	—	—	(27)	(27)

Total comprehensive loss						(3,591)

Cash dividends paid to stockholders	—	—	—	(5,019)	—	(5,019)

Stock options exercised, including $16 excess tax benefit	5,016	4	66	—	—	70

Equity-based incentive expense previously recognized under a liability plan	39,250	33	876	—	—	909

Amortization of nonqualified stock options	—	—	247	—	—	247

Issuances and amortization of restricted stock and units, net of forfeitures	106,657	89	667	—	—	756

Balance, March 29, 2008	31,365,666	$26,137	$43,286	$158,982	$12,064	$240,469

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Quarters Ended March 29, 2008 and March 31, 2007
(in thousands)

	Quarters Ended
	March 29,	March 31,
	2008	2007
Operating activities
Net income	$645	$6,210
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	7,925	6,981
Stock-based compensation expense	1,003	876
Loss/(gain) on sale of fixed assets	102	(140)
Changes in operating assets and liabilities, excluding business acquisition	(3,738)	(5,916)

Net cash from operating activities	5,937	8,011

Investing activities
Purchases of fixed assets	(7,057)	(7,073)
Proceeds from sale of fixed assets	230	802
Business acquisition, net of cash acquired	(24,123)	—

Net cash used in investing activities	(30,950)	(6,271)

Financing activities
Dividends paid	(5,019)	(4,935)
Issuance of common stock	70	829
Proceeds from long-term debt	24,000	—
Repayments of debt from business acquisition	(1,495)	—

Net cash from/(used in) financing activities	17,556	(4,106)

Effect of exchange rate changes on cash	(34)	108

Decrease in cash and cash equivalents	(7,491)	(2,258)
Cash and cash equivalents at beginning of period	8,647	5,504

Cash and cash equivalents at end of period	$1,156	$3,246

Supplemental information:
Cash paid for income taxes	$92	$32
Cash paid for interest	$655	$718
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
1.	The accompanying unaudited condensed consolidated financial statements of Lance, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in our Form 10-K for the year ended December 29, 2007 filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2008. In our opinion, these condensed consolidated financial statements reflect all adjustments (consisting of only normal, recurring accruals) necessary to present fairly our condensed consolidated financial position as of March 29, 2008 and December 29, 2007 and the condensed consolidated statements of income for the quarters ended March 29, 2008 and March 31, 2007 and the condensed consolidated statements of stockholders’ equity and comprehensive income/(loss) and cash flows for quarters ended March 29, 2008 and March 31, 2007. Prior year amounts shown in the accompanying condensed consolidated financial statements have been reclassified for consistent presentation.

2.	The consolidated results of operations for the quarter ended March 29, 2008 are not necessarily indicative of the results to be expected for the year ending December 27, 2008.

3.	Preparing financial statements requires management to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. Examples include customer returns and promotions, provisions for bad debts, inventory valuations, useful lives of fixed assets, hedge transactions, supplemental retirement benefits, intangible asset valuations, incentive compensation, income taxes, insurance, post-retirement benefits, contingencies and legal proceedings. Actual results may differ from these estimates under different assumptions or conditions.

4.	On March 14, 2008, we paid $24.1 million in cash to acquire 100% of the outstanding common stock of Brent & Sam’s, Inc. Brent & Sam’s is a producer of branded and private label premium gourmet cookies with operations in North Little Rock, Arkansas. This acquisition enhances our portfolio of branded products and extends our product offering into the premium private label category.

The acquisition of Brent & Sam’s was funded from borrowings under our existing Credit Agreement. At March 29, 2008 the revolving portion of our Credit Agreement had an annualized interest rate of approximately 3.1% that fluctuates based on changes in the Eurodollar rate.

The purchase price allocation will be finalized upon the completion of the fixed asset and intangible asset appraisals. The final purchase price allocation may differ from those included in the condensed consolidated balance sheet.

Two weeks of Brent & Sam’s operations are included in the condensed consolidated statement of operations for the first quarter of 2008 and are not material to the combined revenues or operating results. During these two weeks, we repaid approximately $1.5 million of the $2.2 million assumed debt with cash from operations.

5.	We own a non-controlling equity interest in Late July, an organic snack food company. We also manufacture products for Late July. During the first quarter of 2008, non-branded sales to Late July were approximately $1.0 million. As of March 29, 2008, accounts receivable due from Late July totaled $0.6 million.

6.	The following tables provide a reconciliation of the common shares used for basic earnings per share and diluted earnings per share:

	Quarters Ended
	March 29,	March 31,
(in thousands)	2008	2007
Weighted average number of common shares used for basic earnings per share	31,103	30,805
Effect of potential dilutive shares	505	326

Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	31,608	31,131

Anti-dilutive shares excluded from the above reconciliation	706	108

LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
7.	During the first quarter of 2008, we granted approximately 175,000 vested nonqualified stock options, 19,500 restricted shares and 19,750 shares of common stock related to a long-term incentive plan for key employees that were previously accounted for as a liability. This resulted in an increase in equity and a decrease in accrued liabilities of $0.9 million during the first quarter of 2008. During the same quarter last year, we granted 114,000 vested nonqualified stock options, 27,450 restricted shares and 27,450 of common stock related to a long-term incentive plan for key employees that were previously accounted for as a liability. This resulted in an increase in equity and a decrease in accrued liabilities of $1.3 million during the first quarter of 2007.

8.	Sales to our largest customer, Wal-Mart Stores, Inc., were 20% of revenue for both quarters ended March 29, 2008 and March 31, 2007. Accounts receivable at March 29, 2008 and December 29, 2007 included receivables from Wal-Mart Stores, Inc. totaling $18.5 million and $14.7 million, respectively.

9.	In accordance with FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109,” we have recorded gross unrecognized tax benefits as of March 29, 2008 totaling $1.5 million and related interest and penalties of $0.4 million in other noncurrent liabilities of the condensed consolidated balance sheet. Of this amount, $1.6 million would affect the effective tax rate if subsequently recognized. Various taxing authorities’ statutes of limitations related to the computation of our unrecognized tax benefits will expire within twelve months of our prior year-end resulting in a potential $0.5 million reduction of the unrecognized tax benefit amount. We classify interest and penalties associated with income tax positions within income tax expense. The interest and penalty component of the unrecognized tax benefits as of March 29, 2008 was $0.4 million.

We have open years for income tax audit purposes in our major taxing jurisdictions according to statutes as follows:

Jurisdiction	Open years
US federal	2004 and forward
Canada federal	2003 and forward
Ontario provincial	2001 and forward
Massachusetts	2001 and forward
North Carolina	2004 and forward
Iowa	2004 and forward
10.	At March 29, 2008 and December 29, 2007, we had $2.3 million and $0.5 million, respectively, of assets held for sale included in other current assets on the condensed consolidated balance sheets. The assets at March 29, 2008 primarily consist of land and buildings to be sold related to the consolidation of sugar wafer facilities in Ontario, Canada, and certain properties in Columbus, Georgia.

11.	The principal raw materials used in the manufacture of our products are flour, vegetable oil, sugar, potatoes, peanuts, other nuts, cheese and seasonings. The principal supplies used are flexible film, cartons, trays, boxes, and bags. These raw materials and supplies are generally available in adequate quantities in the open market either from sources in the United States or from other countries. These raw materials may be contracted up to a year in advance.

We utilize the dollar value last-in, first-out (“LIFO”) method of determining the cost of approximately 36% of our inventories. Because inventory valuations under the LIFO method are based on annual determinations, the interim LIFO valuations require management to estimate year-end costs and levels of inventories. The variation between estimated year-end costs and levels of LIFO inventories compared to the actual year-end amounts may materially affect the results of operations for the full year. Inventories consist of:

	March 29,	December 29,
(in thousands)	2008	2007
Finished goods	$21,075	$21,910
Raw materials	9,409	7,701
Supplies, etc.	15,435	14,297

Total inventories at FIFO cost	45,919	43,908
Less adjustments to reduce FIFO cost to LIFO cost	(5,600)	(5,249)

Total inventories	$40,319	$38,659

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements and Risk Factors
We, from time to time, make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our estimates, expectations, beliefs, intentions, or strategies for the future, and the assumptions underlying such statements. We use the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify our forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Factors that could cause these differences include, but are not limited to, those set forth under Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 29, 2007.
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
Quarter Ended March 29, 2008 Compared to Quarter Ended March 31, 2007

					Favorable/
	Quarter Ended				(Unfavorable)
(dollars in thousands)	March 29, 2008		March 31, 2007		Variance

Revenue	$197,968	100.0%	$182,426	100.0%	$15,542	8.5%
Cost of sales	123,460	62.4%	102,976	56.4%	(20,484)	(19.9%)

Gross margin	74,508	37.6%	79,450	43.6%	(4,942)	(6.2%)
Selling, general and administrative	72,857	36.8%	69,616	38.2%	(3,241)	(4.7%)
Other income, net	(4)	—	(90)	—	(86)	(95.6%)

Earnings before interest and taxes	1,655	0.8%	9,924	5.4%	(8,269)	(83.3%)
Interest expense, net	606	0.3%	604	0.3%	(2)	(0.3%)
Income tax expense	404	0.2%	3,448	1.9%	3,044	88.3%

Income from continuing operations	$645	0.3%	$5,872	3.2%	$(5,227)	(89.0)%

For the first quarter of 2008, revenue increased $15.5 million or 8.5%, but income from continuing operations decreased $5.2 million compared to the first quarter of 2007. The results of operations were significantly impacted by the unprecedented increase in ingredient costs, which have not been offset by price increases. During the first quarter of 2008, we acquired Brent & Sam’s, a producer of branded and private label premium gourmet cookies located in North Little Rock, Arkansas. Brent & Sam’s operations are included in our results for the last two weeks of the quarter but did not have a significant impact on our combined revenue or income from operations. This acquisition is expected to generate approximately $10 million to $15 million in revenue during the remainder of 2008.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Branded product revenue increased $6.2 million or 5% compared to the first quarter of last year. Approximately 4% of this percentage growth was due to price increases and the remaining 1% was due to higher unit volume. From a product line perspective, Lance® home pack sandwich crackers and Cape Cod® potato chips product revenue experienced strong growth, which was partially offset by declines in cakes and certain salty snacks. Branded product revenue represented 62% and 63% of total revenue for the first quarter of 2008 and 2007, respectively.
From a trade channel perspective, sales to grocery stores/mass merchandisers, distributors, and club stores generated the majority of the growth in branded product revenues. Sales to convenience stores also increased somewhat as compared to the first quarter of 2007. These increases in revenue were partially offset by planned declines in the “up and down the street,” food service and other, less profitable trade channels.
Non-branded product revenue, which also includes contract manufacturing, increased $9.3 million or 14% compared to the first quarter of 2007. Increased volume from new and existing customers and new product offerings generated approximately 8% of the percentage growth with the remaining 6% due to price increases. A portion of the higher volume of non-branded product sales is due to the timing of orders ahead of certain planned price increases that will go into effect during the second quarter of 2008. Non-branded product revenue represented 38% and 37% of total revenue for the first quarter of 2008 and 2007, respectively.
Gross margin decreased $4.9 million or 6.0% as a percentage of revenue compared to the first quarter of 2007. The impact of higher ingredient costs and unfavorable foreign exchange reduced gross margin approximately 8% as a percentage of revenue and unfavorable product mix accounted for an additional 2% decline in gross margin. This decline was partially offset by a 4% increase in gross margin as a percent of revenue as a result of price increases compared to the first quarter of 2007. Although planned price increases will continue to be implemented through the second quarter of 2008, ingredient costs will remain at unprecedented levels through the second quarter of 2008, and potentially through the remainder of the year. Accordingly, we will continue to evaluate and implement future price increases as necessary to restore our profit margin.
Selling, general and administrative costs increased $3.2 million but decreased 1.4% as a percentage of revenue compared to the first quarter of 2007. These increased costs were driven by a number of different factors: strategic growth initiatives generated $2.3 million in higher employee, market research, and information technology costs; gasoline and diesel costs increased $0.7 million; and depreciation expense was $0.7 million higher from recently purchased equipment for transportation efficiency and DSD system improvements. These cost increases were partially offset by lower shipping expenses of $0.4 million due to improved supply chain efficiencies and other various cost reductions.
Compared to the first quarter of 2007, the effective tax rate increased from 37.0% to 38.5% due to a combination of lower earnings and the impact of accounting for uncertain tax positions.
Liquidity and Capital Resources
Liquidity
The principal sources of liquidity for operations during the first quarter of 2008 were provided by operating activities and cash on hand. Cash flow from operating activities, cash on hand and existing borrowing facilities are believed to be sufficient for the foreseeable future to enable us to meet obligations, fund capital expenditures and pay cash dividends to our stockholders.
Operating Cash Flows
Net cash from operating activities was $5.9 million and $8.0 million for the first quarters of 2008 and 2007, respectively. Working capital, excluding cash and the current maturities of long-term debt, increased to $57.4 million from $49.8 million at December 29, 2007.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investing Cash Flows
Net cash used in investing activities was $31.0 million for the first quarter of 2008. On March 14, 2008, we acquired Brent and Sam’s, Inc. for approximately $24.1 million. Capital expenditures for fixed assets, principally tractors, trailers, manufacturing equipment, delivery vans for field sales representatives, and information system implementation costs totaled $7.1 million during the first quarter of 2008, partially funded by proceeds from the sale of assets of $0.2 million. Capital expenditures are expected to continue at a level sufficient to support our strategic and operating needs. Capital expenditures for fiscal 2008 are projected to be between $45 million and $50 million and funded by net cash flow from operating activities, cash on hand, and borrowing facilities.
Net cash used in investing activities during the first quarter of 2007 represented capital expenditures of $7.1 million, partially offset by proceeds from the sale of fixed assets of $0.8 million. Capital expenditures for purchases of property and equipment were $39.5 million for the full year ended December 29, 2007.
Financing Cash Flows
During the first quarter of 2008, net cash from financing activities was impacted by $24 million of additional borrowings under our existing Credit Agreement for the acquisition of Brent & Sam’s. Shortly after completing this acquisition, we repaid $1.5 million of Brent & Sam’s existing debt with cash from operations. During the first quarters of 2008 and 2007, we paid dividends of $0.16 per share totaling $5.0 million and $4.9 million, respectively. In addition, we received cash and related tax benefits of $0.1 million and $0.8 million during the first quarters of 2008 and 2007, respectively, as a result of stock option exercises. On April 24, 2008, the Board of Directors declared a quarterly cash dividend of $0.16 per share, payable on May 20, 2008 to stockholders of record on May 12, 2008.
Debt
Additional borrowings available under all existing credit facilities totaled $70.4 million as of March 29, 2008. We have complied with all financial covenants contained in the credit facilities. We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $20.2 million as of March 29, 2008.
Contractual Obligations
Purchase commitments for inventory increased from $58.9 million as of December 29, 2007, to approximately $87.3 million as of March 29, 2007 due to the increased cost of certain raw materials and the duration of purchase contracts.
Market Risks
The principal market risks that may adversely impact results of operations and financial position are changes in raw material prices, energy and fuel costs, interest and foreign exchange rates and credit risks. We selectively use derivative financial instruments to manage these risks. There are no market risk sensitive instruments held for trading purposes.
At times, we may enter into commodity futures and option contracts to manage fluctuations in prices of anticipated purchases of ingredients. Our policy is to use these commodity derivative financial instruments only to the extent necessary to manage these exposures. We do not use these financial instruments for trading purposes. As of March 29, 2008, there were no outstanding commodity futures or option contracts. For the first quarter of 2008, increases in ingredients costs reduced our gross margin by $12.8 million as compared to the first quarter of 2007.
Our debt obligations incur interest at floating rates, based on changes in the Eurodollar rate, Canadian Bankers’ Acceptance discount rate, Canadian prime rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable rate debt. In November 2006, we entered into an interest rate swap agreement in order to manage the risk associated with variable interest rates. The variable-to-fixed interest rate swap was accounted for as a cash flow hedge, with the effectiveness assessment based on changes in the present value of interest payments on the underlying debt. The notional amount, interest payment and maturity date of the swap matched the principal, interest payment and maturity dates of the related debt. The interest rate on the swap was 5.3%, including applicable margin. The underlying notional amount of the swap agreement was $35.0 million. The fair value of the interest rate swap liability as determined by a third-party financial institution was $2.5 million on March 29, 2008. While this swap fixed our interest rate at a predictable level, interest expense would have been $0.1 million lower without this swap during the first quarter of 2008.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We are exposed to credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. For the first quarter of 2008, net bad debt expense was less than $0.1 million. Net bad debt income was $0.1 million for the first quarter of 2007. Allowances for doubtful accounts were $0.5 million at March 29, 2008 and December 29, 2007.
Through the operations of our Canadian subsidiary, there is an exposure to foreign exchange rate fluctuations, primarily between U.S. dollars and Canadian dollars. A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of the operations’ costs, such as raw materials and direct labor, are denominated in Canadian dollars. We have entered into a series of forward contracts to mitigate a portion of this foreign exchange rate exposure. These contracts have maturities through December 2008. As of March 29, 2008, the fair value of the liability related to the forward contracts as determined by a third party financial institution was $0.1 million. During the first quarter of 2008, foreign exchange rate fluctuations negatively impact the results of operations by $1.0 million compared to the first quarter of 2007.
Due to foreign currency fluctuations during the first quarters of 2008 and 2007, we recorded losses of $3.0 million and gains of $0.6 million, respectively, in other comprehensive income because of the translation of the subsidiary’s financial statements into U.S. dollars.
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
There have been no changes in our internal control over financial reporting during the quarter ended March 29, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.
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

LANCE, INC. AND SUBSIDIARIES
Item 1A. Risk Factors
There have been no material changes to the factors disclosed in Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 29, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Credit Agreement dated October 20, 2006, restricts our payment of cash dividends and repurchases of common stock if, after payment of any dividends or any repurchases of common stock, our consolidated stockholders’ equity would be less than $125.0 million. At March 29, 2008, our consolidated stockholders’ equity was $240.5 million.
Item 6. Exhibits
Exhibit Index

No.	Description
3.1	Restated Articles of Incorporation of Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998 (File No. 0-398).

3.2	Articles of Amendment of Lance, Inc. dated July, 14 1998 designating rights, preferences and privileges of the Registrant’s Series A Junior Participating Preferred Stock, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998 (File No. 0-398).

3.3	Bylaws of Lance, Inc., as amended through November 1, 2007, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2007 (File No. 0-398).

10.1*	Lance, Inc. 2008 Annual Performance Incentive Plan for Officers, filed herewith.

10.2*	Lance, Inc. 2008 Three-Year Performance Incentive Plan for Officers and Key Managers, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

32	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Management contract.

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

Dated: April 25, 2008