Form 10-Q
period 2008-06-28
LANCE INC
filed 2008-07-25
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarter ended June 28, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of the registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock as of July 18, 2008, was 31,474,662 shares.

LANCE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
For the Quarters and Six Months Ended June 28, 2008 and June 30, 2007
(in thousands, except share and per share data)

	Quarter Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Net sales and other operating revenue	$213,614	$197,036	$411,582	$379,463

Cost of sales and operating expenses:
Cost of sales	133,691	109,435	257,152	212,412
Selling, general and administrative	74,568	71,467	147,425	141,082
Other expense, net	161	973	157	884

Total costs and expenses	208,420	181,875	404,734	354,378

Income from continuing operations before interest and income taxes	5,194	15,161	6,848	25,085
Interest expense, net	860	615	1,465	1,219

Income from continuing operations before income taxes	4,334	14,546	5,383	23,866
Income tax expense	1,626	5,277	2,030	8,725

Net income from continuing operations	2,708	9,269	3,353	15,141

(Loss)/income from discontinued operations	—	(346)	—	190
Income tax (benefit)/expense	—	(129)	—	69

Net (loss)/income from discontinued operations	—	(217)	—	121

Net income	$2,708	$9,052	$3,353	$15,262

Basic earnings/(loss) per share:
From continuing operations	$0.09	$0.30	$0.11	$0.49
From discontinued operations	—	$(0.01)	—	$—

Basic earnings per share	$0.09	$0.29	$0.11	$0.49

Weighted average shares outstanding — basic	31,181,000	30,927,000	31,142,000	30,866,000

Diluted earnings/(loss) per share:
From continuing operations	$0.09	$0.30	$0.11	$0.49
From discontinued operations	—	$(0.01)	—	$—

Diluted earnings per share	$0.09	$0.29	$0.11	$0.49

Weighted average shares outstanding — diluted	31,807,000	31,414,000	31,701,000	31,308,000
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of June 28, 2008 (Unaudited) and December 29, 2007
(in thousands, except share data)

	June 28,	December 29,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$1,086	$8,647
Accounts receivable, net	77,127	64,081
Inventories	45,048	38,659
Deferred income taxes	10,184	9,335
Prepaid expenses and other current assets	14,415	12,367

Total current assets	147,860	133,089

Other assets
Fixed assets, net	211,879	205,075
Goodwill and other intangible assets, net	87,549	69,127
Other noncurrent assets	6,058	5,712

Total assets	$453,346	$413,003

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$29,030	$21,169
Other payables and accrued liabilities	53,379	53,468
Short-term debt	13,958	—

Total current liabilities	96,367	74,637

Other liabilities
Long-term debt	74,000	50,000
Deferred income taxes	26,296	26,874
Other noncurrent liabilities	14,223	14,395

Total liabilities	210,886	165,906

Commitments and contingencies

Stockholders’ equity
Common stock, 31,474,662 and 31,214,743 shares outstanding, respectively	26,228	26,011
Preferred stock, no shares outstanding	—	—
Additional paid-in capital	45,933	41,430
Retained earnings	156,665	163,356
Accumulated other comprehensive income	13,634	16,300

Total stockholders’ equity	242,460	247,097

Total liabilities and stockholders’ equity	$453,346	$413,003

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited)
For the Quarters Ended June 28, 2008 and June 30, 2007
(in thousands, except share data)

			Additional		Accumulated Other
			Paid-in	Retained	Comprehensive
	Shares	Common Stock	Capital	Earnings	Income	Total

Balance, December 30, 2006	30,855,891	$25,714	$32,129	$159,329	$5,228	$222,400

Comprehensive income:
Net income	—	—	—	15,262	—	15,262
Foreign currency translation adjustment	—	—	—	—	5,678	5,678
Net unrealized losses on derivatives, net of $401 tax effect	—	—	—	—	710	710
Actuarial gains recognized in net income, net of $45 tax effect	—	—	—	—	(105)	(105)

Total comprehensive income						21,545

Cash dividends paid to stockholders	—	—	—	(9,900)	—	(9,900)

Stock options exercised, including $517 excess tax benefit	162,025	133	2,636	—	—	2,769

Cumulative adjustment from adoption of FIN 48	—	—	—	61	—	61

Equity-based incentive expense previously recognized under a liability plan	54,900	46	1,220	—	—	1,266

Amortization of nonqualified stock options	—	—	303	—	—	303

Issuances and amortization of restricted stock and units, net of forfeitures	28,100	23	1,440	—	—	1,463

Balance, June 30, 2007	31,100,916	$25,916	$37,728	$164,752	$11,511	$239,907

Balance, December 29, 2007	31,214,743	$26,011	$41,430	$163,356	$16,300	$247,097

Comprehensive income:
Net income	—	—	—	3,353	—	3,353
Foreign currency translation adjustment	—	—	—	—	(2,246)	(2,246)
Net unrealized losses on derivatives, net of $198 tax effect	—	—	—	—	(366)	(366)
Actuarial gains recognized in net income, net of $32 tax effect	—	—	—	—	(54)	(54)

Total comprehensive income						687

Cash dividends paid to stockholders	—	—	—	(10,044)	—	(10,044)

Stock options exercised, including $267 excess tax benefit	98,638	82	1,559	—	—	1,641

Equity-based incentive expense previously recognized under a liability plan	39,250	33	876	—	—	909

Amortization of nonqualified stock options	—	—	542	—	—	542

Issuances and amortization of restricted stock and units, net of forfeitures	122,031	102	1,526	—	—	1,628

Balance, June 28, 2008	31,474,662	$26,228	$45,933	$156,665	$13,634	$242,460

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 28, 2008 and June 30, 2007
(in thousands)

	Six Months Ended
	June 28, 2008	June 30, 2007

Operating activities
Net income	$3,353	$15,262
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	16,105	14,461
Stock-based compensation expense	2,170	1,767
Loss on sale of fixed assets	195	518
Changes in operating assets and liabilities, excluding business acquisition	(11,503)	(3,057)

Net cash from operating activities	10,320	28,951

Investing activities
Purchases of fixed assets	(21,603)	(22,608)
Proceeds from sale of fixed assets	321	3,319
Business acquisition, net of cash acquired	(23,931)	—
Purchase of investment	—	(2,090)

Net cash used in investing activities	(45,213)	(21,379)

Financing activities
Dividends paid	(10,044)	(9,900)
Issuance of common stock	1,641	2,769
Proceeds from debt	38,014	—
Repayments of acquired debt from business acquisition	(2,239)	—

Net cash from/(used in) financing activities	27,372	(7,131)

Effect of exchange rate changes on cash	(40)	87

(Decrease)/increase in cash and cash equivalents	(7,561)	528
Cash and cash equivalents at beginning of period	8,647	5,504

Cash and cash equivalents at end of period	$1,086	$6,032

Supplemental information:
Cash paid for income taxes	$1,371	$5,389
Cash paid for interest	$1,500	$1,442
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
1.
The accompanying unaudited condensed consolidated financial statements of Lance, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in our Form 10-K for the year ended December 29, 2007 filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2008. In our opinion, these condensed consolidated financial statements reflect all adjustments (consisting of only normal, recurring accruals) necessary to present fairly our condensed consolidated financial position as of June 28, 2008 and December 29, 2007 and the condensed consolidated statements of income for the quarters and six months ended June 28, 2008 and June 30, 2007 and the condensed consolidated statements of stockholders’ equity and comprehensive income and cash flows for the six months ended June 28, 2008 and June 30, 2007. Prior year amounts shown in the accompanying condensed consolidated financial statements have been reclassified for consistent presentation.

2.	The consolidated results of operations for the quarter and six months ended June 28, 2008 are not necessarily indicative of the results to be expected for the year ending December 27, 2008.

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

4.
On March 14, 2008, we acquired 100% of the outstanding common stock of Brent & Sam’s, Inc. Brent & Sam’s is a producer of branded and private brand premium gourmet cookies with operations in North Little Rock, Arkansas. This acquisition enhances our portfolio of branded products and extends our product offering into the premium private brand category. We paid $24.1 million to acquire Brent & Sam’s, mostly funded from borrowings under our existing Credit Agreement. Since the acquisition date, we have repaid all of the $2.2 million assumed debt. Approximately $19.9 million of the acquisition price was assigned to goodwill and other intangible assets.

5.
We own a non-controlling equity interest in Late July Snacks, LLC, an organic snack food company. We also manufacture products for Late July. During the first six months of 2008, non-branded sales to Late July were approximately $2.0 million. As of June 28, 2008, accounts receivable due from Late July totaled $0.7 million.

6.	The following tables provide a reconciliation of the common shares used for basic earnings per share and diluted earnings per share:

	Quarter Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(in thousands)	2008	2007	2008	2007

Weighted average number of common shares used for basic earnings per share	31,181	30,927	31,142	30,866
Effect of potential dilutive shares	626	487	559	442

Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	31,807	31,414	31,701	31,308

Anti-dilutive shares excluded from the above reconciliation	95	—	867	19

LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
7.
During the first quarter of 2008, we granted approximately 175,000 vested nonqualified stock options, 19,500 restricted shares and 19,750 shares of common stock related to a long-term incentive plan for key employees that were previously accounted for as a liability. This resulted in an increase in equity and a decrease in accrued liabilities of $0.9 million during the first quarter of 2008. During the first quarter of 2007, we granted 114,000 vested nonqualified stock options, 27,450 restricted shares and 27,450 of common stock related to a long-term incentive plan for key employees that were previously accounted for as a liability. This resulted in an increase in equity and a decrease in accrued liabilities of $1.3 million during the first quarter of 2007.

8.
Sales to our largest customer, Wal-Mart Stores, Inc., were 20% of revenue for both quarters and six months ended June 28, 2008 and June 30, 2007. Accounts receivable at June 28, 2008 and December 29, 2007 included receivables from Wal-Mart Stores, Inc. totaling $20.6 million and $14.7 million, respectively.

9.
In accordance with FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109,” we have recorded gross unrecognized tax benefits as of June 28, 2008 totaling $1.5 million and related interest and penalties of $0.5 million in other noncurrent liabilities of the condensed consolidated balance sheet. Of this amount, $1.7 million would affect the effective tax rate if subsequently recognized. Various taxing authorities’ statutes of limitations related to the computation of our unrecognized tax benefits will expire within twelve months of our prior year-end resulting in a potential $0.5 million reduction of the unrecognized tax benefit amount. We classify interest and penalties associated with income tax positions within income tax expense. The interest and penalty component of the unrecognized tax benefits as of June 28, 2008 was $0.5 million.

We have open years for income tax audit purposes in our major taxing jurisdictions according to statutes as follows:

Jurisdiction	Open years
US federal	2004 and forward
Canada federal	2003 and forward
Ontario provincial	2001 and forward
Massachusetts	2001 and forward
North Carolina	2004 and forward
Iowa	2004 and forward
10.
At June 28, 2008 and December 29, 2007, we had $2.3 million and $0.5 million, respectively, of assets held for sale included in other current assets on the condensed consolidated balance sheets. The assets at June 28, 2008 primarily consist of land and buildings to be sold related to the consolidation of sugar wafer facilities in Ontario, Canada, and certain properties in Columbus, Georgia.

LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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

We utilize the dollar value last-in, first-out (“LIFO”) method of determining the cost of approximately one third of our inventories. Because inventory valuations under the LIFO method are based on annual determinations, the interim LIFO valuations require management to estimate year-end costs and levels of inventories. The variation between estimated year-end costs and levels of LIFO inventories compared to the actual year-end amounts may materially affect the results of operations for the full year. During the second quarter of 2008, we recorded a favorable valuation adjustment of $0.8 million ($0.4 million after tax) related to LIFO layers generated in prior periods. Inventories consist of:

	June 28,	December 29,
(in thousands)	2008	2007

Finished goods	$25,307	$21,910
Raw materials	8,981	7,701
Supplies, etc.	15,854	14,297

Total inventories at FIFO cost	50,142	43,908
Less adjustments to reduce FIFO cost to LIFO cost	(5,094)	(5,249)

Total inventories	$45,048	$38,659

12.
Our Board of Directors adopted a Preferred Shares Rights Agreement on July 14, 1998. The rights granted under this agreement were designed to protect all of our stockholders and ensure they receive fair and equal treatment in the event of an attempted takeover or certain takeover tactics. None of these rights were redeemed and all expired on July 14, 2008 in accordance with the terms of the Rights Agreement.

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
Caution should be taken not to place undue reliance on our forward-looking statements, which reflect our management’s expectations only as of the time such statements are made. We undertake no obligation to update publicly or revise any forward-looking statement, whether due to new information, future events or otherwise.
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
Quarter Ended June 28, 2008 Compared to Quarter Ended June 30, 2007

					Favorable/
	Quarter Ended				(Unfavorable)
(dollars in thousands)	June 28, 2008		June 30, 2007		Variance

Revenue	$213,614	100.0%	$197,036	100.0%	$16,578	8.4%
Cost of sales	133,691	62.6%	109,435	55.5%	(24,256)	(22.2%)

Gross margin	79,923	37.4%	87,601	44.5%	(7,678)	(8.8%)
Selling, general and administrative	74,568	34.9%	71,467	36.3%	(3,101)	(4.3%)
Other expense/(income), net	161	0.1%	973	0.5%	812	83.5%

Earnings before interest and taxes	5,194	2.4%	15,161	7.7%	(9,967)	(65.7%
Interest expense, net	860	0.4%	615	0.3%	(245)	(39.8%)
Income tax expense	1,626	0.8%	5,277	2.7%	3,651	69.2%

Income from continuing operations	$2,708	1.3%	$9,269	4.7%	$(6,561)	(70.8%)

For the second quarter of 2008, revenue increased $16.6 million or 8%, but income from continuing operations decreased $6.6 million compared to the second quarter of 2007. The results of operations were significantly impacted by the unprecedented increases in ingredient and energy costs, which have not yet been fully offset by price increases. During the first quarter of 2008, we acquired Brent & Sam’s, a producer of branded and private brand premium gourmet cookies located in North Little Rock, Arkansas. The addition of Brent & Sam’s increased revenue by 2% compared to the second quarter of 2007, but did not have a significant impact on our income from operations. This acquisition is expected to generate approximately $10 million in revenue and positive net earnings during the remainder of 2008.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Branded product revenue increased $8.1 million or 6% compared to the second quarter of last year. Approximately 3% of this percentage growth was due to price increases, 2% was due to higher unit volume and favorable product mix, and 1% was due to the addition of Brent & Sam’s. From a product line perspective, Lance® home pack sandwich crackers and Cape Cod® potato chips product revenue experienced strong growth, which was partially offset by declines in certain salty snacks and cakes. Branded product revenue represented 63% and 64% of total revenue for the second quarter of 2008 and 2007, respectively.
From a trade channel perspective and consistent with our overall strategy, sales to grocery stores/mass merchandisers, distributors, and club stores generated the majority of the growth in branded product revenues. These increases in revenue were partially offset by anticipated declines in less profitable trade channels.
Non-branded product revenue, which includes private brands and contract manufacturing, increased $8.5 million or 12% compared to the second quarter of 2007. The growth in revenue was the result of increased pricing of 12%, increased revenue from the addition of Brent & Sam’s of 4%, and higher volume from new and existing customers and new product offerings of approximately 2%. Unfavorable product mix and volume declines from certain contract manufacturing customers reduced non-branded revenue by 6%. Non-branded product revenue represented 37% and 36% of total revenue for the second quarter of 2008 and 2007, respectively.
Gross margin decreased $7.7 million or 7% as a percentage of revenue compared to the second quarter of 2007. The impact of higher ingredient costs, and unfavorable foreign exchange and natural gas rates reduced gross margin approximately 9% as a percentage of revenue, and unfavorable product mix and costs associated with the consolidation of our Canadian plant operations accounted for an additional 4% decline in gross margin as a percentage of revenue. This decline was partially offset by a 6% increase in gross margin as a percent of revenue due to price increases and improved manufacturing efficiencies compared to the second quarter of 2007. Price increases will continue to be implemented through the third and fourth quarters of 2008 to offset significantly higher ingredient costs.
Selling, general and administrative costs increased $3.1 million, but decreased 1% as a percentage of revenue compared to the second quarter of 2007. These increased costs were driven by a number of factors: strategic growth and infrastructure initiatives generated $2.0 million in higher employee and information technology costs; transportation-related fuel costs increased $1.4 million; and selling costs, such as displays and commissions, increased $2.1 million compared to the second quarter of 2007. These cost increases incurred in 2008 were partially offset by reductions in advertising costs and lower professional fees of $2.4 million as compared to the second quarter of 2007.
Compared to the second quarter of 2007, the effective tax rate increased from 36.3% to 37.5% due to a combination of lower earnings and the impact of accounting for uncertain tax positions. We expect the full year effective tax rate to be between 35% and 36%.
Six Months Ended June 28, 2008 Compared to Six Months Ended June 30, 2007

					Favorable/
	Six Months Ended				(Unfavorable)
(dollars in thousands)	June 28, 2008		June 30, 2007		Variance

Revenue	$411,582	100.0%	$379,463	100.0%	$32,119	8.5%
Cost of sales	257,152	62.5%	212,412	56.0%	(44,740)	(21.1%)

Gross margin	154,430	37.5%	167,051	44.0%	(12,621)	(7.6%)
Selling, general and administrative	147,425	35.8%	141,082	37.2%	(6,343)	(4.5%)
Other expense/(income), net	157	—	884	0.2%	727	(82.2%)

Earnings before interest and taxes	6,848	1.7%	25,085	6.6%	(18,237)	(72.7%)
Interest expense, net	1,465	0.4%	1,219	0.3%	(246)	(20.2%)
Income tax expense	2,030	0.5%	8,725	2.3%	6,695	76.7%

Income from continuing operations	$3,353	0.8%	15,141	4.0%	$(11,788)	(77.9%)

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
For the six months ended June 28, 2008, revenue increased $32.1 million or 9%, but income from continuing operations decreased $11.8 million compared to the first six months in 2007. The results of operations were significantly impacted by the unprecedented increase in ingredient and energy costs, which have not yet been fully offset by price increases. Since March 14, 2008, Brent & Sam’s has been included in our results of operations and represents 1% of the increased revenue compared to 2007. Brent & Sam’s did not have a significant impact on our income from operations for the first six months of 2008.
Branded product revenue increased $14.2 million or 6% compared to the first six months of 2007. Approximately 3% of this percentage growth was due to price increases, 3% was due to favorable product mix and 1% was due to the addition of Brent & Sam’s. This increase was offset slightly by an approximate 1% decline in branded unit volume. From a product line perspective, Lance® home pack sandwich crackers and Cape Cod® potato chips product revenue experienced strong growth, which was partially offset by declines in certain salty snacks and cakes. Branded product revenue represented 62% and 64% of total revenue for the first six months of 2008 and 2007, respectively.
From a trade channel perspective and consistent with our overall strategy, sales to grocery stores/mass merchandisers, distributors, and club stores generated the majority of the growth in branded product revenues. These increases in revenue were partially offset by anticipated declines in less profitable trade channels.
Non-branded product revenue, which includes private brands and contract manufacturing, increased $17.9 million or 13% compared to the first six months of 2007. The growth in revenue was the result of increased pricing of 9%, higher volume from private brand sales from new and existing customers and new product offerings of approximately 5%, and increased revenue from the addition of Brent & Sam’s of approximately 2%. Volume declines from certain contract manufacturing customers and unfavorable product mix reduced non-branded revenue by 3%. Non-branded product revenue represented 38% and 36% of total revenue for the first six months of 2008 and 2007, respectively.
Gross margin decreased $12.6 million or 7% as a percentage of revenue compared to the first six months of 2007. The impact of higher ingredient costs, unfavorable foreign exchange and increased natural gas rates reduced gross margin approximately 8% as a percentage of revenue, and unfavorable product mix and costs associated with the consolidation of our Canadian plant operations accounted for an additional 4% decline in gross margin as a percentage of revenue. This decline was partially offset by a 5% increase in gross margin as a percent of revenue, due to price increases and improved manufacturing efficiencies compared to the first six months of 2007. Price increases will continue to be implemented through the third and fourth quarter of 2008 to offset significantly higher ingredient costs.
Selling, general and administrative costs increased $6.3 million, but decreased 1% as a percentage of revenue compared to the first six months of 2007. These increased costs were driven by a number of factors: strategic growth and infrastructure initiatives generated $4.0 million in higher employee and information technology costs; transportation-related fuel costs increased $2.5 million; and selling costs, such as displays, market research, and commissions, increased $3.8 million compared to the first six months of 2007. These cost increases were partially offset by reductions in advertising costs, shipping efficiencies, and lower professional fees of $4.0 million as compared to the first six months of 2007.
Compared to the first six months of 2007, the effective tax rate increased from 36.6% to 37.7% due to a combination of lower earnings and the impact of accounting for uncertain tax positions.
Liquidity and Capital Resources
Liquidity
The principal sources of liquidity for operations during the first six months of 2008 were provided by proceeds from debt, operating activities and cash on hand. Cash flow from operating activities, cash on hand and existing borrowing facilities are believed to be sufficient for the foreseeable future to enable us to meet obligations, fund capital expenditures and pay cash dividends to our stockholders.
Operating Cash Flows
Net cash from operating activities was $10.3 million and $29.0 million for the first six months of 2008 and 2007, respectively. The decrease was due to lower net income, predominately driven by higher ingredient costs, and higher levels of working capital. Working capital, excluding cash and short-term debt, increased $14.6 million predominately from increased accounts receivable due to higher revenue and increased inventory due to higher ingredient costs.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investing Cash Flows
Net cash used in investing activities was $45.2 million for the first six months of 2008. On March 14, 2008, we acquired Brent and Sam’s, Inc. for approximately $23.9 million, net of cash acquired of $0.2 million. Capital expenditures for fixed assets, principally manufacturing equipment, delivery vans for field sales representatives, and information system implementation costs, totaled $21.6 million during the first six months of 2008, partially funded by proceeds from the sale of assets of $0.3 million. Capital expenditures are expected to continue at a level sufficient to support our strategic and operating needs. Capital expenditures for fiscal 2008 are projected to be approximately $40 million and funded by net cash flow from operating activities, cash on hand and borrowing facilities.
Net cash used in investing activities during the first six months of 2007 represented capital expenditures of $22.6 million and a purchase of a noncontrolling equity interest in an organic snack food company for $2.1 million Proceeds from the sale of fixed assets were $3.3 million. For the full year ended December 29, 2007, capital expenditures for purchases of property and equipment were $39.5 million.
Financing Cash Flows
During the first six months of 2008, net cash from financing activities was impacted by $24.0 million of additional borrowings under our existing Credit Agreement for the acquisition of Brent & Sam’s. Since the acquisition date, we have repaid all of the $2.2 million acquired debt. In the second quarter of 2008, we made additional short-term borrowings of $14.0 million to purchase fixed assets.
During the first six months of 2008 and 2007, we paid dividends of $0.32 per share totaling $10.0 million and $9.9 million, respectively. In addition, we received cash and related tax benefits of $1.6 million and $2.8 million during the first six months of 2008 and 2007, respectively, due to stock option exercises. On July 24, 2008, the Board of Directors declared a quarterly cash dividend of $0.16 per share, payable on August 20, 2008 to stockholders of record on August 11, 2008.
Debt
Additional borrowings available under all existing credit facilities totaled $56.7 million as of June 28, 2008. We have complied with all financial covenants contained in the credit facilities. We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $20.2 million as of June 28, 2008.
Contractual Obligations
Purchase commitments for inventory increased from $58.9 million as of December 29, 2007, to approximately $119.3 million as of June 28, 2008 due to the increased cost of certain raw materials and the duration of purchase contracts.
Market Risks
The principal market risks that may adversely impact results of operations and financial position are changes in raw material prices, energy costs, interest and foreign exchange rates and credit risks. We selectively use derivative financial instruments to manage these risks. There are no market risk sensitive instruments held for trading purposes.
At times, we may enter into commodity futures and option contracts to manage fluctuations in prices of anticipated purchases of ingredients. Our policy is to use these commodity derivative financial instruments only to the extent necessary to manage these exposures. We do not use these financial instruments for trading purposes. As of June 28, 2008, there were no outstanding commodity futures or option contracts. For the first six months of 2008, increases in ingredients costs reduced our gross margin by $30.8 million as compared to the first six months of 2007.
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate, Canadian Bankers’ Acceptance discount rate, Canadian prime rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable rate debt. In November 2006, we entered into an interest rate swap agreement in order to manage the risk associated with variable interest rates. The variable-to-fixed interest rate swap is accounted for as a cash flow hedge. The interest rate on the swap is 5.4%, including applicable margin. The underlying notional amount of the swap agreement is $35.0 million. The fair value of the interest rate swap liability as determined by a third-party financial institution was $1.3 million on June 28, 2008. While this swap fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $0.3 million lower without this swap during the first six months of 2008.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We are exposed to credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. For the first six months of 2008, net bad debt expense was $0.3 million. Net bad debt income was $0.1 million for the first six months of 2007. Allowances for doubtful accounts were $0.7 million and $0.5 million at June 28, 2008 and December 29, 2007, respectively.
Through the operations of our Canadian subsidiary, there is an exposure to foreign exchange rate fluctuations, primarily between U.S. dollars and Canadian dollars. A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of the operations’ costs, such as raw materials and direct labor, are denominated in Canadian dollars. We have entered into a series of forward contracts to mitigate a portion of this foreign exchange rate exposure. These contracts have maturities through December 2008. As of June 28, 2008, the fair value of the liability related to the forward contracts as determined by a third party financial institution was less than $0.1 million. During the first six months of 2008, foreign exchange rate fluctuations negatively impacted the results of operations by $1.6 million compared to the first six months of 2007.
Due to foreign currency fluctuations during the first six months of 2008 and 2007, we recorded losses of $2.2 million and gains of $5.7 million, respectively, in other comprehensive income because of the translation of the subsidiary’s financial statements into U.S. dollars.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The principal market risks to which we are exposed that may adversely impact results of operations and financial position include changes in raw material prices, energy costs, interest and foreign exchange rates and credit risks. Quantitative and qualitative disclosures about these market risks are included under “Market Risks” in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
There have been no changes in our internal control over financial reporting during the quarter ended June 28, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

LANCE, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Lance, Inc. was one of several companies sued in August 2005 in the Superior Court for the State of California for the County of Los Angeles by the Attorney General of the State of California for alleged violations of California Proposition 65. California Proposition 65 is a state law that, in part, requires companies to warn California residents if a product contains chemicals listed within the statute. All of the parties, including Lance, Inc., have reached agreements in principle with the Attorney General of California on terms of settlement. Our agreement is subject to approval by the court and is not expected to have a material adverse effect upon our consolidated financial statements taken as a whole.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Credit Agreement dated October 20, 2006, restricts our payment of cash dividends and repurchases of common stock if, after payment of any dividends or any repurchases of common stock, our consolidated stockholders’ equity would be less than $125.0 million. At June 28, 2008, our consolidated stockholders’ equity was $242.5 million.
Item 4. Submission of Matters to a Vote of Security Holders
The following proposals were submitted and approved by stockholders at the Annual Meeting of Stockholders held on April 24, 2008:
1.	Election of nominees to the Board of Directors to serve until the Annual Meeting of Stockholders in 2011:

	Votes For	Votes Withheld
William R. Holland	28,936,029	457,605
James W. Johnston	29,110,950	282,683
W. J. Prezzano	28,944,208	449,425
2.	Adoption of the Lance, Inc. 2008 Director Stock Plan (22,528,710 for, 3,692,101 against, 117,482 abstaining, 3,055,341 broker non-votes).
3.	Ratification of the selection of KPMG LLP as independent public accountants for fiscal 2008 (29,211,881 for, 149,270 against, 32,483 abstaining).

LANCE, INC. AND SUBSIDIARIES
Item 6. Exhibits
Exhibit Index

No.	Description

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

3.3	Bylaws of Lance, Inc., as amended through November 1, 2007, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2007 (File No. 0-398).

10.1*	Lance, Inc. 2008 Director Stock Plan, incorporated herein by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 filed on May 15, 2008 (File No. 333-150931).

10.2*	Executive Employment Agreement Amendment dated April 24, 2008 between the Registrant and David V. Singer, filed herewith.

10.3*	Amended and Restated Compensation and Benefits Assurance Agreement dated April 24, 2008 between the Registrant and David V. Singer, filed herewith.

10.4*	Restricted Stock Unit Award Agreement Amendment Number Two dated April 24, 2008 between the Registrant and David V. Singer, filed herewith.

10.5*
Form of Amended and Restated Compensation and Benefits Assurance Agreement between the Registrant and each of Rick D. Puckett, Glenn A. Patcha, Blake W. Thompson, Frank I. Lewis and Earl D. Leake, filed herewith.

10.6*	Amended and Restated Executive Severance Agreement dated April 24, 2008 between the Registrant and Earl D. Leake, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

32	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Management contract.
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

Dated: July 25, 2008