Form 10-Q
period 2008-09-27
LANCE INC
filed 2008-10-31
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarter ended September 27, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock as of October 27, 2008, was 31,514,167 shares.

LANCE, INC. AND SUBSIDIARIES
INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited) —Quarters and Nine Months Ended September 27, 2008 and September 29, 2007	3

Condensed Consolidated Balance Sheets — September 27, 2008 (Unaudited) and December 29, 2007	4

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited) — Nine Months Ended September 27, 2008 and September 29, 2007	5

Condensed Consolidated Statements of Cash Flows (Unaudited) — Nine Months Ended September 27, 2008 and September 29, 2007	6

Notes to the Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6. Exhibits	15

SIGNATURE	16
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
For the Quarters and Nine Months Ended September 27, 2008 and September 29, 2007
(in thousands, except share and per share data)

	Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Net sales and other operating revenue	$225,587	$198,052	$637,169	$577,515

Cost of sales and operating expenses:
Cost of sales	143,040	115,692	400,192	328,104
Selling, general and administrative	72,337	70,253	219,762	211,336
Other (income)/expense, net	(536)	522	(379)	1,405

Total costs and expenses	214,841	186,467	619,575	540,845

Income from continuing operations before interest and income taxes	10,746	11,585	17,594	36,670

Interest expense, net	708	550	2,173	1,768

Income from continuing operations before income taxes	10,038	11,035	15,421	34,902

Income tax expense	3,229	3,448	5,258	12,174

Net income from continuing operations	6,809	7,587	10,163	22,728

(Loss)/income from discontinued operations	—	(146)	—	45
Income tax (benefit)/expense	—	(54)	—	16

Net (loss)/income from discontinued operations	—	(92)	—	29

Net income	$6,809	$7,495	$10,163	$22,757

Basic earnings per share:
From continuing operations	$0.22	$0.24	$0.33	$0.74
From discontinued operations	—	$—	—	$—

Basic earnings per share	$0.22	$0.24	$0.33	$0.74

Weighted average shares outstanding — basic	31,243,000	31,034,000	31,176,000	30,921,000

Diluted earnings per share:
From continuing operations	$0.21	$0.24	$0.32	$0.72
From discontinued operations	—	$—	—	$—

Diluted earnings per share	$0.21	$0.24	$0.32	$0.72

Weighted average shares outstanding — diluted	31,911,000	31,693,000	31,765,000	31,506,000
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of September 27, 2008 (Unaudited) and December 29, 2007
(in thousands, except share data)

	September 27,	December 29,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$981	$8,647
Accounts receivable, net	79,006	64,081
Inventories	45,277	38,659
Deferred income taxes	9,158	9,335
Prepaid expenses and other current assets	11,500	12,367

Total current assets	145,922	133,089

Other assets
Fixed assets, net	212,733	205,075
Goodwill and other intangible assets, net	86,619	69,127
Other noncurrent assets	5,594	5,712

Total assets	$450,868	$413,003

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$26,649	$21,169
Other payables and accrued liabilities	55,434	53,468
Short-term debt	7,938	—

Total current liabilities	90,021	74,637

Other liabilities
Long-term debt	74,000	50,000
Deferred income taxes	28,718	26,874
Other noncurrent liabilities	13,252	14,395

Total liabilities	205,991	165,906

Commitments and contingencies

Stockholders’ equity
Common stock, 31,510,432 and 31,214,743 shares outstanding, respectively	26,258	26,011
Preferred stock, no shares outstanding	—	—
Additional paid-in capital	47,732	41,430
Retained earnings	158,436	163,356
Accumulated other comprehensive income	12,451	16,300

Total stockholders’ equity	244,877	247,097

Total liabilities and stockholders’ equity	$450,868	$413,003

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited)
For the Nine Months Ended September 27, 2008 and September 29, 2007
(in thousands, except share data)

			Additional		Accumulated Other
	Shares	Common Stock	Paid-in Capital	Retained Earnings	Comprehensive Income	Total
Balance, December 30, 2006	30,855,891	$25,714	$32,129	$159,329	$5,228	$222,400

Comprehensive income:
Net income	—	—	—	22,757	—	22,757
Foreign currency translation adjustment	—	—	—	—	10,315	10,315
Net unrealized gains on derivatives, net of $101 tax effect	—	—	—	—	203	203
Actuarial gains recognized in net income, net of $73 tax effect	—	—	—	—	(152)	(152)

Total comprehensive income						33,123

Cash dividends paid to stockholders	—	—	—	(14,878)	—	(14,878)

Stock options exercised, including $997 excess tax benefit	262,316	216	4,384	—	—	4,600

Cumulative adjustment from adoption of FIN 48	—	—	—	61	—	61

Equity-based incentive expense previously recognized under a liability plan	54,900	46	1,220	—	—	1,266

Amortization of nonqualified stock options	—	—	507	—	—	507

Issuances and amortization of restricted stock and units, net of forfeitures	28,100	23	2,149	—	—	2,172

Balance, September 29, 2007	31,201,207	$25,999	$40,389	$167,269	$15,594	$249,251

Balance, December 29, 2007	31,214,743	$26,011	$41,430	$163,356	$16,300	$247,097

Comprehensive income:
Net income	—	—	—	10,163	—	10,163
Foreign currency translation adjustment	—	—	—	—	(3,558)	(3,558)
Net unrealized losses on derivatives, net of $136 tax effect	—	—	—	—	(209)	(209)
Actuarial gains recognized in net income, net of $48 tax effect	—	—	—	—	(82)	(82)

Total comprehensive income						6,314

Cash dividends paid to stockholders	—	—	—	(15,083)	—	(15,083)

Stock options exercised, including $360 excess tax benefit	135,567	113	2,179	—	—	2,292

Equity-based incentive expense previously recognized under a liability plan	39,250	33	876	—	—	909

Amortization of nonqualified stock options	—	—	829	—	—	829

Issuances and amortization of restricted stock and units, net of forfeitures	120,872	101	2,418	—	—	2,519

Balance, September 27, 2008	31,510,432	$26,258	$47,732	$158,436	$12,451	$244,877

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 27, 2008 and September 29, 2007
(in thousands)

	Nine Months Ended
	September 27, 2008	September 29, 2007
Operating activities
Net income	$10,163	$22,757
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	23,917	21,839
Stock-based compensation expense	3,348	2,680
Gain on sale of fixed assets	(333)	(839)
Changes in operating assets and liabilities, excluding business acquisition:
Accounts receivable	(14,201)	(6,625)
Inventory	(5,708)	(2,615)
Accounts payable	5,046	3,527
Other assets and liabilities	4,869	1,722

Net cash from operating activities	27,101	42,446

Investing activities
Purchases of fixed assets	(30,616)	(28,299)
Proceeds from sale of fixed assets	2,737	6,895
Business acquisition, net of cash acquired	(23,931)	—
Purchase of investment	—	(2,090)

Net cash used in investing activities	(51,810)	(23,494)

Financing activities
Dividends paid	(15,083)	(14,878)
Issuance of common stock	2,292	4,600
Net proceeds from debt	32,131	—
Repayments of acquired debt from business acquisition	(2,239)	—

Net cash from/(used in) financing activities	17,101	(10,278)

Effect of exchange rate changes on cash	(58)	135

(Decrease)/increase in cash and cash equivalents	(7,666)	8,809
Cash and cash equivalents at beginning of period	8,647	5,504

Cash and cash equivalents at end of period	$981	$14,313

Supplemental information:
Cash paid for income taxes, net of refunds of $58 and $7, respectively	$1,982	$10,397
Cash paid for interest	$2,307	$2,193
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
1.	The accompanying unaudited condensed consolidated financial statements of Lance, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in our Form 10-K for the year ended December 29, 2007 filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2008. In our opinion, these condensed consolidated financial statements reflect all adjustments (consisting of only normal, recurring accruals) necessary to present fairly our condensed consolidated financial position as of September 27, 2008 and December 29, 2007 and the condensed consolidated statements of income for the quarters and nine months ended September 27, 2008 and September 29, 2007 and the condensed consolidated statements of stockholders’ equity and comprehensive income and cash flows for the nine months ended September 27, 2008 and September 29, 2007. Prior year amounts shown in the accompanying condensed consolidated financial statements have been reclassified for consistent presentation.

2.	The consolidated results of operations for the quarter and nine months ended September 27, 2008 are not necessarily indicative of the results to be expected for the year ending December 27, 2008.
3.	Preparing financial statements requires management to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. Examples include customer returns and promotions, provisions for bad debts, inventory valuations, useful lives of fixed assets, hedge transactions, supplemental retirement benefits, intangible asset valuations, incentive compensation, income taxes, insurance, post-retirement benefits, contingencies and legal proceedings. Actual results may differ from these estimates under different assumptions or conditions.
4.	On March 14, 2008, we acquired 100% of the outstanding common stock of Brent & Sam’s, Inc. Brent & Sam’s is a producer of private brand premium gourmet cookies with operations in North Little Rock, Arkansas. This acquisition enhances our product portfolio and extends our product offering into the premium private brand category. We paid approximately $23.9 million to acquire Brent & Sam’s, net of cash acquired of $0.2 million, mostly funded from borrowings under our existing Credit Agreement. Since the acquisition date, we have repaid all of the $2.2 million assumed debt. Approximately $19.9 million of the acquisition price was assigned to goodwill and other intangible assets.
5.	We own a non-controlling equity interest in Late July Snacks, LLC, an organic snack food company. We also manufacture products for Late July. During the first nine months of 2008, non-branded sales to Late July were approximately $3.3 million. As of September 27, 2008, accounts receivable due from Late July totaled $0.9 million.
6.	The following tables provide a reconciliation of the common shares used for basic earnings per share and diluted earnings per share:

	Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(in thousands)	2008	2007	2008	2007
Weighted average number of common shares used for basic earnings per share	31,243	31,034	31,176	30,921
Effect of potential dilutive shares	668	659	589	585

Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	31,911	31,693	31,765	31,506

Anti-dilutive shares excluded from the above reconciliation	100	—	367	15

LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
7.	During the first quarter of 2008, we granted approximately 175,000 vested nonqualified stock options, 19,500 restricted shares and 19,750 shares of common stock related to a long-term incentive plan for key employees that were previously accounted for as a liability. This resulted in an increase in equity and a decrease in accrued liabilities of $0.9 million during the first quarter of 2008. During the first quarter of 2007, we granted 114,000 vested nonqualified stock options, 27,450 restricted shares and 27,450 of common stock related to a long-term incentive plan for key employees that were previously accounted for as a liability. This resulted in an increase in equity and a decrease in accrued liabilities of $1.3 million during the first quarter of 2007.
8.	Sales to our largest customer, Wal-Mart Stores, Inc., were 20% of revenue for both quarters and nine months ended September 27, 2008 and September 29, 2007. Accounts receivable at September 27, 2008 and December 29, 2007 included receivables from Wal-Mart Stores, Inc. totaling $19.9 million and $14.7 million, respectively.
9.	In accordance with FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109,” we have recorded gross unrecognized tax benefits as of September 27, 2008 totaling $1.1 million and related interest and penalties of $0.3 million in other noncurrent liabilities of the condensed consolidated balance sheet. Of this amount, $1.2 million would affect the effective tax rate if subsequently recognized. Various taxing authorities’ statutes of limitations related to the computation of our unrecognized tax benefits have expired since the beginning of 2008 and reduced the unrecognized tax benefit amount by $0.4 million. Additional statutes of limitations will likely expire before the end of 2008 and may result in a potential $0.1 reduction in the unrecognized tax benefit amount. We classify interest and penalties associated with income tax positions within income tax expense. The interest and penalty component of the unrecognized tax benefits as of September 27, 2008 was $0.3 million.

We have open years for income tax audit purposes in our major taxing jurisdictions according to statutes as follows:

Jurisdiction	Open years
US federal	2005 and forward
Canada federal	2003 and forward
Ontario provincial	2003 and forward
Massachusetts	2001 and forward
North Carolina	2005 and forward
Iowa	2005 and forward
10.	At September 27, 2008 and December 29, 2007, we had $0.4 million and $0.5 million, respectively, of assets held for sale included in other current assets on the condensed consolidated balance sheets. During the third quarter of 2008, we sold a facility in Ontario, Canada, related to the previously announced consolidation of Canadian sugar wafer facilities.
11.	The principal raw materials used in the manufacture of our products are flour, vegetable oil, sugar, potatoes, peanuts, other nuts, cheese and seasonings. The principal supplies used are flexible film, cartons, trays, boxes, and bags. These raw materials and supplies are generally available in adequate quantities in the open market either from sources in the United States or from other countries.

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

	September 27,	December 29,
(in thousands)	2008	2007
Finished goods	$22,626	$21,910
Raw materials	12,426	7,701
Supplies, etc.	15,848	14,297

Total inventories at FIFO cost	50,900	43,908
Less adjustments to reduce FIFO cost to LIFO cost	(5,623)	(5,249)

Total inventories	$45,277	$38,659

LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
12.	Our Board of Directors adopted a Preferred Shares Rights Agreement on July 14, 1998. The rights granted under this agreement were designed to protect all of our stockholders and ensure they receive fair and equal treatment in the event of an attempted takeover or certain takeover tactics. None of these rights were redeemed and all expired on July 14, 2008 in accordance with the terms of the Rights Agreement.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements and Risk Factors
We, from time to time, make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our estimates, expectations, beliefs, intentions, or strategies for the future, and the assumptions underlying such statements. We use the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify our forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Factors that could cause these differences include, but are not limited to, those set forth under Part II, Item 1A — Risk Factors of this Form 10-Q and Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 29, 2007.
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
Quarter Ended September 27, 2008 Compared to Quarter Ended September 29, 2007

					Favorable/
	Quarter Ended				(Unfavorable)
(dollars in thousands)	September 27, 2008		September 29, 2007		Variance

Revenue	$225,587	100.0%	$198,052	100.0%	$27,535	13.9%
Cost of sales	143,040	63.4%	115,692	58.4%	(27,348)	(23.6%)

Gross margin	82,547	36.6%	82,360	41.6%	187	0.2%
Selling, general and administrative	72,337	32.1%	70,253	35.5%	(2,084)	(3.0%)
Other (income)/expense, net	(536)	(0.2%)	522	0.3%	1,058	202.7%

Earnings before interest and taxes	10,746	4.8%	11,585	5.8%	(839)	(7.2%)
Interest expense, net	708	0.3%	550	0.3%	(158)	(28.7%)
Income tax expense	3,229	1.4%	3,448	1.7%	219	6.4%

Income from continuing operations	$6,809	3.0%	$7,587	3.8%	$(778)	(10.3%)

For the third quarter of 2008, revenue increased $27.5 million or 14%, but income from continuing operations decreased $0.8 million compared to the third quarter of 2007. The results of operations were significantly impacted by unprecedented increases in our ingredient and energy costs, which worsened during the quarter due to flood and hurricane-related issues. Price increases did not fully offset the increases in these costs. During the first quarter of 2008, we acquired Brent & Sam’s, a producer of private brand premium gourmet cookies located in North Little Rock, Arkansas. The addition of Brent & Sam’s increased revenue by 2% compared to the third quarter of 2007, but did not have a significant impact on our income from operations.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Branded product revenue increased $11.0 million or 9% compared to the third quarter of last year. Approximately 6% of this percentage growth was due to higher volume and favorable product mix, and 3% was due to price increases, net of promotional allowances. From a product line perspective, Lance® home pack sandwich crackers and Cape Cod® potato chips product revenue experienced strong growth, which was partially offset by declines in certain salty snacks and cakes. Branded product revenue represented 60% and 64% of total revenue for the third quarter of 2008 and 2007, respectively.
From a trade channel perspective and consistent with our overall strategy, sales to grocery stores/mass merchandisers, distributors, and club stores generated the majority of the growth in branded product revenues. These increases in revenue were partially offset by anticipated declines in less profitable trade channels with higher service costs.
Non-branded product revenue, which includes private brands and contract manufacturing, increased $16.5 million or 22% compared to the third quarter of 2007. Approximately 15% of this percentage growth was due to price increases, 6% was due to the addition of Brent & Sam’s, and 4% was the result of increased volume with new and existing customers and new product offerings. These increases were partially offset by a 3% decline in revenue from certain contract manufacturing customers. Non-branded product revenue represented 40% and 36% of total revenue for the third quarter of 2008 and 2007, respectively.
Gross margin increased $0.2 million but decreased 5% as a percentage of revenue compared to the third quarter of 2007. Similar to last quarter, higher ingredient costs for vegetable oils and flour significantly impacted gross margin during the third quarter of 2008. Additionally, higher ingredient costs for potatoes, peanuts, and higher natural gas rates negatively impacted gross margin compared to the same quarter last year. In the aggregate, these higher ingredient and energy costs reduced gross margin approximately 10% as a percentage of revenue as compared to the third quarter of 2007. In addition, there was a shift in product mix to a larger percentage of non-branded revenue, which reduced gross margin as a percentage of revenue by 3%. These increases in costs were offset by a 7% increase in gross margin as a percentage of revenue due to price increases and a 1% increase from improved manufacturing efficiencies compared to the third quarter of 2007.
Selling, general and administrative costs increased $2.1 million, but decreased 3% as a percentage of revenue compared to the third quarter of 2007. Strategic growth and infrastructure initiatives generated $1.9 million in higher employee, information technology and depreciation costs. Transportation related fuel costs and third-party freight costs increased $2.5 million driven by an increase in fuel rates compared to the third quarter of 2007. Selling costs, such as commissions and sales development costs, increased $1.0 million compared to the third quarter of 2007 due to increased revenue. These cost increases in the third quarter of 2008 were partially offset by $3.3 million of reductions in medical and casualty claims as well as lower advertising costs as compared to the third quarter of 2007.
Other income during the third quarter of 2008 was $1.1 million favorable as compared to the third quarter of 2007 resulting from lower foreign currency exchange losses and higher net gains on the sale of fixed assets.
Interest expense increased $0.2 million primarily due to additional debt incurred because of the acquisition of Brent and Sam’s, offset somewhat by favorable interest rates compared to prior year.
Nine Months Ended September 27, 2008 Compared to Nine Months Ended September 29, 2007

					Favorable/
	Nine Months Ended				(Unfavorable)
(dollars in thousands)	September 27, 2008		September 29, 2007		Variance

Revenue	$637,169	100.0%	$577,515	100.0%	$59,654	10.3%
Cost of sales	400,192	62.8%	328,104	56.8%	(72,088)	(22.0%)

Gross margin	236,977	37.2%	249,411	43.2%	(12,434)	(5.0%)
Selling, general and administrative	219,762	34.5%	211,336	36.6%	(8,426)	(4.0%)
Other (income)/expense, net	(379)	(0.1%)	1,405	0.2%	1,784	127.0%

Earnings before interest and taxes	17,594	2.8%	36,670	6.3%	(19,076)	(52.0%)
Interest expense, net	2,173	0.3%	1,768	0.3%	(405)	(22.9%)
Income tax expense	5,258	0.8%	12,174	2.1%	6,916	56.8%

Income from continuing operations	$10,163	1.6%	22,728	3.9%	$(12,565)	(55.3%)

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
For the nine months ended September 27, 2008, revenue increased $59.7 million or 10%, but income from continuing operations decreased $12.6 million compared to the first nine months in 2007. The results of operations were significantly impacted by unprecedented increases in our ingredient and energy costs, which were not fully offset by price increases. Since March 14, 2008, Brent & Sam’s has been included in our results of operations and represents approximately 2% of the increased revenue compared to 2007. Brent & Sam’s did not have a significant impact on our income from operations for the first nine months of 2008.
Branded product revenue increased $24 million or 7% compared to the first nine months of 2007. Approximately 4% of this percentage growth was due to higher volume and favorable product mix and 3% was due to price increases. From a product line perspective, Lance® home pack sandwich crackers and Cape Cod® potato chips product revenue experienced strong growth, which was partially offset by declines in certain salty snacks and cakes. Branded product revenue represented 61% and 64% of total revenue for the first nine months of 2008 and 2007, respectively.
From a trade channel perspective and consistent with our overall strategy, sales to grocery stores/mass merchandisers, distributors, and club stores generated the majority of the growth in branded product revenues. These increases in revenue were partially offset by anticipated declines in less profitable trade channels with higher service costs.
Non-branded product revenue, which includes private brands and contract manufacturing, increased $35.6 million or 17% compared to the first nine months of 2007. Approximately 12% of this percentage growth was due to price increases, 4% was due to the addition of Brent & Sam’s, and 4% was the result of higher volume from private brand sales from new and existing customers and new product offerings. Volume declines from certain contract manufacturing customers and unfavorable product mix reduced non-branded revenue by 3%. Non-branded product revenue represented 39% and 36% of total revenue for the first nine months of 2008 and 2007, respectively.
Gross margin decreased $12.4 million or 6% as a percentage of revenue compared to the first nine months of 2007. The impact of higher ingredient costs, higher natural gas rates, and unfavorable foreign exchange rates reduced gross margin approximately 9% as a percentage of revenue. In addition, there was a shift in product mix to a larger percentage of non-branded revenue which reduced gross margin as a percentage of revenue by approximately 2%. Also, as a result of the consolidation of our Canadian facilities during 2008, there were incremental costs that accounted for an additional 1% decline in gross margin as a percentage of revenue. This decline was partially offset by a 6% increase in gross margin as a percentage of revenue, due to price increases compared to the first nine months of 2007. Additional price increases were implemented late in the third quarter of 2008 to further offset significantly higher ingredient costs.
Selling, general and administrative costs increased $8.4 million, but decreased 2% as a percentage of revenue compared to the first nine months of 2007. Strategic growth and infrastructure initiatives generated $5.9 million in higher employee, information technology and depreciation costs. Transportation related fuel costs and third party freight increased $4.3 million as a result of an increase in fuel rates as compared to the first nine months of 2007. Selling costs, such as commissions, travel, media research, displays and bad debt expense increased $5.2 million compared to the prior year, partially as a result of increased revenue. These cost increases in the first nine months of 2008 were partially offset by $7.0 million of reductions in advertising costs, medical and casualty claims, and professional fees as well as improved shipping efficiencies as compared to the first nine months of 2007.
Other income during the first nine months of 2008 was $1.8 million favorable as compared to the first nine months of 2007 due to lower foreign currency exchange losses and higher net gains on sales of fixed assets.
Interest expense increased $0.4 million, compared to the first nine months of 2007, primarily due to the additional debt incurred as a result of the acquisition of Brent and Sam’s offset somewhat by lower interest rates. During the first nine months of 2008, approximately $0.2 million of interest was capitalized as part of a significant information system implementation.
Compared to the first nine months of 2007, the effective tax rate decreased from 34.9% to 34.1% due to a combination of lower earnings and the impact of accounting for uncertain tax positions. We expect the full year effective tax rate to be approximately 35%.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
Liquidity
The principal sources of liquidity for operations during the first nine months of 2008 were provided by operating activities, cash on hand, and proceeds from debt. Despite the current economic environment, cash flow from operating activities, cash on hand and approximately $65 million available from existing borrowing facilities are believed to be sufficient for the foreseeable future to enable us to meet obligations, fund capital expenditures and pay cash dividends to our stockholders.
Operating Cash Flows
Net cash from operating activities was $27.1 million and $42.4 million for the first nine months of 2008 and 2007, respectively. The decrease was due to lower net income and higher levels of working capital. Working capital, excluding cash and short-term debt, increased $13.1 million predominately from increased accounts receivable as a result of revenue growth and increased inventory due to higher ingredient costs.
Investing Cash Flows
Net cash used in investing activities was $51.8 million for the first nine months of 2008. On March 14, 2008, we acquired Brent and Sam’s, Inc. for approximately $23.9 million, net of cash acquired of $0.2 million. Capital expenditures for fixed assets, principally manufacturing equipment, delivery vans for field sales representatives, and information system implementation costs, totaled $30.6 million during the first nine months of 2008, partially funded by proceeds from the sale of assets of $2.7 million. Capital expenditures are expected to continue at a level sufficient to support our strategic and operating needs. Capital expenditures for fiscal 2008 are projected to be between $37 million and $40 million and funded by net cash flow from operating activities, cash on hand and borrowing facilities.
Net cash used in investing activities during the first nine months of 2007 represented capital expenditures of $28.3 million and a purchase of a noncontrolling equity interest in an organic snack food company for $2.1 million Proceeds from the sale of fixed assets were $6.9 million. For the full year ended December 29, 2007, capital expenditures for purchases of fixed assets were $39.5 million.
Financing Cash Flows
During the first nine months of 2008, net cash from financing activities was impacted by $24.0 million of additional borrowings under our existing Credit Agreement for the acquisition of Brent & Sam’s. As part of the acquisition, we assumed and repaid $2.2 million of Brent & Sam’s debt. We also made net short-term borrowings of $8.1 million during the first nine months of 2008.
During the first nine months of 2008 and 2007, we paid dividends of $0.48 per share totaling $15.1 million and $14.9 million, respectively. In addition, we received cash and related tax benefits of $2.3 million and $4.6 million during the first nine months of 2008 and 2007, respectively, from stock option exercises. On October 30, 2008, the Board of Directors declared a quarterly cash dividend of $0.16 per share, payable on November 20, 2008 to stockholders of record on November 10, 2008.
Debt
Additional borrowings available under all existing credit facilities totaled $64.9 million as of September 27, 2008. We have complied with all financial covenants contained in the credit facilities. We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $17.7 million as of September 27, 2008.
Contractual Obligations
Purchase commitments for inventory increased from $58.9 million as of December 29, 2007, to approximately $97.2 million as of September 27, 2008 due to the increased cost of certain raw materials and the duration of purchase contracts.
Market Risks
The principal market risks that may adversely impact results of operations and financial position are changes in raw material prices, energy costs, interest and foreign exchange rates and credit risks. We selectively use derivative financial instruments to manage these risks. There are no market risk sensitive instruments held for trading purposes.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
At times, we may enter into commodity futures and option contracts to manage fluctuations in prices of anticipated purchases of ingredients and fuel. Our policy is to use these commodity derivative financial instruments only to the extent necessary to manage these exposures. We do not use these financial instruments for trading purposes. As of September 27, 2008, there were no outstanding commodity futures or option contracts. For the first nine months of 2008, increases in ingredients costs reduced our gross margin by $48.4 million as compared to the first nine months of 2007. Energy costs, including gasoline, diesel, and natural gas increased $6.6 million for the first nine months of 2008 as compared to the same period last year. Through the use of forward purchase contracts, most of our ingredient costs have been determined for the remainder of 2008 and a portion of 2009.
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate, Canadian Bankers’ Acceptance discount rate, Canadian prime rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable rate debt. In November 2006, we entered into an interest rate swap agreement on $35 million of debt in order to fix the interest rate at 5.5%, including applicable margin. The fair value of the interest rate swap liability as determined by a third-party financial institution was $1.4 million on September 27, 2008. In July 2008, we entered into an interest rate swap agreement on an additional $15 million of debt in order to fix the interest rate at 4.4%, including applicable margin. The fair value of the interest rate swap liability as determined by a third-party financial institution was $0.1 million on September 27, 2008. These swaps are accounted for as cash flow hedges. While these swaps fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $0.2 million lower without these swaps during the first nine months of 2008.
We have exposure to credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. For the first nine months of 2008 and 2007, net bad debt expense was $0.4 million and $0.1 million, respectively. Allowances for doubtful accounts were $0.8 million and $0.5 million at September 27, 2008 and December 29, 2007, respectively.
Through the operations of our Canadian subsidiary, there is an exposure to foreign exchange rate fluctuations, primarily between U.S. dollars and Canadian dollars. A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of the operations’ costs, such as raw materials and direct labor, are denominated in Canadian dollars. We have entered into a series of forward contracts to mitigate a portion of this foreign exchange rate exposure. These contracts have maturities through December 2009. As of September 27, 2008, the fair value of the asset related to the forward contracts as determined by a third party financial institution was $0.4 million. During the first nine months of 2008, foreign exchange rate fluctuations negatively impacted the results of operations by $1.9 million compared to the first nine months of 2007.
Due to foreign currency fluctuations during the first nine months of 2008 and 2007, we recorded losses of $3.6 million and gains of $10.3 million, respectively, in other comprehensive income because of the translation of the subsidiary’s financial statements into U.S. dollars.
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

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
There have been no changes in our internal control over financial reporting during the quarter ended September 27, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Lance, Inc. was one of several companies sued in August 2005 in the Superior Court for the State of California for the County of Los Angeles by the Attorney General of the State of California for alleged violations of California Proposition 65. California Proposition 65 is a state law that, in part, requires companies to warn California residents if a product contains chemicals listed within the statute. All of the parties, including Lance, Inc., have reached agreements with the Attorney General of California on terms of settlement. Our agreement was approved by the court in August 2008 and did not have a material adverse effect upon our consolidated financial statements taken as a whole.
In addition, we are subject to routine litigation and claims incidental to our business. In our opinion, such routine litigation and claims should not have a material adverse effect upon our consolidated financial statements taken as a whole.
Item 1A. Risk Factors
Except for the risk factors set forth below, there have been no material changes to the factors disclosed in Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 29, 2007.
Current economic conditions could adversely impact our business and results of operations.
The recent instability in the financial markets and the overall U.S. economy may impact our ability or cost to incur additional debt in the future and may weaken the ability of our customers, suppliers and other business partners to perform under contractual obligations or in the normal course of business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Credit Agreement dated October 20, 2006, restricts our payment of cash dividends and repurchases of common stock if, after payment of any dividends or any repurchases of common stock, our consolidated stockholders’ equity would be less than $125.0 million. At September 27, 2008, our consolidated stockholders’ equity was $244.9 million.
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

Dated: October 31, 2008