Form 10-K
period 2008-12-27
LANCE INC
filed 2009-02-24
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-398
LANCE, INC.
(Exact name of Registrant as specified in its charter)

North Carolina	56-0292920

(State of Incorporation)	(I.R.S. Employer Identification Number)
14120 Ballantyne Corporate Place, Suite 350, Charlotte, North Carolina 28277

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of shares of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of voting or nonvoting common equity, held by non-affiliates as of June 27, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $590,817,000.
The number of shares outstanding of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of February 17, 2009, was 31,540,104 shares.
Documents Incorporated by Reference
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2009 are incorporated by reference into Part III of this Form 10-K.

LANCE, INC.
FORM 10-K

PART I
Item 1. Business
General
Lance, Inc. was incorporated as a North Carolina corporation in 1926. We operate in one segment, snack food products. Our corporate offices are located in Charlotte, North Carolina. We have U.S. manufacturing operations in Charlotte, North Carolina; Burlington, Iowa; Columbus, Georgia; Hyannis, Massachusetts; Corsicana, Texas; Perry, Florida; Little Rock, Arkansas; and Ashland, Ohio. Our Canadian manufacturing operations are located in Cambridge and Guelph, Ontario.
The manufacturing operations in Little Rock, Arkansas, were acquired as part of the purchase of Brent & Sam’s, Inc. in March 2008. In December 2008, we acquired substantially all of the assets of Archway Cookies, LLC, which included the manufacturing facility in Ashland, Ohio.
During the first half of 2008, we consolidated our sugar wafer manufacturing operations in Canada and closed a facility in Waterloo, Ontario.
Products
We manufacture, market and distribute a variety of snack food products. We manufacture products including sandwich crackers and sandwich cookies, potato chips, crackers, cookies, other salty snacks, sugar wafers, nuts, restaurant style crackers and candy. In addition, we purchase certain cakes, meat snacks, candy, restaurant style crackers and salty snacks for resale in order to broaden our product offerings. Products are packaged in various single-serve, multi-pack and family-size configurations. We manufacture approximately 97% of all of the products we sell and the remainder is purchased for resale.
We sell both branded and non-branded products. Our branded products are principally sold under the Lance®, Cape Cod®, Tom’s®, and Archway® brands. During 2008, 2007 and 2006, branded products represented approximately 60%, 63% and 64% of total revenue, respectively, and non-branded products represented 40%, 37% and 36% of total revenue, respectively. Non-branded products consist of private brands and contract manufacturing. Private brand products represented approximately 30%, 27% and 26% of total revenue in 2008, 2007 and 2006, respectively. Private brand (private label) products are sold to retailers and distributors using store brands or our own control brands, such as Vista®, Brent & Sam’s®, and Jodan®. Contract manufacturing represented 10% of revenue in 2008, 2007 and 2006. Contract manufacturing products are those produced for other branded food manufacturers.

Intellectual Property
Trademarks that are important to our business are protected by registration or other means in the United States and most other markets where the related products are sold. We own various registered trademarks for use with our branded products including LANCE, CAPE COD POTATO CHIPS, TOM’S, ARCHWAY, TOASTCHEE, TOASTY, NEKOT, NIPCHEE, CHOC-O-LUNCH, VAN-O-LUNCH, GOLD-N-CHEES, CAPTAIN’S WAFERS, THUNDER, SALERNO, and a variety of other marks and designs. We license trademarks, including DON PABLO’s, BUGLES, and TEXAS PETE, for limited use on certain products that are classified as branded product sales.
We also own registered trademarks including VISTA, BRENT & SAM’S, DELICIOUS, and JODAN that are used in connection with our private brand products.
Distribution
Distribution through our direct-store-delivery (DSD) route sales system accounted for approximately 44% of 2008 revenues. At December 27, 2008, the DSD system consisted of approximately 1,300 sales routes in 23 states, mostly located within the Southeastern and Mid-Atlantic United States. One sales representative serves each sales route. We use our own fleet of tractors and trailers to make deliveries of products throughout our DSD system. Each route maintains stockroom space for inventory through either individual stockrooms or distribution facilities. The sales representatives load route trucks from these stockrooms for delivery to customers.
In 2008, approximately 56% of our total revenues were generated from direct sales. These sales were generally distributed by direct shipments or customer pick-ups. Direct sales were shipped through third-party carriers and our own transportation fleet to customer locations throughout most of the United States and other parts of North America. We utilize our own personnel, independent distributors and brokers to solicit direct sales.
Customers
The customer base for our branded products include grocery/mass merchandisers, convenience stores, distributors, club stores, food service establishments, discount stores and various other customers including drug stores, schools, military, government facilities and “up and down the street” outlets such as recreational facilities, offices and other independent retailers. Private brand customers include grocery/mass merchandisers and discount stores. We also manufacture products for branded manufacturers. Substantially all of our revenues are to customers in the United States. Revenue from Wal-Mart Stores, Inc. was approximately 20% of our total revenue in 2008. The loss of this customer or a substantial portion of business with this customer could have a material adverse effect on our business and results of operations.
Raw Materials
The principal raw materials used to manufacture our products are flour, vegetable oil, sugar, potatoes, peanuts, other nuts, cheese and seasonings. The principal packaging supplies used are flexible film, cartons, trays, boxes and bags. These raw materials and supplies are normally available in adequate quantities in the open market and may be contracted up to a year in advance, depending on market conditions.

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
Employees
At the beginning of February 2009, we had approximately 4,800 active employees in the United States and Canada, as compared to approximately 4,700 active employees at the beginning of February 2008. None of our employees are covered by a collective bargaining agreement.
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
The sales of most of our products are subject to significant competition primarily through discounting and other price cutting techniques by competitors, many of whom are significantly larger and have greater resources than we do. In addition, there is a continuing consolidation by the major companies in the food industry, which could increase competition. Significant competition increases the possibility that we could lose one or more major customers, lose existing product offerings at customer locations, lose market share, increase expenditures or reduce selling prices, which could have an adverse impact on our business or results of operations.

Increases in cost or availability of ingredients and other market driven costs could negatively impact our results.
Our cost of sales could be adversely impacted by changes in the cost or availability of raw materials and packaging. While we often obtain substantial commitments for future delivery of certain raw materials and may engage in limited hedging to reduce the price risk of these raw materials, continuing long-term increases in the costs of raw materials and packaging, including cost increases due to the tightening of supply, could adversely affect our cost of sales. Our financial performance could also be adversely impacted by changes in the cost or availability of natural gas and other fuel. While we may engage in limited hedging to reduce the price risk associated with these costs, continuing long-term increases in the cost of natural gas and fuel could adversely impact our cost of sales and operating expenses. In 2008, our costs for flour and vegetable oils reached unprecedented levels, which negatively impacted our results of operations.
Product price increases may negatively impact total revenue.
Future price increases, such as those to offset significantly increased ingredient costs, may reduce our overall sales volume, which could reduce total revenues and operating profit. Additionally, if market prices for those ingredients decline significantly below our contracted prices, customers could demand price reductions that could reduce total revenues and operating profit.
We are exposed to risks resulting from several large customers.
We have several large customers that account for a significant portion of our revenue. Our top ten customers accounted for approximately 40% of our revenue during 2008 with our largest customer representing 20% of our 2008 revenue. The loss of one or more of our large customers could adversely affect our results of operations. These customers typically do not enter into long-term contracts, but make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. In addition, these significant customers may re-evaluate or refine their business practices related to inventories, product displays, logistics or other aspects of the customer-supplier relationship. Our results of operations could be adversely affected if revenue from one or more of these customers is significantly reduced or if the cost of complying with customers’ demands is significant. If receivables from one or more of these customers become uncollectible, our results of operations may be adversely impacted.
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
We may be required to recall certain of our products should they be mislabeled, contaminated or damaged. We also may become involved in lawsuits and legal proceedings if it is alleged that the consumption of any of our products causes injury or illness. A product recall or an adverse result in any such litigation could have a material adverse effect on our operating and financial results. We also could be adversely affected if consumers in our principal markets lose confidence in the safety and quality of our products. The U.S. Food and Drug Administration’s recent investigation of Salmonella in products containing peanut butter and peanut paste and the associated recall of products throughout the food and snack food industries, as well as future issues such as this, could adversely impact our revenues and results of operations by negatively impacting consumer demand for products such as ours, harming consumer confidence in our Company or our products, and exposing us to increased cost and risk associated with litigation, government investigations and other legal and regulatory activities.
Food industry and regulatory factors could adversely affect our revenues and costs.
Food industry factors including obesity, nutritional concerns and diet trends could adversely affect our revenues and cost of sales. New or increased government regulation of the food industry, including areas related to production processes, product quality, packaging, labeling, marketing, storage and distribution, could adversely impact our results of operations by increasing production costs or restricting our methods of operation and distribution.
Acquisitions and divestitures may result in financial results that are different than expected.
In the event we enter into acquisitions or divestitures, our financial results may differ from expectations in a given quarter, or over a long-term period. Our future operating results are dependent on our ability to integrate the operations of acquired businesses into our existing operations. The inability to effectively integrate the acquired assets or operations or effectively divest assets, could adversely affect our revenues and results of operations.
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
The recent instability in the financial markets and the overall U.S. economy may impact our ability or cost to enter into new credit agreements in the future and may weaken the ability of our customers, suppliers and other business partners to perform under contractual obligations or in the normal course of business. A prolonged recession in the U.S. economy could expose us to losses related to bankruptcies among our customers and suppliers.
There are other factors not described above that could also cause actual results to differ materially from those in any forward-looking statement made by us or on our behalf.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate offices are located in Charlotte, North Carolina. We have manufacturing operations in Charlotte, North Carolina; Burlington, Iowa; Columbus, Georgia; Hyannis, Massachusetts; Corsicana, Texas; Perry, Florida; Little Rock, Arkansas; Ashland, Ohio; Cambridge, Ontario; and Guelph, Ontario. Most of our manufacturing facilities produce both branded and non-branded products. During the first half of 2008, we consolidated our sugar wafer manufacturing operations in Canada and closed the Waterloo, Ontario facility.
We lease office space for administrative support and sales offices in 14 states. We also own or lease approximately 1,500 stockroom locations and 10 distribution facilities.
The plants and properties that we own and operate are maintained in good condition and are believed to be suitable and adequate for present needs. We believe that we have sufficient production capacity or the ability to increase capacity to meet anticipated demand in 2009.
Item 3. Legal Proceedings
We are currently subject to various routine legal proceedings and claims incidental to our business. In our opinion, such routine litigation and claims should not have a material adverse effect upon our consolidated financial statements taken as a whole.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.

Separate Item. Executive Officers of the Registrant
Information as to each of our executive officers is as follows:

Name	Age	Information About Officer
David V. Singer	53	President and Chief Executive Officer of Lance, Inc. since 2005; Executive Vice President and Chief Financial Officer of Coca-Cola Bottling Co. Consolidated, a beverage manufacturer and distributor, from 2001 to 2005.

Rick D. Puckett	55	Executive Vice President, Chief Financial Officer and Secretary of Lance, Inc. since January 2006 and Treasurer of Lance, Inc. since April 2006; Executive Vice President, Chief Financial Officer and Treasurer of United Natural Foods, Inc., a wholesale distributor of natural and organic products from 2005 to January 2006; and Senior Vice President, Chief Financial Officer and Treasurer of United Natural Foods, Inc. from 2003 to 2005.

Glenn A. Patcha	45	Senior Vice President – Sales and Marketing of Lance, Inc. since January 2007; Senior Vice President of Marketing ConAgra Grocery Products Division, a packaged foods company, 2003 to June 2006; various executive positions with Eastman Kodak including, VP of Marketing for Kodak’s North American Consumer Imaging Division from 1998 to 2003.

Blake W. Thompson	53	Senior Vice President – Supply Chain of Lance, Inc. since February 2007; Vice President – Supply Chain of Lance, Inc. from 2005 to 2006; Senior Vice President, Supply Chain of Tasty Baking, a snack food manufacturer and distributor, from 2004 to 2005; Region Vice President of Operations, Northeast Region of Frito Lay (a division of PepsiCo, Inc.) a snack food manufacturer and distributor, from 2001 to 2004.

Earl D. Leake	57	Senior Vice President – Human Resources of Lance, Inc. since February 2007; Vice President – Human Resources of Lance, Inc. from 1995 to 2006.

Margaret E. Wicklund	48	Vice President, Corporate Controller, Principal Accounting Officer and Assistant Secretary of Lance, Inc. since 2007; Corporate Controller, Principal Accounting Officer and Assistant Secretary of Lance, Inc. from 1999 to 2006.
All of the executive officers were appointed to their current positions at the Annual Meeting of the Board of Directors on April 24, 2008. All of our executive officers’ terms of office extend until the next Annual Meeting of the Board of Directors and until their successors are duly elected and qualified.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our $0.83-1/3 par value Common Stock is traded on the NASDAQ Global Select Market under the symbol LNCE. We had 3,129 stockholders of record as of February 17, 2009.
The following table sets forth the high and low sales prices and dividends paid during the interim periods in fiscal years 2008 and 2007:

	High	Low	Dividend
2008 Interim Periods	Price	Price	Paid

First quarter (13 weeks ended March 29, 2008)	$20.98	$16.39	$0.16
Second quarter (13 weeks ended June 28, 2008)	22.42	17.48	0.16
Third quarter (13 weeks ended September 27, 2008)	25.18	17.05	0.16
Fourth quarter (13 weeks ended December 27, 2008)	23.58	17.11	0.16

	High	Low	Dividend
2007 Interim Periods	Price	Price	Paid

First quarter (13 weeks ended March 31, 2007)	$22.06	$19.12	$0.16
Second quarter (13 weeks ended June 30, 2007)	25.45	19.90	0.16
Third quarter (13 weeks ended September 29, 2007)	27.04	21.75	0.16
Fourth quarter (13 weeks ended December 29, 2007)	23.99	17.67	0.16
On February 10, 2009, the Board of Directors of Lance, Inc. declared a quarterly cash dividend of $0.16 per share payable on February 27, 2009 to stockholders of record on February 20, 2009. Our Board of Directors will consider the amount of future cash dividends on a quarterly basis.
Our Credit Agreement dated October 20, 2006 restricts payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $125.0 million. At December 27, 2008, our consolidated stockholders’ equity was $235.5 million.

Item 6. Selected Financial Data
The following table sets forth selected historical financial data for the five-year period ended December 27, 2008. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements. The prior year amounts have been reclassified for consistent presentation, including the reclassification of the vending operations to discontinued operations for all years presented.

	2008	2007	2006	2005	2004

Results of Operations (in thousands):
Net sales and other operating revenue (1) (2) (3)	$852,468	$762,736	$730,116	$651,437	$564,734
Income from continuing operations before income taxes (4) (5) (6)	27,073	36,320	28,187	26,499	33,298
Net income from continuing operations	17,706	23,809	18,378	17,476	22,627
Income from discontinued operations before income taxes (7)	—	44	153	1,506	3,276
Net income from discontinued operations	—	29	100	994	2,228
Net income	$17,706	$23,838	$18,478	$18,470	$24,855

Average Number of Common Shares Outstanding (in thousands):
Basic	31,202	30,961	30,467	29,807	29,419
Diluted	31,803	31,373	30,844	30,099	29,732

Per Share of Common Stock:
From continuing operations – basic	$0.57	$0.77	$0.61	$0.59	$0.77
From discontinued operations – basic	—	—	—	0.03	0.07
From continuing operations – diluted	0.56	0.76	0.60	0.58	0.77
From discontinued operations – diluted	—	—	—	0.03	0.07
Cash dividends declared	$0.64	$0.64	$0.64	$0.64	$0.64

Financial Status at Year-end (in thousands):
Total assets	$466,146	$413,003	$385,452	$369,079	$341,740
Long-term debt, net of current portion	$91,000	$50,000	$50,000	$10,215	$—
Total debt	$98,000	$50,000	$50,000	$46,215	$40,650

Footnotes:

(1)	2008 revenue included approximately $15 million from Brent & Sam’s (acquired in March 2008). Also, a significant amount of price increases were initiated in response to unprecedented ingredient costs increases, such as flour and vegetable oil.

(2)	2006 revenue included incremental revenues from Tom’s (acquired in October 2005).

(3)	2005 represented a 53-week year, which accounted for $8.1 million in incremental revenue. 2005 revenue was also impacted by two months of revenue from the Tom’s acquisition.

(4)	2008 pre-tax income was significantly impacted by unprecedented ingredient costs increases, such as flour and vegetable oil, not fully offset by price increases during the year.

(5)	Compared to previous years, pre-tax income in 2006 was impacted by $1.3 million of expenses related stock options as required by the adoption of SFAS 123R. Incremental severance and integration costs during 2006 related to the Tom’s acquisition were $2.8 million.

(6)	2005 pre-tax income was negatively impacted by $3.4 million of Tom’s integration costs and $2.5 million of severance charges for the prior CEO.

(7)	During 2006, we committed to a plan to discontinue our vending operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Information About Forward-Looking Statements
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

Executive Summary
From an earnings perspective, 2008 was a year impacted significantly by higher input costs. For the first three quarters of 2008, we earned $0.32 per share as compared to $0.72 in same period of 2007. Significant escalations in ingredient costs, fuel rates, utility costs and unfavorable foreign exchange rates far outpaced sales price increases to our customers. During the fourth quarter, we were able to restore our operating profit margin and earn $0.24 per share compared to $0.03 in the fourth quarter of 2007 and $0.19 in the fourth quarter of 2006. These results were achieved despite a $1.2 million pre-tax charge for a change in our employee vacation policy and costs associated with the Archway acquisition of $0.8 million, including $0.4 million in payments to former Archway employees. In total, these items decreased earnings per share during the fourth quarter of 2008 by $0.04.
From an operational perspective, we continued to focus on the following priorities in order to develop a foundation for profitable growth:
1.	Organizational development and effectiveness in order to align our organization to achieve our goals;

2.	Operational efficiencies in our DSD operations, supply chain process, and information technology systems;

3.	Focused growth in core channels and product lines while we simplify our business and create new platforms for growth.
To that end, we have continued to focus on our priorities as we transform Lance into a leader within our niche snack food categories. Our transformation is focused on delivering key goals including delivering accelerated sales growth, widening our profit margins, improving return on capital and driving growth in our earnings per share.
During 2008, our accomplishments included:
•	Two acquisitions – The acquisition of Brent & Sam’s, Inc. and substantially all of the assets of Archway Cookies, LLC:
o	Brent & Sam’s was acquired in March of 2008, added approximately $15 million in revenue in 2008 and expanded our premium private brand product offerings to our customers.

o
The Archway assets were acquired in December of 2008. The acquisition of the Archway brand provides a strong brand with a long history of quality home-style cookies that we believe we can grow through product innovation and improved customer service through our DSD and distributor network. The Archway facility also provides additional production capacity. In addition, based on the location of the facility we plan to improve our supply chain operations efficiency through a centralized location to service our customers in the Midwest and Northeast.

•	Continued DSD organizational improvements:
o
We continued to realign our DSD sales organization by rationalizing our customer stops based on profitability and operating efficiency needed to service our customers. During 2008, we increased the weekly net revenue per route by 11%.

o	We have also implemented improved processes in our DSD organization to improve the efficiency of the time it takes to service our customers at each stop.

•	We continued to focus on sales growth:
o	Revenue from both Lance brand home-pack products and Cape Cod Potato Chip products increased more than 10% over last year.

o	Private brand revenue increased approximately 26%, of which approximately 7% was the result of the acquisition of Brent & Sam’s.

o
During 2008, we introduced a mainstream private brand line of products that is a more premium product than our value line private brands and provides consumers additional options from traditional branded products.

o	We increased our focus on innovation to provide a constant stream of new product introductions for our customers.
•	We continued to build a foundation for growth:
o
We continued to improve our supply chain efficiency by consolidating our Canadian operations from three plants to two and increased the volume of products transported per mile through the use of larger trailers, which minimized the effect of increases in diesel fuel rates.

o	In 2008, we implemented a portion of our ERP solution and expect to have the ERP system implemented at all locations by the end of 2009.
We believe the cost increases that eroded earnings per share in the first three quarters of 2008 are behind us and we are well positioned for continued growth in 2009. We plan additional spending for advertising in 2009 in order to support future sales growth of our branded products. In addition, we plan to increase new product introductions and expand product innovation to provide our consumers with additional snack food offerings.
During January 2009, there was a recall of products containing peanuts, peanut butter paste and peanut butter purchased from Peanut Corp. of America (PCA) due to potential salmonella contamination. No products bearing the Lance brand were included in this recall as we internally source our peanuts and peanut butter. In 2008, we purchased Brent and Sam’s, Inc. who historically purchased product from PCA and voluntarily recalled a limited number of private brand cookie products related to this concern, but we do not expect this to have a material impact on our results of operations. Brent and Sam’s now sources its peanut butter through Lance.
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
Total allowances for sales returns, rebates, coupons, scan-backs and other promotional activities included in current liabilities on the consolidated balance sheets increased from $4.0 million at the end of 2007 to $5.2 million at the end of 2008 due to a more aggressive marketing effort to drive sales growth.
Allowance for Doubtful Accounts
The determination of the allowance for doubtful accounts is based on management’s estimate of uncollectible accounts receivables. We record a general reserve based on analysis of historical data and the aging of accounts receivable. In addition, management records specific reserves for receivable balances that are considered at higher risk due to known facts regarding the customer. The assumptions for this determination are regularly reviewed to ensure that business conditions or other circumstances are consistent with the assumptions. Allowances for doubtful accounts increased from $0.5 million at the end of 2007 to $0.9 million at the end of 2008 due to current economic conditions resulting in slower payments from some customers, higher accounts receivable, and increased specific reserves for customers with higher risks. The recent instability in the U.S. economy may weaken the ability of our customers to perform under contractual obligations or in the normal course of business, which may expose us to additional bad debt expense related to bankruptcies among our customers.

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
For casualty insurance obligations, we maintain self-insurance reserves for workers’ compensation and auto liability for individual losses up to $0.5 million. In addition, general and product liability claims are self-funded for individual losses up to $0.1 million. We evaluate input from a third-party actuary in the estimation of the casualty insurance obligation on an annual basis. In determining the ultimate loss and reserve requirements, we use various actuarial assumptions including compensation trends, healthcare cost trends and discount rates. We also use historical information for claims frequency and severity in order to establish loss development factors. The estimate of loss reserves ranged from $11.7 million to $14.9 million in 2008. In 2007, the estimate of loss reserves ranged from $13.3 million to 16.8 million. Consistent with prior periods, the 75th percentile of this range represents our best estimate of the ultimate outstanding casualty liability. We used a 4.5% discount rate on the estimated claims liability in 2008 and 2007 based on projected investment returns over the estimated future payout period.
Impairment Analysis of Goodwill and Other Indefinite-Lived Intangible Assets
The annual impairment analysis of goodwill and other indefinite-lived intangible assets requires us to project future financial performance, including revenue and profit growth, fixed asset and working capital investments, income tax rates and cost of capital. These projections rely upon historical performance, anticipated market conditions and forward-looking business plans. The analysis of goodwill and other indefinite-lived intangible assets as of December 27, 2008 assumes combined average annual revenue growth of approximately 3.5% during the valuation period. We also use a combination of internal and external data to develop the weighted-average cost of capital. Significant investments in fixed assets and working capital to support this growth are estimated and factored into the analysis. If the forecasted revenue growth is not achieved, the required investments in fixed assets and working capital could be reduced. Even with the excess fair value over carrying value, significant changes in assumptions or changes in conditions could result in a goodwill impairment charge in the future.
Depreciation and Impairment of Fixed Assets
Depreciation of fixed assets is computed using the straight-line method over the lives of the assets. The lives used in computing depreciation are based on estimates of the period over which the assets will provide economic benefits. Estimated lives are based on historical experience, maintenance practices, technological changes and future business plans. Depreciation expense was $32.0 million, $29.3 million, and 26.8 million during 2008, 2007, and 2006, respectively. Changes in these estimated lives and increases in capital expenditures could significantly affect depreciation expense in the future.
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
Provision for Income Taxes
We estimate valuation allowances on deferred tax assets for the portions that we do not believe will be fully utilized based on projected earnings and usage. Our effective tax rate is based on the level and mix of income of our separate legal entities, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Significant judgment is required in evaluating tax positions that affect the annual tax rate. Unrecognized tax benefits for uncertain tax positions are established when, despite the fact that the tax return positions are supportable, we believe these positions may be challenged and the results are uncertain. We adjust these liabilities in light of changing facts and circumstances, such as the progress of a tax audit.
New Accounting Standards
See Note 1 to the consolidated financial statements included in Item 8 for a summary of new accounting standards.
Results of Operations

					Favorable/
2008 Compared to 2007 (in millions)	2008		2007		(Unfavorable)

Revenue	$852.4	100.0%	$762.7	100.0%	$89.7	11.8%
Cost of sales	531.5	62.4%	444.5	58.3%	(87.0)	(19.6%)

Gross margin	320.9	37.6%	318.2	41.7%	2.7	0.8%
Selling, general and administrative	291.7	34.2%	277.3	36.4%	(14.4)	(5.2%)
Other (income)/expense, net	(0.9)	(0.1%)	2.4	0.3%	3.3	nm

Earnings before interest and taxes	30.1	3.5%	38.5	5.0%	(8.4)	(21.8)%
Interest expense, net	3.0	0.4%	2.2	0.3%	(0.8)	(36.4%)
Income tax expense	9.4	1.1%	12.5	1.6%	3.1	24.8%

Net income from continuing operations	17.7	2.1%	23.8	3.1%	(6.1)	(25.6)%

nm =	not meaningful.

Revenue from continuing operations for the year ended December 27, 2008 increased $89.7 million or 11.8% compared to the year ended December 29, 2007. Branded sales represented 60% of total revenue in 2008 as compared to 63% in 2007, and non-branded sales represented 40% of total revenue and 37% of total revenue for 2008 and 2007, respectively. Non-branded sales consist of private brand and contract manufacturing revenue. In 2008, private brand represented 30% of total revenue and contract manufacturing sales represented 10% of total revenue. In 2007, private brand sales represented 27% of total revenue and contract manufacturing sales were 10% of total revenue.
Branded revenue increased $33.2 million or 6.9% compared to 2007. Price increases accounted for approximately two-thirds of the growth in revenue and the remainder of the growth was the result of increased volume. Branded revenue was favorably impacted by double-digit growth in sales of Lance® home pack sandwich crackers and Cape Cod® potato chips, predominantly from sales to grocery/mass merchandisers. This growth was significantly offset by double digit declines in up-and-down the street revenue and DSD food service revenue as a result of implementing our DSD distribution strategy to improve profitability by servicing customers with larger drop sizes and making our sales routes more efficient.
Our DSD system generated approximately 72% of the branded revenue in 2008 and 74% in 2007. The remainder consisted of branded revenue from distributors and direct shipments to customers.
Non-branded revenue increased $56.6 million or 20%. Price increases represented approximately 13% of the revenue growth, the addition of Brent & Sam’s product offerings represented approximately 5% of the revenue growth. Approximately 2% of the non-branded revenue growth was due to higher sales volume, which was unfavorably impacted by volume declines in sales to certain contract manufacturing customers and the loss of private brand sandwich cracker revenue from our largest customer driven by their decision to discontinue the product.
Cost of sales increased $87.0 million principally due to the impact of significantly increased ingredient costs, principally flour and vegetable oil of $55.9 million, higher utility rates, principally natural gas of $3.5 million, higher compensation and vacation expense of $2.9 million, increased packaging costs of $2.2 million, manufacturing inefficiencies due to the consolidation of our Canadian facilities and start-up costs related to the acquisition of the Archway facility as well as the impact of increased volume sold.
Gross margin as a percentage of revenue decreased from 41.7% to 37.6%. The decrease in gross margin was the result of the increases in costs as described above, unfavorable product mix due to a higher proportion of non-branded products sales, partially offset by unit price increases for both branded and non-branded products.

Selling, general and administrative expenses increased $14.4 million as compared to 2007. Increased expenses include higher salaries, wages, employee commissions, vacation and incentives of $9.9 million, increased cost to deliver products due to higher gasoline and diesel rates of $3.0 million, and increased depreciation and amortization of $2.0 million due to new sales route trucks, larger and more efficient over-the-road trailers and the implementation of our ERP system. Also, there were increases in information technology software and hardware maintenance costs of $1.6 million, higher third-party brokerage costs of $1.1 million due to increased revenue and $1.1 million of increased costs associated with market research regarding new and existing products as well as other net increases of $0.6 million. Offsetting these increases in expenses were reductions in advertising expenditures of $2.9 million and lower casualty claims costs of $2.0 million.
During 2008, other income consisted primarily of $0.9 million of foreign currency transaction gains due to the favorable impact of exchange rates during the fourth quarter. Conversely, other expense during 2007 was the result of $1.3 million of foreign currency transaction losses from unfavorable exchange rates and write-offs of $1.1 million of previously capitalized information technology that was replaced by the new ERP system.
Net interest expense increased $0.8 million primarily due to higher average debt than 2007 resulting from acquisitions made during 2008, offset slightly by lower weighted average interest rates.
Our effective income tax rate was 34.6% in 2008 as compared to 34.4% in 2007. The increase in the income tax rate was due primarily to unfavorable changes in permanent book-tax differences partially offset by reductions in long-term tax contingencies.

					Favorable/
2007 Compared to 2006 (in millions)	2007		2006		(Unfavorable)

Revenue	$762.7	100.0%	$730.1	100.0%	$32.6	4.5%
Cost of sales	444.5	58.3%	415.6	56.9%	(28.9)	(7.0%)

Gross margin	318.2	41.7%	314.5	43.1%	3.7	1.2%
Selling, general and administrative	277.3	36.4%	283.0	38.8%	5.7	2.0%
Other expense/(income), net	2.4	0.3%	0.2	—	(2.2)	(1,100.0%)

Earnings before interest and taxes	38.5	5.0%	31.3	4.3%	7.2	23.0%
Interest expense, net	2.2	0.3%	3.1	0.4%	0.9	29.0%
Income tax expense	12.5	1.6%	9.8	1.3%	(2.7)	(27.6%)

Net income from continuing operations	23.8	3.1%	18.4	2.5%	5.4	29.3%

Revenue from continuing operations for the year ended December 29, 2007 increased $32.6 million or 4.5% compared to the year ended December 30, 2006. Branded sales represented 63% of total revenue in 2007 as compared to 64% in 2006, and non-branded sales represented 37% of total revenue and 36% of total revenue for 2007 and 2006, respectively. Non-branded sales consists of private brand and contract manufacturing revenue. In 2007, private brand sales represented 27% of total revenue and contract manufacturing sales represented 10% of total revenue. In 2006, private brand sales represented 26% of total revenue and contract manufacturing sales were 10% of total revenue.

Branded revenue increased $13.5 million or 2.9% and non-branded revenue increased $19.1 million or 7.2%. Branded revenue was favorably impacted by double digit sales growth in sales of Lance® home pack sandwich crackers, Cape Cod® potato chips and mid single-digit growth in Tom’s® salty snacks, predominantly from sales to grocery/mass merchandisers. This growth was partially offset by double digit declines in up-and-down the street revenue and DSD food service revenue as a result of implementing our DSD distribution strategy to improve profitability by servicing customers with larger drop sizes as well as the discontinuation of certain products related to the Tom’s acquisition.
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
Selling, general and administrative expenses decreased $5.7 million. This decrease in expenses compared to prior year reflects continued operational efficiency gains due to additional capacity gained by increased trailer capacity as well as continued loading and delivery improvements, efficiencies gained through common third-party carrier agreements across all business locations, reductions in DSD costs due to more efficient stops and improved efficiencies, significantly improved DSD employee retention levels, which reduced required training and recruiting costs, and the completion of the Tom’s integration.
Offsetting these reductions were increases in salaries, wages, training and recruiting costs associated with corporate initiatives in 2007, such as the ERP implementation, and increased professional fees due primarily to increased legal fees.
Other expense increased $2.2 million compared to 2006 due to unfavorable impact of foreign currency exchange losses in 2007 and a write-off of previously capitalized information technology that was replaced by the new ERP system.
Interest expense, net, decreased $0.9 million due to higher interest income from invested cash and cash equivalents.
Our effective income tax rate was 34.4% in 2007 as compared to 34.8% in 2006. The decrease in the income tax rate was due primarily to reductions in foreign jurisdiction tax rates.

					Favorable/
2006 Compared to 2005 (in millions)	2006		2005		(Unfavorable)

Revenue	$730.1	100.0%	$651.4	100.0%	$78.7	12.1%
Cost of sales	415.6	56.9%	369.3	56.7%	(46.3)	(12.5%)

Gross margin	314.5	43.1%	282.1	43.3%	32.4	11.5%
Selling, general and administrative	283.0	38.8%	253.7	38.9%	(29.3)	(11.5%)
Other expense/( income), net	0.2	—	(0.1)	—	(0.3)	nm

Earnings before interest and taxes	31.3	4.3%	28.5	4.4%	2.8	9.8%
Interest expense, net	3.1	0.4%	2.0	0.3%	(1.1)	(55.0%)
Income tax expense	9.8	1.3%	9.0	1.4%	(0.8)	(8.9%)

Net income from continuing operations	18.4	2.5%	17.5	2.7%	0.9	5.1%

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
Branded revenue increased $63.3 million or 15.7% and non-branded revenue increased $15.4 million or 6.2%. The increase in branded revenue was favorably impacted by the Tom’s acquisition in late 2005 as well as growth in both Lance® branded sandwich crackers and Cape Cod® potato chips, predominantly from sales to convenience stores and grocery/mass merchandisers. This growth was offset somewhat by declines in DSD food service revenue.
Our DSD system generated approximately 74% of the branded revenue in both 2006 and 2005. The remaining 26% consisted of branded revenue from sales to distributors and direct shipments to customers.
The non-branded revenue increase of $15.4 million included a $13.8 million increase in contract manufacturing revenue and a $1.6 million increase in private brand revenue. The increase in contract manufacturing was favorably impacted by the Tom’s acquisition and increased sales to existing customers.
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

Selling, general and administrative expenses increased $29.3 million, which was primarily driven by increased salaries and commission expense due to the Tom’s acquisition and integration. As compared to 2005, other increases in selling, general and administrative expenses related to fuel rate increases and higher reimbursed business mileage, higher information technology expenses, utility costs, and relocation costs, higher compensation due to additional employees and additional equity incentive expense, partially due to the adoption of SFAS No. 123R.
Offsetting the increased expenses were approximately $2.5 million of severance costs for the prior CEO recognized in 2005, and reductions in bad debt expense of $1.6 million during 2006.
Interest expense increased $1.1 million as a result of higher average debt levels in 2006 as compared to 2005. Higher debt levels were a result of the Tom’s acquisition.
Our effective income tax rate was 34.8% in 2006 as compared to 34.0% in 2005. The increase in the income tax rate was due primarily to a combination of an increase in state income tax expense and reductions in items deductible for income tax purposes but not for financial reporting.
Liquidity and Capital Resources
Liquidity
During the last three years, the principal source of liquidity for our operating needs was provided from operating activities. Cash flow from operating activities, available credit from credit facilities and cash on hand are believed to be sufficient for the foreseeable future to meet obligations, fund capital expenditures, and pay dividends to our stockholders. However, the recent economic downturn, banking industry turmoil, and FDA investigations in our industry may provide certain risks to future performance and sources of liquidity.
Operating Cash Flows
Net cash from operating activities was $54.9 million in 2008, $52.4 million in 2007, and $39.1 million in 2006. Working capital (other than cash and cash equivalents and current portion of long-term debt) increased to $55.7 million at December 27, 2008 from $49.8 million at December 29, 2007 primarily due to higher accounts receivable and inventory, offset somewhat by higher accounts payable and accrued compensation.
Investing Cash Flows
Cash used in investing activities in 2008 included capital expenditures of $39.1 million which was partially offset by proceeds from the sale of fixed assets of $3.0 million. Capital expenditures for fixed assets in 2008 included computer hardware and software, manufacturing equipment, route trucks, handheld computers for field sales representatives, and tractors and trailers. Capital expenditures for 2009 are projected to be between $36 million and $41 million, funded primarily by net cash flow from operating activities, cash on hand, and available credit from credit facilities. On March 14, 2008, we acquired Brent & Sam’s, Inc. for approximately $23.9 million, net of cash acquired of $0.2 million. Additionally, on December 8, 2008, we acquired substantially all of the assets of Archway Cookies, LLC for approximately $31.1 million.
Cash used in investing activities in 2007 represented capital expenditures of $39.5 million and a purchase of a noncontrolling equity interest in an organic snack food company for $2.1 million. Proceeds from the sale of fixed assets were $7.3 million.

Cash used in investing activities in 2006 represented capital expenditures of $47.0 million. Proceeds from the sale of fixed assets were $7.3 million.
Financing Cash Flows
During 2008, 2007 and 2006, we paid dividends of $0.64 per share each year totaling $20.1 million, $19.9 million and $19.6 million, respectively. As a result of the exercise of stock options by employees, we received cash and tax benefits of $2.5 million in 2008, $4.7 million in 2007, and $18.1 million in 2006. During 2008 and 2006, proceeds from debt, net of repayments, was $46.2 million and $3.8 million, respectively. During 2008, proceeds from debt were primarily used to fund acquisitions.
We did not repurchase any shares of common stock during 2008 and 2007. In December 2008, the Board of Directors approved the repurchase of up to 100,000 shares of common stock for the purpose of acquiring shares of common stock from employees to cover withholding taxes payable by employees upon the vesting of shares of restricted stock when sales of common stock are not permitted.
Debt
In October 2006, we entered into an unsecured revolving Credit Agreement, terminating and replacing the then existing Second Amended and Restated Credit Agreement and Bridge Credit Agreement. The Credit Agreement allows us to make revolving credit borrowings of up to US$100.0 million and CDN$15.0 million through October 2011. Also under the Credit Agreement, we entered into a $50.0 million term loan due in October 2011. As of December 27, 2008 and December 29, 2007, we had $50.0 million outstanding under the term loan. Debt increased $48.0 million during 2008, primarily to fund the purchases of Brent & Sam’s and substantially all the assets of Archway Cookies, LLC. Although no debt repayments are required before 2011, we have classified $7.0 million as short-term borrowings on the consolidated balance sheet ended December 27, 2008, based on our projected cash flows and intentions to repay debt during 2009.
We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $17.7 million as of December 27, 2008. These letters of credit reduce the total available borrowings under the Credit Agreement. Unused and available borrowings were $46.5 million under the Credit Agreement at December 27, 2008. Under certain circumstances and subject to certain conditions, we have the option to increase available credit under the Credit Agreement by up to $50.0 million during the life of the facility.
The Credit Agreement requires us to comply with certain defined covenants, such as a maximum debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio of 3.0 and a minimum interest coverage ratio of 2.5. At December 27, 2008, our debt to EBITDA ratio was 1.6, and our interest coverage ratio was 8.7. In addition, our revolving credit agreement restricts payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $125.0 million. At December 27, 2008, our consolidated stockholders’ equity was $235.5 million. We were in compliance with these covenants at December 27, 2008. Total interest expense for 2008, 2007 and 2006 was $3.2 million, $2.9 million, and $3.3 million, respectively. During 2008, we capitalized $0.3 million of interest expense into fixed assets as part of our ERP system implementation.

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
Contractual obligations as of December 27, 2008 were:

	Payments Due by Period
(in thousands)	Total	< 1 year		1-3 years		3-5 years		Thereafter

Purchase commitments for inventory	$95,245	$95,245		$—		$—		$—
Debt, including interest payable*	108,326	3,605		104,721		—		—
Operating lease obligations	2,562	1,790		544		204		24
Unrecognized tax benefits**	1,052		**		**		**		**
Benefit obligations	1,689	191		250		228		1,020

Total contractual obligations	$208,874	$100,831		$105,515		$432		$1,044

*	Variable interest will be paid in future periods based on the outstanding balance at that time. The amounts due include the estimated interest payable on debt instruments through October 2011.

**	The timing of payment, if any, for unrecognized tax benefits cannot be estimated. However, we believe that $0.4 million related to an uncertain tax position is reasonably likely to be paid within the next 3 years.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
The principal market risks that may adversely impact our results of operations and financial position are changes in raw material and packaging prices, energy and fuel costs, interest rates, foreign exchange rates and credit risks. We selectively use derivative financial instruments to manage these risks. There are no market risk sensitive instruments held for trading purposes.
At times, we may enter into commodity futures and other derivative contracts to manage fluctuations in prices of anticipated purchases of certain raw materials. Our policy is to use these commodity derivative financial instruments only to the extent necessary to manage these exposures. As of December 27, 2008 and December 29, 2007, there were no outstanding commodity futures contracts or other derivative contracts related to raw materials. In order to fix a portion of our ingredient and packaging costs, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections, and expected usage levels in order to determine appropriate selling prices for our products. For the year ended December 27, 2008, the increase in commodity costs increased our cost of sales by $55.9 million as compared to 2007.

Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate, Canadian Bankers’ Acceptance discount rate, Canadian prime rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable rate debt. In November 2006, we entered into an interest rate swap agreement on $35 million of debt in order to fix the interest rate at 4.99%, plus applicable margin. The applicable margin on December 27, 2008, was 0.50%. The fair value of the interest rate swap liability was $3.3 million and $1.3 million on December 27, 2008 and December 29, 2007, respectively. In July 2008, we entered into an interest rate swap agreement on an additional $15 million of debt in order to fix the interest rate at 3.87%, plus applicable margin. The fair value of the interest rate swap liability was $1.0 million on December 27, 2008. While these swaps fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $0.4 million lower without these swaps during 2008. These swaps are accounted for as cash flow hedges.
At December 27, 2008 and December 29, 2007, we had a $50.0 million term loan. During 2008, we borrowed $48.0 million from our existing revolving credit facility to purchase Brent & Sam’s and substantially all the assets of Archway Cookies, LLC. Including the effects of the interest rate swap agreements, the weighted average interest rate for 2008 and 2007 was 3.6% and 5.3%, respectively. A 10% increase in the variable interest rate would not have significantly impacted interest expense during 2008.
We are exposed to credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. As of December 27, 2008 and December 29, 2007, we had allowances for doubtful accounts of $0.9 million and $0.5 million, respectively.
Through the operations of our Canadian subsidiary, there is an exposure to foreign exchange rate fluctuations, primarily between U.S. dollars and Canadian dollars. A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of the operations’ costs, such as raw materials and direct labor, are denominated in Canadian dollars. We have entered into a series of forward contracts to mitigate a portion of this foreign exchange rate exposure. These contracts have maturities through December 2009. As of December 27, 2008, the fair value of the liability related to the forward contracts as determined by a third party financial institution was $2.1 million.
Due to foreign currency fluctuations during 2008 and 2007, we recorded losses of $13.6 million and gains of $11.5 million, respectively, in other comprehensive income because of the translation of the subsidiary’s financial statements into U.S. dollars.
Pre-tax earnings during 2008 were increased by $0.1 million from foreign currency exchange rate fluctuations as compared to 2007. This increase in pre-tax earnings includes the unfavorable effect of forward contracts of $0.6 million in 2008. During 2007, pre-tax earnings were reduced by $2.3 million from foreign currency exchange rate fluctuations compared to 2006. The effect of foreign exchange on earnings is included in both cost of goods sold and other income/loss in the income statement.
During 2008, pre-tax earnings were unfavorably impacted by increases in natural gas prices and fuel costs of $6.5 million as compared to 2007. During 2007, pre-tax earnings were favorably impacted by decreases in natural gas prices and fuel costs of $0.1 million as compared to 2006.

Item 8. Financial Statements and Supplementary Data
Consolidated Statements of Income
LANCE, INC. AND SUBSIDIARIES
For the Fiscal Years Ended December 27, 2008, December 29, 2007, and December 30, 2006
(in thousands, except share and per share data)

	2008	2007	2006

Net sales and other operating revenue	$852,468	$762,736	$730,116
Cost of sales	531,528	444,487	415,576

Gross margin	320,940	318,249	314,540

Selling, general and administrative	291,680	277,317	283,006
Other (income)/expense, net	(854)	2,390	191

Income from continuing operations before interest and income taxes	30,114	38,542	31,343

Interest expense, net	3,041	2,222	3,156

Income from continuing operations before income taxes	27,073	36,320	28,187

Income tax expense	9,367	12,511	9,809

Net income from continuing operations	17,706	23,809	18,378

Income from discontinued operations, before income taxes	—	44	153
Income tax expense	—	15	53

Net income from discontinued operations	—	29	100

Net income	$17,706	$23,838	$18,478

Basic earnings per share:
From continuing operations	$0.57	$0.77	$0.61
From discontinued operations	—	—	—
Basic earnings per share	$0.57	$0.77	$0.61
Weighted average shares outstanding — basic	31,202,000	30,961,000	30,467,000

Diluted earnings per share:
From continuing operations	$0.56	$0.76	$0.60
From discontinued operations	—	—	—
Diluted earnings per share	$0.56	$0.76	$0.60
Weighted average shares outstanding — diluted	31,803,000	31,373,000	30,844,000

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
LANCE, INC. AND SUBSIDIARIES
December 27, 2008 and December 29, 2007
(in thousands, except share data)

	2008	2007

Assets

Current assets
Cash and cash equivalents	$807	$8,647
Accounts receivable	74,406	64,081
Inventories	43,112	38,659
Deferred income taxes	9,778	9,335
Prepaid expenses and other current assets	12,933	12,367

Total current assets	141,036	133,089

Fixed assets, net	216,085	205,075
Goodwill, net	80,110	55,956
Other intangible assets, net	23,966	13,171
Other assets	4,949	5,712

Total assets	$466,146	$413,003

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$25,939	$21,169
Accrued compensation	26,312	20,564
Accrued profit-sharing retirement plan	5,592	5,383
Accrual for casualty insurance claims	5,581	8,163
Accrued selling costs	5,162	4,511
Other payables and accrued liabilities	15,983	14,847
Short-term debt	7,000	—

Total current liabilities	91,569	74,637

Long-term debt	91,000	50,000
Deferred income taxes	31,241	26,874
Accrual for casualty insurance claims	8,459	7,428
Other long-term liabilities	8,370	6,967

Total liabilities	230,639	165,906

Commitments and contingencies
Stockholders’ equity
Common stock, 31,522,953 and 31,214,743 shares outstanding, respectively	26,268	26,011
Preferred stock, no shares outstanding	—	—
Additional paid-in capital	49,138	41,430
Retained earnings	160,938	163,356
Accumulated other comprehensive income	(837)	16,300

Total stockholders’ equity	235,507	247,097

Total liabilities and stockholders’ equity	$466,146	$413,003

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income
LANCE, INC. AND SUBSIDIARIES
For the Fiscal Years Ended December 27, 2008, December 29, 2007, and December 30, 2006
(in thousands, except share data)

			Additional		Accumulated Other
		Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total

Balance, December 31, 2005	29,808,705	$24,841	$11,380	$160,407	$5,081	$201,709

Comprehensive income:
Net income				18,478		18,478
Net unrealized losses on derivative instruments, net of $106 tax effect					(193)	(193)
Adoption of SFAS No. 158, net of $167 tax effect					313	313
Foreign currency translation adjustment					27	27

Total comprehensive income						18,625

Cash dividends paid to stockholders				(19,556)		(19,556)
Amortization of nonqualified stock options			1,331			1,331
Equity-based incentive expense previously recognized under a liability plan			634			634
Stock options exercised, including $3,223 tax benefit	1,018,761	850	17,278			18,128
Issuance and amortization of restricted stock, net of cancellations	28,425	23	1,506			1,529

Balance, December 30, 2006	30,855,891	$25,714	$32,129	$159,329	$5,228	$222,400

Comprehensive income:
Net income				23,838		23,838
Net unrealized losses on derivative instruments, net of $179 tax effect					(254)	(254)
Actuarial gains recognized in net income, net of $68 tax effect					(142)	(142)
Foreign currency translation adjustment					11,468	11,468

Total comprehensive income						34,910

Cash dividends paid to stockholders				(19,872)		(19,872)
Cumulative adjustment from adoption of FIN 48				61		61
Amortization of nonqualified stock options			1,658			1,658
Equity-based incentive expense previously recognized under a liability plan			316			316
Stock options exercised, including $1,026 tax benefit	270,852	224	4,508			4,732
Issuance and amortization of restricted stock, net of cancellations	88,000	73	2,819			2,892

Balance, December 29, 2007	31,214,743	$26,011	$41,430	$163,356	$16,300	$247,097

Comprehensive income:
Net income				17,706		17,706
Net unrealized losses on derivative instruments, net of $1,923 tax effect					(3,593)	(3,593)
Actuarial gains recognized in net income, net of $5 tax effect					9	9
Foreign currency translation adjustment					(13,553)	(13,553)

Total comprehensive income						569

Cash dividends paid to stockholders				(20,124)		(20,124)
Amortization of nonqualified stock options			1,124			1,124
Equity-based incentive expense previously recognized under a liability plan	39,250	33	876			909
Stock options exercised, including $395 tax benefit	149,825	125	2,414			2,539
Issuance and amortization of restricted stock, net of cancellations	119,135	99	3,294			3,393

Balance, December 27, 2008	31,522,953	$26,268	$49,138	$160,938	$(837)	$235,507

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
LANCE, INC. AND SUBSIDIARIES
For the Fiscal Years Ended December 27, 2008, December 29, 2007, and December 30, 2006
(in thousands)

	2008	2007	2006

Operating activities:
Net income	$17,706	$23,838	$18,478
Adjustments to reconcile net income to cash from operating activities:
Fixed asset depreciation and intangible amortization	32,217	29,307	26,897
Equity-based incentive compensation expense	5,967	3,294	4,896
(Gain)/loss on sale of fixed assets, net	(339)	818	591
Deferred income taxes	6,275	(419)	1,182
LIFO reserve adjustment	1,715	1,412	(1,083)
Provisions for doubtful accounts	763	(166)	(838)
Changes in assets and liabilities, excluding business acquisitions, and foreign currency translation adjustments:
Accounts receivable	(10,635)	(1,551)	(1,845)
Inventory	(4,762)	(2,806)	1,329
Other current assets	(970)	(1,776)	1,695
Accounts payable	4,724	2,620	(2,108)
Other accrued liabilities	2,150	(2,727)	(6,740)
Other noncurrent assets	952	828	(963)
Other noncurrent liabilities	(853)	(322)	(2,394)

Net cash flow from operating activities	54,910	52,350	39,097

Investing activities:
Purchases of fixed assets	(39,064)	(39,476)	(46,965)
Business acquisitions, net of cash acquired	(54,984)	—	—
Purchase of investment	(190)	(2,090)	—
Proceeds from sale of fixed assets	2,958	7,277	7,340

Net cash used in investing activities	(91,280)	(34,289)	(39,625)

Financing activities:
Dividends paid	(20,124)	(19,872)	(19,556)
Issuances of common stock under employee stock plans	2,539	4,732	18,128
Net repayments of previous revolving credit agreement	—	—	(46,238)
Net proceeds from long-term debt	48,435	—	50,000
Repayments of long-term debt from business acquisitions	(2,239)	—	—

Net cash (used in)/from financing activities	28,611	(15,140)	2,334

Effect of exchange rate changes on cash	(81)	222	155

Increase (decrease) in cash and cash equivalents	(7,840)	3,143	1,961
Cash and cash equivalents at beginning of fiscal year	8,647	5,504	3,543

Cash and cash equivalents at end of fiscal year	$807	$8,647	$5,504

Supplemental information:
Cash paid for income taxes, net of refunds of $209, $211, and $165, respectively	$2,145	$12,594	$6,679
Cash paid for interest	$3,231	$2,878	$3,471
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
LANCE, INC. AND SUBSIDIARIES
December 27, 2008 and December 29, 2007
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
We sell branded and non-branded products. Our non-branded products consist of private brand and contract manufacturing for third-parties. Our branded products are principally sold under the Lance®, Cape Cod® and Tom’s® brands. Private brand products are sold to retailers and distributors using store brands or Lance control brands. Contract manufacturing products are produced for other branded manufacturers.
Our corporate offices are located in Charlotte, North Carolina. We have manufacturing operations in Charlotte, North Carolina; Burlington, Iowa; Columbus, Georgia; Hyannis, Massachusetts; Corsicana, Texas; Perry, Florida; Little Rock, Arkansas; Ashland, Ohio; Cambridge, Ontario and Guelph, Ontario.
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
Revenue Recognition
Revenue for products sold through our direct-store-delivery (DSD) system is recognized when the product is delivered to the retailer. Our sales representative creates the invoice at time of delivery using a handheld computer. The invoice is transmitted electronically each day and sales revenue is recognized. Customers purchasing products through the DSD system have the right to return product if it is not sold by the expiration date on the product label. We have recorded an estimated allowance for product that may be returned as a reduction to revenue. We estimate the number of days until product is sold through the customer’s location and the percent of sales returns using historical information. This information is reviewed on a quarterly basis for significant changes and updated no less than annually.
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
Fiscal Year
Our fiscal year ends on the last Saturday of December. While most of our fiscal years are 52 weeks, some may be 53 weeks. The fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006 were 52 weeks.
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
Allowance for Doubtful Accounts
Amounts for bad debt expense are recorded in selling, general and administrative expenses on the consolidated statements of income. The determination of the allowance for doubtful accounts is based on management’s estimate of uncollectible accounts receivables. We record a general reserve based on analysis of historical data and aging of accounts receivable. In addition, management records specific reserves for receivable balances that are considered at higher risk due to known facts regarding the customer. The assumptions for this determination are reviewed quarterly to ensure that business conditions or other circumstances are consistent with the assumptions. The recent instability in the U.S. economy may weaken the ability of our customers to perform under contractual obligations or in the normal course of business, which may expose us to additional bad debt expense related to bankruptcies among our customers.
Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, receivables, accounts payable, derivative instruments and long-term debt approximate their fair values.

Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Inventories
The principal raw materials used in the manufacturing of our snack food products are flour, vegetable oil, sugar, potatoes, peanuts, other nuts, cheese and seasonings. The principal supplies used are flexible film, cartons, trays, boxes and bags. Inventories are valued at the lower of cost or market. Cost was determined using the last-in, first-out method (LIFO) for approximately 44% and 36% of inventories as of December 27, 2008, and December 29, 2007, respectively. The first-in, first-out method (FIFO) is used for all other inventories.
We may enter into various forward purchase agreements and derivative financial instruments to reduce the impact of volatility in raw material ingredient prices. As of December 27, 2008, and December 29, 2007, we had no outstanding commodity futures contracts or other derivative contracts related to raw materials.
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
The analysis of goodwill and other indefinite-lived intangible assets as of December 27, 2008 assumes combined average annual revenue growth of approximately 3.5% during the valuation period. We also use a combination of internal and external data to develop the weighted-average cost of capital. Significant investments in fixed assets and working capital to support this growth are estimated and factored into the analysis. If the forecasted revenue growth is not achieved, the required investments in fixed assets and working capital could be reduced. Even with the excess fair value over carrying value, changes in assumptions or changes in conditions could result in a goodwill impairment charge in the future.
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

We have a defined benefit healthcare plan that currently provides medical insurance benefits for certain retirees and their spouses to age 65. The plan was amended in 2001, and we began the phase out of the postretirement healthcare plan. The postretirement healthcare plan will be phased-out completely by 2011. We evaluate input from a third-party actuary in the estimation of the postretirement healthcare plan obligation on an annual basis. This obligation requires assumptions regarding participation, healthcare cost trends, employee contributions, turnover, mortality and discount rates.
For casualty insurance obligations, we maintain self-insurance reserves for workers’ compensation and auto liability for individual losses up to $0.5 million. In addition, general and product liability claims are self-funded for individual losses up to $0.1 million. We evaluate input from a third-party actuary to assist in the estimation of the casualty insurance obligation on an annual basis. In determining the ultimate loss and reserve requirements, we use various actuarial assumptions including compensation trends, healthcare cost trends and discount rates. We also use historical information for claims frequency and severity in order to establish loss development factors. Consistent with prior periods, the 75th percentile of this range represents our best estimate of the ultimate outstanding casualty liability. We used a 4.5% discount rate on the estimated claims liability in 2008 and 2007 based on projected investment returns over the estimated future payout period. Claims in excess of the self-insured levels, which vary by type of insurance, are fully insured up to $100 million per individual claim.
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
Diluted earnings per share are calculated by including all dilutive common shares such as stock options and restricted stock. Dilutive potential shares were 601,000 in 2008, 412,000 in 2007, and 377,000 in 2006. Anti-dilutive shares are excluded from the dilutive earnings calculation. There were 233,000 anti-dilutive shares in 2008, 15,000 in 2007, and none in 2006. No adjustment to reported net income is required when computing diluted earnings per share.
Advertising and Consumer Promotion Costs
We promote our products with certain marketing activities, including advertising, consumer incentives and trade promotions. All advertising costs are expensed as incurred. Consumer incentive and trade promotions are recorded as expense based on amounts estimated as being due to customers and consumers at the end of the period, based principally on our historical utilization and redemption rates. Advertising costs included in selling, general and administrative expenses on the consolidated statements of income were $1.1 million, $4.0 million, and $4.4 million during 2008, 2007, and 2006, respectively.
Shipping and Handling Costs
We do not bill customers separately for shipping and handling of product. These costs are included as part of selling, general and administrative expenses on the consolidated statements of income. For the years ended December 27, 2008, December 29, 2007, and December 30, 2006, shipping and handling costs were $67.0 million, $62.5 million, and $68.9 million, respectively.

Concentration of Credit Risk
Sales to our largest customer, Wal-Mart Stores, Inc., were approximately 20% of revenues in 2008, 20% in 2007, and 18% in 2006. Accounts receivable at December 27, 2008, and December 29, 2007, included receivables from Wal-Mart Stores, Inc. totaling $18.0 million and $14.7 million, respectively.
Vacation Policy Change
During 2008, we modified our vacation policy to be more competitive and ensure consistency at all facilities. This policy change generally allows employees to earn more vacation with fewer years of service. Since our policy allows employees with more than 1 year of service to vest in all of their vacation as of the beginning of the year, we recorded a pre-tax charge of $1.2 million when this modification was made during the fourth quarter of 2008.
New Accounting Standards
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 was adopted at the beginning of 2007. The $0.1 million cumulative effect of applying FIN 48 was reported as an increase to the opening balance of retained earnings. Additionally, we reclassified a $1.8 million net liability for unrecognized tax benefits for uncertain tax positions from other payables and accrued liabilities to other long-term liabilities during the first quarter of 2007. The additional disclosures required by FIN 48 have been included in the accompanying notes to the audited consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for Lance in 2008, but does not have any impact on the comparability of our financial condition, results of operations or cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. The FASB issued SFAS No. 159 to mitigate earnings volatility that arises when financial assets and liabilities are measured differently, and to expand the use of fair value measurement for financial instruments. SFAS No. 159 is effective for Lance beginning in 2008, but does not have any impact on the comparability of our financial condition, results of operations or cash flows.
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
In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” which enhances the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) the location and amounts of derivative instruments in an entity’s financial statements, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for Lance beginning in 2009.
NOTE 2. DISCONTINUED OPERATIONS
During 2006, we analyzed the different areas of our business and determined that our vending operations were becoming increasingly less competitive in the marketplace. Near the end of 2006, we committed to a plan to discontinue our vending operations and sell all remaining vending machines and related assets. A plan was designed to identify potential buyers and dispose of substantially all of the vending assets by the end of the third quarter of 2007.
Revenue and pre-tax income related to the discontinued vending operations is as follows:

(in thousands)	2008	2007	2006

Revenue	$—	$5,224	$17,833
Pre-tax income	$—	$44	$153
NOTE 3. ACQUISITIONS & INVESTMENTS
On March 14, 2008, we acquired 100% of the outstanding common stock of Brent & Sam’s, Inc. Brent & Sam’s is a producer of private brand premium gourmet cookies with operations in Little Rock, Arkansas. This acquisition enhances our product portfolio and extends our product offering into the premium private brand category. We paid approximately $23.9 million to acquire Brent & Sam’s, net of cash acquired of $0.2 million, mostly funded from borrowings under our existing Credit Agreement. Since the acquisition date, we have repaid all of the $2.2 million assumed debt. The post-acquisition results of operations of Brent & Sam’s, which primarily consists of a bakery facility in North Little Rock, Arkansas, are included in the 2008 consolidated statement of income.

On December 8, 2008, we acquired substantially all of the assets of Archway Cookies, LLC. Archway is a premium soft cookie brand and complements our existing product portfolio. The acquired bakery in Ashland, Ohio, also provides increased capacity to support volume growth in production of our existing private brands portfolio of products. We paid approximately $31.1 million, including direct acquisition costs, to acquire the Archway assets, which were predominately funded from borrowings under our existing Credit Agreement. The post-acquisition results of operations related to these assets are included in the 2008 consolidated statement of income.
We purchased a non-controlling equity interest in an organic snack food company, Late July Snacks LLC, for $2.1 million in 2007. During 2008, we invested an additional $0.2 million into Late July. This investment has been reflected in other assets on the consolidated balance sheet. During 2008 and 2007, the equity method losses were $0.2 million and $0.1 million, respectively, and have been recorded in other expense on the consolidated statements of income. We also manufacture products for Late July. As of December 27, 2008, and December 29, 2007, accounts receivable due from Late July totaled $0.4 million and $0.6 million, respectively.
NOTE 4. INVENTORIES
Inventories at December 27, 2008 and December 29, 2007 consisted of the following:

(in thousands)	2008	2007

Finished goods	$23,227	$21,910
Raw materials	11,556	7,701
Supplies, etc.	15,293	14,297

Total inventories at FIFO cost	50,076	43,908
Less: adjustment to reduce FIFO cost to LIFO cost	(6,964)	(5,249)

Total inventories	$43,112	$38,659

The increase in inventory during 2008 was primarily due to higher inventory costs and $2.0 million of additional inventory from business acquisitions.
During 2008 and 2007, we recorded adjustments to the LIFO reserve of $1.7 million and $1.4 million, respectively, due to higher costs and inventory quantities on hand.

NOTE 5. FIXED ASSETS
Fixed assets at December 27, 2008 and December 29, 2007 consisted of the following:

(in thousands)	2008	2007

Land and land improvements	$15,209	$14,670
Buildings and building improvements	87,067	84,118
Machinery, equipment and computer systems	305,007	287,821
Trucks and automobiles	61,967	59,490
Furniture and fixtures	2,334	2,304
Construction in progress	12,341	10,909

	483,925	459,312
Accumulated depreciation and amortization	(267,456)	(253,732)

	$216,469	$205,580
Assets held for sale	(384)	(505)

Fixed assets, net	$216,085	$205,075

The increase in fixed assets during 2008 was primarily due to purchases of fixed assets for existing facilities and $11.0 million from business acquisitions.
Depreciation expense related to fixed assets was $32.0 million during 2008, $29.3 million during 2007, and $26.8 million during 2006.
During 2008, we capitalized $0.3 million of interest expense into fixed assets as part of our ERP system implementation.
There are two facilities in Canada that accounted for $17.5 million and $24.2 million of the total net fixed assets in 2008 and 2007, respectively.
At December 27, 2008, and December 29, 2007, assets held for sale consisted of land and buildings related to certain properties in Columbus, Georgia.
NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the fiscal year ended December 27, 2008, are as follows:

Carrying
(in thousands)	Amount

Balance as of December 29, 2007	$55,956
Business acquisitions	32,722
Changes in foreign currency exchange rates	(8,568)

Balance as of December 27, 2008	$80,110

As of December 27, 2008 and December 29, 2007, acquired intangible assets consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount

As of December 27, 2008:
Customer relationships — amortized	$4,678	$(315)	$4,363
Non-compete agreement — amortized	500	$—	500
Trademarks — unamortized	19,103	—	19,103

Total other intangible assets as of December 27, 2008	$24,281	$(315)	$23,966

As of December 29, 2007:
Customer relationships — amortized	$378	$(82)	$296
Trademarks — unamortized	12,875	—	12,875

Total other intangible assets as of December 29, 2007	$13,253	$(82)	$13,171

During 2008, we added approximately $11.0 million of intangible assets from business acquisitions.
The intangible assets related to customer relationships are being amortized over a weighted average useful life of 14 years and will be amortized through 2023. Amortization expense related to intangibles was less than $0.3 million for the year ended December 27, 2008. For each of the years ended December 29, 2007, and December 30, 2006, intangible amortization expense was less than $0.1 million. We estimate that annual amortization expense for intangible assets related to customer relationships to be less than $0.4 million for each of the next five years.
The non-compete agreement relates to the acquisition of Brent & Sam’s and will be amortized over the two-year period following the expiration of an employment agreement.
The trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely. Therefore, the trademarks are not amortized.
NOTE 7. LONG-TERM DEBT
At December 27, 2008 and December 29, 2007, we had the following debt outstanding:

(in thousands)	2008	2007

Unsecured U.S. term loan due October 2011, interest payable based on the 30-day LIBOR, plus applicable margin of 0.50% (1.94% at December 27, 2008, including applicable margin)	$50,000	$50,000

Unsecured U.S. Dollar-denominated revolving credit facility, interest payable based on the weighted-average 30-day LIBOR, plus applicable margin of 0.40% (1.94% at December 27, 2008, including applicable margin)	48,000	—

Unsecured Canadian Dollar — denominated revolving credit facility, interest payable based on Canadian Bankers’ Acceptance discount rate or Canadian Prime rate, plus the applicable margin and an additional 0.13% fee	—	—

Total Debt	98,000	50,000
Less current portion of long-term debt	(7,000)	—

Total long-term debt	$91,000	$50,000

During 2008, the increase in debt was primarily used to fund acquisitions.
The applicable margin is determined by certain financial ratios. The Credit Agreement also requires us to pay a facility fee on the entire US$100.0 million and CDN$15.0 million revolvers ranging from 0.07% to 0.13% based on certain financial ratios. Although no debt repayments are required before 2011, we classified $7.0 million as short-term borrowings on the consolidated balance sheet ended December 27, 2008, based on our projected cash flows for 2009. Including the effect of interest rate swap agreements, the weighted average interest rate for 2008 and 2007 was 3.6% and 5.3%, respectively. See Note 8, Derivatives, for further information.
The carrying value of all long-term debt approximates fair value. At December 27, 2008 and December 29, 2007, we had available $46.5 million and $95.0 million, respectively, of unused credit facilities. Under certain circumstances and subject to certain conditions, we have the option to increase available credit under the Credit Agreement by up to $50.0 million during the life of the facility.
The Credit Agreement requires us to comply with certain defined covenants, such as a maximum debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio of 3.0 and a minimum interest coverage ratio of 2.5. At December 27, 2008, our debt to EBITDA ratio was 1.6, and our interest coverage ratio was 8.7. In addition, our revolving credit agreement restricts payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $125.0 million. At December 27, 2008, our consolidated stockholders’ equity was $235.5 million. We were in compliance with these covenants at December 27, 2008. Total interest expense for 2008, 2007 and 2006 was $3.2 million, $2.9 million, and $3.3 million, respectively. During 2008, we capitalized $0.3 million of interest expense into fixed assets as part of our ERP system implementation.
NOTE 8. DERIVATIVE INSTRUMENTS
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate, Canadian Bankers’ Acceptance discount rate, Canadian prime rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable rate debt. In November 2006, we entered into an interest rate swap agreement on $35 million of debt in order to fix the interest rate at 4.99%, plus applicable margin. The applicable margin on December 27, 2008, was 0.50%. The fair value of the interest rate swap liability was $3.3 million and $1.3 million on December 27, 2008 and December 29, 2007, respectively. In July 2008, we entered into an interest rate swap agreement on an additional $15 million of debt in order to fix the interest rate at 3.87%, plus applicable margin. The fair value of the interest rate swap liability was $1.0 million on December 27, 2008. While these swaps fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $0.4 million lower without these swaps during 2008. These swaps are accounted for as cash flow hedges.

NOTE 9. INCOME TAXES
Income tax expense (benefit) consists of the following:

(in thousands)	2008	2007	2006

Current:
Federal	$3,140	$11,744	$8,517
State and other	240	888	671
Foreign	102	(52)	(523)

	3,482	12,580	8,665

Deferred:
Federal	5,860	560	838
State and other	720	240	112
Foreign	(695)	(854)	247

	5,885	(54)	1,197

Total income tax expense	$9,367	$12,526	$9,862

A reconciliation of the federal income tax rate to our effective income tax rate for the years ended December 27, 2008, December 29, 2007, and December 30, 2006 follows:

	2008	2007	2006

Statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	1.3	1.7	2.0
Net favorable foreign income taxes as a result of tax adjustments and tax rate differences	(1.0)	(1.3)	(2.5)
Changes in deferred taxes for effective state rate changes	(0.1)	0.2	(0.1)
Miscellaneous items, net	(0.6)	(1.2)	0.4

Effective income tax rate	34.6%	34.4%	34.8%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 27, 2008 and December 29, 2007, are presented below:

(in thousands)	2008	2007

Deferred tax assets:
Reserves for employee compensation, deductible when paid for income tax purposes, accrued for financial reporting purposes	$7,739	$5,916
Reserves for insurance claims, deductible when paid for income tax purposes, accrued for financial reporting purposes	4,620	5,488
Other reserves, deductible when paid for income tax purposes, accrued for financial reporting purposes	1,884	2,639
Unrealized losses, deductible when realized for income tax purposes, included in other comprehensive income	2,244	278
Inventories, principally due to additional costs capitalized for income tax purposes	1,523	1,764
Net state and foreign operating loss and tax credit carryforwards	702	1,182

Total gross deferred tax assets	18,712	17,267
Less valuation allowance	(199)	(224)

Net deferred tax assets	18,513	17,043

Deferred tax liabilities:
Fixed assets, principally due to differences in depreciation, net of impairment reserves	(35,155)	(30,089)
Trademark amortization	(2,887)	(2,905)
Unrealized gains includible when realized for income tax purposes, included in other comprehensive income	(104)	(98)
Prepaid expenses and other costs deductible for tax, amortized for financial statement purposes	(1,830)	(1,490)

Total gross deferred tax liabilities	(39,976)	(34,582)

Total net deferred tax liabilities	$(21,463)	$(17,539)

In 2008 and 2007, the valuation allowance on deferred tax assets related to a state net operating loss carryforward, which management did not believe would be fully utilized due to the limited nature of our activities in that state.
Our effective tax rate is based on the level and mix of income of our separate legal entities, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Significant judgment is required in evaluating tax positions that affect the annual tax rate.
Unrecognized tax benefits for uncertain tax positions are recorded in accordance with Financial Accounting Standards Board Interpretation No. 48 (FIN 48). We adjust these liabilities in light of changing facts and circumstances, such as the progress of a tax audit.
As of December 27, 2008, we have recorded gross unrecognized tax benefits totaling $1.1 million and related interest and penalties of $0.3 million in other long-term liabilities on the consolidated balance sheet. Of this total amount, $1.1 million would affect the effective tax rate if subsequently recognized. We expect that certain income tax audits will be settled and various tax authorities’ statutes of limitations will expire during the next twelve months resulting in a potential $0.6 million reduction of the unrecognized tax benefit amount. We classify interest and penalties associated with income tax positions within income tax expense. During 2008, $0.1 million of interest and penalties related to unrecognized tax benefits were recorded in income tax expense.

We have open years for income tax audit purposes in our major taxing jurisdictions according to statutes as follows:

Jurisdiction	Open Years

US federal	2005 and forward
Canada federal	2004 and forward
Ontario provincial	2003 and forward
Massachusetts	2001 and forward
North Carolina	2005 and forward
Iowa	2005 and forward

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows:

(in thousands)	2008

Balance at December 30, 2007 (first day of fiscal 2008)	$1,499
Additions for tax positions taken during the current period	89
Reductions resulting from a lapse of the statute of limitations	(536)

Balance at December 27, 2008	$1,052

NOTE 10. POSTRETIREMENT BENEFITS PLANS
In 2001, we began the phase out of our unfunded postretirement healthcare plan. This plan currently provides postretirement medical benefits for certain retirees who were age 55 or older on June 30, 2001 and their spouses for medical coverage between the ages of 60 and 65. Retirees pay contributions toward medical coverage based on the medical plan and coverage they select. The postretirement healthcare plan will be phased-out completely in 2011. As of December 27, 2008, there were 12 participants in the postretirement healthcare plan. The total liability recorded was less than $0.1 million at December 27, 2008.
We also have a defined contribution retirement plan (known as the Lance, Inc. Profit-Sharing “PSR” and 401(k) Retirement Saving Plan) that covers substantially all of our employees. The PSR plan provides contributions equal to 3.25% of qualified employee wages if an employee has less than ten years of service, and 3.5% of qualified wages if over ten years of service. The 401(k) plan provides a 50% match of the first 5% of employee contributions not to exceed 2.5% of the employee’s qualified wages. Total expenses for these employee retirement plans were $8.0 million, $7.6 million and $7.3 million, in 2008, 2007 and 2006, respectively.
Additionally, we provide supplemental retirement benefits to certain retired and active key officers. The discounted liability recorded in other long-term liabilities on the consolidated balance sheets was $1.0 million and $1.1 million at December 27, 2008, and December 29, 2007.
NOTE 11. EQUITY BASED INCENTIVE COMPENSATION
Total equity-based incentive expense recorded in the consolidated statements of income was $6.0 million, $3.3 million, and $4.9 million for the years ended December 27, 2008, December 29, 2007, and December 30, 2006, respectively.

Key Employee Incentive Plans
As of December 27, 2008, there were approximately 1.3 million securities available for future issuance under the 2007 Key Employee Incentive Plan. This Plan provided for a maximum of 1.8 million new securities to be issued to key employees as defined in the plan. The plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock and performance shares, and expires in April 2013. The plan also authorizes other awards denominated in monetary units or shares of common stock payable in cash or shares of common stock. At December 27, 2008, there were no SARs outstanding. In April 2008, the 2003 Key Employee Stock Plan (the 2003 Plan) expired and there are no securities available for future issuance from this plan.
Long-term Incentive Plans
Long-term incentive plans are accounted for as liability share-based payment plans. Once certain performance and time-based measures are attained, the related liabilities are converted into equity instruments. As of December 27, 2008, and December 29, 2007, liabilities for long-term incentive plans were $1.5 million and $1.4 million, respectively.
Employee Stock Options
As of December 27, 2008, there was $1.8 million of total unrecognized compensation expense related to outstanding stock options. This cost is expected to be recognized, consistent with vesting on a straight-line basis over a weighted-average period of 2.0 years. Cash received from option exercises during 2008, 2007 and 2006 was $2.1 million, $3.7 million and $14.9 million, respectively. The cash tax windfall benefit realized for the tax deductions from option exercises was $0.4 million, $1.0 million and $3.2 million, respectively, during 2008, 2007, and 2006. The total intrinsic value of stock options exercised during 2008, 2007, and 2006 was $1.0 million, $2.7 million, and $8.6 million, respectively.
Stock options become exercisable in periods ranging from immediately to five years after the grant date. The option price, which equals the fair market value of our common stock at the date of grant, ranges from $7.65 to $24.00 per share for the outstanding options as of December 27, 2008. The weighted average exercise price of exercisable options was $16.26 as of December 27, 2008.

		Outstanding
	Options	Weighted Average	Options
	Outstanding	Exercise Price	Exercisable

Balance at December 29, 2007	1,213,090	$16.91	657,024
Granted	490,305	16.89
Exercised	(133,825)	14.47
Expired/Forfeited	(42,000)	20.98

Balance at December 27, 2008	1,527,570	$17.01	1,197,627

Weighted average contractual term	6.3 years		5.9 years

Aggregate intrinsic value	$7.7 million		$6.9 million

The following assumptions were used to determine the weighted average fair value of options granted during the years ended December 27, 2008, December 29, 2007 and December 30, 2006:

	2008	2007	2006

Assumptions used in Black Scholes pricing model:
Expected dividend yield	3.79%	3.13%	3.21%
Risk-free interest rate	2.71%	4.23%	4.54%
Weighted average expected life (simplified method)	4.8 years	5.0 years	6.5 years
Expected volatility	26.76%	29.47%	31.20%
Weighted average fair value per share of options granted	$3.00	$4.56	$5.50

Employee Restricted Stock and Restricted Stock Unit Awards
As of December 27, 2008, there was $5.0 million of total unrecognized compensation expense related to outstanding restricted stock awards. This cost is expected to be recognized, consistent with vesting on a straight-line basis over a weighted-average period of 1.8 years.
During 2005, we awarded 300,000 restricted stock units, half of which would be settled in common stock shares and half of which would be settled in cash. During 2006, the Compensation Committee of the Board of Directors approved an amendment that re-designated the 150,000 units that were to be settled in cash to units settled in stock for our Chief Executive Officer. Pursuant to SFAS No. 123R, these restricted units are classified as equity as opposed to a liability. Accordingly, there was an increase to additional paid-in capital of $0.6 million with an offsetting reduction in other long-term liabilities during 2006. Compensation costs associated with the restricted stock units that are settled in common stock shares are amortized over the vesting period through May 2010.
During 2006, the Compensation Committee of the Board of Directors approved the 2006 Five-Year Performance Equity Plan for Officers and Senior Managers, which included performance equity units to be paid in common stock to key employees in 2011. All shares issued under the Five-Year Performance Equity Plan were awarded under the 2003 Plan. The number of awards ultimately issued under this plan is contingent upon our relative stock price compared to the Russell 2000 Index and can range from zero to 100% of the awards granted. The fair value of the award was calculated using the Monte Carlo valuation method. This method estimates the probability of the potential payouts using the historical volatility of our common stock compared to the Russell 2000 Index. Included in our assumptions was a risk-free interest rate of 4.53%, expected volatility of 35.08%, and an expected dividend rate of 2.8%. Based on these assumptions, a discount rate of 33.4% was applied to the market value on the grant date. Compensation costs associated with the restricted stock units are amortized over the vesting period through the end of 2010.

	Restricted Stock
	and Restricted Unit	Weighted Average
	Awards Outstanding	Grant Date Fair Value

Balance at December 29, 2007	722,800	$17.68
Granted	151,473	16.70
Exercised	(61,301)	18.41
Expired/Forfeited	(27,021)	14.89

Balance at December 27, 2008	785,951	$17.53

The deferred portion of these restricted shares is included in the consolidated balance sheet as additional paid-in capital. The weighted average grant date fair value for awards granted during 2007 and 2006 was $17.78 and $14.91, respectively.

Non-Employee Director Stock Option Plan
In 1995, we adopted a Nonqualified Stock Option Plan for Non-Employee Director (Director Plan). The Director Plan requires among other things that the options are not exercisable unless the optionee remains available to serve as a director until the first anniversary of the date of grant, except that the initial option shall be exercisable after six months. The options under this plan vest on the first anniversary of the date of grant. Options granted under the Director Plan expire ten years from the date of grant. After December 28, 2002, there were no awards made under this plan. The option price, which equals the fair market value of our common stock at the date of grant, ranges from $10.50 to $15.88 per share. There were 64,000 options outstanding at December 27, 2008. At December 27, 2008, the weighted average remaining contractual term was 1.8 years, and the aggregate intrinsic value was $0.6 million.

	Options	Weighted Average	Options
	Outstanding	Exercise Price	Exercisable

Balance at December 29, 2007	98,500	$14.60	98,500
Granted	—	—
Exercised	(16,000)	12.98
Expired/Forfeited	(18,500)	21.63

Balance at December 27, 2008	64,000	$12.98	64,000

Non-Employee Director Restricted Stock Awards
In 2008, we adopted the Lance, Inc. 2008 Director Stock Plan (“2008 Director Plan”). With the adoption of the 2008 Director Plan, no further awards will be made under the 2003 Director Plan that expired in April 2008. The 2008 Director Plan is intended to attract and retain persons of exceptional ability to serve as Directors and to further align the interests of Directors and stockholders in enhancing the value of our common stock and to encourage such Directors to remain with and to devote their best efforts to the company. The Board of Directors reserved 200,000 shares of common stock for issuance under the 2008 Director Plan. This number is subject to adjustment in the event of stock dividends and splits, recapitalizations and similar transactions. The 2008 Director Plan is administered by the Board of Directors and expires in April 2013. As of December 27, 2008, there were 184,000 shares available for future issuance under the 2008 Director Plan.
In 2008, we awarded 16,000 shares of common stock to our directors, subject to certain vesting restrictions. During 2007 and 2006, we awarded 9,000 shares of common stock to our directors with a grant date fair value of $23.23 and $24.85, respectively. At December 27, 2008, there were 16,000 unvested restricted shares outstanding with a remaining contractual term of four months and a grant date fair value of $20.36. Compensation costs associated with these restricted shares are amortized over the vesting period, at which time the earned portion is charged against current earnings. The deferred portion of these restricted shares is included in the consolidated balance sheet as additional paid-in capital.
Employee Stock Purchase Plan
We have an employee stock purchase plan under which shares of common stock are purchased on the open market with employee and company contributions. The plan provides for us to contribute an amount equal to 10% of the employees’ contributions, and up to 25% for certain employees who are not executive officers. We contributed less than $0.1 million to the employee stock purchase plan during each of 2008, 2007 and 2006.

NOTE 12. OTHER COMMITMENTS AND CONTINGENCIES
We have entered into contractual agreements providing severance benefits to certain key employees in the event of a change in control. Commitments not previously accrued for under these agreements totaled $23.7 million at December 27, 2008.
We have entered into contractual agreements providing severance benefits to certain key employees in the event of termination without cause. Commitments under these agreements not previously accrued for were $9.0 million as of December 27, 2008. The maximum aggregate commitment for both the change in control and severance agreements as of December 27, 2008 was $25.6 million.
We lease certain facilities and equipment under contracts classified as operating leases. Rental expense was $5.3 million in 2008, $6.2 million in 2007, and $6.6 million in 2006. Future minimum lease commitments for operating leases at December 27, 2008 were as follows:

(in thousands)	Amount

2009	$1,790
2010	339
2011	205
2012	118
2013	86
Thereafter	24

Total operating lease commitments	$2,562

We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. These letters of credit amounted to $17.7 million as of December 27, 2008.
We entered into agreements with suppliers for certain ingredients and packaging materials used in the production process. These agreements are entered into in the normal course of business and consist of agreements to purchase a certain quantity over a certain period of time. As of December 27, 2008, outstanding purchase commitments for inventory items totaled $95.2 million. These commitments range in length from a few weeks to 12 months.
In addition, we are subject to routine litigation and claims incidental to our business. In our opinion, such routine litigation and claims should not have a material adverse effect upon our consolidated financial statements taken as a whole.
NOTE 13. STOCKHOLDERS’ EQUITY
Capital Stock
Our Restated Charter, as amended, authorizes 75,000,000 shares of common stock with a par value of $0.83-1/3 to be issued in such series and with such preferences, limitations and relative rights as the Board of Directors may determine from time to time. There were 31,522,953 and 31,214,743 shares of common stock outstanding at December 27, 2008, and December 29, 2007, respectively. There were no preferred shares outstanding.

Stockholder Rights Plan
On July 14, 1998, our Board of Directors adopted a Preferred Shares Rights Agreement (Rights Agreement), designed to protect all of our stockholders and ensure that they receive fair and equal treatment in the event of an attempted takeover or certain takeover tactics. None of these rights were redeemed and all expired on July 14, 2008, in accordance with the terms of the Rights Agreement.
Other Comprehensive Income
Accumulated other comprehensive income presented in the consolidated balance sheets consists of:

(in thousands)	2008	2007

Foreign currency translation adjustment	$3,023	$16,576
Postretirement actuarial gains recognized in net income, net of tax	180	171
Net unrealized losses on derivative instruments, net of tax	(4,040)	(447)

Total accumulated other comprehensive income	$(837)	$16,300

Income taxes on the foreign currency translation adjustment in other comprehensive income are not recognized because the earnings are intended to be indefinitely reinvested in those operations.

NOTE 14. INTERIM FINANCIAL INFORMATION (UNAUDITED)
A summary of interim financial information follows (in thousands, except per share data):

	2008 Interim Period Ended
	March 29	June 28	September 27	December 27
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)

Net sales and other operating revenue	$197,968	$213,614	$225,587	$215,298
Cost of sales	123,460	133,691	143,040	131,336

Gross margin	74,508	79,923	82,547	83,962
Selling, general and administrative	72,857	74,568	72,337	71,918
Other (income)/expense, net	(4)	161	(536)	(476)

Income from continuing operations before interest and income taxes	1,655	5,194	10,746	12,520
Interest expense, net	606	860	708	867

Income from continuing operations before income taxes	1,049	4,334	10,038	11,653
Income tax expense	404	1,626	3,229	4,109

Net income from continuing operations	645	2,708	6,809	7,544
Income from discontinued operations	—	—	—	—
Income tax expense	—	—	—	—

Net income from discontinued operations	—	—	—	—

Net income	$645	$2,708	$6,809	$7,544

From continuing operations:
Net income per common share — basic	$0.02	$0.09	$0.22	$0.24
Net income per common share — diluted	0.02	0.09	0.21	0.24
From discontinued operations:
Net income per common share — basic	—	—	—	—
Net income per common share — diluted	—	—	—	—

Dividends declared per common share	$0.16	$0.16	$0.16	$0.16

	2007 Interim Period Ended
	March 31	June 30	September 29	December 29
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)

Net sales and other operating revenue	$182,426	$197,036	$198,052	$185,222
Cost of sales	102,976	109,435	115,692	116,384

Gross margin	79,450	87,601	82,360	68,838
Selling, general and administrative	69,616	71,467	70,253	65,981
Other (income)/expense, net	(90)	973	522	985

Income from continuing operations before interest and income taxes	9,924	15,161	11,585	1,872
Interest expense, net	604	615	550	454

Income from continuing operations before income taxes	9,320	14,546	11,035	1,418
Income tax expense	3,448	5,277	3,448	337

Net income from continuing operations	5,872	9,269	7,587	1,081
Income/(loss) from discontinued operations	537	(346)	(146)	—
Income tax expense/(benefit)	199	(129)	(54)	—

Net income/(loss) from discontinued operations	338	(217)	(92)	—

Net income	$6,210	$9,052	$7,495	$1,081

From continuing operations:
Net income per common share — basic	$0.19	$0.30	$0.24	$0.03
Net income per common share — diluted	0.19	0.30	0.24	0.03
From discontinued operations:
Net income/(loss) per common share — basic	0.01	(0.01)	—	—
Net income/(loss) per common share — diluted	0.01	(0.01)	—	—

Dividends declared per common share	$0.16	$0.16	$0.16	$0.16

SCHEDULE II — VALUATION & QUALIFYING ACCOUNTS
For Fiscal Years ended December 27, 2008, December 29, 2007, and December 30, 2006
(in thousands)

		Additions
	Beginning	(Reductions)		Ending
	Balance	to Expense	Deductions	Balance

Fiscal year ended December 27, 2008:
Allowance for doubtful accounts	$506	763	(406)	$863
LIFO inventory reserves	$5,249	1,715	—	$6,964
Deferred tax asset valuation allowance	$224	(25)	—	$199

Fiscal year ended December 29, 2007:
Allowance for doubtful accounts	$994	(165)	(323)	$506
LIFO inventory reserves	$3,837	1,412	—	$5,249
Deferred tax asset valuation allowance	$417	(193)	—	$224

Fiscal year ended December 30, 2006:
Allowance for doubtful accounts	$5,337	(838)	(3,505)	$994
LIFO inventory reserves	$4,920	(1,083)	—	$3,837
Deferred tax asset valuation allowance	$460	(43)	—	$417

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Lance, Inc.:
We have audited the accompanying consolidated balance sheets of Lance, Inc. and subsidiaries (the Company) as of December 27, 2008 and December 29, 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 27, 2008. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule “Valuation and Qualifying Accounts.” Additionally, we have audited the Company’s internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 27, 2008 and December 29, 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 27, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Additionally, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in the Summary of Significant Accounting Policies, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109,” effective December 31, 2006. Additionally, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective January 1, 2006, and the recognition and disclosure provisions of Statement of Financial Accounting Standards, No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of December 30, 2006.
/s/ KPMG LLP
Charlotte, North Carolina
February 23, 2009

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
Management assessed the effectiveness of internal control over financial reporting as of December 27, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 27, 2008.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 27, 2008. See page 51 for “Management’s Report on Internal Control over Financial Reporting.” Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. The report of the independent registered public accounting firm appears on page 49.
There have been no changes in our internal control over financial reporting during the quarter ended December 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.
PART III
Items 10 through 14 are incorporated by reference to the sections captioned Principal Stockholders and Holdings of Management, Election of Directors, The Board of Directors and its Committees, Compensation Committee Interlocks and Insider Participation, Compensation Committee Report, Equity Compensation Plans, Director Compensation, Section 16(a) Beneficial Ownership Reporting Compliance, Executive Officer Compensation and Ratification of Selection of Independent Public Accountants in our Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2009 and to the Separate Item in Part I of this Annual Report captioned Executive Officers of the Registrant.

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
(a) 3. Exhibit Index.
          2.1 Asset Purchase Agreement, dated November 13, 2008, as amended and approved on December 3, 2008, by and among Archer Acquisitions, LLC, a North Carolina limited liability company, Archway Cookies, LLC, a Delaware limited liability company, and for purposes of Section 6.4 of the Agreement, the Registrant, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 9, 2008 (File No. 0-398).
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
          3.3 Articles of Amendment of Lance, Inc., as filed on October 30, 2008, eliminating the Registrant’s Series A Junior Participating Preferred Stock, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 31, 2008 (File No. 0-398).
          3.4 Bylaws of Lance, Inc., as amended through November 1, 2007, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2007 (File No. 0-398).
          4.1 See 3.1, 3.2, 3.3 and 3.4 above.
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
          10.6 Lance, Inc. 2008 Director Stock Plan, incorporated herein by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 filed on May 15, 2008 (File No. 333-150931).
          10.7* Lance, Inc. Compensation Deferral and Benefit Restoration Plan, as amended, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-398).
          10.8* Lance, Inc. 2006 Annual Performance Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 3, 2006 (File No. 0-398).

          10.9* Lance, Inc. 2006 Three-Year Incentive Plan for Officers, as amended, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 30, 2007 (File No. 0-398).
          10.10* Lance, Inc. 2006 Five-Year Performance Equity Plan for Officers and Senior Managers, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2006 (File No. 0-398).
          10.11* Lance, Inc. 2007 Annual Performance Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 31, 2007 (File No. 0-398).
          10.12* Lance, Inc. 2007 Three-Year Performance Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 31, 2007 (File No. 0-398).
          10.13* Lance, Inc. 2007 Stock Option Plan for Officers and Key Managers, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2007 (File No. 0-398).
          10.14* Lance, Inc. 2008 Annual Performance Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 29, 2008 (File No. 0-398).
          10.15* Lance, Inc. 2008 Three-Year Performance Incentive Plan for Officers and Key Managers, as amended, filed herewith.
          10.16* Lance, Inc. 2005 Employee Stock Purchase Plan, as amended and restated, incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-398).
          10.17* Executive Employment Agreement dated May 11, 2005 between the Registrant and David V. Singer, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2005 (File No. 0-398).
          10.18* Executive Employment Agreement Amendment dated April 24, 2008 between the Registrant and David V. Singer, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 28, 2008 (File No. 0-398).
          10.19* Amended and Restated Compensation and Benefits Assurance Agreement dated April 24, 2008 between the Registrant and David V. Singer, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 28, 2008 (File No. 0-398).
          10.20* Restricted Stock Unit Award Agreement dated May 11, 2005 between the Registrant and David V. Singer, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 16, 2005 (File No. 0-398).

          10.21* Restricted Stock Unit Award Agreement Amendment dated April 27, 2006 between the Registrant and David V. Singer, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 3, 2006 (File No. 0-398).
          10.22* Restricted Stock Unit Award Agreement Amendment Number Two dated April 24, 2008 between the Registrant and David V. Singer, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 28, 2008 (File No. 0-398).
          10.23* Offer Letter, effective as of January 30, 2006, between the Registrant and Rick D. Puckett, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2006 (File No. 0-398).
          10.24* Form of Amended and Restated Compensation and Benefits Assurance Agreement between the Registrant and each of Rick D. Puckett, Glenn A. Patcha, Blake W. Thompson, Frank I. Lewis and Earl D. Leake, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 28, 2008 (File No. 0-398).
          10.25* Amended and Restated Executive Severance Agreement dated April 24, 2008 between the Registrant and Earl D. Leake, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 28, 2008 (File No. 0-398).
          10.26* Form of Executive Severance Agreement between the Registrant and each of Frank I. Lewis, Glenn A. Patcha, Rick D. Puckett, Blake W. Thompson and Margaret E. Wicklund, incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (File No. 0-398).
          10.27* Agreement, effective as of February 14, 2007, between the Registrant and L. Rudy Gragnani, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 31, 2007 (File No. 0-398).
          10.28* Retirement Agreement, effective March 26, 2007, between the Registrant and H. Dean Fields, incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 31, 2007 (File No. 0-398).
          10.29* Offer Letter, effective as of January 8, 2007, between the Registrant and Glenn A. Patcha, incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 31, 2007 (File No. 0-398).
          10.30 Credit Agreement, dated as of October 20, 2006, among the Registrant, Tamming Foods, Ltd., Bank of America, National Association, Wachovia Capital Markets, LLC and the other lenders named therein, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006 (File No. 0-398).
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

LANCE, INC.
Dated: February 23, 2009	By:	/s/ David V. Singer
David V. Singer
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ David V. Singer David V. Singer	President and Chief Executive Officer (Principal Executive Officer)	February 23, 2009

/s/ Rick D. Puckett Rick D. Puckett	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)	February 23, 2009

/s/ Margaret E. Wicklund Margaret E. Wicklund	Vice President, Corporate Controller and Assistant Secretary (Principal Accounting Officer)	February 23, 2009

/s/ W. J. Prezzano W. J. Prezzano	Chairman of the Board of Directors	February 23, 2009

/s/ Jeffrey A. Atkins Jeffrey A. Atkins	Director	February 23, 2009

/s/ J.P. Bolduc J.P. Bolduc	Director	February 23, 2009

Signature	Capacity	Date

/s/ William R. Holland William R. Holland	Director	February 23, 2009

/s/ James W. Johnston James W. Johnston	Director	February 23, 2009

/s/ Dan C. Swander Dan C. Swander	Director	February 23, 2009

/s/ Isaiah Tidwell Isaiah Tidwell	Director	February 23, 2009

/s/ S. Lance Van Every S. Lance Van Every	Director	February 23, 2009