Form 10-Q
period 2009-03-28
LANCE INC
filed 2009-04-24
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarter ended March 28, 2009
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
Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐      No ☐
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
Yes ☐      No ☑
The number of shares outstanding of the registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock as of April 17, 2009, was 31,923,449 shares.

LANCE, INC. AND SUBSIDIARIES
INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited) — Quarters Ended March 28, 2009 and March 29, 2008	3

Condensed Consolidated Balance Sheets — March 28, 2009 (Unaudited) and December 27, 2008	4

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income/(Loss) (Unaudited) — Quarters Ended March 28, 2009 and March 29, 2008	5

Condensed Consolidated Statements of Cash Flows (Unaudited) — Quarters Ended March 28, 2009 and March 29, 2008	6

Notes to the Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 1A. Risk Factors	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 6. Exhibits	15

SIGNATURE	16
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
For the Quarters Ended March 28, 2009 and March 29, 2008
(in thousands, except share and per share data)

	Quarter Ended
	March 28,	March 29,
	2009	2008
Net revenue	$215,809	$197,968
Cost of sales	131,413	123,460

Gross margin	84,396	74,508

Selling, general and administrative	73,505	72,857
Other expense/(income), net	61	(4)

Earnings before interest and income taxes	10,830	1,655

Interest expense, net	812	606

Income before income taxes	10,018	1,049

Income tax expense	3,566	404

Net income	$6,452	$645

Basic earnings per share	$0.21	$0.02
Weighted average shares outstanding — basic	31,403,000	31,103,000

Diluted earnings per share	$0.20	$0.02
Weighted average shares outstanding — diluted	32,064,000	31,608,000
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of March 28, 2009 (Unaudited) and December 27, 2008
(in thousands, except share data)

	March 28,	December 27,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$2,449	$807
Accounts receivable, net	80,852	74,406
Inventories	48,669	43,112
Deferred income taxes	8,833	9,778
Prepaid expenses and other current assets	16,962	12,933

Total current assets	157,765	141,036

Other assets:
Fixed assets, net	212,413	216,085
Goodwill and other intangible assets, net	103,351	104,076
Other noncurrent assets	5,127	4,949

Total assets	$478,656	$466,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,234	$25,939
Other payables and accrued liabilities	51,145	58,630
Short-term debt	—	7,000

Total current liabilities	77,379	91,569

Other liabilities:
Long-term debt	112,000	91,000
Deferred income taxes	31,873	31,241
Other noncurrent liabilities	16,770	16,829

Total liabilities	238,022	230,639

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, 31,922,349 and 31,522,953 shares outstanding, respectively	26,601	26,268
Preferred stock, no shares outstanding	—	—
Additional paid-in capital	53,125	49,138
Retained earnings	162,341	160,938
Accumulated other comprehensive loss	(1,433)	(837)

Total stockholders’ equity	240,634	235,507

Total liabilities and stockholders’ equity	$478,656	$466,146

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income/(Loss) (Unaudited)
For the Quarters Ended March 28, 2009 and March 29, 2008
(in thousands, except share data)

			Additional		Accumulated Other
		Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income/(Loss)	Total

Balance, December 29, 2007	31,214,743	$26,011	$41,430	$163,356	$16,300	$247,097

Comprehensive income/(loss):
Net income				645		645
Foreign currency translation adjustment					(3,041)	(3,041)
Net unrealized losses on derivatives, net of $669 tax effect					(1,168)	(1,168)
Actuarial gains recognized in net income, net of $16 tax effect					(27)	(27)

Total comprehensive loss						(3,591)

Cash dividends paid to stockholders				(5,019)		(5,019)

Stock options exercised, including $16 excess tax benefit	5,016	4	66			70

Equity-based incentive expense previously recognized under a liability plan	39,250	33	876			909

Amortization of nonqualified stock options			247			247

Issuances and amortization of restricted stock and units, net of forfeitures	106,657	89	667			756

Balance, March 29, 2008	31,365,666	$26,137	$43,286	$158,982	$12,064	$240,469

Balance, December 27, 2008	31,522,953	$26,268	$49,138	$160,938	$(837)	$235,507

Comprehensive income/(loss):
Net income				6,452		6,452
Foreign currency translation adjustment					(889)	(889)
Net unrealized gains on derivatives, net of $159 tax effect					329	329
Actuarial loss recognized in net income, net of $21 tax effect					(36)	(36)

Total comprehensive income						5,856

Cash dividends paid to stockholders				(5,049)		(5,049)

Stock options exercised, including $280 excess tax benefit	92,354	77	1,530			1,607

Equity-based incentive expense previously recognized under a liability plan	73,356	61	1,532			1,593

Amortization of nonqualified stock options			267			267

Issuances and amortization of restricted stock and units, net of forfeitures	240,427	201	779			980

Repurchase of common stock	(6,741)	(6)	(121)			(127)

Balance, March 28, 2009	31,922,349	$26,601	$53,125	$162,341	$(1,433)	$240,634

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Quarters Ended March 28, 2009 and March 29, 2008
(in thousands)

	Quarters Ended
	March 28,	March 29,
	2009	2008
Operating activities
Net income	$6,452	$645
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	8,501	7,925
Stock-based compensation expense	1,247	1,003
Loss on sale of fixed assets	54	102
Changes in operating assets and liabilities, excluding business acquisition	(20,130)	(3,738)

Net cash (used in)/from operating activities	(3,876)	5,937

Investing activities
Purchases of fixed assets	(5,238)	(7,057)
Proceeds from sale of fixed assets	206	230
Business acquisition, net of cash acquired	—	(24,123)

Net cash used in investing activities	(5,032)	(30,950)

Financing activities
Dividends paid	(5,049)	(5,019)
Issuance of common stock	1,607	70
Proceeds from existing credit facilities	14,000	24,000
Repayments of debt from business acquisition	—	(1,495)

Net cash from financing activities	10,558	17,556

Effect of exchange rate changes on cash	(8)	(34)

Increase/(decrease) in cash and cash equivalents	1,642	(7,491)
Cash and cash equivalents at beginning of period	807	8,647

Cash and cash equivalents at end of period	$2,449	$1,156

Supplemental information:
Cash paid for income taxes, net of refunds of $115 and $0, respectively	$608	$92
Cash paid for interest	$856	$655
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
1.	The accompanying unaudited condensed consolidated financial statements of Lance, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in our Form 10-K for the year ended December 27, 2008, filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2009. In our opinion, these condensed consolidated financial statements reflect all adjustments (consisting of only normal, recurring accruals) necessary to present fairly our condensed consolidated financial position as of March 28, 2009, and December 27, 2008, and the condensed consolidated statements of income for the quarters ended March 28, 2009, and March 29, 2008, and the condensed consolidated statements of stockholders’ equity and comprehensive income/(loss) and cash flows for the quarters ended March 28, 2009, and March 29, 2008. Prior year amounts shown in the accompanying condensed consolidated financial statements have been reclassified for consistent presentation.

2.	The consolidated results of operations for the quarter ended March 28, 2009, are not necessarily indicative of the results to be expected for the year ending December 26, 2009.

3.	Preparing financial statements requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. Examples include customer returns and promotions, allowances for doubtful accounts, self-insurance reserves, impairment analysis of goodwill and other intangible assets, useful lives and impairment of fixed assets, incentive compensation, and income taxes. Actual results may differ from our estimates.

4.	We own a non-controlling equity interest in Late July Snacks LLC, an organic snack food company. We also manufacture products for Late July. During the first quarters of 2009 and 2008, non-branded sales to Late July were approximately $1.1 million and $1.0 million, respectively. As of March 28, 2009, and December 27, 2008, accounts receivable due from Late July totaled $0.6 million and $0.4 million, respectively.

5.	The following tables provide a reconciliation of the common shares used for basic earnings per share and diluted earnings per share:

	Quarters Ended
	March 28,	March 29,
(in thousands)	2009	2008
Weighted average number of common shares used for basic earnings per share	31,403	31,103
Effect of potential dilutive shares	661	505

Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	32,064	31,608

Anti-dilutive shares excluded from the above reconciliation	271	706

6.	During the first quarter of 2009, we granted 73,356 restricted shares related to a long-term incentive plan for key employees that were previously accounted for as a liability. This resulted in an increase in equity and a decrease in accrued liabilities of $1.6 million during the first quarter of 2009. During the same quarter last year, we granted approximately 175,000 vested nonqualified stock options, 19,500 restricted shares and 19,750 shares of common stock related to a long-term incentive plan for key employees that were previously accounted for as a liability. This resulted in an increase in equity and a decrease in accrued liabilities of $0.9 million during the first quarter of 2008.

7.	Sales to our largest customer, Wal-Mart Stores, Inc., were approximately 20% of revenue for the quarters ended March 28, 2009, and March 29, 2008. Accounts receivable at March 28, 2009, and December 27, 2008, included receivables from Wal-Mart Stores, Inc. totaling $20.8 million and $18.0 million, respectively.

LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
8.	In accordance with FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109,” we have recorded gross unrecognized tax benefits as of March 28, 2009 totaling $1.0 million and related interest and penalties of $0.3 million in other noncurrent liabilities on the condensed consolidated balance sheet. Of this amount, $1.1 million would affect the effective tax rate if subsequently recognized. Various taxing authorities’ statutes of limitations related to the computation of our unrecognized tax benefits will expire within twelve months of our prior year-end resulting in a potential $0.6 million reduction of the unrecognized tax benefit amount. We classify interest and penalties associated with income tax positions within income tax expense. The interest and penalty component of the unrecognized tax benefits as of March 28, 2009 was $0.3 million.

We have open years for income tax audit purposes in our major taxing jurisdictions according to statutes as follows:

Jurisdiction	Open years
US federal	2005, 2007 and forward
Canada federal	2004 and forward
Ontario provincial	2003 and forward
Massachusetts	2001 and forward
North Carolina	2005 and forward
Iowa	2005 and forward
9.	Inventories consist of:

	March 28,	December 27,
(in thousands)	2009	2008
Finished goods	$25,595	$23,227
Raw materials	14,157	11,556
Supplies, etc.	15,978	15,293

Total inventories at FIFO cost	55,730	50,076
Less adjustments to reduce FIFO cost to LIFO cost	(7,061)	(6,964)

Total inventories	$48,669	$43,112

10.	In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” which enhances the disclosure requirements for derivative instruments and hedging activities. The information required by SFAS No. 161 is disclosed below.

We are exposed to certain risks relating to our ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and foreign exchange rate risk.

Interest Rate Swaps

Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate, Canadian Bankers’ Acceptance discount rate, Canadian prime rate and U.S. base rate interest. Interest rate swaps are entered into to manage interest rate risk associated with our variable-rate debt and maintain a desirable proportion of fixed to variable-rate debt. In February 2009, we entered into an interest rate swap agreement on an additional $15 million of debt. Therefore, the notional amount of interest rate swaps increased from $50 million at December 27, 2008, to $65 million at March 28, 2009.

Foreign Currency Forwards

We are exposed to foreign exchange rate fluctuations through the operations of our Canadian subsidiary. A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of the operations’ costs, such as raw materials and direct labor, are denominated in Canadian dollars. We have entered into a series of forward contracts to mitigate a portion of this foreign exchange rate exposure. The notional amount for foreign currency forwards decreased from $18.8 million at December 27, 2008, to $18.1 million at March 28, 2009, as contracts expired during the first quarter of 2009. These contracts have maturities through June 2010.

All of our derivative instruments are accounted for as cash flow hedges.

LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The pre-tax income/(expense) effect of derivative instruments on the condensed consolidated statements of income is as follows:

	Quarters Ended
	March 28,	March 29,
(in thousands)	2009	2008
Interest rate swaps (included in Interest expense, net)	$(544)	$(104)
Foreign currency forwards (included in Net revenue)	(783)	50
Foreign currency forwards (included in Other expense)	(23)	3

Total net pre-tax expense from derivative instruments	$(1,350)	$(51)

The effect of derivative instruments on the condensed consolidated balance sheets is as follows:

	Fair Value of Liability at
	March 28,	December 27,
(in thousands)	2009	2008
Interest rate swaps (included in Other noncurrent liabilities)	$(4,310)	$(4,272)
Foreign currency forwards (included in Other payables and accrued liabilities)	(1,532)	(2,094)

Total fair value of derivative instruments	$(5,842)	$(6,366)

The change in unrealized pre-tax gains/(losses) included in other comprehensive income due to fluctuations in interest rates and foreign exchange rates were as follows:

	Quarters Ended
	March 28,	March 29,
(in thousands)	2009	2008
Interest rate swaps	$(38)	$(1,246)
Foreign currency forwards	526	(591)

Total change in unrealized pre-tax gains/(losses) from derivative instruments	$488	$(1,837)

The counterparty risk associated with our derivative instruments is considered minimal because the fair values of these instruments are in a liability position at March 28, 2009.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements and Risk Factors
We, from time to time, make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our estimates, expectations, beliefs, intentions, or strategies for the future, and the assumptions underlying such statements. We use the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify our forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Factors that could cause these differences include, but are not limited to, those set forth under Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 27, 2008.
Caution should be taken not to place undue reliance on our forward-looking statements, which reflect our management’s expectations only as of the time such statements are made. We undertake no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
Results of Operations
Management’s discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. We routinely evaluate our estimates, including those related to customer returns and promotions, provisions for bad debts, inventory valuations, useful lives of fixed assets, hedge transactions, supplemental retirement benefits, intangible asset valuations, incentive compensation, income taxes, insurance, post-retirement benefits, contingencies and legal proceedings. Actual results may differ from these estimates.
Quarter Ended March 28, 2009 Compared to Quarter Ended March 29, 2008

					Favorable/
	Quarter Ended				(Unfavorable)
(dollars in thousands)	March 28, 2009		March 29, 2008		Variance

Net revenue	$215,809	100.0%	$197,968	100.0%	$17,841	9.0%
Cost of sales	131,413	60.9%	123,460	62.4%	(7,953)	(6.4%)

Gross margin	84,396	39.1%	74,508	37.6%	9,888	13.3%
Selling, general and administrative	73,505	34.1%	72,857	36.8%	(648)	(0.9%)
Other expense/(income), net	61	—	(4)	—	(65)	(1625.0%)

Earnings before interest and taxes	10,830	5.0%	1,655	0.8%	9,175	554.4%
Interest expense, net	812	0.4%	606	0.3%	(206)	(34.0%)
Income tax expense	3,566	1.7%	404	0.2%	(3,162)	(782.7%)

Net income	$6,452	3.0%	$645	0.3%	$5,807	900.3%

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net income increased $5.8 million in the first quarter of 2009 compared to the same quarter in 2008, despite the negative impact that we faced relative to the recent peanut butter recall. In January 2009, there was a recall of products containing peanuts, peanut butter paste and peanut butter purchased from an independent supplier. Although our sandwich crackers contain only peanut butter made internally and were not part of the recall, the potential health concern caused many consumers to discontinue purchases of our peanut butter sandwich crackers during the first quarter of 2009. We estimate that net income was negatively impacted by approximately $1.5 million due to reductions in sales of peanut butter sandwich crackers and the cost of consumer communication initiatives to help mitigate the negative impacts associated with the recall. In addition, net income was negatively impacted by approximately $0.8 million due to the start-up costs associated with the newly acquired Ashland, Ohio facility and reestablishing the Archway brand in the market. We believe that the acquisition will be slightly profitable during 2009 as the brand is reestablished. During the first quarter of 2009, we continued to make significant progress in our supply chain initiatives and direct-store-delivery (DSD) system transformation.
Net income was adversely impacted during the first quarter of 2008 by a rapid increase in the costs of ingredients, primarily flour and vegetable oils. Throughout 2008, we implemented price increases to offset these significantly higher ingredient costs.
Total revenue increased $17.8 million or 9% from the first quarter of 2008. Approximately $4.5 million of this increase came from incremental revenue from acquisitions made during 2008. During the first quarter of 2009, we estimate that sales of peanut butter sandwich crackers were negatively impacted by approximately $2 million to $3 million due to the peanut butter recall. If we maintain a portion of the increased market share recently gained and consumers regain confidence in the safety of peanut butter products, the negative impact to revenue experienced during the first quarter of 2009 could be largely offset in the later part of the year.
Revenue from branded products represented approximately 59% of total revenue during the first quarter of 2009 as compared to 61% in 2008. Compared to the first quarter of 2008, revenue from branded products increased $5.7 million or 4.8%. Approximately 75% of this increase was due to higher selling prices as compared to the first quarter of 2008. Acquisitions made in 2008 generated approximately 25% of the additional branded revenue during the first quarter of 2009. While our revenue from branded products in our core channels continued to grow compared to the same quarter last year, general economic pressures and increased competition are slowing the rate of revenue growth for some of our premium products, such as Cape Cod® potato chips, as compared to 2008. Lance® home pack sandwich crackers experienced single digit growth compared to double-digit growth during the first quarter of 2008 primarily a result of the peanut butter recall. These increases were partially offset by expected revenue declines in certain channels, such as food service and up-and-down the street, resulting from our DSD transformation initiative.
Revenue from non-branded products, which includes private brand products and contract manufacturing, increased $12.1 million or 15.8%. Private brands revenue represented 32% of total revenue in the first quarter of 2009 compared to 29% for the first quarter of 2008, which reflects a higher demand for private brand products, likely a result of current economic conditions. Private brands revenue increased approximately 25% compared to the first quarter of 2008, of which approximately 65% of the increase related to sales price increases, 20% of the increase was due to acquisitions made in 2008 and the remainder reflects net volume growth from sales to new and existing customers and new product introductions. Revenues from contract manufacturing declined due to lower volume with certain customers, which were partially offset by sales price increases.
Gross margin increased $9.9 million and increased from 37.6% to 39.1% as a percentage of revenue. This improvement was mostly due to higher selling prices and improved manufacturing efficiencies. These improvements were slightly offset by the higher mix of non-branded product sales that generally carry a lower gross margin percentage than sales of branded products, as well as higher ingredient costs of $2.8 million compared to the first quarter of 2008 and start-up costs related to the newly acquired Ashland facility. As the Ashland facility becomes fully operational, we expect our gross margin to be approximately 40% for 2009.
Selling, general and administrative expenses increased $0.6 million. Marketing and advertising costs increased $1.0 million to support the Lance and Cape Cod brands and reestablish the Archway brand in the marketplace. Bad debt expense increased $0.7 million primarily due to customer bankruptcies. Additional marketing and public relation costs of $0.5 million were incurred during the first quarter to mitigate the negative impacts associated with the peanut butter recall. Partially offsetting these increases were lower fuel and diesel costs driven by lower rates, which decreased $1.5 million compared to the first quarter of 2008. We plan to continue to invest in advertising and marketing throughout 2009 at levels higher than in recent years.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net interest expense increased $0.2 million primarily due to higher average debt than 2008 resulting from acquisitions made during 2008, offset slightly by lower weighted average interest rates.
Our effective income tax rate was 35.6% in the first quarter of 2009 as compared to 38.5% in the first quarter of 2008. The major cause of the decrease in the tax rate was due to the impact of higher earnings on the accounting for uncertain tax positions, and increased business incentives and tax credits in 2009 as compared to 2008. We expect our full year income tax rate to be approximately 35% for 2009.
Liquidity and Capital Resources
Liquidity
The principal sources of liquidity for operations during the first quarter of 2009 were provided by operating activities, cash on hand, and our existing credit facilities. Cash flow from operating activities, cash on hand and our existing credit facilities are believed to be sufficient for the near future to enable us to meet obligations, fund capital expenditures and pay cash dividends to our stockholders.
During March 2009, our universal shelf registration statement was declared effective by the SEC. Subject to our ability to consummate a transaction on acceptable terms, this registration statement provides the flexibility to sell up to $250 million of debt or equity securities. While we have no specific plans to offer securities at this time, it could position us to expedite financing for business opportunities that support our growth strategy.
Operating Cash Flows
Net cash used in operating activities was $3.9 million during the first quarter of 2009. For the first quarter of 2008, net cash from operating activities was $5.9 million. Changes in net operating assets increased from $3.7 million during the first quarter of 2008 to $20.1 million in the first quarter of 2009 primarily due to changes in inventory and accounts payable. Inventory increased during the first quarter of 2009 due to planned increases for new product introductions and slowness in peanut butter sandwich cracker sales. Additionally, accounts payable grew at a much faster pace in the first quarter of 2008 as ingredient costs experienced an unprecedented increase from the previous year as compared to the first quarter of 2009.
Investing Cash Flows
Net cash used in investing activities was $5.0 million for the first quarter of 2009. Capital expenditures for fixed assets, principally information systems and manufacturing equipment totaled $5.2 million during the first quarter of 2009, partially funded by proceeds from the sale of assets of $0.2 million. Capital expenditures are expected to continue at a level sufficient to support our strategic and operating needs. Capital expenditures for fiscal 2009 are projected to be between $41 million and $46 million and funded by net cash flow from operating activities, cash on hand, and our existing credit facilities.
Net cash used in investing activities during the first quarter of 2008 represented capital expenditures of $7.1 million, partially offset by proceeds from the sale of fixed assets of $0.2 million. On March 14, 2008, we acquired Brent & Sam’s, Inc. for approximately $24.1 million. Capital expenditures for purchases of fixed assets were $39.1 million for the full year ended December 27, 2008.
Financing Cash Flows
During both of the first quarters of 2009 and 2008, we paid dividends of $0.16 per share totaling $5.0 million. In addition, we received cash and related tax benefits of $1.6 million and $0.1 million during the first quarters of 2009 and 2008, respectively, as a result of stock option exercises. Proceeds from our existing credit facilities were used to fund increases in working capital during the first quarter of 2009. On April 23, 2009, the Board of Directors declared a quarterly cash dividend of $0.16 per share, payable on May 20, 2009, to stockholders of record on May 11, 2009.
During the first quarter of 2008, net cash from financing activities was impacted by $24 million of additional borrowings under our existing credit facilities for the acquisition of Brent & Sam’s. Shortly after completing this acquisition, we repaid $1.5 million of Brent & Sam’s existing debt with cash from operations.
Debt
Additional borrowings available under our existing credit facilities totaled $20.3 million as of March 28, 2009. We have complied with all financial covenants contained in the credit agreement. We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $17.7 million as of March 28, 2009.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Contractual Obligations
In order to fix a portion of our ingredient and packaging costs, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections, and expected usage levels in order to determine appropriate selling prices for our products. Purchase commitments for inventory decreased from $95.2 million as of December 27, 2008, to $90.7 million as of March 28, 2009, due to normal usage and the volume and mix of contracted ingredients. We are currently contracted at least six months in advance for all major ingredients and packaging.
Market Risks
The principal market risks that may adversely impact results of operations and financial position are changes in raw material prices, energy and fuel costs, interest and foreign exchange rates and credit risks. Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate, Canadian Bankers’ Acceptance discount rate, Canadian prime rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable-rate debt.
In November 2006, we entered into an interest rate swap agreement on $35 million of debt in order to fix the interest rate at 4.99%, plus applicable margin. The applicable margin on March 28, 2009, was 0.50%. The fair value of the interest rate swap liability was $3.2 million and $3.3 million on March 28, 2009 and December 27, 2008, respectively.
In July 2008, we entered into an interest rate swap agreement on an additional $15 million of debt in order to fix the interest rate at 3.87%, plus applicable margin. The applicable margin on this agreement on March 28, 2009, was 0.50%. The fair value of the interest rate swap liability was $1.0 million on March 28, 2009 and December 27, 2008.
In February 2009, we entered into an interest rate swap agreement on an additional $15 million of debt in order to fix the interest rate at 1.68%, plus applicable margin. The applicable margin on this agreement on March 28, 2009, was 0.40%. The fair value of the interest rate swap liability was $0.1 million on March 28, 2009.
While these swaps fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $0.5 million lower without these swaps during the first quarter of 2009.
We are exposed to foreign exchange rate fluctuations through the operations of our Canadian subsidiary. A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of the operations’ costs, such as raw materials and direct labor, are denominated in Canadian dollars. We have entered into a series of forward contracts to mitigate a portion of this foreign exchange rate exposure. These contracts have maturities through June 2010. During the first quarter of 2009, foreign currency fluctuations favorably impacted pre-tax earnings by $1.6 million compared to the first quarter of 2008. However, this increase in pre-tax earnings was offset by the unfavorable effect of forward contracts of $0.9 million for the first quarter of 2009 compared to the first quarter of 2008.
Due to foreign currency fluctuations during the first quarters of 2009 and 2008, we recorded losses of $0.9 million and $3.0 million, respectively, in other comprehensive income because of the translation of the subsidiary’s financial statements into U.S. dollars.
We are exposed to credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. For the first quarter of 2009, net bad debt expense was $0.7 million primarily due to customer bankruptcies. Net bad debt expense was less than $0.1 million for the first quarter of 2008. Allowances for doubtful accounts were $1.3 million at March 28, 2009 and $0.9 million at December 27, 2008.

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
There have been no changes in our internal control over financial reporting during the quarter ended March 28, 2009, that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are currently subject to various routine legal proceedings and claims incidental to our business. In our opinion, such routine litigation and claims should not have a material adverse effect upon our consolidated financial statements taken as a whole.
Item 1A. Risk Factors
There have been no material changes to the factors disclosed in Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 27, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Credit Agreement dated October 20, 2006, restricts our payment of cash dividends and repurchases of common stock if, after payment of any dividends or any repurchases of common stock, our consolidated stockholders’ equity would be less than $125.0 million. At March 28, 2009, our consolidated stockholders’ equity was $240.6 million.
In December 2008, the Board of Directors approved the repurchase of up to 100,000 shares of common stock for the purpose of acquiring shares of common stock from employees to cover withholding taxes payable by employees upon the vesting of shares of restricted stock when sales of common stock by employees are not permitted. During the first quarter of 2009, we repurchased the following shares of common stock for this purpose:

			Total Number of Shares	Maximum Number of Shares
	Total Number	Average Price	Repurchased as Part of Publically	That May Yet to be Purchased
	of Shares	Paid Per Share	Announced Plans or Programs	Under the Plans or Programs
December 28, 2008 – January 24, 2009	—	—	—	100,000
January 25, 2009 – February 21, 2009	6,741	$18.83	—	93,259
February 22, 2009 – March 28, 2009	—	—	—	93,259

LANCE, INC. AND SUBSIDIARIES
Item 6. Exhibits
Exhibit Index

No.	Description

3.1	Restated Articles of Incorporation of Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998 (File No. 0-398).

3.2	Articles of Amendment of Lance, Inc. dated July, 14 1998 designating rights, preferences and privileges of the Registrant’s Series A Junior Participating Preferred Stock, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998 (File No. 0-398).

3.3	Articles of Amendment of Lance, Inc., as filed on October 30, 2008, eliminating the Registrant’s Series A Junior Participating Preferred Stock, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 31, 2008 (File No. 0-398).

3.4	Bylaws of Lance, Inc., as amended through November 1, 2007, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2007 (File No. 0-398).

10.1*	Lance, Inc. 2009 Annual Performance Incentive Plan for Officers, filed herewith.

10.2*	Lance, Inc. 2009 Three-Year Performance Incentive Plan for Officers and Key Managers, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

32	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Management contract.
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

Dated: April 24, 2009