Form 10-Q
period 2009-06-27
LANCE INC
filed 2009-07-24
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarter ended June 27, 2009
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
Yes ☐     No ☑
The number of shares outstanding of the registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock as of July 20, 2009, was 31,979,536 shares.

LANCE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
For the Quarters and Six Months Ended June 27, 2009 and June 28, 2008
(in thousands, except share and per share data)

	Quarter Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Net revenue	$236,355	$213,614	$452,163	$411,582
Cost of sales	139,630	133,691	271,042	257,152

Gross margin	96,725	79,923	181,121	154,430

Selling, general and administrative	80,473	74,568	153,977	147,425
Other expense, net	547	161	608	157

Earnings before interest and income taxes	15,705	5,194	26,536	6,848

Interest expense, net	910	860	1,722	1,465

Income before income taxes	14,795	4,334	24,814	5,383

Income tax expense	5,267	1,626	8,834	2,030

Net income	$9,528	$2,708	$15,980	$3,353

Basic earnings per share	$0.30	$0.09	$0.51	$0.11
Weighted average shares outstanding – basic	31,552,000	31,181,000	31,477,000	31,142,000

Diluted earnings per share	$0.30	$0.09	$0.50	$0.11
Weighted average shares outstanding – diluted	32,293,000	31,807,000	32,163,000	31,701,000
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of June 27, 2009 (Unaudited) and December 27, 2008
(in thousands, except share data)

	June 27,	December 27,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$4,008	$807
Accounts receivable, net of allowances of $1,023 and $863, respectively	84,153	74,406
Inventories	52,709	43,112
Deferred income taxes	8,282	9,778
Prepaid expenses and other current assets	12,178	12,933

Total current assets	161,330	141,036

Other assets:
Fixed assets, net of accumulated depreciation of $279,600 and $267,456, respectively	214,136	216,085
Goodwill, net	82,105	80,110
Other intangible assets, net	23,719	23,966
Other noncurrent assets	5,410	4,949

Total assets	$486,700	$466,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,711	$25,939
Other payables and accrued liabilities	55,941	58,630
Short-term debt	—	7,000

Total current liabilities	82,652	91,569

Other liabilities:
Long-term debt	103,000	91,000
Deferred income taxes	31,860	31,241
Other noncurrent liabilities	16,143	16,829

Total liabilities	233,655	230,639

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, 31,963,448 and 31,522,953 shares outstanding, respectively	26,635	26,268
Preferred stock, no shares outstanding	—	—
Additional paid-in capital	55,352	49,138
Retained earnings	166,760	160,938
Accumulated other comprehensive income/(loss)	4,298	(837)

Total stockholders’ equity	253,045	235,507

Total liabilities and stockholders’ equity	$486,700	$466,146

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited)
For the Six Months Ended June 27, 2009 and June 28, 2008
(in thousands, except share data)

			Additional		Accumulated Other
		Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income/(Loss)	Total

Balance, December 29, 2007	31,214,743	$26,011	$41,430	$163,356	$16,300	$247,097

Comprehensive income/(loss):
Net income	—	—	—	3,353	—	3,353
Foreign currency translation adjustment	—	—	—	—	(2,246)	(2,246)
Net unrealized losses on derivatives, net of $198 tax effect	—	—	—	—	(366)	(366)
Actuarial loss recognized in net income, net of $32 tax effect	—	—	—	—	(54)	(54)

Total comprehensive income						687

Cash dividends paid to stockholders	—	—	—	(10,044)	—	(10,044)

Stock options exercised, including $267 excess tax benefit	98,638	82	1,559	—	—	1,641

Equity-based incentive expense previously recognized under a liability plan	39,250	33	876	—	—	909

Amortization of nonqualified stock options	—	—	542	—	—	542

Issuances and amortization of restricted stock and units, net of forfeitures	122,031	102	1,526	—	—	1,628

Balance, June 28, 2008	31,474,662	$26,228	$45,933	$156,665	$13,634	$242,460

Balance, December 27, 2008	31,522,953	$26,268	$49,138	$160,938	$(837)	$235,507

Comprehensive income/(loss):
Net income	—	—	—	15,980	—	15,980
Foreign currency translation adjustment	—	—	—	—	3,327	3,327
Net unrealized gains on derivatives, net of $840 tax effect	—	—	—	—	1,881	1,881
Actuarial loss recognized in net income, net of $41 tax effect	—	—	—	—	(73)	(73)

Total comprehensive income						21,115

Cash dividends paid to stockholders	—	—	—	(10,158)	—	(10,158)

Stock options exercised, including $629 excess tax benefit	109,453	91	2,067	—	—	2,158

Equity-based incentive expense previously recognized under a liability plan	73,356	61	1,531	—	—	1,592

Amortization of nonqualified stock options	—	—	606	—	—	606

Issuances and amortization of restricted stock and units, net of forfeitures	264,427	221	2,131	—	—	2,352

Repurchase of common stock	(6,741)	(6)	(121)	—	—	(127)

Balance, June 27, 2009	31,963,448	$26,635	$55,352	$166,760	$4,298	$253,045

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 27, 2009 and June 28, 2008
(in thousands)

	Six Months Ended
	June 27, 2009	June 28, 2008
Operating activities
Net income	$15,980	$3,353
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	17,162	16,105
Stock-based compensation expense	2,958	2,170
Loss on sale of fixed assets	189	195
Changes in operating assets and liabilities, excluding business acquisition	(15,981)	(11,503)

Net cash provided by operating activities	20,308	10,320

Investing activities
Purchases of fixed assets	(14,592)	(21,603)
Proceeds from sale of fixed assets	462	321
Business acquisition, net of cash acquired	—	(23,931)

Net cash used in investing activities	(14,130)	(45,213)

Financing activities
Dividends paid	(10,158)	(10,044)
Issuance and repurchase of common stock	2,031	1,641
Net proceeds from existing credit facilities	5,000	38,014
Repayments of debt from business acquisition	—	(2,239)

Net cash (used in)/provided by financing activities	(3,127)	27,372

Effect of exchange rate changes on cash	150	(40)

Increase/(decrease) in cash and cash equivalents	3,201	(7,561)
Cash and cash equivalents at beginning of period	807	8,647

Cash and cash equivalents at end of period	$4,008	$1,086

Supplemental information:
Cash paid for income taxes, net of refunds of $154 and $0, respectively	$3,702	$1,371
Cash paid for interest	$1,818	$1,500
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Lance, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in our Form 10-K for the year ended December 27, 2008, filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2009. In our opinion, these condensed consolidated financial statements reflect all adjustments, consisting of only normal, recurring accruals, necessary to present fairly our condensed consolidated financial statements for the interim periods presented herein. The consolidated results of operations for the quarter and six months ended June 27, 2009, are not necessarily indicative of the results to be expected for the full year.
Preparing financial statements requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. Examples include customer returns and promotional activity, allowances for doubtful accounts, self-insurance reserves, impairment analysis of goodwill and other intangible assets, useful lives and impairment of fixed assets, incentive compensation, and income taxes. Actual results may differ from our estimates.
2. RECLASSIFICATIONS
Prior year amounts shown in the accompanying condensed consolidated financial statements have been reclassified for consistent presentation.
3. NEW ACCOUNTING STANDARDS
On June 16, 2009, the Financial Accounting Standards Board (“FASB”) announced the FASB Accounting Standards Codification (the “Codification”), the online research system representing the single source of authoritative non-governmental U.S. GAAP, was available to use. All previous levels of the U.S. GAAP hierarchy will be superseded and all other accounting literature not included in the Codification will become non-authoritative. This Codification is effective for Lance beginning in the third quarter of 2009.
4. EARNINGS PER SHARE
The following tables provide a reconciliation of the common shares used for basic earnings per share and diluted earnings per share:

	Quarter Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(in thousands)	2009	2008	2009	2008
Weighted average number of common shares used for basic earnings per share	31,552	31,181	31,477	31,142
Effect of potential dilutive shares	741	626	686	559

Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	32,293	31,807	32,163	31,701

Anti-dilutive shares excluded from the above reconciliation	251	95	251	867

LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
5. EQUITY-BASED INCENTIVE
During the first quarter of 2009, we granted 73,356 restricted shares related to a long-term incentive plan for key employees that were previously accounted for as a liability. This resulted in an increase in equity and a decrease in accrued liabilities of $1.6 million during the first quarter of 2009. During the same period last year, we granted approximately 175,000 vested nonqualified stock options, 19,500 restricted shares and 19,750 shares of common stock related to a long-term incentive plan for key employees that were previously accounted for as a liability. This resulted in an increase in equity and a decrease in accrued liabilities of $0.9 million during the first quarter of 2008. There were no reclassifications from liability to equity in the second quarters of 2009 and 2008.
6. INVENTORIES

	June 27,	December 27,
(in thousands)	2009	2008
Finished goods	$27,797	$23,227
Raw materials	15,010	11,556
Supplies, etc.	17,050	15,293

Total inventories at FIFO cost	59,857	50,076
Less adjustments to reduce FIFO cost to LIFO cost	(7,148)	(6,964)

Total inventories	$52,709	$43,112

7. EQUITY INVESTMENT
We own a non-controlling equity interest in Late July Snacks LLC (“Late July”), an organic snack food company. Equity losses, which are not material, are included in other expense. We also manufacture products for Late July. During the first six months of 2009 and 2008, contract manufacturing revenue from Late July was approximately $2.1 million and $2.0 million, respectively. As of June 27, 2009, and December 27, 2008, accounts receivable due from Late July totaled $0.5 million and $0.4 million, respectively.
8. INCOME TAXES
We have recorded gross unrecognized tax benefits as of June 27, 2009 totaling $1.1 million and related interest and penalties of $0.3 million in other noncurrent liabilities on the condensed consolidated balance sheet. Of this amount, $1.1 million would affect the effective tax rate if subsequently recognized. We expect that certain income tax audits will be settled and various tax authorities’ statutes of limitations will expire within twelve months of our prior year end resulting in a potential $0.6 million reduction of the unrecognized tax benefit amount. We classify interest and penalties associated with income tax positions within income tax expense.
We have open years for income tax audit purposes in our major taxing jurisdictions according to statutes as follows:

Jurisdiction	Open years
US federal	2005, 2007 and forward
Canada federal	2004 and forward
Ontario provincial	2003 and forward
Massachusetts	2001 and forward
North Carolina	2005 and forward
Iowa	2005 and forward

LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
9. FAIR VALUE MEASUREMENTS
We have classified assets and liabilities required to be measured at fair value into the fair value hierarchy as set forth below:

Level 1 –	quoted prices in active markets for identical assets and liabilities.

Level 2 –	observable inputs other than quoted prices for identical assets and liabilities.

Level 3 –	unobservable inputs in which there is little or no market data available, which requires us to develop our own assumptions.
We measure our derivative instruments at fair value using Level 2 inputs.
The carrying amount of cash and cash equivalents, receivables and accounts payable approximates fair value due to their short-term nature. The carrying amount of debt approximates fair value since its variable interest rate is based on current market rates and interest payments are made monthly.
10. DERIVATIVE INSTRUMENTS
We are exposed to certain risks relating to our ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and foreign exchange rate risk.
Interest Rate Swaps
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate, Canadian Bankers’ Acceptance discount rate, Canadian prime rate and U.S. base rate interest. Interest rate swaps are entered into to manage interest rate risk associated with our variable-rate debt and maintain a desirable proportion of fixed to variable-rate debt. In February 2009, we entered into an interest rate swap agreement on an additional $15 million of debt. The notional amount of interest rate swaps increased from $50 million at December 27, 2008, to $65 million at June 27, 2009.
Foreign Currency Forwards
We are exposed to foreign exchange rate fluctuations through the operations of our Canadian subsidiary. A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of the operations’ costs, such as raw materials and direct labor, are denominated in Canadian dollars. We have entered into a series of forward currency contracts to mitigate a portion of this foreign exchange rate exposure. The notional amount for foreign currency forwards decreased from $18.8 million at December 27, 2008, to $12.7 million at June 27, 2009.
All of our derivative instruments are accounted for as cash flow hedges.
The pre-tax income/(expense) effect of derivative instruments on the condensed consolidated statements of income is as follows:

	Quarters Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(in thousands)	2009	2008	2009	2008
Interest rate swaps (included in Interest expense, net)	$(588)	$(208)	$(1,132)	$(312)
Foreign currency forwards (included in Net revenue)	(479)	39	(1,262)	89
Foreign currency forwards (included in Other expense, net)	(30)	6	(53)	9

Total net pre-tax expense from derivative instruments	$(1,097)	$(163)	$(2,447)	$(214)

LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The fair value of derivative instruments in the condensed consolidated balance sheets using Level 2 inputs is as follows:

	Fair Value of Asset/(Liability) at
	June 27,	December 27,
(in thousands)	2009	2008
Interest rate swaps (included in Other noncurrent liabilities)	$(3,687)	$(4,272)
Foreign currency forwards (included in Other payables and accrued liabilities)	42	(2,094)

Total fair value of derivative instruments	$(3,645)	$(6,366)

The change in unrealized pre-tax gains/(losses) included in other comprehensive income due to fluctuations in interest rates and foreign exchange rates were as follows:

	Quarters Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(in thousands)	2009	2008	2009	2008
Interest rate swaps	$623	$1,238	$585	$(8)
Foreign currency forwards	1,610	35	2,136	(556)

Total change in unrealized pre-tax gains/(losses) from derivative instruments (effective portion)	$2,233	$1,273	$2,721	$(564)

The counterparty risk associated with our derivative instruments is considered minimal because the fair values of these instruments either are in a liability position or are not material at June 27, 2009.
11. COMMITMENTS AND CONTINGENCIES
Lease Obligations
We recently entered into a new operating lease agreement for a corporate office located in Charlotte, North Carolina, commencing September 1, 2009 and terminating on February 29, 2020. No payments are due under the lease in 2009. Future minimum payments are approximately $1.6 million in 2010, $2.0 million in 2011, $2.0 million in 2012, $2.1 million in 2013 and $14.8 million thereafter. The new space will allow for the consolidation of two leased administrative office locations.
Contractual Obligations
In order to fix a portion of our ingredient and packaging costs, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections, and expected usage levels. Purchase commitments for inventory increased from $95.2 million as of December 27, 2008, to $110.7 million as of June 27, 2009, due to varying contractual obligations. We are currently contracted at least six months in advance for all major ingredients and packaging.
Customer Concentration
Sales to our largest customer, Wal-Mart Stores, Inc., were 21% of revenue for both the quarter and the six months ended June 27, 2009 and 20% of revenue for both the quarter and the six months ended June 28, 2008. Accounts receivable at June 27, 2009, and December 27, 2008, included receivables from Wal-Mart Stores, Inc. totaling $20.0 million and $18.0 million, respectively.
12. SUBSEQUENT EVENTS
On July 23, 2009, the Board of Directors declared a quarterly cash dividend of $0.16 per share, payable on August 20, 2009, to stockholders of record on August 10, 2009.
Subsequent events have been evaluated for recognition and disclosure through the date these financial statements were filed with the SEC.

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
Caution should be taken not to place undue reliance on our forward-looking statements, which reflect our management’s expectations only as of the time such statements are made. Except as required by law, we undertake no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
Results of Operations
Management’s discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. We routinely evaluate our estimates, including those related to customer returns and promotional activity, provisions for bad debts, inventory valuations, useful lives of fixed assets, hedge transactions, supplemental retirement benefits, intangible asset valuations, incentive compensation, income taxes, insurance, post-retirement benefits, contingencies and legal proceedings. Actual results may differ from these estimates.
Quarter Ended June 27, 2009 Compared to Quarter Ended June 28, 2008

					Favorable/
	Quarter Ended				(Unfavorable)
(dollars in thousands)	June 27, 2009		June 28, 2008		Variance

Revenue	$236,355	100.0%	$213,614	100.0%	$22,741	10.6%
Cost of sales	139,630	59.1%	133,691	62.6%	(5,939)	(4.4%)

Gross margin	96,725	40.9%	79,923	37.4%	16,802	21.0%
Selling, general and administrative	80,473	34.0%	74,568	34.9%	(5,905)	(7.9%)
Other expense, net	547	0.2%	161	0.1%	(386)	(239.8%)

Earnings before interest and taxes	15,705	6.6%	5,194	2.4%	10,511	202.4%
Interest expense, net	910	0.4%	860	0.4%	(50)	(5.8%)
Income tax expense	5,267	2.2%	1,626	0.8%	(3,641)	(223.9%)

Net income	$9,528	4.0%	$2,708	1.3%	$6,820	251.8%

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Second Quarter Summary
Net income increased $6.8 million compared to the second quarter of 2008. The major factors favorably impacting results of operations were:
•	higher selling prices aimed at offsetting the escalation in ingredient costs that occurred throughout 2008;

•	the Archway acquisition that occurred in December 2008;

•	the introduction of innovative new products in both our branded and non-branded categories;

•	lower energy and ingredient costs;

•	improvements in supply chain efficiencies, such as increased labor efficiencies and lower shipping costs; and

•	improved efficiencies in our direct store delivery (“DSD”) route system, which resulted in a continuation of double-digit improvements in weekly average sales per route.
These factors were partially offset by:
•	increased advertising expenses primarily as a result of the launch of our first national television campaign; and

•	additional costs of $0.3 million associated with the relocation of the Brent & Sam’s operations from Little Rock, Arkansas to Charlotte, North Carolina.
Revenue
Total revenue increased $22.7 million or approximately 11% from the second quarter of 2008. The increase was the result of:

Favorable/
(Unfavorable)
Pricing	4%
Volume/Mix	4%
Acquisition	3%

Total percentage change in revenue	11%

As a percentage of total revenue, revenue by product category is shown below:

	Quarters Ended
	June 27,	June 28,
	2009	2008
Revenue from Branded Products	59%	62%
Revenue from Non-Branded Products:
Revenue from Private Brands	30%	28%
Revenue from Contract Manufacturing	11%	10%

Total Revenue from Non-Branded Products	41%	38%

Total Revenue	100%	100%

Compared to the second quarter of 2008, revenue from branded products increased $6.6 million or 5%. Approximately $2.7 million of the increase was due to higher net selling prices as compared to the second quarter of 2008 and $5.8 million of the increase was due to the recent acquisition of Archway. Lance® home pack sandwich crackers experienced growth as we continued increased promotional spending to encourage consumer demand. Cape Cod® potato chips experienced modest revenue growth this quarter despite economic pressures and increased competition in the kettle chip market. Overall sales of branded products to grocery/mass merchandisers, distributors and club stores continued to grow compared to the same quarter last year. These increases were partially offset by revenue declines in certain customers, including up-and-down the street, convenience store and food service establishments, resulting from our DSD transformation initiative and the impact of lower consumer spending at these customers.
Revenue from non-branded products, which includes private brand products and contract manufacturing, increased $16.1 million or 20% compared to the second quarter of 2008. Private brands revenue increased approximately $9.5 million or 16% compared to the second quarter of 2008, of which approximately $4.5 million of the increase related to sales price increases and the remaining increase was primarily the result of growth from new products.
Revenue from contract manufacturing increased $6.6 million or 32% compared to the second quarter of 2008. Approximately $3.3 million of the revenue increase was attributable to a short-term manufacturing contract for a new customer. The remainder of the increase was due to volume and selling price increases.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Gross Margin
Gross margin increased $16.8 million and increased from 37.4% to 40.9% as a percentage of revenue as compared to the second quarter of 2008. The increase in gross margin was mostly due to higher selling prices aimed at offsetting the escalation in ingredient costs that occurred throughout 2008, increased sales volume, improved manufacturing efficiencies, the favorable impact of foreign currency and lower ingredient and natural gas costs. These improvements were partially offset by the higher mix of non-branded product sales that generally carry a lower gross margin percentage than sales of branded products.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $5.9 million, but decreased 0.9% as a percentage of revenue as compared to the second quarter of 2008. Advertising costs increased $4.0 million to support the Lance and Cape Cod brands, which includes the costs associated with our first national television campaign. Salaries, wages and benefits increased $2.7 million as a result of an increase in the number of employees and higher incentives as compared to the second quarter of 2008. Partially offsetting these increased expenses were favorable fuel rates, as well as distribution and DSD efficiencies. We plan to continue to invest in advertising and marketing throughout 2009 at levels higher than in recent years.
Income Tax Expense
Our effective income tax rate was 35.6% in the second quarter of 2009 compared to 37.5% in the second quarter of 2008. The effective income tax rate decrease was the result of increased availability and utilization of favorable permanent difference tax deductions and business incentives, and reductions in long-term tax contingencies.
Six Months Ended June 27, 2009 Compared to Six Months Ended June 28, 2008

					Favorable/
	Six Months Ended				(Unfavorable)
(dollars in thousands)	June 27, 2009		June 28, 2008		Variance

Revenue	$452,163	100.0%	$411,582	100.0%	$40,581	9.9%
Cost of sales	271,042	59.9%	257,152	62.5%	(13,890)	(5.4%)

Gross margin	181,121	40.1%	154,430	37.5%	26,691	17.3%
Selling, general and administrative	153,977	34.1%	147,425	35.8%	(6,552)	(4.4%)
Other expense, net	608	0.1%	157	0.0%	(451)	(287.3%)

Earnings before interest and taxes	26,536	5.9%	6,848	1.7%	19,688	287.5%
Interest expense, net	1,722	0.4%	1,465	0.4%	(257)	(17.5%)
Income tax expense	8,834	2.0%	2,030	0.5%	(6,804)	(335.2%)

Net income	$15,980	3.5%	$3,353	0.8%	$12,627	376.6%

Six Months Summary
Net income increased $12.6 million compared to the first six months of 2008. The major factors favorably impacting results of operations were:
•	higher selling prices aimed at offsetting the escalation in ingredient costs that occurred throughout 2008;

•	the introduction of innovative new products in both our branded and non-branded categories;

•	lower energy costs, such as gasoline, diesel and natural gas;

•	improvements in supply chain efficiencies, such as increased labor efficiencies and lower shipping costs; and

•	improved efficiencies in our DSD route system, which resulted in a continuation of double-digit improvements in weekly average sales per route.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
These factors were partially offset by:
•	increased advertising expenses primarily as a result of the launch of our first national television campaign;

•	incremental promotional and marketing expenditures in order to reestablish the Archway brand, and to drive consumer demand for peanut butter sandwich crackers due to the recall of other manufacturers’ peanut butter products; and

•	loss of revenue and lower net income as a result of the peanut butter recall described above that occurred during the first quarter of 2009.
Revenue
Total revenue increased $40.6 million or approximately 10% from the first six months of 2008. The increase was the result of:

Favorable/
(Unfavorable)
Pricing	5%
Volume/Mix	2%
Acquisition	3%

Total percentage change in revenue	10%

As a percentage of total revenue, revenue by product category is shown below:

	Six Months Ended
	June 27,	June 28,
	2009	2008
Revenue from Branded Products	59%	62%
Revenue from Non-Branded Products:
Revenue from Private Brands	31%	28%
Revenue from Contract Manufacturing	10%	10%

Total Revenue from Non-Branded Products	41%	38%

Total Revenue	100%	100%

Compared to the first six months of 2008, revenue from branded products increased $12.3 million or 5%. Approximately $7.2 million of this increase was due to higher selling prices as compared to the first six months of 2008 to offset higher ingredient costs and $7.2 million of the revenue increase was attributable to the Archway acquisition. Lance® home pack sandwich crackers experienced growth during the first six months of 2009 despite the impact of the peanut butter recall that occurred during the first quarter of 2009 and the incremental promotional spending as compared to the first six months of 2008. Cape Cod® potato chips experienced modest revenue growth even with economic pressures and increased competition in the kettle chip market. Overall sales of branded products to grocery/mass merchandisers, distributors and club stores continued to grow compared to the first six months of 2008. These increases were partially offset by revenue declines in certain customers, including up-and-down the street, convenience store and food service establishments, resulting from our DSD transformation initiative and the impact of lower consumer spending at these customers.
Revenue from non-branded products, which includes private brands and contract manufacturing, increased $28.3 million or 18% compared to the first six months of 2008. Private brands revenue increased approximately $22.3 million or 19% compared to the first six months of 2008, of which approximately $12.9 million was due to higher selling prices and $2.4 million was due to the incremental revenue as a result of the acquisition of Brent & Sam’s which occurred during the first quarter of 2008. The remainder of the growth was due to increased sales volume.
Revenue from contract manufacturing increased $6.0 million or 15% as compared to the first six months of 2008. Approximately $3.9 of the revenue increase was due to increased volume from a short-term manufacturing contract for a new customer. The remainder of the revenue increase was due to higher selling prices and volume increases.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Gross Margin
Gross margin increased $26.7 million and increased from 37.5% to 40.1% as a percentage of revenue compared to the first six months of 2008. This increase in gross margin was mostly due to higher selling prices aimed at offsetting the escalation in ingredient costs that occurred throughout 2008, increased sales volume, improved manufacturing efficiencies, lower natural gas costs and the favorable foreign currency impact of a weakening Canadian dollar on our Canadian operations. These improvements were somewhat offset by the higher mix of non-branded product sales that generally carry a lower gross margin percentage than sales of branded products as well as higher ingredient costs compared to the first six months of 2008. Overall, we expect ingredient costs to be somewhat lower and the gross margin percentage of revenue is expected to increase in the last half of 2009 compared to the first half of 2009.
Selling, General and Administrative Expenses
Selling, general and administrative costs increased $6.6 million, but decreased 1.7% as a percentage of revenue compared to the first six months of 2008. Advertising costs increased $4.4 million to support the Lance and Cape Cod brands, which includes the costs associated with our first national television campaign. In addition, we spent $1.3 million to reestablish the Archway brand in the marketplace and mitigate the negative impact of the peanut butter recall. Compensation related expenses increased $3.7 million due to increased headcount and higher incentives. Somewhat offsetting these increased expenses were favorable fuel rates, lower casualty claims and lower route truck and shipping expenses compared to the first six months of 2008.
Income Tax Expense
Compared to the first six months of 2008, the effective income tax rate decreased from 37.7% to 35.6%. The effective income tax rate decrease was the result of increased availability and utilization of favorable permanent difference tax deductions and business incentives, and reductions in long-term tax contingencies. We expect the 2009 full year income tax rate to be approximately 35% as compared to 34.6% for full year 2008.
Liquidity and Capital Resources
Liquidity
Liquidity represents our ability to generate sufficient cash flows from operating activities to meet our obligations as well as our ability to obtain appropriate financing. Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives. Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures and dividends. Sufficient liquidity is expected to be available to enable us to meet these demands.
We have a universal shelf registration statement that, subject to our ability to consummate a transaction on acceptable terms, provides the flexibility to sell up to $250 million of debt or equity securities. While we have no specific plans to offer securities at this time, it could position us to expedite financing for business opportunities that support our growth strategy.
Operating Cash Flows
Net cash provided by operating activities was $20.3 million during the first six months of 2009 and $10.3 million during the first six months of 2008. Uses of cash as reflected in changes in operating assets and liabilities increased from $11.5 million during the first six months of 2008 to $16.0 million in the first six months of 2009, mostly due to the increase in inventory from the slowness in peanut butter sandwich cracker sales resulting from the peanut butter recall by other manufacturers, planned increases for new product introductions and growth in Archway product inventory.
Investing Cash Flows
Net cash used in investing activities was $14.1 million for the first six months of 2009. Capital expenditures for fixed assets, principally information systems and manufacturing equipment, totaled $14.6 million during the first six months of 2009, partially funded by proceeds from the sale of assets of $0.5 million. Capital expenditures are expected to continue at a level sufficient to support our strategic and operating needs. Capital expenditures for fiscal 2009 are projected to be between $41 million and $46 million and funded by net cash flow from operating activities, cash on hand, and our existing credit facilities.
Net cash used in investing activities during the first six months of 2008 represented capital expenditures of $21.6 million, partially offset by proceeds from the sale of fixed assets of $0.3 million. On March 14, 2008, we acquired Brent & Sam’s, Inc. for approximately $23.9 million. Capital expenditures for purchases of fixed assets were $39.1 million for the full year ended December 27, 2008.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financing Cash Flows
During both of the first six months of 2009 and 2008, we paid dividends of $0.32 per share totaling $10.2 million and $10.0 million, respectively. In addition, we received cash and related tax benefits of $2.0 million and $1.6 million during the first six months of 2009 and 2008, respectively, as a result of stock option exercises, net of stock repurchases. Proceeds from our existing credit facilities were used to fund increases in working capital during the first six months of 2009. On July 23, 2009, the Board of Directors declared a quarterly cash dividend of $0.16 per share, payable on August 20, 2009, to stockholders of record on August 10, 2009.
During the first six months of 2008, net cash from financing activities was impacted by $24.0 million of additional borrowings under our existing credit facilities for the acquisition of Brent & Sam’s. Shortly after completing this acquisition, we repaid $2.2 million of Brent & Sam’s existing debt with cash from operations. We also made additional short-term borrowings of $14.0 million to purchase fixed assets.
Debt
Additional borrowings available under our existing U.S. and Canadian credit facilities totaled $42.3 million as of June 27, 2009. We have complied with all financial covenants contained in the credit agreement. We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $17.7 million as of June 27, 2009.
Contractual Obligations
In order to fix a portion of our ingredient and packaging costs, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Purchase commitments for inventory increased from $95.2 million as of December 27, 2008, to $110.7 million as of June 27, 2009, due to varying contractual obligations. We are currently contracted at least six months in advance for all major ingredients and packaging.
We recently entered into a new operating lease agreement for a corporate office located in Charlotte, North Carolina, commencing September 1, 2009 and terminating on February 29, 2020. No payments are due under the lease in 2009. Future minimum payments are approximately $1.6 million in 2010, $2.0 million in 2011, $2.0 million in 2012, $2.1 million in 2013 and $14.8 million thereafter. The new space will allow for the consolidation of two leased administrative office locations.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or cash flows.
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
In November 2006, we entered into an interest rate swap agreement on $35 million of debt in order to fix the interest rate at 4.99%, plus applicable margin. The applicable margin on June 27, 2009, was 0.50%.
In July 2008, we entered into an interest rate swap agreement on an additional $15 million of debt in order to fix the interest rate at 3.87%, plus applicable margin. The applicable margin on this agreement on June 27, 2009, was 0.50%.
In February 2009, we entered into an interest rate swap agreement on an additional $15 million of debt in order to fix the interest rate at 1.68%, plus applicable margin. The applicable margin on this agreement on June 27, 2009, was 0.40%.
While these swaps fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $1.1 million lower without these swaps during the first half of 2009.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We are exposed to foreign exchange rate fluctuations through the operations of our Canadian subsidiary. A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of the operations’ costs, such as raw materials and direct labor, are denominated in Canadian dollars. We have entered into a series of derivative forward contracts to mitigate a portion of this foreign exchange rate exposure. These contracts have maturities through June 2010. During the first six months of 2009, foreign currency fluctuations favorably impacted pre-tax earnings by $2.3 million compared to the first six months of 2008. However, this increase in pre-tax earnings was offset by the unfavorable effect of derivative forward contracts of $1.4 million during the first six months of 2009 compared to the first six months of 2008, resulting in a net favorable impact of foreign currency of $0.9 million in 2009.
Due to foreign currency fluctuations during the first six months of 2009 and 2008, we recorded gains of $3.3 million and losses of $2.2 million, respectively, in other comprehensive income because of the translation of the subsidiary’s financial statements into U.S. dollars.
We are exposed to credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. For the first half of 2009, net bad debt expense was $1.0 million primarily due to increased accounts receivable, customer bankruptcies and general economic conditions. Net bad debt expense was $0.3 million for the first six months of 2008. Allowances for doubtful accounts were $1.0 million at June 27, 2009 and $0.9 million at December 27, 2008.

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
There have been no changes in our internal control over financial reporting during the quarter ended June 27, 2009, that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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
Our Credit Agreement dated October 20, 2006, restricts our payment of cash dividends and repurchases of common stock if, after payment of any dividends or any repurchases of common stock, our consolidated stockholders’ equity would be less than $125.0 million. At June 27, 2009, our consolidated stockholders’ equity was $253.0 million.
In December 2008, the Board of Directors approved the repurchase of up to 100,000 shares of common stock for the purpose of acquiring shares of common stock from employees to cover withholding taxes payable by employees upon the vesting of shares of restricted stock when sales of common stock by employees are not permitted. There were no repurchases of common shares during the second quarter of 2009. The maximum number of shares that could be purchased under the plans or programs at June 27, 2009 was 93,259.

Item 4.	Submission of Matters to a Vote of Security Holders
The following proposals were submitted and approved by stockholders at the Annual Meeting of Stockholders held on April 23, 2009:
1.	Election of nominees to the Board of Directors to serve until the Annual Meeting of Stockholders in 2012:

	Votes For	Votes Withheld
Jeffrey A. Atkins	28,611,713	193,366
J.P. Bolduc	28,296,762	508,317
Isaiah Tidwell	28,426,114	378,965
2.	Ratification of the selection of KPMG LLP as independent public accountants for fiscal 2009 (28,188,451 for, 563,322 against, 40,362 abstaining).

LANCE, INC. AND SUBSIDIARIES

Item 6.	Exhibits
Exhibit Index

No.	Description

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

Dated: July 24, 2009