Form 10-Q
period 2009-09-26
LANCE INC
filed 2009-10-30
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarter ended September 26, 2009
Commission File Number 0-398
LANCE, INC.
(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-0292920 (I.R.S. Employer Identification No.)

13024 Ballantyne Corporate Place Suite 900 Charlotte, North Carolina (Address of principal executive offices)	28277 (Zip Code)
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
Yes ☐       No ☑
The number of shares outstanding of the registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock as of October 26, 2009, was 32,066,113 shares.

LANCE, INC. AND SUBSIDIARIES
INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited) — Quarters and Nine Months Ended September 26, 2009 and September 27, 2008	3

Condensed Consolidated Balance Sheets — As of September 26, 2009 (Unaudited) and December 27, 2008	4

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited) — Nine Months Ended September 26, 2009 and September 27, 2008	5

Condensed Consolidated Statements of Cash Flows (Unaudited) — Nine Months Ended September 26, 2009 and September 27, 2008	6

Notes to the Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	17

Item 4. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6. Exhibits	18

SIGNATURE	19
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
For the Quarters and Nine Months Ended September 26, 2009 and September 27, 2008
(in thousands, except share and per share data)

	Quarter Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008

Net revenue	$234,902	$225,587	$687,065	$637,169
Cost of sales	140,129	143,040	411,171	400,192

Gross margin	94,773	82,547	275,894	236,977

Selling, general and administrative	80,019	72,337	233,996	219,762
Other expense/(income), net	644	(536)	1,252	(379)

Earnings before interest and income taxes	14,110	10,746	40,646	17,594

Interest expense, net	796	708	2,518	2,173

Income before income taxes	13,314	10,038	38,128	15,421

Income tax expense	4,511	3,229	13,345	5,258

Net income	$8,803	$6,809	$24,783	$10,163

Basic earnings per share	$0.28	$0.22	$0.79	$0.33
Weighted average shares outstanding — basic	31,622,000	31,243,000	31,526,000	31,176,000

Diluted earnings per share	$0.27	$0.21	$0.77	$0.32
Weighted average shares outstanding — diluted	32,519,000	31,911,000	32,286,000	31,765,000
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of September 26, 2009 (Unaudited) and December 27, 2008
(in thousands, except share data)

	September 26,	December 27,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$8,629	$807
Accounts receivable, net of allowances of $1,111 and $863, respectively	87,422	74,406
Inventories	53,940	43,112
Deferred income taxes	7,641	9,778
Prepaid expenses and other current assets	14,501	12,933

Total current assets	172,133	141,036

Other assets:
Fixed assets, net of accumulated depreciation of $272,939 and $267,456, respectively	217,618	216,085
Goodwill, net	83,598	80,110
Other intangible assets, net	23,574	23,966
Other noncurrent assets	5,555	4,949

Total assets	$502,478	$466,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,379	$25,939
Other payables and accrued liabilities	62,346	58,630
Short-term debt	—	7,000

Total current liabilities	91,725	91,569

Other liabilities:
Long-term debt	100,000	91,000
Deferred income taxes	30,500	31,241
Other noncurrent liabilities	16,406	16,829

Total liabilities	238,631	230,639

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, 32,054,562 and 31,522,953 shares outstanding, respectively	26,711	26,268
Preferred stock, no shares outstanding	—	—
Additional paid-in capital	58,675	49,138
Retained earnings	170,441	160,938
Accumulated other comprehensive income/(loss)	8,020	(837)

Total stockholders’ equity	263,847	235,507

Total liabilities and stockholders’ equity	$502,478	$466,146

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited)
For the Nine Months Ended September 26, 2009 and September 27, 2008
(in thousands, except share data)

			Additional		Accumulated Other
		Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income/(Loss)	Total

Balance, December 29, 2007	31,214,743	$26,011	$41,430	$163,356	$16,300	$247,097

Comprehensive income/(loss):
Net income	—	—	—	10,163	—	10,163
Foreign currency translation adjustment	—	—	—	—	(3,558)	(3,558)
Net unrealized losses on derivatives, net of $136 tax effect	—	—	—	—	(209)	(209)
Actuarial loss recognized in net income, net of $48 tax effect	—	—	—	—	(82)	(82)

Total comprehensive income						6,314

Cash dividends paid to stockholders	—	—	—	(15,083)	—	(15,083)

Stock options exercised, including $360 excess tax benefit	135,567	113	2,179	—	—	2,292

Equity-based incentive expense previously recognized under a liability plan	39,250	33	876	—	—	909

Amortization of nonqualified stock options	—	—	829	—	—	829

Issuances and amortization of restricted stock and units, net of forfeitures	120,872	101	2,418	—	—	2,519

Balance, September 27, 2008	31,510,432	$26,258	$47,732	$158,436	$12,451	$244,877

Balance, December 27, 2008	31,522,953	$26,268	$49,138	$160,938	$(837)	$235,507

Comprehensive income/(loss):
Net income	—	—	—	24,783	—	24,783
Foreign currency translation adjustment	—	—	—	—	6,649	6,649
Net unrealized gains on derivatives, net of $1,042 tax effect	—	—	—	—	2,317	2,317
Actuarial loss recognized in net income, net of $62 tax effect	—	—	—	—	(109)	(109)

Total comprehensive income						33,640

Cash dividends paid to stockholders	—	—	—	(15,280)	—	(15,280)

Stock options exercised, including $830 excess tax benefit	201,560	168	3,638	—	—	3,806

Equity-based incentive expense previously recognized under a liability plan	73,356	61	1,531	—	—	1,592

Amortization of nonqualified stock options	—	—	951	—	—	951

Issuances and amortization of restricted stock and units, net of forfeitures	263,434	220	3,538	—	—	3,758

Repurchase of common stock	(6,741)	(6)	(121)	—	—	(127)

Balance, September 26, 2009	32,054,562	$26,711	$58,675	$170,441	$8,020	$263,847

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 26, 2009 and September 27, 2008
(in thousands)

	Nine Months Ended
	September 26,	September 27,
	2009	2008

Operating activities
Net income	$24,783	$10,163
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	25,945	23,917
Stock-based compensation expense	4,709	3,348
Loss/(gain) on sale of fixed assets	529	(333)
Changes in operating assets and liabilities, excluding business acquisition	(10,871)	(9,994)

Net cash provided by operating activities	45,095	27,101

Investing activities
Purchases of fixed assets	(28,667)	(30,616)
Proceeds from sale of fixed assets	667	2,737
Business acquisition, net of cash acquired	—	(23,931)

Net cash used in investing activities	(28,000)	(51,810)

Financing activities
Dividends paid	(15,280)	(15,083)
Issuance and repurchase of common stock	3,679	2,292
Net proceeds from existing credit facilities	2,000	32,131
Repayments of debt from business acquisition	—	(2,239)

Net cash (used in)/provided by financing activities	(9,601)	17,101

Effect of exchange rate changes on cash	328	(58)

Increase/(decrease) in cash and cash equivalents	7,822	(7,666)
Cash and cash equivalents at beginning of period	807	8,647

Cash and cash equivalents at end of period	$8,629	$981

Supplemental information:
Cash paid for income taxes, net of refunds of $154 and $58, respectively	$9,911	$1,982
Cash paid for interest	$2,699	$2,307
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Lance, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in our Form 10-K for the year ended December 27, 2008, filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2009. In our opinion, these condensed consolidated financial statements reflect all adjustments, consisting of only normal, recurring accruals, necessary to present fairly our condensed consolidated financial statements for the interim periods presented herein. The consolidated results of operations for the quarter and nine months ended September 26, 2009, are not necessarily indicative of the results to be expected for the full year.
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
2. NEW ACCOUNTING STANDARDS
On June 16, 2009, the Financial Accounting Standards Board (“FASB”) announced the FASB Accounting Standards Codification (the “Codification”), the online research system representing the single source of authoritative non-governmental U.S. GAAP, was available to use. All previous levels of the U.S. GAAP hierarchy are superseded and all other accounting literature not included in the Codification is non-authoritative. This Codification was effective for Lance beginning in the third quarter of 2009.
3. EARNINGS PER SHARE
The following tables provide a reconciliation of the common shares used for basic earnings per share and diluted earnings per share:

	Quarter Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
(in thousands)	2009	2008	2009	2008
Weighted average number of common shares used for basic earnings per share	31,622	31,243	31,526	31,176
Effect of potential dilutive shares	897	668	760	589

Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	32,519	31,911	32,286	31,765

Anti-dilutive shares excluded from the above reconciliation	25	100	30	367

4. EQUITY-BASED INCENTIVE
During the first quarter of 2009, we granted 73,356 restricted shares related to a long-term incentive plan for key employees that were previously accounted for as a liability. This resulted in an increase in equity and a decrease in accrued liabilities of $1.6 million during the first quarter of 2009. During the same period last year, we granted approximately 175,000 vested nonqualified stock options, 19,500 restricted shares and 19,750 shares of common stock related to a long-term incentive plan for key employees that were previously accounted for as a liability. This resulted in an increase in equity and a decrease in accrued liabilities of $0.9 million during the first quarter of 2008. There were no reclassifications from liability to equity in the second and third quarters of 2009 and 2008.

LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
5. INVENTORIES

	September 26,	December 27,
(in thousands)	2009	2008

Finished goods	$32,646	$23,227
Raw materials	10,697	11,556
Supplies, etc.	17,753	15,293

Total inventories at FIFO cost	61,096	50,076
Less adjustments to reduce FIFO cost to LIFO cost	(7,156)	(6,964)

Total inventories	$53,940	$43,112

6. ACQUISITIONS
On December 8, 2008, we acquired substantially all of the assets of Archway Cookies, LLC. In the third quarter of 2009, we completed the purchase price allocation of the assets acquired, which resulted in an increase in Inventories and a decrease in Goodwill of $0.5 million.
7. EQUITY INVESTMENT
We own a non-controlling equity interest in Late July Snacks LLC (“Late July”), an organic snack food company. Equity losses, which are not material, are included in other expense. We also manufacture products for Late July. Contract manufacturing revenue from Late July was approximately $3.3 million for both the first nine months ending 2009 and 2008. As of September 26, 2009, and December 27, 2008, accounts receivable due from Late July totaled $0.7 million and $0.4 million, respectively.
8. INCOME TAXES
We have recorded gross unrecognized tax benefits as of September 26, 2009 totaling $0.9 million and related interest and penalties of $0.3 million in other noncurrent liabilities on the condensed consolidated balance sheet. Of this amount, $0.9 million would affect the effective tax rate if subsequently recognized. Various taxing authorities’ statutes of limitations related to the computation of our unrecognized tax benefits have expired since the beginning of 2009 and reduced the unrecognized tax benefit amount by $0.3 million. We expect that certain income tax audits will be settled, and additional statutes of limitations will likely expire before the end of 2009 and may result in a potential $0.4 million reduction in the unrecognized tax benefit amount. We classify interest and penalties associated with income tax positions within income tax expense.
We have open years for income tax audit purposes in our major taxing jurisdictions according to statutes as follows:

Jurisdiction	Open years
US federal	2007 and forward
Canada federal	2005 and forward
Ontario provincial	2003 and forward
Massachusetts	2001 and forward
North Carolina	2005 and forward
Iowa	2005 and forward
9. FAIR VALUE MEASUREMENTS
We have classified assets and liabilities required to be measured at fair value into the fair value hierarchy as set forth below:
     Level 1 — quoted prices in active markets for identical assets and liabilities.
     Level 2 — observable inputs other than quoted prices for identical assets and liabilities.
     Level 3 — unobservable inputs in which there is little or no market data available, which requires us to develop our own assumptions.
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
10. DERIVATIVE INSTRUMENTS
We are exposed to certain risks relating to our ongoing business operations. We use derivative instruments to manage interest rate and foreign exchange rate risks.
Interest Rate Swaps
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate, Canadian Bankers’ Acceptance discount rate, Canadian prime rate and U.S. base rate interest. Interest rate swaps are entered into to manage interest rate risk associated with our variable-rate debt, and to maintain a desirable proportion of fixed to variable-rate debt. In February 2009, we entered into an interest rate swap agreement on an additional $15 million of debt. The notional amount of interest rate swaps increased from $50 million at December 27, 2008, to $65 million at September 26, 2009.
Foreign Currency Forwards
We are exposed to foreign exchange rate fluctuations through the operations of our Canadian subsidiary. A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of the operations’ costs, such as raw materials and direct labor, are denominated in Canadian dollars. We have entered into a series of forward currency contracts to mitigate a portion of this foreign exchange rate exposure. The notional amount for foreign currency forwards decreased from $18.8 million at December 27, 2008, to $6.7 million at September 26, 2009.
All of our derivative instruments are accounted for as cash flow hedges. The effective portion of the change in fair value is included in Accumulated other comprehensive income/(loss), net of related tax effects, with the corresponding asset or liability recorded in the Condensed Consolidated Balance Sheets.
The pre-tax income/(expense) effect of derivative instruments on the Condensed Consolidated Statements of Income is as follows:

	Quarter Ended		Nine Months Ended
(in thousands)	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008

Interest rate swaps (included in Interest expense, net)	$(605)	$(241)	$(1,737)	$(553)
Foreign currency forwards (included in Net revenue)	93	(96)	(1,169)	(7)
Foreign currency forwards (included in Other expense, net)	1	29	(52)	38

Total net pre-tax expense from derivative instruments	$(511)	$(308)	$(2,958)	$(522)

The fair value of derivative instruments in the condensed consolidated balance sheets using Level 2 inputs is as follows:

	Fair Value of Asset/(Liability) at
	September 26,	December 27,
(in thousands)	2009	2008

Interest rate swaps (included in Other noncurrent liabilities)	$(3,645)	$(4,272)
Foreign currency forwards (included in Other payables and accrued liabilities)	—	(2,094)
Foreign currency forwards (included in Prepaid expenses and other current assets)	638	—

Total fair value of derivative instruments	$(3,007)	$(6,366)

LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The change in unrealized pre-tax gains/(losses) included in other comprehensive income due to fluctuations in interest rates and foreign exchange rates were as follows:

	Quarter Ended		Nine Months Ended
(in thousands)	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008

Interest rate swaps	$42	$(162)	$627	$(170)
Foreign currency forwards	596	381	2,732	(175)

Total change in unrealized pre-tax gains/(losses) from derivative instruments (effective portion)	$638	$219	$3,359	$(345)

The counter party risk associated with our derivative instruments is considered minimal because the fair values of these instruments either are in a liability position or are not material at September 26, 2009.
11. COMMITMENTS AND CONTINGENCIES
Lease Obligations
In the third quarter of 2009, we entered into a 10-year operating lease agreement for a corporate office located in Charlotte, North Carolina. No payments are due under the lease in 2009. Future minimum payments are approximately $1.6 million in 2010, $2.0 million in 2011, $2.0 million in 2012, $2.1 million in 2013 and $14.8 million in years thereafter. The new space allows for the consolidation of two leased administrative office locations.
Contractual Obligations
In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections, and expected usage levels. Purchase commitments for inventory decreased from $95.2 million as of December 27, 2008, to $85.6 million as of September 26, 2009, due to varying contractual obligations. Our practice is to contract at least six months in advance for all major ingredients and packaging.
Customer Concentration
Sales to our largest customer, Wal-Mart Stores, Inc., were 22% and 21% of revenue for the quarter and nine months ended September 26, 2009, respectively, and 20% of revenue for both the quarter and the nine months ended September 27, 2008. Accounts receivable at September 26, 2009 and December 27, 2008, included receivables from Wal-Mart Stores, Inc. totaling $24.9 million and $18.0 million, respectively.
12. SUBSEQUENT EVENTS
Subsequent events have been evaluated for recognition and disclosure through the date these financial statements were filed with the SEC.
On October 13, 2009, we completed the purchase of the Stella D’oro® brand and certain manufacturing equipment from Stella D’oro Biscuit Co., Inc. for approximately $21 million. Stella D’oro® is a leading brand in the specialty cookie market. Stella D’oro® products include shelf stable cookies, breakfast treats, breadsticks and biscotti that are sold in grocery stores and mass merchants throughout the United States, with a high concentration in the Northeast and Southeast regions of the country. The Stella D’oro® brand will enhance our portfolio of niche snack food offerings to our customers. We will manufacture the majority of the products in our Ashland, Ohio facility. The initial purchase price allocation and valuation of the assets acquired is in process.

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
Quarter Ended September 26, 2009 Compared to Quarter Ended September 27, 2008

					Favorable/
	Quarter Ended				(Unfavorable)
(dollars in thousands)	September 26, 2009		September 27, 2008		Variance

Revenue	$234,902	100.0%	$225,587	100.0%	$9,315	4.1%
Cost of sales	140,129	59.7%	143,040	63.4%	2,911	2.0%

Gross margin	94,773	40.3%	82,547	36.6%	12,226	14.8%
Selling, general and administrative	80,019	34.1%	72,337	32.1%	(7,682)	-10.6%
Other expense/(income), net	644	0.3%	(536)	-0.2%	(1,180)	-220.1%

Earnings before interest and taxes	14,110	6.0%	10,746	4.8%	3,364	31.3%
Interest expense, net	796	0.3%	708	0.3%	(88)	-12.4%
Income tax expense	4,511	1.9%	3,229	1.4%	(1,282)	-39.7%

Net income	$8,803	3.7%	$6,809	3.0%	$1,994	29.3%

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Third Quarter Summary
Net income increased $2.0 million, or approximately 29%, compared to the third quarter of 2008. The major factors that favorably influenced results of operations were:
•	lower energy, ingredient and packaging costs;

•	higher selling prices aimed at offsetting the escalation in ingredient costs that occurred throughout 2008;

•	net income generated by Archway products acquired in December 2008;

•	introductions of innovative new products in both our private brand and branded categories;

•	improvements in supply chain efficiencies, such as lower shipping costs; and

•	improved efficiencies in our direct store delivery (“DSD”) route system, which resulted in improvements in weekly average sales per route and lower route costs.
These factors were partially offset by:
•	increased advertising expenses primarily as a result of the launch of our first national television campaign;

•	increased employee-related costs, such as compensation, incentives, and insurance-related expenses, due to recent acquisitions, strong operational performance, and additional employees to support company objectives;

•	lower sales in the convenience store and food service channels, due to the economic downturn and impact of our DSD transformation initiative;

•	the closure of our Brent & Sam’s Little Rock, Arkansas facility and the subsequent relocation of the manufacturing equipment and production to Charlotte, North Carolina;

•	transaction costs related to the purchase of the Stella D’oro® brand and certain related machinery and equipment; and

•	costs related to the implementation of our ERP application system.
Revenue
Total revenue increased $9.3 million, or approximately 4%, from the third quarter of 2008 and was affected by the following factors:

Favorable/
(Unfavorable)

Acquisition	3%
Pricing, net of allowances	2%
Volume/Mix, net	-1%

Total percentage change in revenue	4%

As a percentage of total revenue, revenue by product category is as follows:

	Quarter Ended
	September 26, 2009	September 27, 2008

Branded Products	58%	60%
Private Brand Products	32%	30%
Contract Manufacturing	10%	10%

Total Revenue	100%	100%

Compared to the third quarter of 2008, revenue from branded products increased $0.7 million or 1%. Sales of branded products to grocery stores, distributors and discount stores generated significant revenue growth compared to the same quarter last year due to acquisitions, new products offerings and increased selling prices. These increases were significantly offset by double-digit revenue declines from certain customers, including up-and-down the street, convenience store and food service establishments resulting from the impact of lower consumer spending in these channels and our planned DSD transformation initiative. In addition, branded product revenue from mass merchandisers was down slightly due to changes in store formats, which reduced the number of opportunities for promotional displays compared to the third quarter of 2008.
Private brand revenue increased approximately $7.7 million or 11% compared to the third quarter of 2008, primarily related to growth from new products and increased selling prices. Growth in this category is also being driven by increased demand from consumers for store brands, which is believed to be the result of the economic downturn.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Revenue from contract manufacturing increased $0.9 million or 4% compared to the third quarter of 2008 due to volume and selling price increases.
Gross Margin
Gross margin increased $12.2 million, or 3.7% as a percentage of revenue, compared to the third quarter of 2008. The increase in gross margin was mostly due to lower ingredient, natural gas and packaging costs, as well as the favorable impact of higher selling prices aimed at offsetting the escalation in ingredient costs that occurred throughout 2008. Partially offsetting these improvements was a higher mix of private brand product sales that have a lower gross margin percentage than sales of branded products.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses increased $7.7 million, or 2.0% as a percentage of revenue, as compared to the third quarter of 2008. Advertising and marketing costs increased $2.6 million and $0.7 million, respectively, to support the Lance and Cape Cod brands, which includes the costs associated with our first national television campaign that was completed during the third quarter of 2009. Compensation related expenses increased $2.5 million due to additional employees and higher incentive expense, as well as higher medical and casualty costs, which increased $1.1 million compared to the third quarter of 2008. Merchandising costs increased $0.7 million due to a higher number of format changes at our customers’ locations. In addition, there were incremental expenses related to our ERP application system implementation. Partially offsetting these increased expenses were favorable fuel rates, as well as distribution and DSD efficiencies.
Other Expense, Net
Other expense, net increased $1.2 million due to losses on the sale of fixed assets during the third quarter of 2009 compared to gains in the third quarter of 2008. In addition, we incurred higher foreign currency transaction losses during the third quarter of 2009.
Income Tax Expense
Our effective income tax rate was 33.9% in the third quarter of 2009 compared to 32.2% in the third quarter of 2008. The effective income tax rate increase was the result of higher pre-tax net income, which reduced the utilization of favorable permanent difference tax deductions, and reductions in long-term tax contingencies.
Nine Months Ended September 26, 2009 Compared to Nine Months Ended September 27, 2008

					Favorable/
	Nine Months Ended				(Unfavorable)
(dollars in thousands)	September 26, 2009		September 27, 2008		Variance

Revenue	$687,065	100.0%	$637,169	100.0%	$49,896	7.8%
Cost of sales	411,171	59.8%	400,192	62.8%	(10,979)	-2.7%

Gross margin	275,894	40.2%	236,977	37.2%	38,917	16.4%
Selling, general and administrative	233,996	34.1%	219,762	34.5%	(14,234)	-6.5%
Other expense/(income), net	1,252	0.2%	(379)	-0.1%	(1,631)	-430.3%

Earnings before interest and taxes	40,646	5.9%	17,594	2.8%	23,052	131.0%
Interest expense, net	2,518	0.4%	2,173	0.3%	(345)	-15.9%
Income tax expense	13,345	1.9%	5,258	0.8%	(8,087)	-153.8%

Net income	$24,783	3.6%	$10,163	1.6%	$14,620	143.9%

Nine Months Summary
Net income increased $14.6 million, or approximately 144%, compared to the first nine months of 2008. The major factors that favorably influenced results of operations were:
•	higher selling prices aimed at offsetting the escalation in ingredient costs that occurred throughout 2008;

•	lower energy, ingredient and packaging costs;

•	introductions of innovative new products in both our private brand and branded categories;

•	net income generated by Archway products acquired in December 2008 and Brent and Sam’s products acquired in March 2008;

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	improvements in supply chain efficiencies, such as increased labor efficiencies and lower shipping costs; and

•	improved efficiencies in our DSD route system, which resulted in improvements in weekly average sales per route and lower route costs.
These factors were partially offset by:
•	increased advertising expenses primarily as a result of the launch of our first national television campaign;

•	incremental promotional and marketing expenditures in order to reestablish the Archway® brand, and to drive consumer demand for peanut butter sandwich crackers due to the recall of other manufacturers’ peanut butter products;

•	the closure of our Brent & Sam’s Little Rock, Arkansas facility and the subsequent relocation of the manufacturing equipment and production to Charlotte, North Carolina;

•	acquisition costs related to the purchase of the Stella D’oro® brand and certain related machinery and equipment; and

•	costs related to the implementation of our ERP application system.
Revenue
Total revenue increased $49.9 million, or approximately 8%, from the first nine months of 2008. The increase in revenue was the result of:

Favorable/
(Unfavorable)

Pricing, net of allowances	4%
Acquisitions	3%
Volume/Mix, net	1%

Total percentage change in revenue	8%

As a percentage of total revenue, revenue by product category is shown below:

	Nine Months Ended
	September 26, 2009	September 27, 2008

Branded Products	59%	61%
Private Brand Products	31%	29%
Contract Manufacturing	10%	10%

Total Revenue	100%	100%

Compared to the first nine months of 2008, revenue from branded products increased $13.0 million or 3%. This increase was significantly impacted by the acquisition of Archway as well as price increases to offset higher ingredient costs that occurred in 2008. Lance® home pack sandwich crackers experienced growth during the first nine months of 2009 despite the impact of the peanut butter recall that occurred during the first quarter of 2009 and the incremental promotional spending as compared to the first nine months of 2008. Cape Cod® potato chips experienced modest revenue growth despite economic pressures and increased competition in the kettle chip market. Overall sales of branded products to grocery stores, distributors, discount stores, and club stores continued to grow compared to the first nine months of 2008. These increases were partially offset by revenue declines for certain customers, including up-and-down the street, convenience store and food service establishments, resulting from our DSD transformation initiative and the impact of lower consumer spending at these customers.
Private brand revenue increased approximately $30.0 million or 16% compared to the first nine months of 2008. The major drivers for the increase in revenue were new product offerings, selling price increases and incremental revenue as a result of the acquisition of Brent & Sam’s that occurred during the first quarter of 2008. Growth in this category is also being driven by increased demand from consumers for store brands, which is believed to be the result of the economic downturn.
Revenue from contract manufacturing increased $6.9 million or 11% as compared to the first nine months of 2008. Approximately $5.5 million of the revenue increase was due to increased volume from a short-term manufacturing contract for a new customer. The remainder of the revenue increase was due to higher selling prices and volume increases.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Gross Margin
Gross margin increased $38.9 million, or 3.0% as a percentage of revenue, compared to the first nine months of 2008. This increase in gross margin was mostly due to higher selling prices aimed at offsetting the escalation in ingredient costs that occurred throughout 2008, lower ingredient and packaging costs, increased sales volume, improved manufacturing efficiencies, lower natural gas costs and the favorable foreign currency impact of a weakening Canadian dollar on our Canadian operations. These improvements were somewhat offset by the higher mix of private brand product sales that generally carry a lower gross margin percentage than sales of branded products. Overall, we expect ingredient costs to be slightly lower in the last quarter of 2009 compared to the first nine months of 2009, and the overall gross margin percentage is expected to increase in the fourth quarter of 2009.
Selling, General and Administrative Expenses
Selling, general, and administrative costs increased $14.2 million, but decreased 0.4% as a percentage of revenue, compared to the first nine months of 2008. Advertising and marketing costs increased $8.8 million to support the Lance and Cape Cod brands, which includes the costs associated with our first national television campaign. While we do not anticipate advertising costs to be significant in the fourth quarter of 2009, we plan to continue to invest in advertising in 2010. In addition, we spent $1.3 million to reestablish the Archway® brand in the marketplace and mitigate the negative impact of the peanut butter recall. Compensation related expenses increased $6.4 million due to additional employees and higher incentive expense. Information technology expenditures also increased due to the continuation of our ERP application system implementation. Somewhat offsetting these increased expenses were favorable fuel rates, lower shipping expenses and lower route costs, because of the DSD transformation initiatives compared to the first nine months of 2008.
Other Expense, Net
Other expense, net increased $1.6 million compared to the first nine months of 2008 due to losses on the sale of fixed assets, as well as foreign currency transaction losses during the first nine months of 2009 compared to gains during the first nine months of 2008.
Income Tax Expense
Compared to the first nine months of 2008, the effective income tax rate increased from 34.1% to 35.0%. The effective income tax rate increase was the result of lower utilization of favorable permanent difference tax deductions partially offset by increased business incentives and a lesser reduction in long-term tax contingencies compared to the same period in the prior year. We expect the 2009 full year income tax rate to be approximately 35% as compared to 34.6% for full year 2008.
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
Operating Cash Flows
Net cash provided by operating activities was $45.1 million during the first nine months of 2009 and $27.1 million during the first nine months of 2008. Uses of cash as reflected in changes in operating assets and liabilities increased from $10.0 million during the first nine months of 2008 to $10.9 million in the first nine months of 2009, due primarily to higher inventory levels as a result of acquisitions and introductions of new products.

LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investing Cash Flows
Net cash used in investing activities was $28.0 million for the first nine months of 2009. Capital expenditures for fixed assets, principally information systems and manufacturing equipment, totaled $28.7 million during the first nine months of 2009, partially funded by proceeds from the sale of assets of $0.7 million. Capital expenditures are expected to continue at a level sufficient to support our strategic and operating needs. Capital expenditures for fiscal 2009 are projected to be between $43 million and $45 million and funded by net cash flow from operating activities, cash on hand, and our existing credit facilities.
Net cash used in investing activities during the first nine months of 2008 represented capital expenditures of $30.6 million, partially offset by proceeds from the sale of fixed assets of $2.7 million. On March 14, 2008, we acquired Brent & Sam’s, Inc. for approximately $23.9 million. Capital expenditures for purchases of fixed assets were $39.1 million for the full year ended December 27, 2008.
On October 13, 2009, we completed the purchase of the Stella D’oro® brand as well as certain manufacturing equipment from Stella D’oro Biscuit Co., Inc. for a purchase price of approximately $21 million. Available cash on hand and funds available under our existing credit facilities were used to fund this acquisition.
Financing Cash Flows
During both of the first nine months of 2009 and 2008, we paid dividends of $0.48 per share totaling $15.3 million and $15.1 million, respectively. In addition, we received cash and related tax benefits of $3.7 million and $2.3 million during the first nine months of 2009 and 2008, respectively, as a result of stock option exercises, net of stock repurchases. Proceeds from our existing credit facilities were used to partially fund purchases of fixed assets during the first nine months of 2009. On October 29, 2009, the Board of Directors declared a quarterly cash dividend of $0.16 per share, payable on November 20, 2009, to stockholders of record on November 10, 2009.
During the first nine months of 2008, net cash from financing activities was impacted by $24.0 million of additional borrowings under our existing credit facilities for the acquisition of Brent & Sam’s. Shortly after completing this acquisition, we repaid $2.2 million of Brent & Sam’s existing debt with cash from operations. We also made net short-term borrowings of $8.1 million during the first nine months of 2008 to fund increases in working capital.
Debt
Additional borrowings available under our existing U.S. and Canadian credit facilities totaled $48.0 million as of September 26, 2009. We have complied with all financial covenants contained in the credit agreement. We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $15.7 million as of September 26, 2009.
Contractual Obligations
In order to fix a portion of our ingredient and packaging costs, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Purchase commitments for inventory decreased from $95.2 million as of December 27, 2008, to $85.6 million as of September 26, 2009, due to varying contractual obligations. We are currently contracted at least six months in advance for all major ingredients and packaging.
During the third quarter of 2009, we entered into a 10-year operating lease agreement for a corporate office located in Charlotte, North Carolina, commencing September 1, 2009 and terminating on February 29, 2020. No payments are due under the lease in 2009. Future minimum payments are approximately $1.6 million in 2010, $2.0 million in 2011, $2.0 million in 2012, $2.1 million in 2013 and $14.8 million in years thereafter. The new space allows for the consolidation of two leased administrative office locations and will allow for greater efficiency within functional areas as well as across functional departments.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or cash flows.

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
In November 2006, we entered into an interest rate swap agreement on $35 million of debt in order to fix the interest rate at 4.99%, plus applicable margin. The applicable margin on September 26, 2009, was 0.40%. In July 2008, we entered into an interest rate swap agreement on an additional $15 million of debt in order to fix the interest rate at 3.87%, plus applicable margin. The applicable margin on this agreement on September 26, 2009, was 0.40%. In February 2009, we entered into an interest rate swap agreement on an additional $15 million of debt in order to fix the interest rate at 1.68%, plus applicable margin. The applicable margin on this agreement on September 26, 2009, was 0.32%. While these swaps fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $0.6 million and $1.7 million lower without these swaps during the third quarter and the first nine months of 2009, respectively.
We are exposed to foreign exchange rate fluctuations through the operations of our Canadian subsidiary. A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of the operations’ costs, such as raw materials and direct labor, are denominated in Canadian dollars. We have entered into a series of derivative forward contracts to mitigate a portion of this foreign exchange rate exposure. These contracts have maturities through June 2010. During the first nine months of 2009, foreign currency fluctuations favorably impacted pre-tax earnings by $2.4 million compared to the first nine months of 2008. However, this increase in pre-tax earnings was offset by the unfavorable effect of derivative forward contracts of $1.2 million during the first nine months of 2009 compared to the first nine months of 2008, resulting in a net favorable impact of foreign currency of $1.2 million in 2009.
Due to foreign currency fluctuations during the first nine months of 2009 and 2008, we recorded gains of $6.6 million and losses of $3.6 million, respectively, in other comprehensive income because of the translation of the subsidiary’s financial statements into U.S. dollars.
We are exposed to credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. For the first nine months of 2009, net bad debt expense was $1.0 million primarily due to increased accounts receivable, customer bankruptcies and general economic conditions. Net bad debt expense was $0.4 million for the first nine months of 2008. Allowances for doubtful accounts were $1.1 million at September 26, 2009 and $0.9 million at December 27, 2008.
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
There have been no changes in our internal control over financial reporting during the quarter ended September 26, 2009, that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Credit Agreement dated October 20, 2006, restricts our payment of cash dividends and repurchases of common stock if, after payment of any dividends or any repurchases of common stock, our consolidated stockholders’ equity would be less than $125.0 million. At September 26, 2009, our consolidated stockholders’ equity was $263.8 million.
In December 2008, the Board of Directors approved the repurchase of up to 100,000 shares of common stock for the purpose of acquiring shares of common stock from employees to cover withholding taxes payable by employees upon the vesting of shares of restricted stock when sales of common stock by employees are not permitted. There were no repurchases of common shares during the third quarter of 2009. The maximum number of shares that could be purchased under the plans or programs at September 26, 2009 was 93,259.
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

Dated: October 30, 2009