Form 10-K
period 2009-12-26
LANCE INC
filed 2010-02-23
CIK 57528

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _____________

Commission file number 0-398

LANCE, INC.
(Exact name of Registrant as specified in its charter)

North Carolina	56-0292920
(State of Incorporation)	(I.R.S. Employer Identification Number)

13024 Ballantyne Corporate Place, Suite 900, Charlotte, North Carolina 28277
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):
     Large accelerated filer ☑             Accelerated filer ☐             Non-accelerated filer ☐             Smaller reporting company ☐
                           (do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No☑

The aggregate market value of shares of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of voting or nonvoting common equity, held by non-affiliates as of June 26, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $695,629,000.

The number of shares outstanding of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of February 18, 2010, was 32,091,166 shares.

Documents Incorporated by Reference
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2010 are incorporated by reference into Part III of this Form 10-K.

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

In October 2009, we acquired the Stella D’oro® brand as well as certain equipment and inventory from Stella D’oro Biscuit Co., Inc.  These products are manufactured in our Ashland, Ohio facility.

During 2009, we closed our Little Rock, Arkansas premium cookie manufacturing operation and relocated the manufacturing equipment and production to Charlotte, North Carolina.

Products

We manufacture, market and distribute a variety of snack food products.  We manufacture products including sandwich crackers and sandwich cookies, potato chips, cookies, crackers, other salty snacks, sugar wafers, nuts, restaurant style crackers and candy.  In addition, we purchase certain cakes, meat snacks, candy, restaurant style crackers and salty snacks for resale in order to broaden our product offerings.  Products are packaged in various single-serve, multi-pack and family-size configurations.  We manufacture approximately 97% of all of the products we sell and the remainder is purchased for resale.

We sell both branded and private brand products, as well as contracted products for other branded food manufacturers.  Our branded products are principally sold under the Lance®, Cape Cod®, Tom’s®, Archway® and Stella D’oro® brands.    Private brand (private label) products are sold to retailers and distributors using store brands or our own control brands.  During 2009, 2008 and 2007, branded products represented approximately 58%, 60% and 63% of total revenue, respectively, and private brand products represented approximately 32%, 30% and 27% of total revenue in 2009, 2008 and 2007, respectively.  Contract manufacturing represented 10% of revenue in 2009, 2008 and 2007.

Intellectual Property

Trademarks that are important to our business are protected by registration or other means in the United States and most other markets where the related products are sold.  We own various registered trademarks for use with our branded products including LANCE, CAPE COD POTATO CHIPS, TOM’S, ARCHWAY, STELLA D’ORO, TOASTCHEE, TOASTY, NEKOT, NIPCHEE, CHOC-O-LUNCH, VAN-O-LUNCH, GOLD-N-CHEES, CAPTAIN’S WAFERS, THUNDER, SALERNO, OUTPOST and a variety of other marks and designs.  We license trademarks, including DON PABLO’s, BUGLES, BASS PRO SHOP and TEXAS PETE, for limited use on certain products that are classified as branded product sales.  We also own registered trademarks including VISTA, BRENT & SAM’S, DELICIOUS, and JODAN that are used in connection with our private brand products.

Distribution

Distribution through our direct-store-delivery (DSD) route sales system accounted for approximately 40% of 2009 revenues.  At December 26, 2009, the DSD system consisted of approximately 1,100 sales routes in 24 states, mostly located within the Southeastern and Mid-Atlantic United States.  One sales representative serves each sales route.  We use our own fleet of tractors and trailers to make deliveries of products throughout our DSD system.  Each route maintains stockroom space for inventory through either individual stockrooms or distribution facilities.  The sales representatives load route trucks from these stockrooms for delivery to customers.

In 2009, approximately 60% of our total revenues were generated through distribution of direct shipments or customer pick-ups through third-party carriers and our own transportation fleet to customer locations throughout most of the United States and other parts of North America.  We utilize our own personnel, independent distributors and brokers to solicit direct sales.

Customers

The customer base for our branded products include grocery/mass merchandisers, distributors, convenience stores, club stores, discount stores, food service establishments and various other customers including drug stores, schools, military and government facilities and “up and down the street” outlets such as recreational facilities, offices and other independent retailers.  Private brand customers include grocery/mass merchandisers and discount stores.  We also manufacture products for branded manufacturers.

Substantially all of our revenues are to customers in the United States.  Revenue from our largest customer, Wal-Mart Stores, Inc., was approximately 22% of our total revenue in 2009.  The loss of this customer or a substantial portion of business with this customer could have a material adverse effect on our business and results of operations.

Raw Materials

The principal raw materials used to manufacture our products are flour, vegetable oil, sugar, potatoes, peanuts, other nuts, cheese, cocoa and seasonings.  The principal packaging supplies used are flexible film, cartons, trays, boxes and bags.  These raw materials and supplies are normally available in adequate quantities in the open market and may be contracted by us up to a year or more in advance, depending on market conditions.

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

Environmental Matters

Our operations in the United States and Canada are subject to various federal, state (or provincial) and local laws and regulations with respect to environmental matters.  However, the Company was not a party to any material proceedings arising under these laws or regulations for the periods covered by this Form 10-K.  We believe the Company is in compliance with all material environmental regulations affecting our facilities and operations and that continued compliance will not have a material impact on our capital expenditures, earnings or competitive position.
`
Employees

At both the beginning of February 2010 and 2009, we had approximately 4,800 active employees in the United States and Canada.  None of our employees are covered by a collective bargaining agreement.

Other Matters

Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, are available on our website free of charge.  The website address is www.lanceinc.com.  All required reports are made available on the website as soon as reasonably practicable after they are filed with the Securities and Exchange Commission.

Item 1A.  Risk Factors

In addition to the other information in this Form 10-K, the following risk factors should be considered carefully in evaluating our business.  Our business, financial condition or results of operations may be adversely affected by any of these risks.  Additional risks and uncertainties, including risks that we do not presently know of or currently deem insignificant, may also impair our business, financial condition or results of operations.

Our performance may be impacted by general economic conditions and an economic downturn.
Recessionary pressures from an overall decline in U.S. economic activity could adversely impact our business and results of operations.  Economic uncertainty may reduce consumer spending in our sales channels and create a shift in consumer preference toward private label products.  While our product portfolio contains both branded and private label offerings and mitigates certain exposure, shifts in consumer spending could result in increased pressure from competitors or customers to reduce the prices of some of our products and/or limit our ability to increase or maintain prices, which could lower our overall revenues and profitability.

Instability in the financial markets may impact our ability or increase the cost to enter into new credit agreements in the future.  Additionally, it may weaken the ability of our customers, suppliers, distributors, banks, insurance companies and other business partners to perform in the normal course of business, which could expose us to losses or disrupt the supply of inputs we rely upon to conduct our business.  If one or more of our key business partners fail to perform as expected or contracted for any reason, our business could be negatively impacted.

Volatility in the price or availability of the inputs we depend on, including raw materials, packaging, energy and labor, may adversely impact our profitability.
Our profitability could be adversely impacted by changes in the cost or availability of raw materials and packaging.  While we often obtain substantial commitments for future delivery of certain raw materials and may engage in limited hedging to reduce the price risk of these raw materials, continuing long-term increases in the costs of raw materials and packaging, including cost increases due to the tightening of supply, could adversely affect our profitability.

Our transportation and logistics system is dependent upon gasoline and diesel fuel, and our manufacturing operations depend on natural gas.  While we may enter into forward purchase contracts to reduce the price risk associated with some of these costs, continuing long-term changes in the cost or availability of natural gas and energy could adversely impact our financial performance.

Our continued growth requires us to hire, retain and develop a highly skilled workforce and talented management team. Any unplanned turnover or our failure to develop an adequate succession plan for current positions could erode our competitiveness. In addition, our operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs.

We operate in a highly competitive food industry.
Price competition and industry consolidation could adversely impact our results of operations and financial condition.  The sales of most of our products are subject to significant competition primarily through discounting and other price cutting techniques by competitors, many of whom are significantly larger and have greater resources than we do.  In addition, there is a continuing consolidation by the major companies in the food industry, which could increase competition.  Significant competition increases the possibility that we could lose one or more major customers, lose existing product offerings at customer locations, lose market share and/or shelf space, increase expenditures or reduce selling prices, which could have an adverse impact on our business or results of operations.

Sales price increases initiated by us may negatively impact total revenue.  Future price increases, such as those to offset increased ingredient costs, may reduce our overall sales volume, which could reduce total revenues and operating profit.  Additionally, if market prices for certain ingredients decline significantly below our contracted prices, customer pressure to reduce prices could lower total revenues and operating profit.

Changes in our top customer relationships could impact our revenues and profitability.
We are exposed to risks resulting from several large customers that account for a significant portion of our revenue.  Our top ten customers accounted for approximately 40% of our revenue during 2009 with our largest customer representing 22% of our 2009 revenue.  The loss of one or more of our large customers could adversely affect our results of operations.  These customers typically make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance and generally do not enter into long-term contracts.  In addition, these significant customers may re-evaluate or refine their business practices related to inventories, product displays, logistics or other aspects of the customer-supplier relationship.  Our results of operations could be adversely affected if revenue from one or more of these customers is significantly reduced or if the cost of complying with customers’ demands is significant.  If receivables from one or more of these customers become uncollectible, our results of operations may be adversely impacted.

Efforts to execute and accomplish our strategic initiatives could adversely affect our financial performance.
We utilize several operating strategies to increase revenue and improve operating performance.  If we are unsuccessful due to our execution, unplanned events, change management or unfavorable market conditions, our financial performance could be adversely affected.  If we pursue strategic acquisitions, divestitures, or joint ventures, we may incur significant costs and may not be able to consummate the transactions.  We may also be unsuccessful at integrating acquired businesses.

Future acquisitions could also result in potentially dilutive issuances of equity securities or the incurrence of debt, which could adversely affect result of operations and financial condition.  In the event we enter into strategic transactions or relationships, our financial results may differ from expectations.  We may not be able to achieve expected returns and other benefits as a result of integration or divestiture challenges not adequately considered at the time of the transaction.

Concerns with the safety and quality of certain food products or ingredients could cause consumers to avoid our products.
We could be adversely affected if consumers in our principal markets lose confidence in the safety and quality of certain products or ingredients.  Negative publicity about these concerns, whether or not valid, may discourage consumers from buying our products or cause disruptions in production or distribution of our products.

If our products become adulterated, misbranded or mislabeled, we might need to recall those items and may experience product liability claims if consumers are injured or become sick.
Future product recalls or safety concerns could adversely impact our results of operations and market share.  We may be required to recall certain of our products should they be mislabeled, contaminated or damaged.  We also may become involved in lawsuits and legal proceedings if it is alleged that the consumption of any of our products causes injury or illness.  A product recall or an adverse result in any such litigation could have a material adverse effect on our operating and financial results.

Disruption of our supply chain or information technology systems could have an adverse impact on our business, results of operations, and financial condition.
Our ability to make, move, and sell products is critical to our success.  Damage or disruption to our manufacturing or distribution capabilities or the supply and delivery of key inputs, such as raw materials, packaging, labor and energy, could impair our ability to conduct our business.  Examples include, but are not limited to, weather, natural disasters, fires, terrorism, pandemics, and strikes. We specifically have DSD routes and manufacturing facilities located in areas prone to tornadoes, hurricanes and floods.  Any business disruption due to natural disasters or catastrophic events in these areas could adversely impact our financial performance if not adequately mitigated.

Also, we increasingly rely on information technology systems to conduct our business.  These systems may experience damage, failures, interruptions, errors, inefficiencies, attacks, or suffer from fires or natural disasters, any of which could have a material adverse effect on our business if not adequately mitigated by our security measures and disaster recovery plans.

We may be unable to anticipate changes in consumer preferences and trends, which may result in lower demand for our products.
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

New regulations or legislation could adversely affect our business.
Food production and marketing are highly regulated by a variety of governmental agencies.  New or increased government regulation of the food industry, including areas related to production processes, product quality, packaging, labeling, marketing, storage and distribution, and labor unions could adversely impact our results of operations by increasing production costs or restricting our methods of operation and distribution.  These regulations may address food industry or society factors, such as obesity, nutritional concerns and diet trends.  Additionally, we have increased advertising for our products and could be the target of claims relating to alleged false or deceptive advertising practices that may restrict our right to advertise our products.

We are exposed to interest and foreign currency exchange rate volatility, which could negatively impact our operating results and financial condition.
We are exposed to interest rate volatility since the interest rate associated with our existing credit facilities is variable.  While we mitigate a portion of this volatility by entering into interest rate swap agreements, those agreements could lock our interest rates above the market rates.

We are also exposed to foreign exchange rate volatility primarily through the operations of our Canadian subsidiary.  We mitigate a portion of the volatility impact on our results of operations by entering into foreign currency derivative contracts.  Because our consolidated financial statements are presented in U.S. dollars, we must translate the Canadian subsidiary’s financial statements at the then-applicable exchange rates.  Consequently, changes in the value of the U.S. dollar may impact our consolidated financial statements, even if the value has not changed in the original currency.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate offices are located in Charlotte, North Carolina.  We have manufacturing operations in Charlotte, North Carolina; Burlington, Iowa; Columbus, Georgia; Hyannis, Massachusetts; Corsicana, Texas; Perry, Florida; Ashland, Ohio; Cambridge, Ontario; and Guelph, Ontario.  Most of our manufacturing facilities produce both branded and non-branded products.  During 2009, we closed our Little Rock, Arkansas premium cookie manufacturing operation and relocated the manufacturing equipment and production to Charlotte, North Carolina.  Our Little Rock location is currently held for sale.

We lease office space for administrative support and sales offices in 13 states.  We also own or lease approximately 1,400 stockroom locations and 10 distribution facilities.

The plants and properties that we own and operate are maintained in good condition and are believed to be suitable and adequate for present needs.  We believe that we have sufficient production capacity or the ability to increase capacity to meet anticipated demand in 2010.

Item 3.  Legal Proceedings

We are currently subject to various routine legal proceedings and claims incidental to our business.  In our opinion, such routine litigation and claims should not have a material adverse effect upon our consolidated financial statements taken as a whole.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item X.  Executive Officers of the Registrant

Information as to each of our executive officers is as follows:

Name	Age	Information About Officer
David V. Singer	54
President and Chief Executive Officer of Lance, Inc. since 2005; Executive Vice President and Chief Financial Officer of Coca-Cola Bottling Co. Consolidated, a beverage manufacturer and distributor, from 2001 to 2005.

Rick D. Puckett	56
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

Glenn A. Patcha	46	Senior Vice President – Sales and Marketing of Lance, Inc. since January 2007; Senior Vice President of Marketing ConAgra Grocery Products Division, a packaged foods company, 2003 to June 2006.
Blake W. Thompson	54
Senior Vice President – Supply Chain of Lance, Inc. since February 2007; Vice President – Supply Chain of Lance, Inc. from 2005 to 2006; Senior Vice President, Supply Chain of Tasty Baking, a snack food manufacturer and distributor, from 2004 to 2005.

Kevin A. Henry	42
Senior Vice President and Chief Human Resources Officer of Lance, Inc. from January 2010; Chief Human Resources Officer of Coca Cola Bottling Co. Consolidated, a beverage manufacturer and distributor, from September 2007 to 2009; and Senior Vice President of Human Resources at Coca Cola Bottling Co. from February 2001 to 2009.

Margaret E. Wicklund	49
Vice President, Corporate Controller, Principal Accounting Officer and Assistant Secretary of Lance, Inc. since 2007; Corporate Controller, Principal Accounting Officer and Assistant Secretary of Lance, Inc. from 1999 to 2006.

All of the executive officers were appointed to their current positions at the Annual Meeting of the Board of Directors on April 23, 2009, except Kevin A. Henry who was appointed on January 13, 2010.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our $0.83-1/3 par value Common Stock is traded on the NASDAQ Global Select Market under the symbol LNCE.  We had 3,017 stockholders of record as of February 18, 2010.

The following table sets forth the high and low sales prices and dividends paid during the interim periods in fiscal years 2009 and 2008:

2009 Interim Periods	High Price	Low Price	Dividend Paid
First quarter (13 weeks ended March 28, 2009)	$24.00	$18.36	$0.16
Second quarter (13 weeks ended June 27, 2009)	24.05	19.66	0.16
Third quarter (13 weeks ended September 26, 2009)	27.00	22.53	0.16
Fourth quarter (13 weeks ended December 26, 2009)	28.26	22.83	0.16

2008 Interim Periods	High Price	Low Price	Dividend Paid
First quarter (13 weeks ended March 29, 2008)	$20.98	$16.39	$0.16
Second quarter (13 weeks ended June 28, 2008)	22.42	17.48	0.16
Third quarter (13 weeks ended September 27, 2008)	25.18	17.05	0.16
Fourth quarter (13 weeks ended December 27, 2008)	23.58	17.11	0.16

On February 9, 2010, the Board of Directors of Lance, Inc. declared a quarterly cash dividend of $0.16 per share payable on March 1, 2010 to stockholders of record on February 22, 2010.  Our Board of Directors will consider the amount of future cash dividends on a quarterly basis.

Our Credit Agreement dated October 20, 2006 restricts payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $125.0 million.  At December 26, 2009, our consolidated stockholders’ equity was $274.7 million.

In December 2008, the Board of Directors approved the repurchase of up to 100,000 shares of common stock for the purpose of acquiring shares of common stock from employees to cover withholding taxes payable by employees upon the vesting of shares of restricted stock.  During the first quarter of 2009, we repurchased 6,741 shares of common stock.  We did not repurchase any shares of common stock during 2008 and 2007.  At December 26, 2009, we had the authority to repurchase 93,259 shares of common stock.

Item 6.  Selected Financial Data

The following table sets forth selected historical financial data for the five-year period ended December 26, 2009.  The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements.  The prior year amounts have been reclassified for consistent presentation, including the reclassification of the vending operations to discontinued operations for 2005, 2006 and 2007.

	2009	2008	2007	2006	2005
Results of Operations (in thousands):
Net sales and other operating revenue (1) (2) (3) (4)	$918,163	$852,468	$762,736	$730,116	$651,437
Income from continuing operations before income taxes (5) (6) (7)	54,459	27,073	36,320	28,187	26,499
Net income from continuing operations	35,794	17,706	23,809	18,378	17,476
Income from discontinued operations before income taxes (8)	-	-	44	153	1,506
Net income from discontinued operations	-	-	29	100	994
Net income	$35,794	$17,706	$23,838	$18,478	$18,470

Average Number of Common Shares Outstanding (in thousands):
Basic	31,565	31,202	30,961	30,467	29,807
Diluted	32,384	31,803	31,373	30,844	30,099

Per Share of Common Stock:
From continuing operations – basic	$1.13	$0.57	$0.77	$0.61	$0.59
From discontinued operations – basic	-	-	-	-	0.03
From continuing operations – diluted	1.11	0.56	0.76	0.60	0.58
From discontinued operations – diluted	-	-	-	-	0.03
Cash dividends declared	$0.64	$0.64	$0.64	$0.64	$0.64

Financial Status at Year-end (in thousands):
Total assets	$536,291	$466,146	$413,003	$385,452	$369,079
Long-term debt, net of current portion	113,000	91,000	50,000	50,000	10,215
Total debt	$113,000	$98,000	$50,000	$50,000	$46,215

Footnotes:
(1)	2009 revenue included approximately $27 million from both Archway (acquired in December 2008) and Stella D’oro (acquired in October 2009).

(2)
2008 revenue included approximately $15 million from Brent & Sam’s (acquired in March 2008).  Also, a significant amount of price increases were initiated in response to unprecedented ingredient costs increases, such as flour and vegetable oil.

(3)	2006 revenue included incremental revenues from Tom’s (acquired in October 2005).

(4)	2005 represented a 53-week year, which accounted for $8.1 million in incremental revenue. 2005 revenue was also impacted by two months of revenue from the Tom’s acquisition.

(5)	2008 pre-tax income was significantly impacted by unprecedented ingredient costs increases, such as flour and vegetable oil, not fully offset by our selling price increases during the year.

(6)
Compared to previous years, pre-tax income in 2006 was impacted by $1.3 million of expenses related to stock options as required by a change in accounting standard.  Incremental severance and integration costs during 2006 related to the Tom’s acquisition were $2.8 million.

(7)	2005 pre-tax income was negatively impacted by $3.4 million of Tom’s integration costs and $2.5 million of severance charges for the prior CEO.

(8)	During 2006, we committed to a plan to discontinue our vending operations.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Information About Forward-Looking Statements

From time to time, we make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include statements about our estimates, expectations, beliefs, intentions or strategies for the future, and the assumptions underlying such statements.  We use the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify our forward-looking statements.  Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations.  Factors that could cause these differences include, but are not limited to, the factors set forth under Part I, Item 1A - Risk Factors.

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

Management’s discussion and analysis of our financial condition and results of operations are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  Future events and their effects cannot be determined with absolute certainty.  Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances.  We routinely evaluate our estimates, including those related to customer returns and promotions, provisions for bad debts, inventory valuations, useful lives of fixed assets, hedge transactions, supplemental retirement benefits, intangible asset valuations, incentive compensation, income taxes, self-insurance, contingencies and legal proceedings.  Actual results may differ from these estimates under different assumptions or conditions.

Executive Summary

This has been a year of growth for our Company, as well as a year of successfully overcoming challenges while we continued to transform our business.  In 2009, we nearly doubled our earnings per share (“EPS”) from $0.56 in 2008 to $1.11 in 2009 and increased our revenue by $65.8 million or 7.7%.

We began 2009 dealing with the impact of a peanut butter recall.  Although our sandwich crackers were not impacted by the recall, the potential health concerns caused many consumers to discontinue purchases of our sandwich crackers.  The loss in revenue and increased consumer communication initiatives related to the peanut butter recall negatively impacted our net income in the first quarter of 2009 by an estimated $1.5 million.

During most of 2008, our financial results were significantly impacted by higher commodity prices and fuel costs that were not offset by selling price increases.  By the beginning of the fourth quarter of 2008, pricing initiatives were put in place to offset a significant portion of the commodity price increases.  Commodity costs continued to increase over the first half of 2009 and then declined in the second half of 2009 compared to 2008.  In addition, energy-related costs declined compared to 2008.  These costs were still at levels significantly higher than historical rates; however, our selling price increases mitigated the impact of the higher commodity prices and helped restore our gross margin percentages.

From an operational perspective, we continued to focus on our long-term key priorities in order to develop a foundation for profitable growth.  During the year, we continued to focus on:

1.	Enhancing organizational development and effectiveness in order to align our organization to achieve our goals, including:
a.	Attracting highly talented employees to support growth and efficiency initiatives,
b.	Aligning the organization to support a centralized functional management structure, and
c.	Implementing organizational goals and a common vision throughout the organization.
2.	Enhancing operational efficiencies in our direct-store-delivery (“DSD”) operations, supply chain process and information technology systems, including:
a.	Improving profitability within our DSD system by increasing weekly route sales averages while improving pay and reducing turnover,
b.
Improving our capability to leverage manufacturing across facilities in order to produce products at locations closer to our customers, standardizing processes and continually improving our quality initiatives,

c.	Developing a distribution logistic strategy for our DSD and direct shipments and increasing cubes per mile to reduce distribution costs, and
d.	Implementing a common ERP information technology system across all locations to standardize processes and procedures and more efficiently provide consistent data for decision-making.
3.	Achieving focused growth in core channels and product lines while simplifying our business and creating new platforms for growth, including:
a.	Supporting growth in core products and channels through advertising and improved sales execution,
b.
Leveraging our distributor relationships to provide increased geographic and product revenue growth and utilizing small format distributors to transfer distribution as a result of our DSD transformation initiatives,

c.	Increasing profitable sales growth in our club and discount channels through pricing initiatives, product offerings and packaging configuration changes,
d.	Investing in product innovation to drive profitable sales growth and support consumer preferences, and
e.	Widening our product offering in our private brands portfolio by offering value, mainstream and premium products and providing exceptional customer service.

During 2009, we continued to focus on our priorities as we transform Lance into a leader within our snack food categories, while delivering on our key goals of accelerated sales growth, widening our profit margins, improving return on capital and driving growth in our earnings per share.

During 2009, our accomplishments included:

·
We completed the integration of Archway, which we acquired in late 2008.  As a result of the acquisition, we were able to significantly increase revenue, leverage and expand production capacity for both Archway and our private brand products, and increase our employee base in Ashland, Ohio.

·
In October 2009, we acquired the Stella D’oro brand and certain machinery and equipment, which we moved to our Ashland, Ohio facility, and began producing Stella D'oro product shortly after the acquisition.

·	During 2009, we launched our first national television campaign and increased our advertising in order to support our core brands.
·	We continued to focus our attention on product innovation initiatives and introduced several new products both in our branded and private brand portfolio.
·	We completed our ERP information technology system implementation in all of our U.S. facilities, which provided consistency and standardization at all of our U.S. locations.
·	We experienced significant improvements in supply chain efficiencies, which included lower shipping costs as we centralized warehousing and more efficiently utilized our transportation fleet.
·
We completed the majority of our DSD transformation initiative, which resulted in improvements in weekly average sales per route, reduced route sales turnover and reduced route costs as a percentage of revenue compared to 2008.

·	We moved the production of Brent and Sam’s products from Little Rock, Arkansas to our Charlotte, North Carolina facility to improve manufacturing and distribution efficiencies.
·	We had significant revenue growth in our club and discount channels through providing additional product offerings and packaging configurations.
·
Despite the issues resulting from the peanut butter recall that occurred during the first quarter of 2009, we experienced both consistent revenue growth as well as increased market share of sandwich crackers sold through grocery stores compared to 2008.

During 2009, we also experienced increased costs or declines in revenue as a result of these initiatives and other economic factors, as follows:

·	We incurred approximately $0.8 million of pre-tax incremental start-up costs as a result of the Archway acquisition during the first quarter of 2009.
·
As a result of the Stella D’oro acquisition, we incurred approximately $1.1 million in expenses due to legal and professional fees as well as start-up costs and other costs associated with the de-installation of the equipment moved to Ashland Ohio.

·	Advertising costs to support our core brands increased $6.6 million compared to 2008.
·
Employee-related costs, such as compensation, incentives and insurance-related expenses increased approximately 18% compared to 2008, due to acquisitions and additional employees to support revenue growth and other company initiatives.

·	We experienced double-digit revenue declines in our convenience store, up-and-down the street and food service channels, as a result of lower consumer spending and our DSD transformation initiatives.
·	As a result of the closure of the Brent and Sam’s facility and the subsequent relocation of the manufacturing equipment to Charlotte, NC, we experienced operating costs of $0.5 million.
·	During 2009, we experienced significant competition in our Cape Cod potato chips products and achieved only modest revenue growth.

Results of Operations

2009 Compared to 2008

(In millions)	2009		2008		Favorable/ (Unfavorable)
Revenue	$918.2	100.0%	$852.4	100.0%	$65.8	7.7%
Cost of sales	548.0	59.7%	531.5	62.4%	(16.5)	-3.1%
Gross margin	370.2	40.3%	320.9	37.6%	49.3	15.4%
Selling, general and administrative	310.6	33.8%	291.7	34.2%	(18.9)	-6.5%
Other expense (income), net	1.7	0.2%	(0.9)	-0.1%	(2.6)	nm
Earnings before interest and taxes	57.9	6.3%	30.1	3.5%	27.8	92.4%
Interest expense, net	3.4	0.4%	3.0	0.4%	(0.4)	-13.3%
Income tax expense	18.7	2.0%	9.4	1.1%	(9.3)	-98.9%
Net income from continuing operations	$35.8	3.9%	$17.7	2.1%	$18.1	102.3%

nm = not meaningful.

Revenue
Revenue from continuing operations for the year ended December 26, 2009 increased $65.8 million or approximately 8% compared to the year ended December 27, 2008, and was affected by the following factors:

Favorable/ (Unfavorable)
Organic growth	5%
Acquisitions	3%
Total percentage change in revenue	8%

As a percentage of total revenue, revenue by product category was as follows:

	2009	2008
Branded Products	58%	60%
Private Brand Products	32%	30%
Contract Manufacturing	10%	10%
Total Revenue	100%	100%

Branded revenue increased $20.7 million or 4.0% compared to 2008.  Sales of branded products to grocery stores, distributors, discount stores and club stores generated significant growth compared to 2008 due to acquisitions, increased selling prices and new product offerings. Branded revenue from mass merchandisers increased only modestly compared to 2008 due to changes in store formats, which reduced the number of opportunities for promotional displays.  This growth was significantly offset by double-digit declines in up-and-down the street, convenience store and food service revenue as a result of lower consumer spending in these establishments and the implementation of our DSD transformation strategy aimed at improving route efficiency and profitability by shifting focus to servicing larger, more profitable customers.

Our DSD system represented approximately 68% of branded revenue in 2009 and 72% in 2008.  The remainder consisted of branded revenue from distributors and direct shipments to customers. The increase in our distributor revenue was significantly impacted by the addition of the Archway and Stella D’oro product offerings as well as an intended shift of certain revenue from our DSD system to independent distributors as part of our DSD transformation strategy.

Private brand revenue increased $37.8 million or 15% compared to 2008, primarily related to growth from new products and increased selling prices.  Growth in this category was also driven by increased demand from consumers for store brands, which is in part believed to be the result of the economic downturn.

Revenue from contract manufacturing increased $7.3 million or 9% compared to 2008 as a result of increased volume, increased selling prices and a short-term manufacturing contract for a new customer.

Gross Margin
Gross margin increased $49.3 million or 2.7% as a percentage of revenue, compared to 2008.  The increase in gross margin was mostly due to lower ingredient, natural gas and packaging costs, as well as the favorable impact of higher selling prices aimed at offsetting the escalation of ingredient costs that were experienced throughout 2008 and into 2009. The increase in gross margin was somewhat offset by a higher percentage of both private brand revenue, which has a lower gross margin percentage than our branded products, and a higher percentage of distributor branded revenue, which has a lower gross margin than branded products sold through our DSD channel.  In addition, we had incremental start-up costs related to the acquisitions of Archway and Stella D’oro and the relocation of the production of Brent & Sam’s products.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $18.9 million as compared to 2008, but decreased 0.4% as a percentage of revenue.  Advertising costs increased $6.6 million, which included a substantial investment in advertising to support our first national television advertising campaign.  We also incurred incremental marketing costs of approximately $1.3 million to reestablish the Archway® brand in the marketplace and mitigate the negative impact of the peanut butter recall.  In 2010, we plan to continue to invest in advertising.  Compensation-related expenses increased $6.7 million due to acquisitions and additional employees to support Company initiatives.  Information technology expenditures also increased due to our ERP information technology system implementation.  Somewhat offsetting these increased expenses were favorable fuel rates, lower shipping expenses and lower route costs due to the DSD transformation initiatives compared to 2008.

Other Expense/(Income), Net
During 2009, other expense of $1.7 million consisted primarily of foreign currency transaction losses due to the unfavorable impact of exchange rates in 2009, as well as losses on sale of fixed assets.  Conversely, other income during 2008 was primarily the result of $0.9 million of foreign currency transaction gains.

Interest Expense, Net
Net interest expense increased $0.4 million primarily due to higher average debt than 2008 resulting from acquisitions made late in 2008 and 2009, offset slightly by lower weighted average interest rates.

Income Tax Expense
Our effective income tax rate was 34.3% in 2009 as compared to 34.6% in 2008.  The decrease in the income tax rate was primarily due to increased utilization of federal and state credits as a result of higher net income.

2008 Compared to 2007

(In millions)	2008		2007		Favorable/ (Unfavorable)
Revenue	$852.4	100.0%	$762.7	100.0%	$89.7	11.8%
Cost of sales	531.5	62.4%	444.5	58.3%	(87.0)	-19.6%
Gross margin	320.9	37.6%	318.2	41.7%	2.7	0.8%
Selling, general and administrative	291.7	34.2%	277.3	36.4%	(14.4)	-5.2%
Other (income)/expense, net	(0.9)	-0.1%	2.4	0.3%	3.3	nm
Earnings before interest and taxes	30.1	3.5%	38.5	5.0%	(8.4)	-21.8%
Interest expense, net	3.0	0.4%	2.2	0.3%	(0.8)	-36.4%
Income tax expense	9.4	1.1%	12.5	1.6%	3.1	24.8%
Net income from continuing operations	$17.7	2.1%	$23.8	3.1%	$(6.1)	-25.6%

nm = not meaningful.

Revenue
Revenue from continuing operations for the year ended December 27, 2008 increased $89.7 million or approximately 12% compared to the year ended December 29, 2007, and was affected by the following factors:

Favorable/ (Unfavorable)
Organic growth	10%
Acquisitions	2%
Total percentage change in revenue	12%

As a percentage of total revenue, revenue by product category was as follows:

	2008	2007
Branded Products	60%	63%
Private Brand Products	30%	27%
Contract Manufacturing	10%	10%
Total Revenue	100%	100%

Branded revenue increased $33.2 million or 7% compared to 2007, due to price increases and volume growth.  Branded revenue was favorably impacted by double-digit growth in sales to grocery/mass merchandisers.  This growth was significantly offset by double-digit declines in up-and-down the street revenue and DSD food service revenue as a result of implementing our DSD transformation strategy.

Our DSD system represented approximately 72% of branded revenue in 2008 and 74% in 2007.  The remainder consisted of branded revenue from distributors and direct shipments to customers.

Private brand revenue increased $52.4 million or 26% as a result of increased selling prices, as well as the addition of Brent & Sam’s product offerings. Sales volume increased only modestly due to the loss of private brand sandwich cracker revenue from our largest customer driven by their decision to discontinue the product.

Contract manufacturing revenue increased $4.2 million or 6% as a result of increased selling prices which was somewhat offset by volume declines in sales to certain contract manufacturing customers.

Gross Margin
Gross margin increased $2.7 million but declined 4.1% as a percentage of revenue as a result of: significantly increased ingredient costs (principally flour and vegetable oil), higher energy rates (principally natural gas), higher compensation and vacation expense, increased packaging costs, manufacturing inefficiencies due to the consolidation of our Canadian facilities, start-up costs related to the acquisition of the Archway facility and the impact of increased volume sold.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $14.4 million as compared to 2007.  Increased expenses included higher salaries, wages, employee commissions, vacation and incentives of $9.9 million, increased cost to deliver products due to higher gasoline and diesel rates of $3.0 million, and increased depreciation and amortization of $2.0 million due to new sales route trucks, larger and more efficient over-the-road trailers and the implementation of our ERP system.  Also, there were increases in information technology software and hardware maintenance costs, higher third-party brokerage costs due to increased revenue and increased costs associated with market research regarding new and existing products.  Offsetting these increases in expenses were reductions in advertising expenditures and lower casualty claims costs.

Other Expense/(Income), Net
During 2008, other income consisted primarily of $0.9 million of foreign currency transaction gains due to the favorable impact of exchange rates during the fourth quarter.  Conversely, other expense during 2007 was the result of $1.3 million of foreign currency transaction losses from unfavorable exchange rates and write-offs of $1.1 million of previously capitalized information technology that was replaced by the new ERP information technology system.

Interest Expense, Net
Net interest expense increased $0.8 million primarily due to higher average debt than 2007 resulting from acquisitions made during 2008, offset slightly by lower weighted average interest rates.

Income Tax Expense
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

Operating Cash Flows
Net cash from operating activities was $69.3 million in 2009, $54.9 million in 2008 and $52.4 million in 2007.  Cash used from net changes in operating assets and liabilities increased from $9.0 million in 2008 to $12.9 million in 2009, primarily due to higher accounts receivable, as a result of increased sales, and higher inventory, as a result of acquisitions and new product introductions, offset somewhat by higher accounts payable and accrued selling costs.

Cash used from net changes in operating assets and liabilities increased from $6.1 million in 2007 to $9.0 million in 2008, primarily due to higher accounts receivable, as a result of increased sales, and higher inventory, as a result of acquisitions and new product introductions, offset somewhat by higher accounts payable and accrued compensation.

Investing Cash Flows
Cash used in investing activities in 2009 included capital expenditures of $40.7 million which was partially offset by proceeds from the sale of fixed assets of $0.8 million.  Capital expenditures for fixed assets in 2009 included manufacturing equipment, computer hardware and software, office furniture and fixtures, route truck shelving and permanent sales displays.  Capital expenditures for 2010 are projected to be between $40 million and $45 million, funded primarily by net cash flow from operating activities, cash on hand, and available credit from credit facilities.  On October 13, 2009, we acquired the Stella D’oro® brand as well as certain inventory and equipment from Stella D’oro Biscuit Co., Inc. for $23.9 million, including the cost of equipment installation.

Cash used in investing activities in 2008 represented capital expenditures of $39.1 million, partially offset by proceeds from the sale of fixed assets of $3.0 million. On March 14, 2008, we acquired Brent & Sam’s, Inc. for approximately $23.9 million, net of cash acquired of $0.2 million.  Additionally, on December 8, 2008, we acquired substantially all of the assets of Archway Cookies, LLC for approximately $31.0 million.  During 2008, we also invested an additional $0.2 million in our non-controlling equity interest in Late July, an organic snack food company.  Cash used in investing activities in 2007 represented capital expenditures of $39.5 million and the purchase of a non-controlling equity interest in Late July for $2.1 million.  Proceeds from the sale of fixed assets were $7.3 million in 2007.

Financing Cash Flows
During 2009, 2008 and 2007, we paid dividends of $0.64 per share each year totaling $20.4 million, $20.1 million and $19.9 million, respectively.  As a result of the exercise of stock options by employees, we received cash and tax benefits of $4.1 million in 2009, net of stock repurchases of $0.1 million, $2.5 million in 2008, and $4.7 million in 2007.  During 2009 and 2008, proceeds from debt, net of repayments, were $15.0 million and $46.2 million, respectively.  These proceeds from debt were primarily used to fund acquisitions.

In December 2008, the Board of Directors approved the repurchase of up to 100,000 shares of common stock for the purpose of acquiring shares of common stock from employees to cover withholding taxes payable by employees upon the vesting of shares of restricted stock.  During the first quarter of 2009, we repurchased 6,741 shares of common stock.  We did not repurchase any shares of common stock during 2008 and 2007.

Debt
In October 2006, we entered into an unsecured Credit Agreement, which allows us to make revolving credit borrowings of up to US$100.0 million and CDN$15.0 million through October 2011.  As of December 26, 2009 and December 27, 2008, we had $63.0 million and $48.0 million outstanding under the revolving credit agreement, respectively.  Also under the Credit Agreement, we entered into a $50.0 million term loan due in October 2011.  As of December 26, 2009 and December 27, 2008, we had $50.0 million outstanding under the term loan.  Debt increased $15.0 million during 2009, primarily to fund the purchase of certain assets of Stella D’oro Biscuit Co., Inc.

We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims.  The total amount of these letters of credit was $15.7 million as of December 26, 2009.  These letters of credit reduce the total available borrowings under the Credit Agreement.  Unused and available borrowings were $35.6 million under our existing U.S. and Canadian credit facilities at December 26, 2009.  Under certain circumstances and subject to certain conditions, we have the option to increase available credit under the Credit Agreement by up to $50.0 million during the life of the facility.

The Credit Agreement requires us to comply with certain defined covenants, such as a maximum debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio of 3.0 and a minimum interest coverage ratio of 2.5.  At December 26, 2009, our debt to EBITDA ratio was 1.2, and our interest coverage ratio was 16.5.  In addition, our revolving credit agreement restricts payment of cash dividends and repurchases of our common stock if, after payment of dividends or repurchases of our common stock, our consolidated stockholders’ equity would be less than $125.0 million.  At December 26, 2009, our consolidated stockholders’ equity was $274.7 million.  We were in compliance with these covenants at December 26, 2009.  Total interest expense under the Credit Agreement for 2009, 2008 and 2007 was $3.4 million, $3.2 million, and $2.9 million, respectively.  During 2009 and 2008, we capitalized $0.2 million and $0.3 million of interest expense, respectively into fixed assets as part of our ERP information technology system implementation.

Contractual Obligations
We lease certain facilities and equipment classified as operating leases.  We also have entered into agreements with suppliers for the purchase of certain ingredients, packaging materials and energy used in the production process.  These agreements are entered into in the normal course of business and consist of agreements to purchase a certain quantity over a certain period of time.  These purchase commitments range in length from a few weeks to twelve months.  Additionally, we provide supplemental retirement benefits to certain retired and active officers.

Contractual obligations as of December 26, 2009 were:
	Payments Due by Period
(in thousands)	Total	< 1 year	1-3 years	3-5 years	Thereafter
Purchase commitments	$88,201	$88,201	$-	$-	$-
Debt, including interest payable*	119,112	3,334	115,778	-	-
Operating lease obligations	27,297	3,290	6,609	4,808	12,590
Benefit obligations	1,625	107	303	187	1,028
Total contractual obligations	$236,235	$94,932	$122,690	$4,995	$13,618

* Variable interest will be paid in future periods based on the outstanding balance at that time.  The amounts due include the estimated interest payable on debt instruments through October 2011.

Because we are uncertain as to if or when settlements may occur, this table does not reflect our liability for gross unrecognized tax benefits of $0.9 million and related interest and penalties of $0.3 million related to uncertain tax positions.  Details regarding this liability are presented in Note 9 to the consolidated financial statements included in Item 8.

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

We allow certain customers to return products under agreed upon circumstances.  We record a returns allowance for damaged products and other products not sold by the expiration date on the product label.  This allowance is estimated based on a percentage of sales returns using historical and current market information.

We record certain reductions to revenue for promotional allowances.  There are several different types of promotional allowances such as off-invoice allowances, rebates and shelf space allowances.  An off-invoice allowance is a reduction of the sales price that is directly deducted from the invoice amount.  We record the amount of the deduction as a reduction to revenue when the transaction occurs.  At times, certain rebates may be offered to customers based on the quantity of product purchased over a period of time.  Based on the nature of these allowances, the exact amount of the rebate is not known at the time the product is sold to the customer.  An estimate of the expected rebate amount is recorded as a reduction to revenue and an accrued liability at the time the sale is recorded.  The accrued liability is monitored throughout the period covered by the promotion.  The accrual is based on historical information and the progress of the customer against the target amount.  Shelf space allowances are capitalized and amortized over the lesser of the life of the agreement or three years and recorded as a reduction to revenue.  Capitalized shelf space allowances are evaluated for impairment on an ongoing basis.

We also record certain allowances for coupon redemptions, scan-back promotions and other promotional activities as a reduction to revenue.  The accrued liability is monitored throughout the period covered by the coupon or promotion.

Total allowances for sales returns, rebates, coupons, scan-backs and other promotional activities included in other payables and accrued liabilities on the consolidated balance sheets increased from $5.2 million at the end of 2008 to $9.2 million at the end of 2009 due to a more aggressive marketing effort to drive sales growth.

Allowance for Doubtful Accounts
The determination of the allowance for doubtful accounts is based on management’s estimate of uncollectible accounts receivable.  We record a general reserve based on analysis of historical data and the aging of accounts receivable.  In addition, management records specific reserves for receivable balances that are considered at higher risk due to known facts regarding the customer.  Allowances for doubtful accounts increased from $0.9 million at the end of 2008 to $1.0 million at the end of 2009 due to higher accounts receivable.

Self-Insurance Reserves
We maintain reserves for the self-funded portions of employee medical insurance benefits.  The employer’s portion of employee medical claims is limited by stop-loss insurance coverage each year to $0.3 million per person.  At December 26, 2009 and December 27, 2008, the accruals for our portion of medical insurance benefits were $2.9 million and $2.5 million, respectively.

For casualty insurance obligations, we maintain self-insurance reserves for workers’ compensation and auto liability for individual losses up to the $0.5 million insurance deductible.  In addition, general and product liability claims are self-funded for individual losses up to the $0.1 million insurance deductible.  Claims in excess of the deductible are fully insured up to $100 million per individual claim.  We evaluate input from a third-party actuary in the estimation of the casualty insurance obligation on an annual basis.  In determining the ultimate loss and reserve requirements, we use various actuarial assumptions including compensation trends, healthcare cost trends and discount rates.  We also use historical information for claims frequency and severity in order to establish loss development factors.  The estimate of discounted loss reserves ranged from $11.6 million to $14.4 million in 2009.  In 2008, the estimate of discounted loss reserves ranged from $11.7 million to $14.9 million.  Consistent with prior periods, the 75th percentile of this range represents our best estimate of the ultimate outstanding casualty liability.  We lowered the discount rate from 4.5% in 2008 to 3.5% in 2009 based on projected investment returns over the estimated future payout period, which increased the estimated claims liability by approximately $0.2 million.

Impairment Analysis of Goodwill and Other Indefinite-Lived Intangible Assets
The annual impairment analysis of goodwill and other indefinite-lived intangible assets requires us to project future financial performance, including revenue and profit growth, fixed asset and working capital investments, income tax rates and cost of capital.  These projections rely upon historical performance, anticipated market conditions and forward-looking business plans.  The analysis of goodwill and other indefinite-lived intangible assets as of December 26, 2009 assumes combined average annual revenue growth of approximately 4.2% during the valuation period.

We also use a combination of internal and external data to develop the weighted average cost of capital.  Significant investments in fixed assets and working capital to support this growth are estimated and factored into the analysis.  If the forecasted revenue growth is not achieved, the required investments in fixed assets and working capital could be reduced.  Even with the excess fair value over carrying value, significant changes in assumptions or changes in conditions could result in a goodwill impairment charge in the future.

Depreciation and Impairment of Fixed Assets
Depreciation of fixed assets is computed using the straight-line method over the estimated useful lives of the assets.  The estimated useful lives used in computing depreciation are based on estimates of the period over which the assets will provide economic benefits.  Estimated lives are based on historical experience, maintenance practices, technological changes and future business plans.  Depreciation expense was $34.6 million, $32.0 million and $29.3 million during 2009, 2008 and 2007, respectively.  Changes in these estimated lives and increases in capital expenditures could significantly affect depreciation expense in the future.

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

Equity-Based Incentive Compensation Expense
Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term, expected stock price volatility, risk-free interest rate and expected dividends.  Judgment is required in estimating the amount of share-based awards that are expected to be forfeited before vesting.  In addition, our long-term equity incentive plans require assumptions and projections of future operating results and financial metrics.  Actual results may differ from these assumptions and projections, which could have a material impact on our financial results.

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

New Accounting Standards

See Note 1 to the consolidated financial statements included in Item 8. for a summary of new accounting standards.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

We are exposed to certain commodity, interest rate and foreign currency exchange rate risks as part of our ongoing business operations and may use derivative financial instruments, where appropriate, to manage some of these risks.  We do not use derivatives for trading purposes.  There are no market risk sensitive instruments held for trading purposes.

In order to reduce the price volatility of certain ingredient, packaging and energy costs, we have entered into various forward purchase agreements with certain suppliers based on market prices, forward price projections, and expected usage levels in order to determine appropriate selling prices for our products.  As of December 26, 2009 and December 27, 2008, we had no outstanding commodity futures contracts or other derivative contracts related to ingredients and energy.

Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate, Canadian Bankers’ Acceptance discount rate, Canadian prime rate and U.S. base rate interest.  To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable rate debt.  See Note 8 to the consolidated financial statements in Item 8. for further information related to our interest rate swap agreements.  While these interest rate swap agreements fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $2.3 million lower without these swaps during 2009.  Including the effects of the interest rate swap agreements, the weighted average interest rates for 2009 and 2008 were 3.1% and 3.6%, respectively.  A 10% increase in the variable interest rate would not have significantly impacted interest expense during 2009.

Through the operations of our Canadian subsidiary, there is an exposure to foreign exchange rate fluctuations, primarily between U.S. dollars and Canadian dollars.  A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of the operations’ costs, such as raw materials and direct labor, are denominated in Canadian dollars.  We have entered into a series of forward contracts to mitigate a portion of this foreign exchange rate exposure.  These contracts have maturities through June 2010.  Foreign currency fluctuations favorably impacted 2009 pre-tax earnings by $1.7 million compared to 2008.  However, this increase in pre-tax earnings was offset by the unfavorable effect of derivative forward contracts of $0.5 million in 2009 compared to 2008, resulting in a net favorable impact of $1.2 million in 2009.

Item 8.  Financial Statements and Supplementary Data

Consolidated Statements of Income

LANCE, INC. AND SUBSIDIARIES
For the Fiscal Years Ended December 26, 2009, December 27, 2008, and December 29, 2007
(in thousands, except share and per share data)

	2009	2008	2007
Net revenue	$918,163	$852,468	$762,736
Cost of sales	547,991	531,528	444,487
Gross margin	370,172	320,940	318,249

Selling, general and administrative	310,588	291,680	277,317
Other expense/(income), net	1,774	(854)	2,390
Income from continuing operations before interest and income taxes	57,810	30,114	38,542

Interest expense, net	3,351	3,041	2,222
Income before income taxes	54,459	27,073	36,320

Income tax expense	18,665	9,367	12,511
Net income from continuing operations	35,794	17,706	23,809

Income from discontinued operations, before income taxes	-	-	44
Income tax expense	-	-	15
Net income from discontinued operations	-	-	29

Net income	$35,794	$17,706	$23,838

Basic earnings per share:
From continuing operations	$1.13	$0.57	$0.77
From discontinued operations	-	-	-
Basic earnings per share	$1.13	$0.57	$0.77
Weighted average shares outstanding – basic	31,565,000	31,202,000	30,961,000

Diluted earnings per share:
From continuing operations	$1.11	$0.56	$0.76
From discontinued operations	-	-	-
Diluted earnings per share	$1.11	$0.56	$0.76
Weighted average shares outstanding – diluted	32,384,000	31,803,000	31,373,000

See Notes to Consolidated Financial Statements

Consolidated Balance Sheets

LANCE, INC. AND SUBSIDIARIES
December 26, 2009 and December 27, 2008
(in thousands, except share data)

	2009	2008
Assets
Current assets
Cash and cash equivalents	$5,418	$807
Accounts receivable, net of allowances of $972 and $863, respectively	87,172	74,406
Inventories	58,037	43,112
Deferred income taxes	9,790	9,778
Assets held for sale	2,769	385
Prepaid expenses and other current assets	15,696	12,548
Total current assets	178,882	141,036
Fixed assets, net	225,981	216,085
Goodwill, net	90,909	80,110
Other intangible assets, net	35,154	23,966
Other noncurrent assets	5,365	4,949
Total assets	$536,291	$466,146

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$29,777	$25,939
Accrued compensation	26,604	26,312
Accrued profit-sharing retirement plan	6,285	5,592
Accrual for casualty insurance claims	4,840	5,581
Accrued selling costs	9,235	5,162
Other payables and accrued liabilities	19,625	15,983
Short-term debt	-	7,000
Total current liabilities	96,366	91,569
Long-term debt	113,000	91,000
Deferred income taxes	35,515	31,241
Accrual for casualty insurance claims	8,287	8,459
Other noncurrent liabilities	8,436	8,370
Total liabilities	261,604	230,639
Commitments and contingencies	-	-
Stockholders’ equity
Common stock, $0.83-1/3 par value. Authorized 75,000,000 shares; 32,093,193 and 31,522,953 shares outstanding, respectively	26,743	26,268
Preferred stock, no shares outstanding	-	-
Additional paid-in capital	60,829	49,138
Retained earnings	176,322	160,938
Accumulated other comprehensive income/(loss)	10,793	(837)
Total stockholders' equity	274,687	235,507
Total liabilities and stockholders’ equity	$536,291	$466,146

See Notes to Consolidated Financial Statements

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

LANCE, INC. AND SUBSIDIARIES
For the Fiscal Years Ended December 26, 2009, December 27, 2008, and December 29, 2007
(in thousands, except share data)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total

Balance, December 30, 2006	30,855,891	$25,714	$32,129	$159,329	$5,228	$222,400
Comprehensive income/(loss):
Net income				23,838		23,838
Foreign currency translation adjustment					11,468	11,468
Net unrealized losses on derivatives, net of $179 tax effect					(254)	(254)
Actuarial gains recognized in net income, net of $68 tax effect					(142)	(142)
Total comprehensive income						34,910
Cash dividends paid to stockholders				(19,872)		(19,872)
Cumulative adjustment from adoption of accounting standard				61		61
Amortization of nonqualified stock options			1,658			1,658
Equity-based incentive expense previously recognized under a liability plan			316			316
Stock options exercised, including $1,026 excess tax benefit	270,852	224	4,508			4,732
Issuances and amortization of restricted stock and units, net of forfeitures	88,000	73	2,819			2,892
Balance, December 29, 2007	31,214,743	$26,011	$41,430	$163,356	$16,300	$247,097
Comprehensive income/(loss):
Net income				17,706		17,706
Foreign currency translation adjustment					(13,553)	(13,553)
Net unrealized losses on derivatives, net of $1,923 tax effect					(3,593)	(3,593)
Actuarial losses recognized in net income, net of $5 tax effect					9	9
Total comprehensive income						569
Cash dividends paid to stockholders				(20,124)		(20,124)
Amortization of nonqualified stock options			1,124			1,124
Equity-based incentive expense previously recognized under a liability plan	39,250	33	876			909
Stock options exercised, including $395 excess tax benefit	149,825	125	2,414			2,539
Issuances and amortization of restricted stock and units, net of forfeitures	119,135	99	3,294			3,393
Balance, December 27, 2008	31,522,953	$26,268	$49,138	$160,938	$(837)	$235,507
Comprehensive income/(loss):
Net income				35,794		35,794
Foreign currency translation adjustment					9,241	9,241
Net unrealized gains on derivatives, net of $1,175 tax effect					2,569	2,569
Actuarial gains recognized in net income, net of $104 tax effect					(180)	(180)
Total comprehensive income						47,424
Cash dividends paid to stockholders				(20,410)		(20,410)
Amortization of nonqualified stock options			1,295			1,295
Equity-based incentive expense previously recognized under a liability plan	73,356	61	1,531			1,592
Stock options exercised, including $624 excess tax benefit	240,191	200	4,040			4,240
Issuances and amortization of restricted stock and units, net of forfeitures	263,434	220	4,946			5,166
Repurchases of common stock	(6,741)	(6)	(121)			(127)
Balance, December 26, 2009	32,093,193	$26,743	$60,829	$176,322	$10,793	$274,687

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

LANCE, INC. AND SUBSIDIARIES
For the Fiscal Years Ended December 26, 2009, December 27, 2008, and December 29, 2007
(in thousands)
	2009	2008	2007

Operating activities
Net income	$35,794	$17,706	$23,838
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	35,211	32,217	29,307
Equity-based compensation expense	7,472	5,967	3,294
Loss/(gain) on sale of fixed assets	702	(339)	818
Deferred income taxes	3,190	5,885	(54)
LIFO reserve adjustment	(1,128)	1,715	1,412
Provisions for doubtful accounts	936	763	(166)
Changes in operating assets and liabilities:
Accounts receivable	(13,109)	(10,635)	(1,551)
Inventories	(11,460)	(4,762)	(2,806)
Other current assets	(3,285)	(970)	(1,776)
Accounts payable	3,600	4,724	2,620
Other accrued liabilities	10,410	2,150	(2,727)
Other noncurrent assets	(415)	952	828
Other noncurrent liabilities	1,359	(463)	(687)
Net cash provided by operating activities	69,277	54,910	52,350

Investing activities
Purchases of fixed assets	(40,737)	(39,064)	(39,476)
Proceeds from sale of fixed assets	765	2,958	7,277
Purchase of investment	-	(190)	(2,090)
Business acquisitions, net of cash acquired	(23,911)	(54,984)	-
Net cash used in investing activities	(63,883)	(91,280)	(34,289)

Financing activities
Dividends paid	(20,410)	(20,124)	(19,872)
Issuance and repurchase of common stock under employee stock plans, net	4,113	2,539	4,732
Net proceeds from existing credit facilities	15,000	48,435	-
Repayments of debt from business acquisition	-	(2,239)	-
Net cash (used in)/provided by financing activities	(1,297)	28,611	(15,140)
Effect of exchange rate changes on cash	514	(81)	222
Increase/(decrease) in cash and cash equivalents	4,611	(7,840)	3,143
Cash and cash equivalents at beginning of period	807	8,647	5,504
Cash and cash equivalents at end of period	$5,418	$807	$8,647

Supplemental information:
Cash paid for income taxes, net of refunds of $159, $209 and $211, respectively	$13,763	$2,145	$12,594
Cash paid for interest	$3,515	$3,231	$2,878

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

LANCE, INC. AND SUBSIDIARIES
December 26, 2009 and December 27, 2008

NOTE 1.  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations
We operate in one segment, snack food products, which we manufacture, market and distribute.  We manufacture products including sandwich crackers and cookies, potato chips, cookies, crackers, other salty snacks, sugar wafers, nuts, restaurant style crackers and candy.  In addition, we purchase certain cakes, meat snacks, candy, restaurant style crackers and salty snacks for resale in order to broaden our product offerings.  Products are packaged in various single-serve, multi-pack and family-size configurations.

We sell both branded and private brand products, as well as contracted products for other branded food manufacturers.  Our branded products are principally sold under the Lance®, Cape Cod®, Tom’s®, Archway® and Stella D’oro® brands.  Private brand products are sold to retailers and distributors using store brands or Lance control brands.

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

Reclassifications
Certain prior year amounts shown in the consolidated financial statements have been reclassified for consistent presentation.  These reclassifications had no impact on net income, financial position or cash flows.

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

We allow certain customers to return products under agreed upon circumstances.  We record a returns allowance for damaged products and other products not sold by the expiration date on the product label.  This allowance is estimated based on a percentage of sales returns using historical and current market information.

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

Fiscal Year
Our fiscal year ends on the last Saturday of December.  While most of our fiscal years are 52 weeks, some may be 53 weeks.  The fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007, were 52 weeks.

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

Allowance for Doubtful Accounts
Amounts for bad debt expense are recorded in selling, general and administrative expenses on the Consolidated Statements of Income.  The determination of the allowance for doubtful accounts is based on management’s estimate of uncollectible accounts receivable.  We record a general reserve based on analysis of historical data and aging of accounts receivable.  In addition, management records specific reserves for receivable balances that are considered at higher risk due to known facts regarding the customer.  The assumptions for this determination are reviewed quarterly to ensure that business conditions or other circumstances are consistent with the assumptions.

Fair Value
We have classified assets and liabilities required to be measured at fair value into the fair value hierarchy as set forth below:

Level 1	- quoted prices in active markets for identical assets and liabilities.
Level 2	- observable inputs other than quoted prices for identical assets and liabilities
Level 3	- unobservable inputs in which there is little or no market data available, which requires us to develop our own assumptions.

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

Inventories
The principal raw materials used in the manufacturing of our snack food products are flour, vegetable oil, sugar, potatoes, peanuts, other nuts, cheese, cocoa and seasonings.  The principal supplies used are flexible film, cartons, trays, boxes and bags.  Inventories are valued at the lower of cost or market.  Cost was determined using the last-in, first-out method (LIFO) for approximately 36% and 44% of inventories as of December 26, 2009, and December 27, 2008, respectively.  The first-in, first-out method (FIFO) is used for all other inventories.

We may enter into various forward purchase agreements and derivative financial instruments to reduce the impact of volatility in raw material ingredient prices.  As of December 26, 2009, and December 27, 2008, we had no outstanding commodity futures contracts or other derivative contracts related to raw materials.

Fixed Assets
Depreciation of fixed assets is computed using the straight-line method over the estimated useful lives of long-term depreciable assets.  Estimated lives are based on historical experience, maintenance practices, technological changes and future business plans.  The following table summarizes the majority of our estimated useful lives of long-term depreciable assets:

Useful Life
Buildings and building improvements	10-45 years
Land improvements	10-15 years
Machinery, equipment and computer systems	3-20 years
Furniture and fixtures	3-12 years
Trucks, trailers and automobiles	3-10 years

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

Employee and Non-Employee Stock-Based Compensation Arrangements
We account for option awards based on the fair value-method using the Black-Scholes model.  The following assumptions were used to determine the weighted average fair value of options granted during the years ended December 26, 2009, December 27, 2008 and December 29, 2007:

	2009	2008	2007
Assumptions used in Black Scholes pricing model:
Expected dividend yield	2.91%	3.79%	3.13%
Risk-free interest rate	2.16%	2.71%	4.23%
Weighted average expected life	6.0 years	4.8 years	5.0 years
Expected volatility	30.11%	26.76%	29.47%
Weighted average fair value per share of options granted	$5.01	$3.00	$4.56

The expected dividend yield is based on the projected annual dividend payment per share divided by the stock price at the date of grant.  The risk free interest rate is based on rates of U.S. Treasury issues with a remaining life equal to the expected life of the option.

The expected life of the option is calculated using the simplified method by using the vesting term of the option and the option expiration date.  The expected volatility is based on the historical volatility of our common stock over the expected life.

Compensation expense is recognized over the vesting period based on the closing stock price on the grant date of the restricted stock and the restricted stock units.  As compensation expense is recognized, additional paid-in capital is increased in stockholders’ equity.  Restricted stock and restricted stock units receive or accrue the same dividend as common shares outstanding.

We plan to repurchase shares of common stock from employees to cover withholding taxes payable upon the vesting of shares of restricted stock.  We estimate that approximate 60,000 shares of common stock will be purchased from employees for this purpose in 2010.

Self-Insurance Reserves
We maintain reserves for the self-funded portions of employee medical insurance benefits.  The employer’s portion of employee medical claims is limited by stop-loss insurance coverage each year to $0.3 million per person.  At December 26, 2009 and December 27, 2008, the accruals for our portion of medical insurance benefits were $2.9 million and $2.5 million, respectively.

For casualty insurance obligations, we maintain self-insurance reserves for workers’ compensation and auto liability for individual losses up to the $0.5 million insurance deductible.  In addition, general and product liability claims are self-funded for individual losses up to the $0.1 million insurance deductible.  Claims in excess of the deductible are fully insured up to $100 million per individual claim.  We evaluate input from a third-party actuary in the estimation of the casualty insurance obligation on an annual basis.  In determining the ultimate loss and reserve requirements, we use various actuarial assumptions including compensation trends, healthcare cost trends and discount rates.  We also use historical information for claims frequency and severity in order to establish loss development factors.  The estimate of discounted loss reserves ranged from $11.6 million to $14.4 million in 2009.  In 2008, the estimate of discounted loss reserves ranged from $11.7 million to $14.9 million.  Consistent with prior periods, the 75th percentile of this range represents our best estimate of the ultimate outstanding casualty liability.  We lowered the discount rate from 4.5% in 2008 to 3.5% in 2009 based on projected investment returns over the estimated future payout period, which increased the estimated claims liability by approximately $0.2 million.

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

Diluted earnings per share are calculated by including all dilutive common shares such as stock options and restricted stock.  Dilutive potential shares were 819,000 in 2009, 601,000 in 2008, and 412,000 in 2007.  Anti-dilutive shares are excluded from the dilutive earnings calculation.  There were 25,000 anti-dilutive shares in 2009, 233,000 in 2008, and 15,000 in 2007.  No adjustment to reported net income is required when computing diluted earnings per share.

Advertising Costs
Advertising costs are expensed as incurred.  Advertising costs included in selling, general and administrative expenses on the Consolidated Statements of Income were $7.5 million, $0.9 million and $3.8 million during 2009, 2008 and 2007, respectively.

Shipping and Handling Costs
We do not bill customers separately for shipping and handling of product.  These costs are included as part of selling, general and administrative expenses on the Consolidated Statements of Income.  For the years ended December 26, 2009, December 27, 2008 and December 29, 2007, shipping and handling costs were $68.8 million, $67.0 million and $62.5 million, respectively.

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

New Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) announced the FASB Accounting Standards Codification (the “Codification”), the online research system representing the single source of authoritative non-governmental U.S. GAAP, was available to use.  All previous levels of the U.S. GAAP hierarchy are superseded and all other accounting literature not included in the Codification is non-authoritative.  This Codification was effective for Lance beginning in the third quarter of 2009.  The adoption did not affect our financial statements; however, it did impact how the authoritative references are disclosed by referencing the applicable Codification section.

In May 2009, the FASB issued authoritative guidance included in ASC Subtopic 855 “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Specifically, this guidance provides (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and is to be applied prospectively. We adopted this guidance in the second quarter of 2009. The adoption of this guidance did not have a material effect on our consolidated financial position, results of operations or cash flows.  Subsequent events have been evaluated for recognition and disclosure through the date these financial statements were filed with the SEC.

In December 2007, the FASB issued authoritative guidance included in ASC Subtopic 805 “Business Combinations,” which requires us to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities to be recorded as a component of purchase accounting.

In April 2009, the FASB issued additional guidance that requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, only if fair value can be reasonably estimated and eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. This guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. We adopted this guidance at the beginning of 2009 for all prospective business acquisitions. The effect of expensing acquisition costs as incurred in 2009 was to reduce net income by $0.3 million.

In March 2008, the FASB issued authoritative guidance included in ASC Subtopic 815 “Derivatives and Hedging,” which requires enhanced disclosures to enable investors to better understand how and why derivatives are used and their effects on an entity’s financial position, financial performance and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted this guidance at the beginning of 2009. The adoption of this guidance did not have any effect on our consolidated financial position, results of operations or cash flows. See Note 8 for required disclosures related to this guidance.

In December 2007, the FASB issued authoritative guidance included in ASC Subtopic 810 “Consolidation,” which requires noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008.  We adopted this guidance at the beginning of 2009.  This Statement did not have any impact on our financial condition, results of operations or cash flows because all of our consolidated subsidiaries are wholly-owned.

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

Revenue and pre-tax income related to the discontinued vending operations is as follows:

(in thousands)	2009	2008	2007

Revenue	$-	$-	$5,224
Pre-tax income	$-	$-	$44

NOTE 3.  ACQUISITIONS & INVESTMENTS

On October 13, 2009, we completed the purchase of the Stella D’oro® brand and certain manufacturing equipment and inventory from Stella D’oro Biscuit Co., Inc.  Stella D’oro® is a leading brand in the specialty cookie market.  Stella D’oro® products include shelf stable cookies, breakfast treats, breadsticks and biscotti that are sold in grocery stores and mass merchants throughout the United States, with a high concentration in the Northeast and Southeast regions of the country.  The Stella D’oro® brand enhances our portfolio of niche snack food offerings to our customers.  We manufacture the majority of the products in our Ashland, Ohio facility.  We paid approximately $23.9 million to acquire and install the Stella D’oro assets, which was predominantly funded from borrowings from our existing Credit Agreement.

Although we are continuing to evaluate the purchase price allocation, the initial purchase price allocation resulted in goodwill of approximately $5.7 million and identified other intangible assets of $11.8 million.  Of the $11.8 million of other identified intangible assets, $9.8 million was assigned to trademarks that are not subject to amortization and $2.0 million was assigned to customer relationships with a useful life of 15 years. The post-acquisition results of operations related to these assets are included in the 2009 Consolidated Statement of Income.

On December 8, 2008, we acquired substantially all of the assets of Archway Cookies, LLC.  Archway is a premium soft cookie brand and complements our existing product portfolio.  The acquired bakery in Ashland, Ohio, also provides increased capacity to support volume growth in the production of our existing private brands portfolio of products.  We paid approximately $31.0 million, including direct acquisition costs, to acquire the Archway assets, which were predominately funded from borrowings under our existing Credit Agreement.  The post-acquisition results of operations related to these assets are included in the 2008 and 2009 Consolidated Statements of Income.

On March 14, 2008, we acquired 100% of the outstanding common stock of Brent & Sam’s, Inc.  Brent & Sam’s is a producer of private brand premium gourmet cookies with operations in Little Rock, Arkansas.  In 2009, we moved the Brent & Sam’s operations to Charlotte, North Carolina.  This acquisition enhances our product portfolio and extends our product offering into the premium private brand category.  We paid approximately $23.9 million to acquire Brent & Sam’s, net of cash acquired of $0.2 million, mostly funded from borrowings under our existing Credit Agreement.  Since the acquisition date, we have repaid all of the $2.2 million assumed debt.  The post-acquisition results of operations of Brent & Sam’s are included in the 2008 and 2009 Consolidated Statements of Income.

We purchased a non-controlling equity interest in an organic snack food company, Late July Snacks LLC, for $2.1 million in 2007.  During 2008, we invested an additional $0.2 million into Late July.  This investment has been reflected in other assets on the Consolidated Balance Sheets.  During 2009, 2008 and 2007, the equity method losses were less than $0.1 million, $0.2 million and $0.1 million, respectively, and have been recorded in other expense on the Consolidated Statements of Income.  We also manufacture products for Late July.  As of December 26, 2009, and December 27, 2008, accounts receivable due from Late July totaled $0.5 million and $0.4 million, respectively.

NOTE 4.  INVENTORIES

Inventories at December 26, 2009 and December 27, 2008 consisted of the following:

(in thousands)	2009	2008

Finished goods	$33,060	$23,227
Raw materials	11,732	11,556
Supplies, etc.	19,081	15,293
Total inventories at FIFO cost	63,873	50,076
Less: adjustments to reduce FIFO cost to LIFO cost	(5,836)	(6,964)
Total inventories	$58,037	$43,112

The increase in inventory during 2009 was primarily due to new product offerings and business acquisitions.

NOTE 5.  FIXED ASSETS

Fixed assets at December 26, 2009 and December 27, 2008 consisted of the following:

(in thousands)	2009	2008

Land and land improvements	$15,363	$15,209
Buildings and building improvements	89,594	87,067
Machinery, equipment and computer systems	326,916	305,007
Trucks and automobiles	60,335	61,967
Furniture and fixtures	4,429	2,334
Construction in progress	13,304	12,341
	509,941	483,925
Accumulated depreciation	(281,191)	(267,456)
	228,750	216,469
Assets held for sale	(2,769)	(384)
Fixed assets, net	$225,981	$216,085

The increase in fixed assets during 2009 was primarily due to purchases of fixed assets for existing facilities and $4.9 million from business acquisitions.

Depreciation expense related to fixed assets was $34.6 million during 2009, $32.0 million during 2008, and $29.3 million during 2007.

During 2009 and 2008, we capitalized $0.2 million and $0.3 million, respectively, of interest expense into fixed assets as part of our ERP system implementation.

At December 26, 2009, assets held for sale consisted of land and buildings related to certain properties in Little Rock, Arkansas and Columbus, Georgia.  During 2009, we closed our Brent & Sam’s Little Rock, Arkansas facility and relocated our manufacturing equipment and production to Charlotte, North Carolina.

NOTE 6.  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the fiscal year ended December 26, 2009, are as follows:

(in thousands)	Carrying Amount

Balance as of December 27, 2008	$80,110
Business acquisitions	5,745
Purchase price adjustments	(591)
Changes in foreign currency exchange rates	5,645
Balance as of December 26, 2009	$90,909

The purchase price adjustments in 2009 related to the acquisition of Archway Cookies, LLC in December 2008.

As of December 26, 2009 and December 27, 2008, acquired intangible assets consisted of the following:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

As of December 26, 2009:
Customer relationships - amortized	$6,668	$(678)	$5,990
Non-compete agreement - amortized	500	(197)	303
Trademarks - unamortized	29,387	(526)	28,861
Balance as of December 26, 2009	$36,555	$(1,401)	$35,154

As of December 27, 2008:
Customer relationships - amortized	$4,678	$(315)	$4,363
Non-compete agreement - amortized	500	-	500
Trademarks - unamortized	19,629	(526)	19,103
Balance as of December 27, 2008	$24,807	$(841)	$23,966

During 2009, we added approximately $11.8 million of intangible assets from business acquisitions.

Intangibles subject to amortization are being amortized over a weighted average useful life of 13.7 years.  The intangible assets related to customer relationships are being amortized over a weighted average useful life of 14.6 years and will be amortized through October 2024.  The intangible asset related to the non-compete agreement is being amortized over 2 years.  Amortization expense related to intangibles was $0.6 million and $0.3 million for the years ended December 26, 2009 and December 27, 2008, respectively.  For the year ended December 29, 2007, intangible amortization expense was less than $0.1 million.  We estimate that annual amortization expense for intangible assets over the next five years is as follows:  $0.7 million in 2010, and $0.5 million in each of the years 2011 through 2014.

The trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely.  Therefore, effective for years after 2001, these trademarks have not been amortized.

NOTE 7.  LONG-TERM DEBT

In October 2006, we entered into an unsecured revolving Credit Agreement, which allows us to make revolving credit borrowings of up to US$100.0 million and CDN$15.0 million through October 2011.

At December 26, 2009 and December 27, 2008, we had the following debt outstanding:

(in thousands)	2009	2008

Unsecured U.S. term loan due October 2011, interest payable based on the 30-day LIBOR, plus applicable margin of 0.40% (0.63% at December 26, 2009, including applicable margin)	$50,000	$50,000
Unsecured U.S. Dollar-denominated revolving credit facility, interest payable based on the weighted-average 30-day LIBOR, plus applicable margin of 0.32% (0.78% at December 26, 2009, including applicable margin)	63,000	48,000
Unsecured Canadian Dollar-denominated revolving credit facility, interest payable based on Canadian Bankers' Acceptance discount rate or Canadian Prime rate, plus the applicable margin and an additional 0.13%	-	-
Total debt	113,000	98,000
Less current portion of long-term debt	-	(7,000)
Total long-term debt	$113,000	$91,000

During 2009, the proceeds from the increase in debt were primarily used to fund acquisitions.

The applicable margin is determined by certain financial ratios.  The Credit Agreement also requires us to pay a facility fee on the entire US$100.0 million and CDN$15.0 million revolvers ranging from 0.07% to 0.13% based on certain financial ratios.  Including the effect of interest rate swap agreements, the weighted average interest rate for 2009 and 2008 was 3.1% and 3.6%, respectively.  See Note 8, Derivatives, for further information on our interest rate swap agreements.

The carrying value of all long-term debt approximates fair value since its variable interest rate is based on current market rates and interest payments are made monthly.  At December 26, 2009 and December 27, 2008, we had available $35.6 million and $46.5 million, respectively, of unused credit facilities.  Under certain circumstances and subject to certain conditions, we have the option to increase available credit under the Credit Agreement by up to $50.0 million during the life of the facility.

The Credit Agreement requires us to comply with certain defined covenants, such as a maximum debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio of 3.0 and a minimum interest coverage ratio of 2.5.  At December 26, 2009, our debt to EBITDA ratio was 1.2, and our interest coverage ratio was 16.5.  In addition, our revolving credit agreement restricts payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $125.0 million.  At December 26, 2009, our consolidated stockholders’ equity was $274.7 million.  We were in compliance with these covenants at December 26, 2009.  Total interest expense under the Credit Agreement for 2009, 2008 and 2007 was $3.4 million, $3.2 million and $2.9 million, respectively.  During 2009 and 2008, we capitalized $0.2 million and $0.3 million, respectively, of interest expense into fixed assets as part of our ERP system implementation.

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

In November 2006, we entered into an interest rate swap agreement on $35 million of debt in order to fix the interest rate at 4.99%, plus applicable margin.  The applicable margin on December 26, 2009, was 0.40%.  The fair value of the interest rate swap liability was $2.5 million and $3.3 million at December 26, 2009 and December 27, 2008, respectively.

In July 2008, we entered into an interest rate swap agreement on an additional $15 million of debt in order to fix the interest rate at 3.87%, plus applicable margin.  The applicable margin on December 26, 2009, was 0.40%.  The fair value of the interest rate swap liability was $0.8 million and $1.0 million at December 26, 2009 and December 27, 2008, respectively.

In February 2009, we entered into an interest rate swap agreement on an additional $15 million of debt in order to fix the interest rate at 1.68%, plus applicable margin.  The applicable margin on December 26, 2009, was 0.32%.  The fair value of the interest rate swap liability was $0.2 million at December 26, 2009.

While these swaps fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $2.3 million lower without these swaps during 2009.  These swaps are accounted for as cash flow hedges.

Foreign Currency Forwards
Through the operations of our Canadian subsidiary, there is an exposure to foreign exchange rate fluctuations between U.S. dollars and Canadian dollars.  The majority of revenue from our Canadian operations is denominated in U.S. dollars and a substantial portion of the operations’ costs, such as raw materials and direct labor, are denominated in Canadian dollars.  We have entered into a series of forward currency contracts to mitigate a portion of this foreign exchange rate exposure.  These contracts have maturities through June 2010.  The fair value of the forward contracts is determined by a third-party financial institution.

All of our derivative instruments are accounted for as cash flow hedges.  The effective portion of the change in fair value is included in accumulated other comprehensive income/(loss), net of related tax effects, with the corresponding asset or liability recorded in the Consolidated Balance Sheets.

The pre-tax income/(expense) effect of derivative instruments on the Consolidated Statements of Income is as follows:

(in thousands)	2009	2008

Interest rate swaps (included in Interest expense, net)	$(2,349)	$(789)
Foreign currency forwards (included in Net revenue)	(1,045)	(592)
Foreign currency forwards (included in Other expense, net)	(60)	(4)
Total net pre-tax expense from derivative instruments	$(3,454)	$(1,385)

The fair value of the derivative instrument asset/(liability) in the Consolidated Balance Sheets using Level 2 inputs is as follows:

(in thousands)	2009	2008

Interest rate swaps (included in Other noncurrent liabilities)	$(3,461)	$(4,272)
Foreign currency forwards (included in Other current assets)	839	-
Foreign currency forwards (included in Other payables and accrued liabilities)	-	(2,094)
Total fair value of derivative instruments	$(2,622)	$(6,366)

The change in unrealized pre-tax gains/(losses) included in other comprehensive income due to fluctuations in interest rates and foreign exchange rates were as follows:

(in thousands)	2009	2008

Interest rate swaps	$811	$(2,994)
Foreign currency forwards	2,933	(2,522)
Total change in unrealized pre-tax gains/(losses) from derivative instruments (effective portion)	$3,744	$(5,516)

The counterparty risk associated with our derivative instruments in an asset position is considered to be low, because we limit our exposure to strong, creditworthy counterparties.

NOTE 9.  INCOME TAXES

Income tax expense consists of the following:

(in thousands)	2009	2008	2007
Current:
Federal	$14,457	$3,140	$11,744
State and other	1,275	240	888
Foreign	(257)	102	(52)
	15,475	3,482	12,580
Deferred:
Federal	2,426	5,860	560
State and other	22	720	240
Foreign	742	(695)	(854)
	3,190	5,885	(54)
Total income tax expense	$18,665	$9,367	$12,526

A reconciliation of the federal income tax rate to our effective income tax rate for the years ended December 26, 2009, December 27, 2008, and December 29, 2007 follows:
	2009	2008	2007

Statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	1.4%	1.3%	1.7%
Net favorable foreign income taxes as a result of tax adjustments and tax rate differences	-0.4%	-1.0%	-1.3%
Changes in deferred taxes for effective state rate changes	0.0%	-0.1%	0.2%
Miscellaneous items, net	-1.7%	-0.6%	-1.2%
Effective income tax rate	34.3%	34.6%	34.4%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 26, 2009 and December 27, 2008, are presented below:

(in thousands)	2009	2008
Deferred tax assets:
Reserves for employee compensation, deductible when paid for income tax purposes, accrued for financial reporting purposes	$9,183	$7,739
Reserves for insurance claims, deductible when paid for income tax purposes, accrued for financial reporting purposes	4,274	4,620
Other reserves, deductible when paid for income tax purposes, accrued for financial reporting purposes	2,691	1,884
Inventories, principally due to additional costs capitalized for income tax purposes	1,468	1,523
Unrealized losses, deductible when realized for income tax purposes, included in other comprehensive income	1,070	2,244
Net state and foreign operating loss and tax credit carryforwards	274	702
Total gross deferred tax assets	18,960	18,712
Less valuation allowance	(193)	(199)
Net deferred tax assets	18,767	18,513

Deferred tax liabilities:
Fixed assets, principally due to differences in depreciation, net of impairment reserves	(38,173)	(35,155)
Trademark amortization	(4,423)	(2,887)
Unrealized gains includible when realized for income tax purposes, included in other comprehensive income	-	(104)
Prepaid expenses and other costs deductible for tax, amortized for financial statement purposes	(1,896)	(1,830)
Total gross deferred tax liabilities	(44,492)	(39,976)
Total net deferred tax liabilities	$(25,725)	$(21,463)

In 2009 and 2008, the valuation allowance on deferred tax assets related to a state net operating loss carryforward, which management did not believe would be fully utilized due to the limited nature of our activities in that state.

Our effective tax rate is based on the level and mix of income of our separate legal entities, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate.  Significant judgment is required in evaluating tax positions that affect the annual tax rate.

Pre-tax income in our Canadian operation amounted to $1.9 million in 2009, and pre-tax losses amounted to $2.1 million and $2.0 million in 2008 and 2007, respectively.

We adjust unrecognized tax liabilities in light of changing facts and circumstances, such as the progress of a tax audit.  As of December 26, 2009, we have recorded gross unrecognized tax benefits totaling $0.9 million and related interest and penalties of $0.3 million in other long-term liabilities on the Consolidated Balance Sheets.  Of this total amount, $0.9 million would affect the effective tax rate if subsequently recognized.  We expect that certain income tax audits will be settled and various tax authorities’ statutes of limitations will expire during the next twelve months resulting in a potential $0.8 million reduction of the unrecognized tax benefit amount.  We classify interest and penalties associated with income tax positions within income tax expense.  During both 2009 and 2008, $0.1 million of interest and penalties related to unrecognized tax benefits was recorded in income tax expense.

We have open years for income tax audit purposes in our major taxing jurisdictions according to statutes as follows:

Jurisdiction	Open Years
US federal	2006 and forward
Canada federal	2005 and forward
Ontario provincial	2003 and forward
Massachusetts	2001 and forward
North Carolina	2006 and forward
Iowa	2006 and forward

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows:

(in thousands)	2009
Balance at December 27, 2008	$1,052
Additions for tax positions taken during the current period	112
Reductions resulting from a lapse of the statute of limitations	(309)
Balance at December 26, 2009	$855

NOTE 10.  POSTRETIREMENT BENEFITS PLANS

We have a defined contribution retirement plan (known as the Lance, Inc. Profit-Sharing “PSR” and 401(k) Retirement Saving Plan) that covers substantially all of our employees.  The PSR portion of the plan provides contributions equal to 3.25% of qualified wages if an employee has less than ten years of service, and 3.5% of qualified wages if over ten years of service.  The 401(k) portion of the plan provides a 50% match of the first 5% of employee contributions not to exceed 2.5% of the employee’s qualified wages.  Total expenses for these employee retirement plans were $8.7 million, $8.0 million and $7.6 million, in 2009, 2008 and 2007, respectively.

Additionally, we provide supplemental retirement benefits to certain retired and active key officers.  The discounted liability recorded in other noncurrent liabilities on the Consolidated Balance Sheets was $1.1 million and $1.0 million at December 26, 2009 and December 27, 2008, respectively.

In 2001, we began the phase out of our unfunded postretirement healthcare plan.  This plan currently provides postretirement medical benefits for certain retirees who were age 55 or older on June 30, 2001 and their spouses for medical coverage between the ages of 60 and 65.  Retirees pay contributions toward medical coverage based on the medical plan and coverage they select.  The postretirement healthcare plan will be phased-out completely in 2011.  As of December 26, 2009, there were seven participants in the postretirement healthcare plan.  The total liability recorded at December 26, 2009 was not significant.

NOTE 11.  EQUITY-BASED INCENTIVE COMPENSATION

Total equity-based incentive expense recorded in the Consolidated Statements of Income was $7.5 million, $6.0 million, and $3.3 million for the years ended December 26, 2009, December 27, 2008, and December 29, 2007, respectively.

Key Employee Incentive Plans
As of December 26, 2009, there were approximately 0.1 million of restricted shares and 0.6 million of other securities available for future issuance under the 2007 Key Employee Incentive Plan (the “Plan”).  This Plan provided for a maximum of 1.8 million new securities to be issued to key employees as defined in the Plan.  The Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock and performance shares, and expires in April 2013.  The plan also authorizes other awards denominated in monetary units or shares of common stock payable in cash or shares of common stock.  At December 26, 2009, there were no SARs outstanding.  In April 2008, the 2003 Key Employee Stock Plan (the 2003 Plan) expired and there were no further securities awarded from this plan.

Long-term Incentive Plans
Long-term performance-based incentive plans are accounted for as liability share-based payment plans.  Once certain performance-based measures are attained, the related liabilities are converted into equity instruments.  As of December 26, 2009, and December 27, 2008, liabilities for long-term incentive plans were $0.9 million and $1.5 million, respectively.

Employee Stock Options
As of December 26, 2009, there was $1.5 million of total unrecognized compensation expense related to outstanding stock options.  This cost is expected to be recognized consistent with vesting on a straight-line basis over a weighted average period of two years.  Cash received from option exercises during 2009, 2008 and 2007 was $3.6 million, $2.1 million and $3.7 million, respectively.  The benefit realized for the tax deductions from option exercises was $0.6 million, $0.4 million and $1.0 million, respectively, during 2009, 2008 and 2007.  The total intrinsic value of stock options exercised during 2009, 2008 and 2007 was $2.1 million, $1.0 million and $2.7 million, respectively.

Stock options become exercisable in periods ranging up to five years after the grant date.  The option price, which equals the fair market value of our common stock at the date of grant, ranges from $7.65 to $25.27 per share for the outstanding options as of December 26, 2009.  The weighted average exercise price of exercisable options was $16.85 as of December 26, 2009.

	Options Outstanding	Weighted Average Exercise Price	Options Exercisable

Balance as of December 27, 2008	1,527,570	$17.01	1,197,627
Granted	267,463	22.00
Exercised	(220,191)	15.22
Expired / Forfeited	(48,925)	19.19
Balance as of December 26, 2009	1,525,917	$18.05	909,496

Weighted average contractual term	5.0 years		4.1 years

Aggregate intrinsic value	$12.8 million		$8.7 million

Employee Restricted Stock and Restricted Stock Unit Awards
As of December 26, 2009, there was $4.4 million of total unrecognized compensation expense related to outstanding restricted stock awards.  This cost is expected to be recognized consistent with vesting on a straight-line basis over a weighted average period of 1.4 years.

During 2005, we awarded 300,000 restricted stock units, half of which would be settled in common stock shares under the 2003 Key Employee Stock Plan and half of which would be settled in cash.  During 2006, the Compensation Committee of the Board of Directors approved an amendment that re-designated the 150,000 units that were to be settled in cash to units settled in stock under the 1997 Incentive Equity Plan for our Chief Executive Officer.  These restricted units are classified as equity.  Compensation costs associated with the restricted stock units that are settled in common stock shares are amortized over the vesting period through May 2010.

During 2006, the Compensation Committee of the Board of Directors approved the 2006 Five-Year Performance Equity Plan for Officers and Senior Managers, which included performance equity units to be paid in common stock to key employees in 2011.  All shares to be issued under the Five-Year Performance Equity Plan were awarded under the 2003 Plan.  The number of awards ultimately issued under this plan is contingent upon our relative stock price compared to the Russell 2000 Index and can range from zero to 100% of the awards granted.  The fair value of the award was calculated using the Monte Carlo valuation method.  This method estimates the probability of the potential payouts using the historical volatility of our common stock compared to the Russell 2000 Index.  Included in our assumptions was a risk-free interest rate of 4.53%, expected volatility of 35.08%, and an expected dividend rate of 2.8%.  Based on these assumptions, a discount rate of 33.4% was applied to the market value on the grant date.  Compensation costs associated with the restricted stock units are amortized over the vesting period through the end of 2010.

	Restricted Stock and Restricted Unit Awards Outstanding	Weighted Average Grant Date Fair Value

Balance as of December 27, 2008	785,951	$ 17.53
Granted	359,810	20.98
Vested	(140,343)	19.76
Expired / Forfeited / Repurchased	(39,244)	17.31
Balance as of December 26, 2009	966,174	$ 18.50

The deferred portion of these restricted shares is included in the Consolidated Balance Sheets as additional paid-in capital.  The weighted average grant date fair value for awards granted during 2008 and 2007 was $16.70 and $17.78, respectively.

During 2009, we granted 73,356 restricted shares related to a long-term incentive plan for key employees that were previously accounted for as a liability.  This resulted in an increase in equity and a decrease in accrued liabilities of $1.6 million.  During 2008, we granted approximately 175,000 nonqualified stock options, 19,500 restricted shares and 19,750 shares of common stock related to a long-term incentive plan for key employees that were previously accounted for as a liability.  This resulted in an increase in equity and a decrease in accrued liabilities of $0.9 million.

Non-Employee Director Stock Option Plan
In 1995, we adopted a Nonqualified Stock Option Plan for Non-Employee Director (Director Plan).  The Director Plan requires among other things that the options are not exercisable unless the optionee remains available to serve as a director until the first anniversary of the date of grant, except that the initial option shall be exercisable after six months.  The options under this plan vest on the first anniversary of the date of grant.  Options granted under the Director Plan expire ten years from the date of grant.  After December 28, 2002, there were no awards made under this plan.  The option price, which equals the fair market value of our common stock at the date of grant, ranges from $10.50 to $15.88 per share.  There were 44,000 options outstanding at December 26, 2009.  At December 26, 2009, the weighted average remaining contractual term was 1.3 years, and the aggregate intrinsic value was $0.6 million.

	Options Outstanding	Weighted Average Exercise Price	Options Exercisable

Balance as of December 27, 2008	64,000	$12.98	64,000
Granted	-	-
Exercised	(20,000)	13.20
Expired / Forfeited	-	-
Balance as of December 26, 2009	44,000	$12.87	44,000

Non-Employee Director Restricted Stock Awards
In 2008, we adopted the Lance, Inc. 2008 Director Stock Plan (“2008 Director Plan”).  With the adoption of the 2008 Director Plan, no further awards will be made under the 2003 Director Plan that expired in April 2008.

The 2008 Director Plan is intended to attract and retain persons of exceptional ability to serve as Directors and to further align the interests of Directors and stockholders in enhancing the value of our common stock and to encourage such Directors to remain with and to devote their best efforts to the company.  The Board of Directors reserved 200,000 shares of common stock for issuance under the 2008 Director Plan.  This number is subject to adjustment in the event of stock dividends and splits, recapitalizations and similar transactions.  The 2008 Director Plan is administered by the Board of Directors and expires in April 2013.  As of December 26, 2009, there were 160,000 shares available for future issuance under the 2008 Director Plan.

In 2009, we awarded 24,000 shares of common stock to our directors, subject to certain vesting restrictions.  During 2008 and 2007, we awarded 16,000 and 9,000 shares of common stock to our directors with a grant date fair value of $20.36 and $23.23, respectively.  At December 26, 2009, there were 24,000 unvested restricted shares outstanding under the 2008 Director Plan with a remaining contractual term of four months and a grant date fair value of $20.97.  In addition, there were 25,000 unvested restricted shares outstanding under the 2003 Director Plan with a weighted average grant date fair value of $18.57.  Compensation costs associated with these restricted shares are amortized over the vesting or service period, at which time the earned portion is charged against current earnings.  The deferred portion of these restricted shares is included in the Consolidated Balance Sheets as additional paid-in capital.

Employee Stock Purchase Plan
We have an employee stock purchase plan under which shares of common stock are purchased on the open market with employee and company contributions.  The plan provides for us to contribute an amount equal to 10% of the employees’ contributions, and up to 25% for certain employees who are not executive officers.  We contributed less than $0.1 million to the employee stock purchase plan during each of 2009, 2008 and 2007.

NOTE 12.  OTHER COMMITMENTS AND CONTINGENCIES

We have entered into contractual agreements providing severance benefits to certain key employees in the event of a change in control.  Commitments not previously accrued for under these agreements totaled $28.4 million at December 26, 2009.

We have entered into contractual agreements providing severance benefits to certain key employees in the event of termination without cause.  Commitments under these agreements not previously accrued for were $9.6 million as of December 26, 2009.  The maximum aggregate unrecognized commitment for both the change in control and severance agreements as of December 26, 2009 was $31.1 million.

We lease certain facilities and equipment under contracts classified as operating leases.  Total rental expense was $7.0 million in 2009, $5.3 million in 2008 and $6.2 million in 2007.  In the third quarter of 2009, we entered into a 10-year operating lease agreement for a corporate office located in Charlotte, North Carolina, which allowed for the consolidation of two leased administrative office locations.

Future minimum lease commitments for operating leases at December 26, 2009 were as follows:

(in thousands)	Amount
2010	$3,290
2011	3,615
2012	2,994
2013	2,424
2014	2,384
Thereafter	12,590
Total operating lease commitments	$27,297

We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims.  These letters of credit amounted to $15.7 million as of December 26, 2009.

We entered into agreements with suppliers for certain ingredients, packaging materials and energy used in the production process.  These agreements are entered into in the normal course of business and consist of agreements to purchase a certain quantity over a certain period of time.  As of December 26, 2009, outstanding purchase commitments totaled $88.2 million.  These commitments range in length from a few weeks to twelve months.

In addition, we are subject to routine litigation and claims incidental to our business.  In our opinion, such routine litigation and claims should not have a material adverse effect upon our consolidated financial statements taken as a whole.

NOTE 13.  OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income/(loss) presented in the Consolidated Balance Sheets consists of:

(in thousands)	2009	2008

Foreign currency translation adjustment	$12,345	$3,023
Net unrealized losses on derivative instruments, net of tax	(1,552)	(4,040)
Postretirement actuarial gains recognized in net income, net of tax	-	180
Total accumulated other comprehensive income/(loss)	$10,793	$(837)

Income taxes on the foreign currency translation adjustment in other comprehensive income are not recognized because the earnings are intended to be indefinitely reinvested in those operations.

NOTE 14.  GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

Geographic Information
Substantially all of our sales are to U.S customers.  Revenues are attributable to the United States and Canada based on the country in which the product is produced.  Revenues by country are as follows:

(in thousands)	2009	2008	2007

Country:
United States	$871,964	$804,366	$716,013
Canada	46,199	48,102	46,723
Net revenue	$918,163	$852,468	$762,736

Long-lived assets, comprised of fixed assets, goodwill, other intangible assets and other noncurrent assets, located in the United States and Canada as of December 26, 2009 and December 27, 2008, are as follows:

(in thousands)	2009	2008

Country:
United States	$298,419	$273,188
Canada	58,990	51,922
Total long-lived assets	$357,409	$325,110

Significant Customers
Sales to our largest customer, Wal-Mart Stores, Inc., were approximately 22% of revenues in 2009, and 20% in both 2008 and 2007.  Accounts receivable at December 26, 2009, and December 27, 2008, included receivables from Wal-Mart Stores, Inc. totaling $22.6 million and $18.0 million, respectively.

NOTE 15.  INTERIM FINANCIAL INFORMATION (UNAUDITED)

A summary of interim financial information follows (in thousands, except per share data):

	2009 Interim Period Ended
	March 28	June 27	September 26	December 26
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)

Net revenue	$215,809	$236,355	$234,902	$231,097
Cost of sales	131,413	139,630	140,129	136,819
Gross margin	84,396	96,725	94,773	94,278
Selling, general and administrative	73,505	80,473	80,019	76,592
Other (income)/expense, net	61	547	644	521
Income from continuing operations before interest and income taxes	10,830	15,705	14,110	17,165
Interest expense, net	812	910	796	834
Income from continuing operations before income taxes	10,018	14,795	13,314	16,331
Income tax expense	3,566	5,267	4,511	5,320
Net income from continuing operations	6,452	9,528	8,803	11,011
Net income	$6,452	$9,528	$8,803	$11,011

From continuing operations:
Net income per common share – basic	$0.21	$0.30	$0.28	$0.35
Net income per common share – diluted	0.20	0.30	0.27	0.34

Dividends declared per common share	$0.16	$0.16	$0.16	$0.16

	2008 Interim Period Ended
	March 29	June 28	September 27	December 27
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)

Net revenue	$197,968	$213,614	$225,587	$215,298
Cost of sales	123,460	133,691	143,040	131,336
Gross margin	74,508	79,923	82,547	83,962
Selling, general and administrative	72,857	74,568	72,337	71,918
Other (income)/expense, net	(4)	161	(536)	(476)
Income from continuing operations before interest and income taxes	1,655	5,194	10,746	12,520
Interest expense, net	606	860	708	867
Income from continuing operations before income taxes	1,049	4,334	10,038	11,653
Income tax expense	404	1,626	3,229	4,109
Net income from continuing operations	645	2,708	6,809	7,544
Net income	$645	$2,708	$6,809	$7,544

From continuing operations:
Net income per common share – basic	$0.02	$0.09	$0.22	$0.24
Net income per common share – diluted	0.02	0.09	0.21	0.24

Dividends declared per common share	$0.16	$0.16	$0.16	$0.16

SCHEDULE II – VALUATION & QUALIFYING ACCOUNTS
For Fiscal Years ended December 26, 2009, December 27, 2008, and December 29, 2007
(in thousands)
	Beginning Balance	Additions / (Reductions) to Expense	Deductions	Ending Balance

Fiscal year ended December 26, 2009:
Allowance for doubtful accounts	$863	$936	$(827)	$972
LIFO inventory reserves	6,964	(1,128)	-	5,836
Deferred tax asset valuation allowance	199	(6)	-	193

Fiscal year ended December 27, 2008:
Allowance for doubtful accounts	506	763	(406)	863
LIFO inventory reserves	5,249	1,715	-	6,964
Deferred tax asset valuation allowance	224	(25)	-	199

Fiscal year ended December 29, 2007:
Allowance for doubtful accounts	994	(165)	(323)	506
LIFO inventory reserves	3,837	1,412	-	5,249
Deferred tax asset valuation allowance	417	(193)	-	224

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Lance, Inc.:

We have audited the accompanying consolidated balance sheets of Lance, Inc. and subsidiaries (the Company) as of December 26, 2009 and December 27, 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 26, 2009.  In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule “Valuation and Qualifying Accounts.” Additionally, we have audited the Company’s internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 26, 2009 and December 27, 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 26, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Additionally, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in the Summary of Significant Accounting Policies, the Company has changed its method of accounting for business combinations and noncontrolling interests effective December 28, 2008, due to the adoption of Accounting Standards Codification Subtopics 805 and 810-10.

/s/ KPMG LLP

Charlotte, North Carolina
February 22, 2010

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

Management assessed the effectiveness of internal control over financial reporting as of December 26, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 26, 2009.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 26, 2009.  See page 53 for “Management’s Report on Internal Control over Financial Reporting.”  Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting.  The report of the independent registered public accounting firm appears on page 51.

There have been no changes in our internal control over financial reporting during the quarter ended December 26, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Items 10 through 14 are incorporated by reference to the sections captioned Principal Stockholders and Holdings of Management, Election of Directors, The Board of Directors and its Committees, Compensation Committee Interlocks and Insider Participation, Compensation Committee Report, Equity Compensation Plans, Director Compensation, Section 16(a) Beneficial Ownership Reporting Compliance, Executive Officer Compensation and Ratification of Selection of Independent Public Accountants in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2010 and Item X in Part I of this Annual Report captioned Executive Officers of the Registrant.

Code of Ethics
We have adopted a Code of Conduct and Ethics that covers our officers and employees.  In addition, we have adopted a Code of Ethics for Directors and Senior Financial Officers which covers the members of the Board of Directors and Senior Financial Officers, including the Chief Executive Officer, Chief Financial Officer, Corporate Controller and Principal Accounting Officer.  These Codes are posted on our website at www.lanceinc.com.

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

3.2                   Bylaws of Lance, Inc., as amended through November 1, 2007, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2007 (File No. 0-398).

4.1 See 3.1 and 3.2 above.

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

10.9*                 Lance, Inc. 2007 Three-Year Performance Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 31, 2007 (File No. 0-398).

10.10*               Lance, Inc. 2007 Stock Option Plan for Officers and Key Managers, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2007 (File No. 0-398).

10.11*               Lance, Inc. 2008 Annual Performance Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 29, 2008 (File No. 0-398).

10.12*               Lance, Inc. 2008 Three-Year Performance Incentive Plan for Officers and Key Managers, as amended, incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008 (File No. 0-398).

10.13*               Lance, Inc. 2009 Annual Performance Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2009 (File No. 0-398).

10.14*               Lance, Inc. 2009 Three-Year Performance Incentive Plan for Officers and Key Managers, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2009 (File No. 0-398).

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

10.17*               Executive Employment Agreement Amendment dated April 24, 2008 between the Registrant and David V. Singer, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 28, 2008 (File No. 0-398).

10.18*               Amended and Restated Compensation and Benefits Assurance Agreement dated April 24, 2008 between the Registrant and David V. Singer, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 28, 2008 (File No. 0-398).

10.19*               Restricted Stock Unit Award Agreement dated May 11, 2005 between the Registrant and David V. Singer, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 16, 2005 (File No. 0-398).

10.20*               Restricted Stock Unit Award Agreement Amendment dated April 27, 2006 between the Registrant and David V. Singer, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 3, 2006 (File No. 0-398).

10.21*               Restricted Stock Unit Award Agreement Amendment Number Two dated April 24, 2008 between the Registrant and David V. Singer, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 28, 2008 (File No. 0-398).

10.22*               Form of Amended and Restated Compensation and Benefits Assurance Agreement between the Registrant and each of Rick D. Puckett, Glenn A. Patcha, Blake W. Thompson, and Earl D. Leake, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 28, 2008 (File No. 0-398).

10.23*               Amended and Restated Executive Severance Agreement dated April 24, 2008 between the Registrant and Earl D. Leake, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 28, 2008 (File No. 0-398).

10.24*               Form of Executive Severance Agreement between the Registrant and each of Glenn A. Patcha, Rick D. Puckett, Blake W. Thompson and Margaret E. Wicklund, incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (File No. 0-398).

10.25                 Credit Agreement, dated as of October 20, 2006, among the Registrant, Tamming Foods, Ltd., Bank of America, National Association, Wachovia Capital Markets, LLC and the other lenders named therein, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006 (File No. 0-398).

12 Computation of Ratio of Earnings to Fixed Charges, filed herewith.

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
________________________
* Management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANCE, INC.

Dated: February 22, 2010	By:	/s/ David V. Singer
David V. Singer
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ David V. Singer	President and Chief Executive Officer (Principal Executive	February 22, 2010
David V. Singer	Officer)

/s/ Rick D. Puckett	Executive Vice President, Chief Financial Officer,	February 22, 2010
Rick D. Puckett	Treasurer and Secretary (Principal Financial Officer)

/s/ Margaret E. Wicklund	Vice President, Corporate Controller and Assistant	February 22, 2010
Margaret E. Wicklund	Secretary (Principal Accounting Officer)

/s/ W.J. Prezzano	Chairman of the Board of Directors	February 22, 2010
W. J. Prezzano

/s/ Jeffrey A. Atkins	Director	February 22, 2010
Jeffrey A. Atkins

/s/ J.P. Bolduc	Director	February 22, 2010
J.P. Bolduc

/s/ William R. Holland	Director	February 22, 2010
William R. Holland

/s/ James W. Johnston	Director	February 22, 2010
James W. Johnston

/s/ Dan C. Swander	Director	February 22, 2010
Dan C. Swander

/s/ Isaiah Tidwell	Director	February 22, 2010
Isaiah Tidwell

/s/ S. Lance Van Every	Director	February 22, 2010
S. Lance Van Every