Form 10-Q
period 2010-03-27
LANCE INC
filed 2010-05-05
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
 of the Securities Exchange Act of 1934

For the quarter ended March 27, 2010

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
Yes ☐       No ☑

The number of shares outstanding of the registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock as of April 30, 2010, was 32,201,516 shares.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income/(Loss) (Unaudited)
For the Quarters Ended March 27, 2010 and March 28, 2009
(in thousands, except share and per share data)

	Quarter Ended
	March 27, 2010	March 28, 2009

Net revenue	$221,617	$215,809
Cost of sales	137,868	131,413
Gross margin	83,749	84,396

Selling, general and administrative	80,420	73,505
Other expense, net	3,610	61
(Loss)/earnings before interest and income taxes	(281)	10,830

Interest expense, net	860	812
(Loss)/income before income taxes	(1,141)	10,018

Income tax (benefit)/expense	(371)	3,566
Net (loss)/income	$(770)	$6,452

Basic earnings per share	$(0.02)	$0.21
Weighted average shares outstanding – basic	31,758,000	31,403,000

Diluted earnings per share	$(0.02)	$0.20
Weighted average shares outstanding – diluted	31,758,000	32,064,000

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
As of March 27, 2010 (Unaudited) and December 26, 2009
(in thousands, except share data)

	March 27, 2010	December 26, 2009
ASSETS

Current assets:
Cash and cash equivalents	$5,826	$5,418
Accounts receivable, net of allowances of $1,123 and $972, respectively	87,858	87,172
Inventories	53,346	58,037
Prepaid income taxes	7,733	238
Deferred income taxes	5,181	9,790
Prepaid expenses and other current assets	17,023	18,227
Total current assets	176,967	178,882

Other assets:
Fixed assets, net of accumulated depreciation of $284,633 and $281,191, respectively	224,463	225,981
Goodwill, net	91,797	90,909
Other intangible assets, net	34,976	35,154
Other noncurrent assets	5,700	5,365
Total assets	$533,903	$536,291

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$29,286	$29,777
Other payables and accrued liabilities	51,901	66,589
Total current liabilities	81,187	96,366

Other liabilities:
Long-term debt	128,000	113,000
Deferred income taxes	36,896	35,515
Other noncurrent liabilities	16,392	16,723
Total liabilities	262,475	261,604

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, 32,160,055 and 32,093,193 shares outstanding, respectively	26,799	26,743
Preferred stock, no shares outstanding	-	-
Additional paid-in capital	62,039	60,829
Retained earnings	170,417	176,322
Accumulated other comprehensive income	12,173	10,793
Total stockholders' equity	271,428	274,687
Total liabilities and stockholders’ equity	$533,903	$536,291

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Quarters Ended March 27, 2010 and March 28, 2009
(in thousands)

	Quarter Ended
	March 27, 2010	March 28, 2009

Operating activities
Net (loss)/income	$(770)	$6,452
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	9,596	8,501
Stock-based compensation expense	1,821	1,575
Loss on sale of fixed assets	54	54
Impairment of long-lived assets	584	-
Changes in operating assets and liabilities	(12,819)	(20,458)
Net cash used in operating activities	(1,534)	(3,876)

Investing activities
Purchases of fixed assets	(7,605)	(5,238)
Proceeds from sale of fixed assets	61	206
Net cash used in investing activities	(7,544)	(5,032)

Financing activities
Dividends paid	(5,134)	(5,049)
Issuances of common stock	748	1,734
Repurchases of common stock	(1,261)	(127)
Net proceeds from existing credit facilities	15,000	14,000
Net cash provided by financing activities	9,353	10,558

Effect of exchange rate changes on cash	133	(8)

Increase in cash and cash equivalents	408	1,642
Cash and cash equivalents at beginning of period	5,418	807
Cash and cash equivalents at end of period	$5,826	$2,449

Supplemental information:
Cash paid for income taxes, net of refunds of $12 and $115, respectively	$842	$608
Cash paid for interest	$831	$856

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Lance, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These condensed financial statements should be read in conjunction with the audited financial statements and notes included in our Form 10-K for the year ended December 26, 2009, filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2010.  In our opinion, these condensed consolidated financial statements reflect all adjustments, consisting of only normal, recurring accruals, necessary to present fairly our condensed consolidated financial statements for the interim periods presented herein.  The consolidated results of operations for the quarter ended March 27, 2010, are not necessarily indicative of the results to be expected for the full year.

Preparing financial statements requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities.  Examples include customer returns and promotional activity, allowances for doubtful accounts, inventory valuations, self-insurance reserves, impairment analysis of goodwill and other intangible assets, useful lives and impairment of fixed assets, incentive compensation, and income taxes.  Actual results may differ from our estimates.

Prior year amounts shown in the accompanying condensed consolidated financial statements have been reclassified for consistent presentation.

2.	EARNINGS PER SHARE

The following tables provide a reconciliation of the common shares used for basic earnings per share and diluted earnings per share:

	Quarters Ended
(in thousands)	March 27, 2010	March 28, 2009

Weighted average number of common shares used for basic earnings per share	31,758	31,403
Effect of potential dilutive shares	-	661
Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	31,758	32,064

The effect of approximately 830,000 common equivalent shares for the quarter ended March 27, 2010 was excluded from the diluted weighted average shares outstanding due to the net loss sustained for the period.

3.	EQUITY-BASED INCENTIVES

Compensation expense related to equity-based incentive plans of $1.8 million and $1.6 million was recognized for the quarters ended March 27, 2010 and March 28, 2009, respectively.  During the quarter ended March 27, 2010, we issued 460,412 non-qualified stock options, at $21.98 per share, and 85,815 restricted shares to employees.

During the quarter ended March 27, 2010, we repurchased 56,152 shares of common stock from employees to cover withholding taxes payable by employees upon the vesting of restricted stock.

LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

4.	INVENTORIES

(in thousands)	March 27, 2010	December 26, 2009

Finished goods	$30,893	$33,060
Raw materials	9,808	11,732
Supplies, etc.	18,607	19,081
Total inventories at FIFO cost.	59,308	63,873
Less adjustments to reduce FIFO cost to LIFO cost	(5,962)	(5,836)
Total inventories	$53,346	$58,037

5.	TARGETED ACQUISITION COSTS

During the first quarter of 2010, we incurred $2.9 million in financing commitment fees and professional fees associated with an unsuccessful bid for a targeted acquisition.  The financing commitment fees of $2.7 million are reflected in Other expense, net on the Condensed Consolidated Statement of Income/(Loss).  The professional fees of $0.2 million are reflected in Selling, general & administrative expenses on the Condensed Consolidated Statement of Income/(Loss).

6.	EQUITY INVESTMENT

We own a non-controlling equity interest in Late July Snacks LLC (“Late July”), an organic snack food company.  Equity losses, which are not material, are included in Other expense, net.  We also manufacture products for Late July.  Contract manufacturing revenue from Late July was approximately $0.8 million and $1.1 million during the first quarters of 2010 and 2009, respectively.  As of March 27, 2010, and December 26, 2009, accounts receivable due from Late July totaled $0.4 million and $0.5 million, respectively.

7.	INCOME TAXES

We have recorded gross unrecognized tax benefits as of March 27, 2010 totaling $0.9 million and related interest and penalties of $0.3 million in other noncurrent liabilities on the Condensed Consolidated Balance Sheet.  Of this amount, $0.9 million would affect the effective tax rate if subsequently recognized.  No taxing authorities’ statutes of limitations related to the computation of our unrecognized tax benefits have expired since the beginning of 2010.  We expect that certain income tax audits will be settled, and additional statutes of limitations will likely expire before the end of 2010 and may result in a potential $0.8 million reduction in the unrecognized tax benefit amount.  We classify interest and penalties associated with income tax positions within income tax expense.

We have open years for income tax audit purposes in our major taxing jurisdictions according to statutes as follows:

Jurisdiction	Open Years
US federal	2007 and forward
Canada federal	2005 and forward
Ontario provincial	2004 and forward
Massachusetts	2001 and forward
North Carolina	2006 and forward
Iowa	2006 and forward

8.	FAIR VALUE MEASUREMENTS

We have classified assets and liabilities required to be measured at fair value into the fair value hierarchy as set forth below:

Level 1	- quoted prices in active markets for identical assets and liabilities.
Level 2	- observable inputs other than quoted prices for identical assets and liabilities
Level 3	- unobservable inputs in which there is little or no market data available, which requires us to develop our own assumptions.

LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

We measure our derivative instruments at fair value using Level 2 inputs.  There were no changes among the levels during the first quarter of 2010.

The carrying amount of cash and cash equivalents, receivables and accounts payable approximates fair value due to their short-term nature.  The carrying amount of debt approximates fair value since its variable interest rate is based on current market rates and interest payments are made monthly.

During the first quarter of 2010, recent market value declines for commercial real estate resulted in an impairment charge of $0.6 million related to assets held for sale in Little Rock, Arkansas.  This property was sold subsequent to the end of our first quarter for $1.8 million in net proceeds.

9.	DERIVATIVE INSTRUMENTS

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

Foreign Currency Forwards
We are exposed to foreign exchange rate fluctuations through the operations of our Canadian subsidiary.  A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of the operations’ costs, such as raw materials and direct labor, are denominated in Canadian dollars.  We have entered into a series of derivative forward contracts to mitigate a portion of this foreign exchange rate exposure.  These contracts have maturities through September 2010.  The notional amount for foreign currency forwards decreased from $7.2 million at December 26, 2009, to $6.0 million at March 27, 2010.

All of our derivative instruments are accounted for as cash flow hedges.  The effective portion of the change in fair value is included in Accumulated other comprehensive income, net of related tax effects, with the corresponding asset or liability recorded in the Condensed Consolidated Balance Sheets.

The pre-tax income/(expense) effect of derivative instruments on the Condensed Consolidated Statements of Income/(Loss) is as follows:

	Quarter Ended
(in thousands)	March 27, 2010	March 28, 2009

Interest rate swaps (included in Interest expense, net)	$(614)	$(544)
Foreign currency forwards (included in Net revenue)	636	(783)
Foreign currency forwards (included in Other expense, net)	(8)	(23)
Total net pre-tax income/(expense) from derivative instruments	$14	$(1,350)

The fair value of derivative instruments in the Condensed Consolidated Balance Sheets using Level 2 inputs is as follows:

	Fair Value of Asset/(Liability) at
(in thousands)	March 27, 2010	December 26, 2009

Interest rate swaps (included in Other noncurrent liabilities)	$(3,205)	$(3,461)
Foreign currency forwards (included in Prepaid expenses and other current assets)	471	839
Total fair value of derivative instruments	$(2,734)	$(2,622)

LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The change in unrealized pre-tax gains/(losses) included in other comprehensive income due to fluctuations in interest rates and foreign exchange rates were as follows:

	Quarter Ended
(in thousands)	March 27, 2010	March 28, 2009

Interest rate swaps	$256	$(38)
Foreign currency forwards	(368)	526
Total change in unrealized pre-tax (losses)/gains from derivative instruments (effective portion)	$(112)	$488

The counter party risk associated with our derivative instruments in an asset position is considered to be low, because we limit our exposure to strong, creditworthy counterparties.

10.	COMMITMENTS AND CONTINGENCIES

Contractual Obligations
In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections, and expected usage levels.  Purchase commitments for inventory increased from $88.2 million as of December 26, 2009, to $110.6 million as of March 27, 2010, due to varying contractual obligations.  Our practice is to contract at least six months in advance for all major ingredients and packaging.

Customer Concentration
Sales to our largest customer, Wal-Mart Stores, Inc., were 23% and 21% of revenue for the quarters ended March 27, 2010 and March 28, 2009, respectively.  Accounts receivable at March 27, 2010 and December 26, 2009, included receivables from Wal-Mart Stores, Inc. totaling $21.5 million and $22.6 million, respectively.

11.	COMPREHENSIVE INCOME

Comprehensive income/(loss) consisted of the following:

	Quarter Ended
(in thousands)	March 27, 2010	March 28, 2009

Net (loss)/income	$(770)	$6,452
Foreign currency translation adjustment	1,476	(889)
Net unrealized (loss)/gain on derivatives, net of tax effect of $16 and $159	(96)	329
Actuarial loss recognized in net income, net of tax effect of $0 and $21	-	(36)
Total comprehensive income	$610	$5,856

LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Risk Factors

We, from time to time, make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include statements about our estimates, expectations, beliefs, intentions, or strategies for the future, and the assumptions underlying such statements.  We use the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify our forward-looking statements.  Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations.  Factors that could cause these differences include, but are not limited to, those set forth under Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 26, 2009.

Caution should be taken not to place undue reliance on our forward-looking statements, which reflect our management’s expectations only as of the time such statements are made.  Except as required by law, we undertake no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Results of Operations

Management’s discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  Future events and their effects cannot be determined with absolute certainty.  Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances.  We routinely evaluate our estimates, including those related to customer returns and promotional activity, allowance for doubtful accounts, inventory valuations, self-insurance reserves, impairment analysis of goodwill and other intangible assets, useful lives and impairment of fixed assets, incentive compensation, and income taxes.  Actual results may differ from these estimates.

Quarter Ended March 27, 2010 Compared to Quarter Ended March 28, 2009

	Quarter Ended
(dollars in thousands)	March 27, 2010		March 28, 2009		Favorable/ (Unfavorable) Variance

Net revenue	$221,617	100.0%	$215,809	100.0%	$5,808	2.7%
Cost of sales	137,868	62.2%	131,413	60.9%	(6,455)	-4.9%
Gross margin	83,749	37.8%	84,396	39.1%	(647)	-0.8%
Selling, general and administrative	80,420	36.3%	73,505	34.1%	(6,915)	-9.4%
Other expense, net	3,610	1.6%	61	-	(3,549)	nm
(Loss)/earnings before interest and taxes	(281)	-0.1%	10,830	5.0%	(11,111)	-102.6%
Interest expense, net	860	0.4%	812	0.4%	(48)	-5.9%
Income tax (benefit)/expense	(371)	-0.2%	3,566	1.7%	3,937	110.4%
Net (loss)/income	$(770)	-0.3%	$6,452	3.0%	$(7,222)	-111.9%

nm = not meaningful.

LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

First Quarter Summary
During the first quarter of 2010, we incurred a net loss of $0.8 million as compared to net income of $6.5 million during the first quarter of 2009.  The economic environment continues to negatively impact our business across many channels and product categories.  The geographic regions that have been hit the hardest from unemployment overlap significantly within our core markets.  This is driving revenue softness in our convenience store channel, an important channel for us.  In addition, as more retailers drive value offerings to consumers, our promotional pricing activity has increased significantly as compared to the first quarter of 2009.  Our non-branded product categories have experienced pressure from increased and deeper promotions from competitive branded companies, which may be a result of excess inventories or a drive to recapture market share lost to private brands over the last several quarters.  In addition, we are seeing softness in same store sales by many of our large customers.  These pressures have created a highly competitive environment requiring increases in our own promotional pricing activity to maintain market share in the branded product category.

While we continued to invest in our brand-building efforts through advertising and core infrastructure during the first quarter, we plan to react to the continued softness in revenue.  We are taking steps to reduce our operating costs, making changes to our promotional approach to improve productivity, and taking actions to support our volume growth.  We believe these measures will drive  a rebound in our profit margin.

Our results for the first quarter were also impacted by approximately $2.9 million of financing commitment fees and professional fees associated with an unsuccessful bid for a targeted acquisition.  Additionally, we recorded an impairment charge of $0.6 million for the assets held for sale in Little Rock, Arkansas that was driven by recent market value declines for commercial properties.

Revenue
Total revenue increased approximately 3% from the first quarter of 2009 as follows:

(dollars in millions)	Quarter Ended March 27, 2010	Change from Quarter Ended March 28, 2009

Branded Products	$126.6	-1%
Non-Branded Products	95.0	7%
Total Revenue	$221.6	3%

As a percentage of total revenue, revenue by product category is as follows:
	Quarter Ended
	March 27, 2010	March 28, 2009

Branded Products	57%	59%
Non-Branded Products	43%	41%
Total Revenue	100%	100%

Compared to the first quarter of 2009, revenue from branded products decreased 1%. Sales of branded products were significantly impacted by increased promotional pricing activity for certain core product categories during the first quarter of 2010.  Sales of branded products to grocery stores, dollar stores, mass merchandisers and distributors increased compared to the same quarter of last year due to the acquisition of Stella D’oro, new product offerings and growth with new and existing customers.  These increases were more than offset by double-digit revenue declines from certain channels, including convenience stores, up-and-down the street customers, and food service establishments resulting from the impact of lower consumer spending in these channels.  During the first quarter of 2009, sales of branded peanut butter sandwich crackers were negatively impacted by a competitor’s peanut butter recall.

Non-branded products consist of private brands and contract manufacturing.  Revenue from non-branded products increased approximately 7% compared to the first quarter of 2009.  Growth in this category is being driven by new product offerings but has experienced competitive pressures from higher promotional pricing activity from branded competitors.

LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Margin
Gross margin decreased $0.6 million, or 1.3% as a percentage of revenue, compared to the first quarter of 2009.  The decrease in gross margin was due to higher promotional pricing activity, write-offs and aging of certain inventory, unfavorable customer and product mix, increased labor costs and higher depreciation expense.  Largely offsetting these declines in gross margin were lower ingredient costs and increased sales volume as compared to the first quarter of 2009.

Selling, General and Administrative Expenses
Selling, general, and administrative expenses increased $6.9 million, or 2.2% as a percentage of revenue, as compared to the first quarter of 2009.  Advertising costs increased $2.0 million as we continue to invest in our brands.  Employee-related expenses increased $1.6 million due to higher compensation costs and higher benefit plan costs associated with our self-insured medical plan.  Shipping and distribution expenses increased $1.2 million due to increases in fuel costs.  Additionally, certain fixed infrastructure costs, such as rent and depreciation, increased compared to the first quarter of 2009.  There was also an increase in professional fees to support our strategic initiatives and an unsuccessful bid for a targeted acquisition.

Other Expense, Net
Other expense, net increased $3.5 million primarily due to financing commitment fees of $2.7 million associated with an unsuccessful bid for a targeted acquisition.  Additionally, we recorded an impairment charge of $0.6 million related to the assets held for sale in Little Rock, Arkansas.

Income Tax Expense
Our effective income tax rate was 32.5% in the first quarter of 2010 compared to 35.6% in the first quarter of 2009.  The decrease in the effective income tax rate was the result of lower earnings before taxes and higher net favorable permanent tax differences.

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

Operating Cash Flows
Net cash used in operating activities was $1.5 million during the first quarter of 2010 and $3.9 million during the first quarter of 2009.  Cash used from changes in operating assets and liabilities decreased from $20.5 million during the first quarter of 2009 to $12.8 million in the first quarter of 2010, due primarily to lower levels of inventory at March 27, 2010 compared to December 26, 2009.

Investing Cash Flows
Net cash used in investing activities was $7.5 million for the first quarter of 2010.  Capital expenditures for fixed assets, principally manufacturing equipment and building improvements, totaled $7.6 million during the first quarter of 2010, partially funded by proceeds from the sale of assets of $0.1 million.  Capital expenditures are expected to continue at a level sufficient to support our strategic and operating needs.  Capital expenditures for fiscal 2010 are projected to be between $35 million and $40 million and funded by net cash flow from operating activities, cash on hand, and our existing credit facilities.

Net cash used in investing activities during the first quarter of 2009 represented capital expenditures of $5.2 million, partially offset by proceeds from the sale of fixed assets of $0.2 million.  Capital expenditures for purchases of fixed assets were $40.7 million for the year ended December 26, 2009.

LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financing Cash Flows
During both of the first quarters of 2010 and 2009, we paid dividends of $0.16 per common share totaling $5.1 million and $5.0 million, respectively.  We received cash and related tax benefits of $0.7 million and $1.7 million during the first quarter of 2010 and 2009, respectively, as a result of stock option exercises.  During the first quarter of 2010, we repurchased 56,152 shares of common stock from employees to cover withholding taxes payable by employees upon the vesting of restricted stock for $1.3 million.  Proceeds from our existing credit facilities of $15.0 million were primarily used to fund purchases of fixed assets during the first quarter of 2010.  On May 4, 2010, the Board of Directors declared a quarterly cash dividend of $0.16 per share, payable on May 25, 2010, to stockholders of record on May 17, 2010.

Debt
Additional borrowings available under our existing U.S. and Canadian credit facilities totaled $20.9 million as of March 27, 2010.  We have complied with all financial covenants contained in the credit agreement.  We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims.  The total amount of these letters of credit was $15.7 million as of March 27, 2010.

Contractual Obligations
In order to fix a portion of our ingredient, packaging and energy costs, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels.  Purchase commitments increased from $88.2 million as of December 26, 2009, to $110.6 million as of March 27, 2010, due to varying contractual obligations.  We are currently contracted at least six months in advance for all major ingredients and packaging.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or cash flows.

Market Risks

The principal market risks that may adversely impact results of operations and financial position relate to ingredient, packaging and energy costs, interest and foreign exchange rates, and credit risks.

See the “Contractual Obligations” section above for a discussion of market risks associated with ingredient, packaging and energy costs.

Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate, Canadian Bankers’ Acceptance discount rate, Canadian prime rate and U.S. base rate interest.  To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable-rate debt. While these interest rate swap agreements fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $0.6 million lower without these agreements during the first quarter of 2010.

We are exposed to foreign exchange rate fluctuations through the operations of our Canadian subsidiary.  A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of the operations’ costs, such as raw materials and direct labor, are denominated in Canadian dollars.  We have entered into a series of derivative forward contracts to mitigate a portion of this foreign exchange rate exposure.  These contracts have maturities through September 2010.  During the first quarter of 2010, foreign currency fluctuations unfavorably impacted pre-tax earnings by $1.4 million compared to the first quarter of 2009.  However, the decrease in pre-tax earnings was almost entirely mitigated by the favorable effect of derivative forward contracts of $1.4 million during the first quarter of 2010 compared to the first quarter of 2009.  Due to foreign currency fluctuations during the first quarter of 2010 and 2009, we recorded gains of $1.5 million and losses of $0.9 million, respectively, in other comprehensive income because of the translation of the subsidiary’s financial statements into U.S. dollars.

We are exposed to credit risks related to our accounts receivable.  We perform ongoing credit evaluations of our customers to minimize the potential exposure.  For the first quarters of 2010 and 2009, net bad debt expense was $0.2 million and $0.7 million, respectively.  Allowances for doubtful accounts were $1.1 million at March 27, 2010 and $1.0 million at December 26, 2009.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 27, 2010, that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

LANCE, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently subject to various routine legal proceedings and claims incidental to our business.  In our opinion, such routine litigation and claims should not have a material adverse effect upon our consolidated financial statements taken as a whole.

Item 1A.  Risk Factors

There have been no material changes to the factors disclosed in Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 26, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Credit Agreement dated October 20, 2006, restricts our payment of cash dividends and repurchases of common stock if, after payment of any dividends or any repurchases of common stock, our consolidated stockholders’ equity would be less than $125.0 million.  At March 27, 2010, our consolidated stockholders’ equity was $271.4 million.

In December 2008, the Board of Directors approved the repurchase of up to 100,000 shares of common stock for the purpose of acquiring shares of common stock from employees to cover withholding taxes payable by employees upon the vesting of shares of restricted stock when sales of common stock by employees are not permitted.  During the first quarter of 2009, we repurchased 6,741 shares of common stock for this purpose.  During the first quarter of 2010, we repurchased the following shares of common stock for this purpose:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares That May Yet to be Purchased Under the Plans or Programs
December 27, 2009 – January 23, 2010	6,726	$24.34	-	86,533
January 24, 2010 – February 20, 2010	-	-	-	86,533
February 21, 2010 – March 27, 2010	49,426	$22.19	-	37,107

LANCE, INC. AND SUBSIDIARIES

Item 6.  Exhibits

Exhibit Index

No.	Description

3.1
Restated Articles of Incorporation of Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998 (File No. 0-398).

3.2	Bylaws of Lance, Inc., as amended through November 1, 2007, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2007 (File No. 0-398).

10.1*	2010 Annual Performance Incentive Plan for Officers, filed herewith.

10.2*	2010 Three-Year Performance Incentive Plan for Officers and Key Managers, filed herewith.

10.3*	Retirement Agreement, effective January 15, 2010, between the Registrant and Earl D. Leake, filed herewith.

10.4
First Amendment, dated March 19, 2010, to the Credit Agreement dated as of October 20, 2006, among the Registrant, Tamming Foods, Ltd., Bank of America, National Association, Wells Fargo  Securities, LLC (formally Wachovia Capital Markets, LLC) and the other lenders named therein, filed herewith.

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

Dated: May 5, 2010