Form 10-Q
period 2010-06-26
LANCE INC
filed 2010-07-26
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
 of the Securities Exchange Act of 1934

For the quarter ended June 26, 2010

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
Yes ☐       No ☑

The number of shares outstanding of the registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock as of July 21, 2010, was 32,448,669 shares.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)
For the Quarters and Six Months Ended June 26, 2010 and June 27, 2009
(in thousands, except share and per share data)

	Quarter Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009

Net revenue	$235,417	$236,355	$457,034	$452,163
Cost of sales	138,180	139,630	276,048	271,042
Gross margin	97,237	96,725	180,986	181,121

Selling, general and administrative	77,682	80,473	158,101	153,977
Other expense, net	174	547	3,785	608
Earnings before interest and income taxes	19,381	15,705	19,100	26,536

Interest expense, net	862	910	1,722	1,722
Income before income taxes	18,519	14,795	17,378	24,814

Income tax expense	6,245	5,267	5,874	8,834
Net income	$12,274	$9,528	$11,504	$15,980

Basic earnings per share	$0.38	$0.30	$0.36	$0.51
Weighted average shares outstanding – basic	31,978,000	31,552,000	31,868,000	31,477,000

Diluted earnings per share	$0.38	$0.30	$0.36	$0.50
Weighted average shares outstanding – diluted	32,502,000	32,293,000	32,370,000	32,163,000

Cash dividends declared per share	$0.16	$0.16	$0.32	$0.32

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
As of June 26, 2010 (Unaudited) and December 26, 2009
(in thousands, except share data)

	June 26, 2010	December 26, 2009
ASSETS

Current assets:
Cash and cash equivalents	$7,015	$5,418
Accounts receivable, net of allowances of $1,274 and $972, respectively	92,401	87,172
Inventories	56,209	58,037
Prepaid income taxes	3,466	238
Deferred income taxes	5,701	9,790
Prepaid expenses and other current assets	13,258	18,227
Total current assets	178,050	178,882

Other assets:
Fixed assets, net of accumulated depreciation of $290,454 and $281,191, respectively	220,168	225,981
Goodwill, net	91,464	90,909
Other intangible assets, net	34,798	35,154
Other noncurrent assets	5,807	5,365
Total assets	$530,287	$536,291

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$29,738	$29,777
Other payables and accrued liabilities	56,007	66,589
Total current liabilities	85,745	96,366

Other liabilities:
Long-term debt	116,000	113,000
Deferred income taxes	37,237	35,515
Other noncurrent liabilities	14,470	16,723
Total liabilities	253,452	261,604

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, 32,409,886 and 32,093,193 shares outstanding, respectively	27,007	26,743
Preferred stock, no shares outstanding	-	-
Additional paid-in capital	60,750	60,829
Retained earnings	177,511	176,322
Accumulated other comprehensive income	11,567	10,793
Total stockholders' equity	276,835	274,687
Total liabilities and stockholders’ equity	$530,287	$536,291

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 26, 2010 and June 27, 2009
(in thousands)

	Six Months Ended
	June 26, 2010	June 27, 2009

Operating activities
Net income	$11,504	$15,980
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	19,188	17,162
Stock-based compensation expense	3,609	3,512
Provision for doubtful accounts	508	952
Loss on sale of fixed assets	195	189
Impairment of long-lived assets	584	-
Changes in operating assets and liabilities	(12,675)	(17,487)
Net cash provided by operating activities	22,913	20,308

Investing activities
Purchases of fixed assets	(13,220)	(14,592)
Proceeds from sale of fixed and intangible assets	224	462
Proceeds from sale of assets held for sale	1,843	-
Net cash used in investing activities	(11,153)	(14,130)

Financing activities
Dividends paid	(10,314)	(10,158)
Issuances of common stock	1,720	2,158
Repurchases of common stock and net-settlement of restricted stock units	(4,668)	(127)
Net proceeds from existing credit facilities	3,000	5,000
Net cash used in financing activities	(10,262)	(3,127)

Effect of exchange rate changes on cash	99	150

Increase in cash and cash equivalents	1,597	3,201
Cash and cash equivalents at beginning of period	5,418	807
Cash and cash equivalents at end of period	$7,015	$4,008

Supplemental information:
Cash paid for income taxes, net of refunds of $22 and $154, respectively	$2,885	$3,702
Cash paid for interest	$1,689	$1,818

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Lance, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These condensed financial statements should be read in conjunction with the audited financial statements and notes included in our Form 10-K for the year ended December 26, 2009, filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2010.  In our opinion, these condensed consolidated financial statements reflect all adjustments, consisting of only normal, recurring accruals, necessary to present fairly our condensed consolidated financial statements for the interim periods presented herein.  The consolidated results of operations for the quarter and six months ended June 26, 2010, are not necessarily indicative of the results to be expected for the full year.

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

Prior year amounts shown in the accompanying condensed consolidated financial statements have been reclassified for consistent presentation.

2.	EARNINGS PER SHARE

The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share:

	Quarter Ended		Six Months Ended
(in thousands)	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009

Weighted average number of common shares used for basic earnings per share	31,978	31,552	31,868	31,477
Effect of potential dilutive shares	524	741	502	686
Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	32,502	32,293	32,370	32,163
Anti-dilutive shares excluded from the above reconciliation	733	251	466	251

3.	EQUITY-BASED INCENTIVES

Compensation expense related to equity-based incentive plans of $1.8 million and $1.9 million was recognized for the second quarter of 2010 and 2009, respectively.  Compensation expense related to equity-based incentive plans of $3.6 million and $3.5 million was recognized for the six months of 2010 and 2009, respectively.  During the first quarter of 2009, we granted 73,356 restricted shares related to a long-term incentive plan for key employees that were previously accounted for as a liability.  This resulted in an increase in equity and a decrease in accrued liabilities of $1.6 million during the first quarter of 2009.

During the second quarter of 2010, 300,000 restricted stock units vested, which were originally granted in 2005.  We net-settled 172,650 of these units as common stock shares and withheld the remaining 127,350 units to cover the payment of $2.5 million of employee withholding taxes.   Accrued dividends on these restricted stock units of $0.9 million were settled in cash.

During the first quarter of 2010, we repurchased 56,152 shares of common stock from employees to cover withholding taxes payable by employees upon the vesting of restricted stock.  No repurchases were made during the second quarter of 2010.

LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

4.	INVENTORIES

(in thousands)	June 26, 2010	December 26, 2009

Finished goods	$34,388	$33,060
Raw materials	10,064	11,732
Supplies, etc.	17,917	19,081
Total inventories at FIFO cost.	62,369	63,873
Less adjustments to reduce FIFO cost to LIFO cost	(6,160)	(5,836)
Total inventories	$56,209	$58,037

5.	RESTRUCTURING

On June 4, 2010, we announced a reduction in our workforce, which resulted in $3.0 million of pre-tax charges being recognized in the second quarter of 2010.  This included severance expense of approximately $2.8 million (net of a reduction in accrued vacation of $0.4 million), and job placement and medical coverage expenses of approximately $0.2 million.  We recorded $1.1 million in Cost of sales and $1.9 million in Selling, general and administrative on the Condensed Consolidated Statement of Income.  We paid $2.5 million of these expenses during the second quarter, resulting in a remaining liability at June 26, 2010 of $0.9 million.  The workforce reduction efforts are complete and we expect to settle the outstanding liability in the third quarter of 2010.

6.	EQUITY INVESTMENT

We own a non-controlling equity interest in Late July Snacks LLC (“Late July”), an organic snack food company.  Equity losses, which are not material, are included in Other expense, net.  We also manufacture products for Late July.  Contract manufacturing revenue from Late July was approximately $1.0 million during both the second quarters of 2010 and 2009, and $1.8 and $2.1 during the first six months of 2010 and 2009, respectively.  Accounts receivable due from Late July totaled $0.5 million at both June 26, 2010 and December 26, 2009.

7.	INCOME TAXES

We have recorded gross unrecognized tax benefits as of June 26, 2010 totaling $0.9 million and related interest and penalties of $0.3 million in Other noncurrent liabilities on the Condensed Consolidated Balance Sheet.  Of this amount, $0.9 million would affect the effective tax rate if subsequently recognized.  No taxing authorities’ statutes of limitations related to the computation of our unrecognized tax benefits have expired since the beginning of 2010.  We expect that certain income tax audits will be settled, and additional statutes of limitations will likely expire before the end of 2010 and may result in a potential $0.8 million reduction in the unrecognized tax benefit amount.  We classify interest and penalties associated with income tax positions within income tax expense.

We have open years for income tax audit purposes in our major taxing jurisdictions according to statutes as follows:

Jurisdiction	Open Years
US federal	2007 and forward
Canada federal	2005 and forward
Ontario provincial	2004 and forward
Massachusetts	2001 and forward
North Carolina	2006 and forward
Iowa	2006 and forward

8.	FAIR VALUE MEASUREMENTS

We have classified assets and liabilities required to be measured at fair value into the fair value hierarchy as set forth below:

Level 1	- quoted prices in active markets for identical assets and liabilities.
Level 2	- observable inputs other than quoted prices for identical assets and liabilities.
Level 3	- unobservable inputs in which there is little or no market data available, which requires us to develop our own assumptions.

LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

We measure our derivative instruments at fair value using Level 2 inputs.  There were no changes among the levels during the first six months of 2010.

The carrying amount of cash and cash equivalents, receivables and accounts payable approximates fair value due to their short-term nature.  The carrying amount of debt approximates fair value since its variable interest rate is based on current market rates and interest payments are made monthly.

During the first quarter of 2010, recent market value declines for commercial real estate resulted in an impairment charge of $0.6 million related to assets held for sale in Little Rock, Arkansas.  This property was sold in the second quarter of 2010 for net proceeds of $1.8 million.

9.	DERIVATIVE INSTRUMENTS

We are exposed to certain risks relating to our ongoing business operations.  We use derivative instruments to manage interest rate and foreign exchange rate risks.

Interest Rate Swaps
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate, Canadian Bankers’ Acceptance discount rate, Canadian prime rate and U.S. base rate interest.  To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable-rate debt.  The notional amount of interest rate swaps as of both June 26, 2010 and December 26, 2009, was $65.0 million.

Foreign Currency Forwards
We are exposed to foreign exchange rate fluctuations through the operations of our Canadian subsidiary.  A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of the operations’ costs, such as raw materials and direct labor, are denominated in Canadian dollars.  We have entered into a series of derivative forward contracts to mitigate a portion of this foreign exchange rate exposure.  These contracts have maturities through December 2010.  The notional amount for foreign currency forwards increased from $7.2 million at December 26, 2009, to $8.1 million at June 26, 2010.

All of our derivative instruments are accounted for as cash flow hedges.  The effective portion of the change in fair value is included in Accumulated other comprehensive income, net of related tax effects, with the corresponding asset or liability recorded in the Condensed Consolidated Balance Sheets.

The pre-tax income/(expense) effect of derivative instruments on the Condensed Consolidated Statements of Income is as follows:
	Quarter Ended		Six Months Ended
(in thousands)	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009

Interest rate swaps (included in Interest expense, net)	$(604)	$(588)	$(1,218)	$(1,132)
Foreign currency forwards (included in Net revenue)	467	(479)	1,103	(1,262)
Foreign currency forwards (included in Other expense, net)	(94)	(30)	(102)	(53)
Total net pre-tax expense from derivative instruments	$(231)	$(1,097)	$(217)	$(2,447)

The fair value of derivative instruments in the Condensed Consolidated Balance Sheets using Level 2 inputs is as follows:
	Fair Value of Asset/(Liability) at
(in thousands)	June 26, 2010	December 26, 2009

Interest rate swaps (included in Other noncurrent liabilities)	$(2,865)	$(3,461)
Foreign currency forwards (included in Prepaid expenses and other current assets)	122	839
Total fair value of derivative instruments	$(2,743)	$(2,622)

LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The change in unrealized pre-tax gains/(losses) included in other comprehensive income due to fluctuations in interest rates and foreign exchange rates were as follows:

	Quarter Ended		Six Months Ended
(in thousands)	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009

Interest rate swaps	$340	$623	$596	$585
Foreign currency forwards	(349)	1,610	(717)	2,136
Total change in unrealized pre-tax gains/(losses) from derivative instruments (effective portion)	$(9)	$2,233	$(121)	$2,721

The counterparty risk associated with our derivative instruments in an asset position is considered to be low, because we limit our exposure to strong, creditworthy counterparties.

10.	COMMITMENTS AND CONTINGENCIES

Contractual Obligations
In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections, and expected usage levels.  Purchase commitments for inventory increased from $88.2 million as of December 26, 2009, to $127.4 million as of June 26, 2010, due to varying contractual obligations.  Our practice is to contract at least six months in advance for all major ingredients and packaging.

Customer Concentration
Sales to our largest customer, Wal-Mart Stores, Inc., were 24% and 21% of revenue for both the quarters and six months ended June 26, 2010 and June 27, 2009, respectively.  Accounts receivable at June 26, 2010 and December 26, 2009, included receivables from Wal-Mart Stores, Inc. totaling $26.1 million and $22.6 million, respectively.

11.	COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

	Quarter Ended		Six Months Ended
(in thousands)	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009

Net income	$12,274	$9,528	$11,504	$15,980
Foreign currency translation adjustment	(575)	4,216	901	3,327
Net unrealized (loss)/gain on derivatives, net of tax	(31)	1,552	(127)	1,881
Actuarial loss recognized in net income, net of tax	-	(37)	-	(73)
Total comprehensive income	$11,668	$15,259	$12,278	$21,115

12.	SUBSEQUENT EVENT

On July 21, 2010, Lance, Inc. (“Lance”) entered into a definitive merger agreement with Snyder’s of Hanover, Inc. (“Snyder’s”), a privately-held company that is currently one of our customers and distributors, providing for a “merger of equals” business combination of Lance and Snyder’s.  The merger agreement provides that, upon the terms and subject to the conditions set forth in the merger agreement, Snyder’s will merge with and into a wholly-owned subsidiary of Lance, and each outstanding share of capital stock of Snyder’s will be converted into the right to receive 108.25 shares of Lance common stock.  The merger is expected to result in Snyder’s stockholders and Lance stockholders holding approximately 50.1% and 49.9%, respectively, of the combined company.  In connection with the merger, Lance will change its name to Snyder’s-Lance, Inc.

LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Under the terms of the merger agreement, if the merger is completed, Lance stockholders prior to the merger will receive a special cash dividend of $3.75 per share, and Lance will issue approximately 32.7 million shares to the holders of outstanding common stock of Snyder’s.  The transaction, which is intended to be structured as a tax-free exchange of shares, is expected to close during the fourth quarter of 2010, and is subject to customary closing conditions, including obtaining certain regulatory approvals and approvals from the stockholders of both companies.

The merger agreement contains certain termination rights for both Lance and Snyder’s, including termination rights if the merger is not consummated on or before April 1, 2011 and if the approval of the stockholders of either Lance or Snyder’s is not obtained. The merger agreement further provides that, upon termination of the merger agreement under specified circumstances, including termination of the merger agreement by Lance or Snyder’s as a result of an adverse change in the recommendation of the other party’s board of directors, Lance may be required to pay to Snyder’s, or Snyder’s may be required to pay to Lance, a termination fee of $25 million.

We are expected to incur significant expenses in connection with the merger.  While we have assumed that a certain level of expenses will be incurred, there are many factors that could affect the total amount or the timing of the expenses, and many of the expenses that will be incurred are, by their nature, difficult to estimate. These expenses could result in the combined company taking significant charges against earnings following the completion of the merger. The amount and timing of such charges are uncertain at the present time.   The merger may result in a “change in control” for purposes of outstanding awards under our equity and incentive plans, which would result in accelerated vesting of all outstanding equity-based awards granted under the our equity and incentive plans and pro rata cash payouts of outstanding annual and long-term incentive awards assuming target performance under such awards.  We incurred $0.3 million in professional fees associated with the proposed merger during the second quarter of 2010.

Snyder’s is a leader in pretzels and specialty snacks and one of our current customers and distributors.

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

Proposed Merger with Snyder’s of Hanover, Inc.

On July 21, 2010, Lance, Inc. (“Lance”) entered into a definitive merger agreement with Snyder’s of Hanover, Inc. (“Snyder’s”), a privately-held company, providing for a “merger of equals” business combination of Lance and Snyder’s.  The merger agreement provides that, upon the terms and subject to the conditions set forth in the merger agreement, a wholly-owned subsidiary of Lance will merge with and into Snyder’s, with Snyder’s surviving as a wholly-owned subsidiary of Lance. Upon completion of the merger, Lance’s name will be changed to Snyder’s-Lance, Inc.  Subject to the terms and conditions of the merger agreement which was approved by the boards of directors of Lance and Snyder’s, each outstanding share of Snyder’s common stock will be converted into the right to receive 108.25 shares of Lance common stock, if the merger is completed.  See Note 12, “Subsequent Event,” to the Condensed Consolidated Financial Statements for additional information.

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

LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended June 26, 2010 Compared to Quarter Ended June 27, 2009

	Quarter Ended
(In thousands)	June 26, 2010		June 27, 2009		Favorable/ (Unfavorable) Variance

Net revenue	$235,417	100.0%	$236,355	100.0%	$(938)	-0.4%
Cost of sales	138,180	58.7%	139,630	59.1%	1,450	1.0%
Gross margin	97,237	41.3%	96,725	40.9%	512	0.5%
Selling, general and administrative	77,682	33.0%	80,473	34.0%	2,791	3.5%
Other expense, net	174	0.1%	547	0.2%	373	nm
Earnings before interest and taxes	19,381	8.2%	15,705	6.6%	3,676	23.4%
Interest expense, net	862	0.4%	910	0.4%	48	5.3%
Income tax expense	6,245	2.7%	5,267	2.2%	(978)	-18.6%
Net income	$12,274	5.2%	$9,528	4.0%	$2,746	28.8%

nm = not meaningful.

Second Quarter Summary
During the second quarter of 2010, net revenue was $235.4 million, a slight decline from the second quarter of 2009.  Despite this decline, there was solid growth in our most profitable channels and core brands.  The net revenue decline was largely a result of the anticipated loss of a non-branded temporary contract sales agreement that began in the second quarter of 2009.  We continued to experience softness in the convenience store channel, although some improvements were apparent late in the quarter.  With the DSD transformation completed late in the first quarter of 2010, we continued to have some impact on revenue due to these changes during the second quarter.  The negative impact on revenue from the DSD transformation project was minimal at the end of second quarter.  In addition, there were declines in certain core private brands in the second quarter of 2010.

The economic environment continues to negatively impact our net revenues across many channels and product categories.  The geographic regions that have been hit the hardest by unemployment overlap significantly within our core markets.  This drove revenue softness in our convenience store channel, an important channel for us.  In addition, as more retailers drive value offerings to consumers, our promotional pricing activity has increased significantly as compared to the second quarter of 2009.  Our non-branded product categories continue to experience pressure from increased and deeper promotions from competitive branded companies.  These pressures have created a highly competitive environment requiring increases in our own promotional pricing activity to maintain market share in the branded product category.

During the second quarter of 2010, net income increased $2.7 million, or 29%, compared to the second quarter of 2009.   These results reflect the effect of a more profitable sales mix, lower advertising and other controllable operating expenses, lower ingredient costs, increased efficiencies from our DSD transformation initiative, and improved production efficiencies, partially offset by higher promotional costs.  Net income for the second quarter included $3.0 million of pre-tax expenses related to the recently announced reduction in workforce effected in the quarter.

Revenue
Total revenue decreased slightly from the second quarter of 2009 as follows:

(dollars in millions)	Quarter Ended June 26, 2010	Change from Quarter Ended June 27, 2009

Branded Products	$140.4	1%
Non-Branded Products	95.0	-2%
Total Revenue	$235.4	0%

LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a percentage of total revenue, revenue by product category was as follows:
	Quarter Ended
	June 26, 2010	June 27, 2009

Branded Products	60%	59%
Non-Branded Products	40%	41%
Total Revenue	100%	100%

Compared to the second quarter of 2009, revenue from branded products increased 1%.  Sales of certain branded products to distributors, mass merchandisers and dollar stores increased compared to the same quarter of last year due to acquisitions, new product offerings and growth with new and existing customers.  These increases were offset by revenue declines from certain channels, including up-and-down the street and convenience store customers, food service establishments, club stores and grocery stores resulting from the impact of lower consumer spending and competitive pressures in these channels.  We also experienced strong sales in the second quarter of 2009 due to the peanut butter recall, especially in the club, mass and grocery channels.  Sales of branded products were also significantly impacted by increased promotional pricing for certain core product categories during the second quarter of 2010.  One of the drivers of increased promotional pricing was due to increased competition to preserve market share between snack food producers and between product categories.

Non-branded products consist of private brands and contract manufacturing.  Revenue from private brand products increased approximately 3% compared to the second quarter of 2009.  Growth in this category was driven by new product offerings.  We continued to experience competitive pressures from higher promotional pricing from branded competitors, especially where branded competitor’s products closely compete with our premium private brand products.  Contract manufacturing revenue decreased compared to the second quarter of 2009 primarily due to the expected termination of a short-term manufacturing contract.

Gross Margin
Gross margin increased $0.5 million, or 0.4% as a percentage of revenue, compared to the second quarter of 2009.  The increase in gross margin was primarily due to increased branded revenue mix, lower ingredient costs, especially flour and vegetable oil, and improved manufacturing efficiencies as compared to the second quarter of 2009.  Our lean manufacturing initiatives brought about many improvements in our facilities that improved overall profitability.  Partially offsetting these improvements was higher promotional spending and $1.1 million of costs related to workforce reductions in the second quarter of 2010.

Selling, General and Administrative Expenses
Selling, general, and administrative expenses decreased $2.8 million, or 1.0% as a percentage of revenue, as compared to the second quarter of 2009.  Lower discretionary advertising expenses of approximately $2.7 million favorably impacted our results as compared to the second quarter of 2009, as well as reduced employee incentive costs and cost reduction efforts from our DSD transformation initiative.  Higher shipping and distribution costs, such as fuel costs, partially offset these favorable impacts, in addition to $1.9 million of costs related to workforce reductions announced during the second quarter of 2010.

Income Tax Expense
Our effective income tax rate was 33.7% in the second quarter of 2010 compared to 35.6% in the second quarter of 2009.  The decrease in the effective income tax rate was the result of lower unfavorable permanent tax differences.

LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended June 26, 2010 Compared to Six Months Ended June 27, 2009

	Six Months Ended
(In thousands)	June 26, 2010		June 27, 2009		Favorable/ (Unfavorable) Variance

Net revenue	$457,034	100.0%	$452,163	100.0%	$4,871	1.1%
Cost of sales	276,048	60.4%	271,042	59.9%	(5,006)	-1.8%
Gross margin	180,986	39.6%	181,121	40.1%	(135)	-0.1%
Selling, general and administrative	158,101	34.6%	153,977	34.1%	(4,124)	-2.7%
Other expense, net	3,785	0.8%	608	0.1%	(3,177)	nm
Earnings before interest and taxes	19,100	4.2%	26,536	5.9%	(7,436)	-28.0%
Interest expense, net	1,722	0.4%	1,722	0.4%	-	0.0%
Income tax expense	5,874	1.3%	8,834	2.0%	2,960	33.5%
Net income	$11,504	2.5%	$15,980	3.5%	$(4,476)	-28.0%

nm = not meaningful.

Six Months Summary
During the first six months of 2010, net income decreased $4.5 million.  Significant drivers included pre-tax expenses of $3.0 million related to workforce reductions announced during the second quarter of 2010 and $2.9 million related to an unsuccessful bid for a targeted acquisition during the first quarter of 2010.  Additional significant drivers included higher shipping and distribution costs from higher fuel rates and higher infrastructure costs as compared to the first six months of last year, offset by lower advertising spending and improved DSD efficiencies.

Furthermore, economic pressures continued to negatively impact our net revenues across many channels and product categories.  The geographic regions that were hit the hardest by unemployment overlap significantly within our core markets.  This drove revenue softness in our convenience store channel, an important channel for us.  In addition, as more retailers drive value offerings to consumers, our promotional pricing activity increased significantly as compared to the first six months of 2009.  Our non-branded product categories continued to experience pressure from increased and deeper promotions from competitive branded companies.  These pressures created a highly competitive environment requiring increases in our own promotional pricing activity to maintain market share in the branded product category.

While we continued to invest in our brand-building efforts through advertising and core infrastructure during the first quarter, we reacted to the continued softness in revenue.  During the second quarter of 2010, we announced workforce reductions and continued to make other changes to improve our profit margins.

Revenue
Total revenue increased $4.9 million, or approximately 1%, from the first six months of 2009 as follows:

(dollars in millions)	Six Months Ended June 26, 2010	Change from Six Months Ended June 27, 2009

Branded Products	$267.0	0%
Non-Branded Products	190.0	3%
Total Revenue	$457.0	1%

As a percentage of total revenue, revenue by product category was as follows:
	Six Months Ended
	June 26, 2010	June 27, 2009

Branded Products	58%	59%
Non-Branded Products	42%	41%
Total Revenue	100%	100%

LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Compared to the first six months of 2009, revenues from branded products declined slightly. Sales of branded products were significantly impacted by increased promotional pricing for certain core product categories during the first six months of 2010.  Sales of branded products to distributors, dollar stores and grocery and mass merchandisers increased compared to the first six months of 2009 due to acquisitions, new product offerings and growth with new and existing customers.  These increases were more than offset by revenue declines from certain channels, including convenience stores, up-and-down the street customers and food service establishments, resulting from the impact of lower consumer spending in these channels.  We also experienced higher sales to club stores in the first six months of 2009 due to the impact of the peanut butter recall on our competitors’ products.

Non-branded products consist of private brands and contract manufacturing.  Revenue from non-branded products increased approximately 3% compared to the first six months of 2009.  Growth in this category was driven by new product offerings but has experienced competitive pressures from higher promotional pricing from branded competitors, especially where branded competitor’s products closely compete with our premium private brand products.  Contract manufacturing revenue was lower than the first six months of 2009 primarily due to the expected termination of a short-term manufacturing contract.

Gross Margin
Gross margin decreased $0.1 million, or 0.5% as a percentage of revenue, compared to the first six months of 2009.  The decrease in gross margin was largely due to higher promotional spending and $1.1 million of costs related to workforce reductions announced during the second quarter of 2010, partially offset by lower ingredient costs, especially flour and vegetable oil, and increased sales volume as compared to the first six months of 2009.

Selling, General and Administrative Expenses
Selling, general, and administrative expenses increased $4.1 million, or 0.5% as a percentage of revenue, as compared to the first six months of 2009.  Shipping and distribution expenses increased due to increases in fuel costs.  Additionally, certain fixed infrastructure costs, such as rent and depreciation, increased compared to the first six months of 2009.  Approximately $1.9 million of costs were incurred in the second quarter 2010 related to the recently announced workforce reductions.  Offsetting these costs was lower advertising spending as compared to the first six months of 2009, as well as lower employee incentives.

Other Expense, Net
Other expense, net increased $3.2 million primarily due to financing commitment fees in the first quarter of 2010 of $2.7 million associated with an unsuccessful bid for a targeted acquisition.  Additionally, we recorded an impairment charge of $0.6 million in the first quarter of 2010 related to the assets held for sale in Little Rock, Arkansas.

Income Tax Expense
Our effective income tax rate was 33.8% in the first six months of 2010 compared to 35.6% in the first six months of 2009.  The decrease in the effective income tax rate was the result of lower unfavorable permanent tax differences.

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

Operating Cash Flows
Net cash provided by operating activities was $22.9 million during the first six months of 2010 and $20.3 million during the first six months of 2009.  Cash used from changes in operating assets and liabilities decreased from $17.5 million during the first six months of 2009 to $12.7 million in the first six months of 2010, due primarily to lower levels of inventory at June 26, 2010 compared to December 26, 2009.

LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investing Cash Flows
Net cash used in investing activities was $11.2 million for the first six months of 2010.  Capital expenditures for fixed assets, principally manufacturing equipment and building improvements, totaled $13.2 million during the first six months of 2010, partially funded by proceeds from the sale of fixed assets and assets held for sale of $2.0 million.  Capital expenditures are expected to continue at a level sufficient to support our strategic and operating needs.  Capital expenditures for fiscal 2010 are projected to be between $35 million and $40 million and funded by net cash flow from operating activities, cash on hand, and our existing credit facilities.

Net cash used in investing activities during the first six months of 2009 represented capital expenditures of $14.6 million, partially offset by proceeds from the sale of fixed assets of $0.5 million.  Capital expenditures for purchases of fixed assets were $40.7 million for the year ended December 26, 2009.

Financing Cash Flows
During both of the first six months of 2010 and 2009, we paid dividends of $0.32 per common share totaling $10.3 million and $10.2 million, respectively.  We received cash and related tax benefits of $1.7 million and $2.2 million during the first six months of 2010 and 2009, respectively, as a result of stock option exercises.  During the first six months of 2010, we repurchased 56,152 shares of common stock from employees and net-settled 172,650 of the 300,000 restricted stock units that vested in May 2010, to cover $3.8 million of withholding taxes payable by employees upon the vesting of restricted stock and restricted stock units.  We also paid $0.9 million of accrued dividends on restricted stock units.  Net proceeds from our existing credit facilities were $3.0 million.  On July 21, 2010, the Board of Directors declared a quarterly cash dividend of $0.16 per share, payable on August 10, 2010, to stockholders of record on August 2, 2010.

Debt
Additional borrowings available under our existing U.S. and Canadian credit facilities totaled $48.5 million as of June 26, 2010.  We have complied with all financial covenants contained in the credit agreement.  We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims.  The total amount of these letters of credit, which was $15.7 million as of June 26, 2010, no longer reduces our available borrowings under our credit facilities because they were transferred to another banking institution outside of our credit group.

Contractual Obligations
In order to fix a portion of our ingredient, packaging and energy costs, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels.  Purchase commitments increased from $88.2 million as of December 26, 2009, to $127.4 million as of June 26, 2010, due to varying contractual obligations.  We are currently contracted at least six months in advance for all major ingredients and packaging.

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

In November 2006, we entered into an interest rate swap agreement on $35 million of debt in order to fix the interest rate at 4.99%, plus applicable margin. The applicable margin on June 26, 2010 was 0.40%.  In July 2008, we entered into an interest rate swap agreement on an additional $15 million of debt in order to fix the interest rate at 3.87%, plus applicable margin. The applicable margin on this agreement on June 26, 2010, was 0.40%.  In February 2009, we entered into an interest rate swap agreement on an additional $15 million of debt in order to fix the interest rate at 1.68%, plus applicable margin. The applicable margin on this agreement on June 26, 2010, was 0.32%.

LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

While these interest rate swap agreements fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $1.2 million lower without these agreements during the first six months of 2010.

We are exposed to foreign exchange rate fluctuations through the operations of our Canadian subsidiary.  A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of the operations’ costs, such as raw materials and direct labor, are denominated in Canadian dollars.  We have entered into a series of derivative forward contracts to mitigate a portion of this foreign exchange rate exposure.  These contracts have maturities through December 2010.  During the first six months of 2010, foreign currency fluctuations unfavorably impacted pre-tax earnings by $2.0 million compared to the first six months of 2009.  However, the decrease in pre-tax earnings was more than offset by the favorable effect of derivative forward contracts of $2.3 million during the first six months of 2010 compared to the first six months of 2009, resulting in a net favorable impact of foreign currency of $0.3 million.  Due to foreign currency fluctuations during the first six months of 2010 and 2009, we recorded gains of $0.9 million and $3.3 million, respectively, in other comprehensive income because of the translation of the subsidiary’s financial statements into U.S. dollars.

We are exposed to credit risks related to our accounts receivable.  We perform ongoing credit evaluations of our customers to minimize the potential exposure.  For the first six months of 2010 and 2009, net bad debt expense was $0.5 million and $1.0 million, respectively.  Allowances for doubtful accounts were $1.3 million at June 26, 2010 and $1.0 million at December 26, 2009.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 26, 2010, that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

LANCE, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently subject to various routine legal proceedings and claims incidental to our business.  In our opinion, such routine litigation and claims should not have a material adverse effect upon our consolidated financial statements taken as a whole.

Item 1A.  Risk Factors

In addition to the risk factors disclosed in Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 26, 2009, the following additional risks related to the proposed merger with Snyder’s should be carefully considered.

The merger may present certain risks to our business prior to the closing of the merger, including, among other things, risks that:
•	employees may experience uncertainty, which might adversely affect our ability to retain, recruit and motivate key personnel;
•
management’s attention and other company resources may be directed toward the completion of the merger and may be diverted from day-to-day business operations, including pursuing other opportunities beneficial to Lance;

•	vendors, suppliers, customers and other third parties with business relationships with us may seek to terminate and/or renegotiate their relationships as a result of the merger;
•	the outcomes of any legal proceedings to the extent initiated against Lance or Snyder’s or its respective directors or officers following the announcement of the merger are uncertain; and
•	failure to complete the merger may require us to pay a termination fee or negatively impact our stock price.

In addition, certain risks may continue to exist after the closing of the merger, including, among other things, risks that:
•	we may not be able to fully realize the anticipated synergies and benefits of the merger;
•
we may incur significant expenses or charges  in connection with the closing of the merger, including expenses under our employee incentive plans if a change in control is deemed to occur under those plans;

•	we may be unable to integrate our businesses and workforce successfully;
•
the completion of the merger will require us to obtain a waiver under or refinance our existing credit facilities, and we may be forced to raise funds in an alternative manner which could be more costly or unavailable;

•	the merger will result in changes to our board of directors and management that may affect the combined company’s strategy; and
•	we may not be able to retain key employees after the merger.

These risks, as they relate to Lance as part of the combined company and additional risks associated with the merger, will be described in more detail under the heading “Risk Factors” in the joint proxy statement/prospectus to be filed by Lance with the Securities and Exchange Commission.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Credit Agreement dated October 20, 2006, restricts our payment of cash dividends and repurchases of common stock if, after payment of any dividends or any repurchases of common stock, our consolidated stockholders’ equity would be less than $125.0 million.  At June 26, 2010, our consolidated stockholders’ equity was $276.8 million.

In December 2008, the Board of Directors approved the repurchase of up to 100,000 shares of common stock for the purpose of acquiring shares of common stock from employees to cover withholding taxes payable by employees upon the vesting of shares of restricted stock when sales of common stock by employees are not permitted.  There were no repurchases of common shares during the second quarter of 2010.  The maximum number of shares that could be purchased under the plans or programs at June 26, 2010 was 37,107.

Item 3.  Defaults Upon Senior Securities

None.

LANCE, INC. AND SUBSIDIARIES

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

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

Dated: July 26, 2010