Form 10-Q
period 2010-09-25
LANCE INC
filed 2010-11-03
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
 of the Securities Exchange Act of 1934

For the quarter ended September 25, 2010

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
Yes ☐       No ☑

The number of shares outstanding of the registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock as of October 29, 2010, was 32,474,995 shares.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)
For the Quarters and Nine Months Ended September 25, 2010 and September 26, 2009
(in thousands, except share and per share data)

	Quarter Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009

Net revenue	$237,683	$234,902	$694,717	$687,065
Cost of sales	142,764	140,129	418,812	411,171
Gross margin	94,919	94,773	275,905	275,894

Selling, general and administrative	78,416	80,019	236,517	233,996
Other expense, net	221	644	4,006	1,252
Earnings before interest and income taxes	16,282	14,110	35,382	40,646

Interest expense, net	841	796	2,563	2,518
Income before income taxes	15,441	13,314	32,819	38,128

Income tax expense	5,055	4,511	10,929	13,345
Net income	$10,386	$8,803	$21,890	$24,783

Basic earnings per share	$0.32	$0.28	$0.68	$0.79
Weighted average shares outstanding – basic	32,140,000	31,622,000	31,962,000	31,526,000

Diluted earnings per share	$0.32	$0.27	$0.67	$0.77
Weighted average shares outstanding – diluted	32,672,000	32,519,000	32,462,000	32,286,000

Cash dividends declared per share	$0.16	$0.16	$0.48	$0.48

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
As of September 25, 2010 (Unaudited) and December 26, 2009
(in thousands, except share data)

	September 25, 2010	December 26, 2009
ASSETS

Current assets:
Cash and cash equivalents	$14,040	$5,418
Accounts receivable, net of allowances of $1,353 and $972, respectively	90,414	87,172
Inventories	58,811	58,037
Prepaid income taxes	1,032	238
Deferred income taxes	6,475	9,790
Prepaid expenses and other current assets	12,457	18,227
Total current assets	183,229	178,882

Other assets:
Fixed assets, net of accumulated depreciation of $296,124 and $281,191, respectively	218,855	225,981
Goodwill, net	91,911	90,909
Other intangible assets, net	34,619	35,154
Other noncurrent assets	5,611	5,365
Total assets	$534,225	$536,291

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$33,230	$29,777
Other payables and accrued liabilities	59,559	66,589
Total current liabilities	92,789	96,366

Other liabilities:
Long-term debt	106,000	113,000
Deferred income taxes	36,624	35,515
Other noncurrent liabilities	13,355	16,723
Total liabilities	248,768	261,604

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, 32,459,835 and 32,093,193 shares outstanding, respectively	27,049	26,743
Preferred stock, no shares outstanding	-	-
Additional paid-in capital	63,092	60,829
Retained earnings	182,702	176,322
Accumulated other comprehensive income	12,614	10,793
Total stockholders' equity	285,457	274,687
Total liabilities and stockholders’ equity	$534,225	$536,291

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 25, 2010 and September 26, 2009
(in thousands)

	Nine Months Ended
	September 25, 2010	September 26, 2009

Operating activities
Net income	$21,890	$24,783
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	28,629	25,945
Stock-based compensation expense	5,635	5,490
Provision for doubtful accounts	872	1,012
Loss on sale of fixed assets	214	529
Impairment of long-lived assets	584	-
Changes in operating assets and liabilities	(5,834)	(12,664)
Net cash provided by operating activities	51,990	45,095

Investing activities
Purchases of fixed assets	(21,163)	(28,667)
Proceeds from sale of fixed and intangible assets	389	667
Proceeds from sale of assets held for sale	1,843	-
Net cash used in investing activities	(18,931)	(28,000)

Financing activities
Dividends paid	(15,510)	(15,280)
Issuances of common stock	2,551	3,806
Repurchases of common stock and net-settlement of restricted stock units	(4,668)	(127)
Net (repayments)/proceeds on existing credit facilities	(7,000)	2,000
Net cash used in financing activities	(24,627)	(9,601)

Effect of exchange rate changes on cash	190	328

Increase in cash and cash equivalents	8,622	7,822
Cash and cash equivalents at beginning of period	5,418	807
Cash and cash equivalents at end of period	$14,040	$8,629

Supplemental information:
Cash paid for income taxes, net of refunds of $23 and $154, respectively	$7,042	$9,911
Cash paid for interest	$2,552	$2,699

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Lance, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These condensed financial statements should be read in conjunction with the audited financial statements and notes included in our Form 10-K for the year ended December 26, 2009, filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2010.  In our opinion, these condensed consolidated financial statements reflect all adjustments, consisting of only normal, recurring accruals, necessary to present fairly our condensed consolidated financial statements for the interim periods presented herein.  The consolidated results of operations for the quarter and nine months ended September 25, 2010, are not necessarily indicative of the results to be expected for the full year.

On September 30, 2010, the Board of Directors approved a change in our fiscal year end from the last Saturday of December to the Saturday nearest to December 31.  The results of this change will be reported in our Annual Report on Form 10-K for the fiscal year ending January 1, 2011, which will be a 53-week year.

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

Prior year amounts shown in the accompanying condensed consolidated financial statements have been reclassified for consistent presentation.

2.	NEW ACCOUNTING PRONOUNCEMENT

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (ASC) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends the Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures.”  ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and requires more detailed disclosure about the activity within Level 3 fair value measurements.  We adopted the guidance in ASU No. 2010-06 on December 27, 2009, except for the requirements related to Level 3 disclosures, which will be effective for our annual and interim reporting periods beginning after January 2, 2011.  The guidance requires expanded disclosures only, and will not have any impact on our consolidated financial statements.

3.	EARNINGS PER SHARE

The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share:

	Quarter Ended		Nine Months Ended
(in thousands)	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009

Weighted average number of common shares used for basic earnings per share	32,140	31,622	31,962	31,526
Effect of potential dilutive shares	532	897	500	760
Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	32,672	32,519	32,462	32,286
Anti-dilutive shares excluded from the above reconciliation	776	25	716	30

LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

4.	EQUITY-BASED INCENTIVES

Compensation expense related to equity-based incentive plans of $2.0 million was recognized for both the third quarters of 2010 and 2009.  Compensation expense related to equity-based incentive plans of $5.6 million and $5.5 million was recognized for the nine months of 2010 and 2009, respectively.  During the first quarter of 2009, we granted 73,356 restricted shares related to a long-term incentive plan for key employees that were previously accounted for as a liability.  This resulted in an increase in equity and a decrease in accrued liabilities of $1.6 million during the first quarter of 2009.

During the second quarter of 2010, 300,000 restricted stock units vested, which were originally granted in 2005.  We net-settled 172,650 of these units as common stock shares and withheld the remaining 127,350 units to cover the payment of $2.5 million of employee withholding taxes.  Accrued dividends on these restricted stock units of $0.9 million were settled in cash.

During the first quarter of 2010, we repurchased 56,152 shares of common stock from employees to cover withholding taxes payable by employees upon the vesting of restricted stock.  No repurchases were made during the second and third quarters of 2010.

5.	INVENTORIES

(in thousands)	September 25, 2010	December 26, 2009

Finished goods	$34,868	$33,060
Raw materials	12,123	11,732
Supplies, etc.	17,682	19,081
Total inventories at FIFO cost.	64,673	63,873
Less adjustments to reduce FIFO cost to LIFO cost	(5,862)	(5,836)
Total inventories	$58,811	$58,037

6.	EQUITY INVESTMENT

We own a non-controlling equity interest in Late July Snacks LLC (“Late July”), an organic snack food company.  Equity losses, which are not material, are included in Other expense, net.  We also manufacture products for Late July.  Contract manufacturing revenue from Late July was approximately $1.0 million and $1.2 million during the third quarters of 2010 and 2009, respectively, and $2.8 and $3.3 during the first nine months of 2010 and 2009, respectively.  Accounts receivable due from Late July totaled $0.5 million at both September 25, 2010 and December 26, 2009.

7.	INCOME TAXES

We have recorded gross unrecognized tax benefits as of September 25, 2010 totaling $0.7 million and related interest and penalties of $0.3 million in Other noncurrent liabilities on the Condensed Consolidated Balance Sheet.  Of this amount, $0.7 million would affect the effective tax rate if subsequently recognized.  Various taxing authorities’ statutes of limitations related to the computation of our unrecognized tax benefits have expired since the beginning of 2010 and reduced the unrecognized tax benefits amount by $0.2 million.  We classify interest and penalties associated with income tax positions within income tax expense.

We have open years for income tax audit purposes in our major taxing jurisdictions according to statutes as follows:

Jurisdiction	Open Years
US federal	2007 and forward
Canada federal	2006 and forward
Ontario provincial	2005 and forward
Massachusetts	2001 and forward
North Carolina	2006 and forward
Iowa	2006 and forward

LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

8.	FAIR VALUE MEASUREMENTS

We have classified assets and liabilities required to be measured at fair value into the fair value hierarchy as set forth below:

Level 1	- quoted prices in active markets for identical assets and liabilities.
Level 2	- observable inputs other than quoted prices for identical assets and liabilities.
Level 3	- unobservable inputs in which there is little or no market data available, which requires us to develop our own assumptions.

We measure our derivative instruments at fair value using Level 2 inputs.  There were no changes among the levels during the first nine months of 2010.

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

Interest Rate Swaps
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate, Canadian Bankers’ Acceptance discount rate, Canadian prime rate and U.S. base rate interest.  To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable-rate debt.  The notional amount of interest rate swaps as of both September 25, 2010 and December 26, 2009, was $65.0 million.

Foreign Currency Forwards
We are exposed to foreign exchange rate fluctuations through the operations of our Canadian subsidiary.  A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of the operations’ costs, such as raw materials and direct labor, are denominated in Canadian dollars.  We have entered into a series of derivative forward contracts to mitigate a portion of this foreign exchange rate exposure.  These contracts have maturities through December 2010.  The notional amount for foreign currency forwards increased from $7.2 million at December 26, 2009, to $9.3 million at September 25, 2010.

All of our derivative instruments are accounted for as cash flow hedges.  The effective portion of the change in fair value is included in Accumulated other comprehensive income, net of related tax effects, with the corresponding asset or liability recorded in the Condensed Consolidated Balance Sheets.

The pre-tax income/(expense) effect of derivative instruments on the Condensed Consolidated Statements of Income is as follows:
	Quarter Ended		Nine Months Ended
(in thousands)	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009

Interest rate swaps (included in Interest expense, net)	$(600)	$(605)	$(1,818)	$(1,737)
Foreign currency forwards (included in Net revenue)	88	93	1,191	(1,169)
Foreign currency forwards (included in Other expense, net)	(8)	1	(110)	(52)
Total net pre-tax expense from derivative instruments	$(520)	$(511)	$(737)	$(2,958)

LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The fair value of derivative instruments in the Condensed Consolidated Balance Sheets using Level 2 inputs is as follows:

	Fair Value of Asset/(Liability) at
(in thousands)	September 25, 2010	December 26, 2009

Interest rate swaps (included in Other noncurrent liabilities)	$(2,535)	$(3,461)
Foreign currency forwards (included in Prepaid expenses and other current assets)	201	839
Total fair value of derivative instruments	$(2,334)	$(2,622)

The change in unrealized pre-tax gains/(losses) included in other comprehensive income due to fluctuations in interest rates and foreign exchange rates were as follows:

	Quarter Ended		Nine Months Ended
(in thousands)	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009

Interest rate swaps	$330	$42	$926	$627
Foreign currency forwards	79	596	(638)	2,732
Total change in unrealized pre-tax gains from derivative instruments (effective portion)	$409	$638	$288	$3,359

The counterparty risk associated with our derivative instruments in an asset position is considered to be low, because we limit our exposure to strong, creditworthy counterparties.

10.	COMMITMENTS AND CONTINGENCIES

Contractual Obligations
In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections, and expected usage levels.  Purchase commitments for inventory increased from $88.2 million as of December 26, 2009, to $116.0 million as of September 25, 2010, due to varying contractual obligations.  Our practice is to contract at least six months in advance for all major ingredients and packaging.

Customer Concentration
Sales to our largest customer, Wal-Mart Stores, Inc., were 25% and 22% of revenue for quarters ended September 25, 2010 and September 26, 2009, respectively, and 24% and 21% of revenue for the nine months ended September 25, 2010 and September 26, 2009, respectively.  Accounts receivable at September 25, 2010 and December 26, 2009, included receivables from Wal-Mart Stores, Inc. totaling $26.6 million and $22.6 million, respectively.

Contingencies
On July 21, 2010, Lance, Inc. (“Lance”) entered into a merger agreement with Snyder’s of Hanover, Inc. (“Snyder’s”), as discussed in Note 12.  The merger agreement, as amended, contains certain termination rights for both Lance and Snyder’s, including termination rights if the merger is not consummated on or before April 1, 2011 and if the approval of the stockholders of either Lance or Snyder’s is not obtained.  The merger agreement further provides that, upon termination of the merger agreement under specified circumstances, including termination of the merger agreement by Lance or Snyder’s as a result of an adverse change in the recommendation of the other party’s board of directors, Lance may be required to pay to Snyder’s, or Snyder’s may be required to pay to Lance, a termination fee of $25 million.

LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

11.	COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

	Quarter Ended		Nine Months Ended
(in thousands)	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009

Net income	$10,386	$8,803	$21,890	$24,783
Foreign currency translation adjustment	790	3,322	1,691	6,649
Net unrealized gain on derivatives, net of tax	257	436	130	2,317
Actuarial loss recognized in net income, net of tax	-	(36)	-	(109)
Total comprehensive income	$11,433	$12,525	$23,711	$33,640

12.	MERGER AGREEMENT WITH SNYDER'S

On July 21, 2010, Lance entered into a merger agreement with Snyder’s, a privately-held company that is currently one of our customers and distributors, providing for a “merger of equals” business combination of Lance and Snyder’s.  The merger agreement, as amended, provides that, upon the terms and subject to the conditions set forth in the merger agreement, Snyder’s will merge with and into a wholly-owned subsidiary of Lance, and each outstanding share of capital stock of Snyder’s will be converted into the right to receive 108.25 shares of Lance common stock.  The merger is expected to result in Snyder’s stockholders and Lance stockholders holding approximately 50.1% and 49.9%, respectively, of the combined company.  In connection with the merger, Lance will change its name to Snyder’s-Lance, Inc.

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

In August 2010, we received clearance from the U.S. Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act.  In connection with the merger, Lance filed a registration statement, which includes a joint proxy statement/prospectus, with the Securities and Exchange Commission.  The registration statement became effective on October 29, 2010, and a special meeting of the stockholders of Lance is scheduled for December 2, 2010 for the consideration by the stockholders of approvals required for the merger.

We expect to incur significant expenses in connection with the merger.  While we have assumed that a certain level of expenses will be incurred, there are many factors that could affect the total amount or the timing of the expenses, and many of the expenses that will be incurred are, by their nature, difficult to estimate.  These expenses could result in the combined company taking significant charges against earnings following the completion of the merger.  The amount and timing of such charges are uncertain at the present time.  The shareholder approval of the issuance of shares necessary to effect the merger will result in a “change in control” for purposes of outstanding awards under our equity and incentive plans, which would result in accelerated vesting of all outstanding equity-based awards granted under the our equity and incentive plans and pro rata cash payouts of outstanding annual and long-term incentive awards assuming target performance under such awards.  We incurred $3.2 million in professional fees associated with the proposed merger during the second and third quarters of 2010.

LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Risk Factors

We, from time to time, make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include statements about our estimates, expectations, beliefs, intentions, or strategies for the future, and the assumptions underlying such statements.  We use the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify our forward-looking statements.  Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations.  Factors that could cause these differences include, but are not limited to, the risk and uncertainties set forth in Part II, “Item 1A Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 26, 2009, and those described from time to time in our other reports filed with the Securities and Exchange Commission.

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

Proposed Merger with Snyder’s of Hanover, Inc.

On July 21, 2010, Lance, Inc. (“Lance”) entered into a definitive merger agreement with Snyder’s of Hanover, Inc. (“Snyder’s”), a privately-held company, providing for a “merger of equals” business combination of Lance and Snyder’s.  The merger agreement, as amended, provides that, upon the terms and subject to the conditions set forth in the merger agreement, a wholly-owned subsidiary of Lance will merge with and into Snyder’s, with Snyder’s surviving as a wholly-owned subsidiary of Lance.  Upon completion of the merger, Lance’s name will be changed to Snyder’s-Lance, Inc.  Subject to the terms and conditions of the merger agreement which was approved by the boards of directors of Lance and Snyder’s, each outstanding share of Snyder’s common stock will be converted into the right to receive 108.25 shares of Lance common stock, if the merger is completed.  See Note 12, “Merger Agreement with Snyder’s,” to the Condensed Consolidated Financial Statements for additional information.

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

LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended September 25, 2010 Compared to Quarter Ended September 26, 2009

	Quarter Ended
(In thousands)	September 25, 2010		September 26, 2009		Favorable/ (Unfavorable) Variance

Net revenue	$237,683	100.0%	$234,902	100.0%	$2,781	1.2%
Cost of sales	142,764	60.1%	140,129	59.7%	(2,635)	-1.9%
Gross margin	94,919	39.9%	94,773	40.3%	146	0.2%
Selling, general and administrative	78,416	33.0%	80,019	34.1%	1,603	2.0%
Other expense, net	221	0.1%	644	0.3%	423	65.7%
Earnings before interest and taxes	16,282	6.9%	14,110	6.0%	2,172	15.4%
Interest expense, net	841	0.4%	796	0.3%	(45)	-5.7%
Income tax expense	5,055	2.1%	4,511	1.9%	(544)	-12.1%
Net income	$10,386	4.4%	$8,803	3.7%	$1,583	18.0%

Third Quarter Summary
During the third quarter of 2010, net revenue increased $2.8 million or 1% over the third quarter of 2009 due to higher sales volume in both branded and private brands, which was partially offset by significantly higher promotional pricing activity.  Given the economic environment, more consumers are demanding value offerings, which is driving the industry to provide deeper and more frequent promotions.  In addition, our non-branded product categories continue to experience pressure from increased and deeper promotions from competitive branded companies.  These pressures have created a highly competitive environment requiring increases in our own promotional pricing activity to maintain market share in the branded product category, which is expected to continue for the remainder of 2010.

During the third quarter of 2010, net income increased $1.6 million, or 18%, compared to the third quarter of 2009.  These results reflect lower advertising and other controllable operating expenses, lower ingredient costs, and increased efficiencies from our direct store delivery (“DSD”) system transformation initiative, partially offset by higher promotional costs.  In addition, we incurred $2.9 million of pre-tax expenses related to the recently announced proposed merger with Snyder’s.

Revenue
Total revenue increased $2.8 million, or 1%, from the third quarter of 2009 as follows:

(dollars in millions)	Quarter Ended September 25, 2010	Change from Quarter Ended September 26, 2009

Branded Products	$138.0	1%
Non-Branded Products	99.7	1%
Total Revenue	$237.7	1%

As a percentage of total revenue, revenue by product category was as follows:
	Quarter Ended
	September 25, 2010	September 26, 2009

Branded Products	58%	58%
Non-Branded Products	42%	42%
Total Revenue	100%	100%

LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Compared to the third quarter of 2009, revenue from branded products increased 1%.  Sales of certain branded products to distributors, mass merchandisers and dollar stores increased compared to the same quarter of last year due to acquisitions, new product offerings and growth with new and existing customers.  These increases were partially offset by revenue declines from certain channels, including up-and-down the street and food service establishments resulting from our DSD transformation initiative, as well as revenue declines in convenience store and grocery stores resulting from the impact of lower consumer spending and competitive pressures in these channels.  Sales of branded products were also significantly impacted by increased promotional pricing for certain core product categories during the third quarter of 2010.

Non-branded products consist of private brands and contract manufacturing.  Revenue from private brand products increased approximately 4% compared to the third quarter of 2009.  Growth in this category was driven by new product offerings and new customers.  We continued to experience competitive pressures from higher promotional pricing from branded competitors, especially where branded competitor’s products closely compete with our premium private brand products.  Contract manufacturing revenue decreased compared to the third quarter of 2009 primarily due to the expected completion of a short-term manufacturing contract in the first quarter of 2010.

Gross Margin
Gross margin increased $0.1 million, but decreased 0.4% as a percentage of revenue, compared to the third quarter of 2009.  The decrease in gross margin as a percentage of sales was due to increased promotional spending for branded products and an unfavorable distribution channel mix.  These unfavorable impacts were partially offset by lower commodity prices and improved manufacturing efficiencies.

Selling, General and Administrative Expenses
Selling, general, and administrative expenses decreased $1.6 million, or 1.1% as a percentage of revenue, as compared to the third quarter of 2009.  Lower discretionary advertising expenses of approximately $2.6 million favorably impacted our results, as well as reduced employee salary, incentive and benefit costs and cost reduction efforts from our DSD transformation initiative.  Higher shipping and distribution costs partially offset these favorable impacts.  In addition, we incurred $2.9 million of costs related to the proposed merger with Snyder’s during the third quarter of 2010.

Other Expense, Net
Other expense, net decreased $0.4 million due to losses on fixed assets and higher foreign currency losses experienced during the third quarter of 2009 as compared to the third quarter of 2010.

Income Tax Expense
Our effective income tax rate was 32.7% in the third quarter of 2010 compared to 33.9% in the third quarter of 2009.  The decrease in the effective income tax rate was the result of the increased utilization of tax credits and domestic manufacturing deductions.

Nine Months Ended September 25, 2010 Compared to Nine Months Ended September 26, 2009

	Nine Months Ended
(In thousands)	September 25, 2010		September 26, 2009		Favorable/ (Unfavorable) Variance

Net revenue	$694,717	100.0%	$687,065	100.0%	$7,652	1.1%
Cost of sales	418,812	60.3%	411,171	59.8%	(7,641)	-1.9%
Gross margin	275,905	39.7%	275,894	40.2%	11	0.0%
Selling, general and administrative	236,517	34.0%	233,996	34.1%	(2,521)	-1.1%
Other expense, net	4,006	0.6%	1,252	0.2%	(2,754)	-220%
Earnings before interest and taxes	35,382	5.1%	40,646	5.9%	(5,264)	-13.0%
Interest expense, net	2,563	0.4%	2,518	0.4%	(45)	-1.8%
Income tax expense	10,929	1.6%	13,345	1.9%	2,416	18.1%
Net income	$21,890	3.2%	$24,783	3.6%	$(2,893)	-11.7%

LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nine Months Summary
During the first nine months of 2010, net income decreased $2.9 million, or 12%.  Significant drivers included pre-tax expenses of $3.2 million related to the proposed merger with Snyder’s, $3.0 million related to workforce reductions announced during the second quarter of 2010, and $2.9 million related to an unsuccessful bid for a targeted acquisition during the first quarter of 2010.  Additional significant drivers included higher shipping and distribution costs from higher fuel rates and higher infrastructure costs as compared to the first nine months of last year, offset by lower advertising spending and improved DSD efficiencies.

Furthermore, economic pressures continued to negatively impact our net revenues across many channels and product categories.  The geographic regions hit the hardest by unemployment overlap significantly with our core markets.  This drove revenue softness in our convenience store channel.  In addition, as more retailers drive value offerings to consumers, our promotional pricing activity increased significantly as compared to the first nine months of 2009.  Our non-branded product categories continued to experience pressure from increased and deeper promotions from competitive branded companies.  These pressures created a highly competitive environment requiring increases in our own promotional pricing activity to maintain market share in the branded product category.

Revenue
Total revenue increased $7.7 million, or approximately 1%, from the first nine months of 2009 as follows:

(dollars in millions)	Nine Months Ended September 25, 2010	Change from Nine Months Ended September 26, 2009

Branded Products	$404.9	0%
Non-Branded Products	289.8	2%
Total Revenue	$694.7	1%

As a percentage of total revenue, revenue by product category was as follows:
	Nine Months Ended
	September 25, 2010	September 26, 2009

Branded Products	58%	59%
Non-Branded Products	42%	41%
Total Revenue	100%	100%

Compared to the first nine months of 2009, revenues from branded products increased slightly.  Net sales of branded products were significantly impacted by increased promotional pricing for certain core product categories during the first nine months of  2010.  Sales of branded products to distributors, dollar stores and mass merchandisers increased compared to the first nine months of 2009 due to acquisitions, new product offerings and growth with new and existing customers.  These increases were largely offset by revenue declines from certain channels, including convenience stores, up-and-down the street customers and food service establishments, resulting from the impact of lower consumer spending in these channels as well as the planned impact of our DSD transformation initiative.  We also experienced higher sales to club stores in the first six months of 2009 due to the impact of the peanut butter recall on our competitors’ products.

Non-branded products consist of private brands and contract manufacturing.  Net sales from private brand products increased approximately 5% compared to the first nine months of 2009.  Growth in this category was driven by new product offerings but has experienced competitive pressures from higher promotional pricing from branded competitors, especially where branded competitor’s products closely compete with our premium private brand products.  Contract manufacturing revenue was lower than the first nine months of 2009 primarily due to the expected completion of a short-term manufacturing contract.

LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Margin
Gross margin decreased 0.5% as a percentage of revenue, compared to the first nine months of 2009.  The decrease was largely due to higher promotional spending, a higher mix of non-branded revenue and $1.1 million of costs related to workforce reductions announced during the second quarter of 2010, partially offset by lower ingredient costs compared to the first nine months of 2009.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $2.5 million, but decreased 0.1% as a percentage of revenue, as compared to the first nine months of 2009.  Shipping and distribution expenses increased due to increases in fuel costs.  Additionally, certain fixed infrastructure costs, such as rent and depreciation, as well as medical costs, increased compared to the first nine months of 2009.  Approximately $3.2 million of costs were incurred in the second and third quarters 2010 related to the recently announced proposed merger with Snyder’s and $1.9 million of costs were incurred in the second quarter 2010 related to workforce reductions.  Offsetting these costs was $3.4 million less of advertising spending as compared to the first nine months of 2009, as well as lower salaries and incentives.

Other Expense, Net
Other expense, net increased $2.8 million primarily due to financing commitment fees in the first quarter of 2010 of $2.7 million associated with an unsuccessful bid for a targeted acquisition.  Additionally, we recorded an impairment charge of $0.6 million in the first quarter of 2010 related to assets in Little Rock, Arkansas.

Income Tax Expense
Our effective income tax rate was 33.3% in the first nine months of 2010 compared to 35.0% in the first nine months of 2009.  The decrease in the effective income tax rate was the result of the increased utilization of tax credits and domestic manufacturing deductions.

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

Operating Cash Flows
Net cash provided by operating activities was $52.0 million during the first nine months of 2010 and $45.1 million during the first nine months of 2009.  Cash used from changes in operating assets and liabilities decreased from $12.7 million during the first nine months of 2009 to $5.8 million in the first nine months of 2010, mostly due to a larger increase in accounts receivable in the first nine months of 2009.

Investing Cash Flows
Net cash used in investing activities was $18.9 million for the first nine months of 2010.  Capital expenditures for fixed assets, principally manufacturing equipment and building improvements, totaled $21.2 million during the first nine months of 2010, partially funded by proceeds from the sale of fixed assets and assets held for sale of $2.2 million.  Capital expenditures are expected to continue at a level sufficient to support our strategic and operating needs.  Capital expenditures for 2010 are projected to be between $28 million and $31 million and funded by net cash flow from operating activities, cash on hand, and our existing credit facilities.

Net cash used in investing activities during the first nine months of 2009 represented capital expenditures of $28.7 million, partially offset by proceeds from the sale of fixed assets of $0.7 million.  Capital expenditures for purchases of fixed assets were $40.7 million for the year ended December 26, 2009.

LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financing Cash Flows
During both of the first nine months of 2010 and 2009, we paid dividends of $0.48 per common share totaling $15.5 million and $15.3 million, respectively.  We received cash and related tax benefits of $2.6 million and $3.8 million during the first nine months of 2010 and 2009, respectively, as a result of stock option exercises.  During the first nine months of 2010, we repurchased 56,152 shares of common stock from employees and net-settled 172,650 of the 300,000 restricted stock units that vested in May 2010, to cover $3.8 million of withholding taxes payable by employees upon the vesting of restricted stock and restricted stock units.  We also paid $0.9 million of accrued dividends on restricted stock units.  Net repayments on our existing credit facilities were $7.0 million.  On November 2, 2010, the Board of Directors declared a quarterly cash dividend of $0.16 per share, payable on November 23, 2010, to stockholders of record on November 15, 2010.

Debt
Additional borrowings available under our existing U.S. and Canadian credit facilities totaled $58.6 million as of September 25, 2010.  We have complied with all financial covenants contained in the credit agreement.  We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims.  The total amount of these letters of credit, which was $15.7 million as of September 25, 2010, no longer reduces our available borrowings under our credit facilities because they were transferred to another banking institution outside of our credit group.

Contractual Obligations
In order to fix a portion of our ingredient, packaging and energy costs, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels.  Purchase commitments increased from $88.2 million as of December 26, 2009, to $116.0 million as of September 25, 2010, due to varying contractual obligations.  We are currently contracted at least six months in advance for all major ingredients and packaging.

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

In November 2006, we entered into an interest rate swap agreement on $35 million of debt in order to fix the interest rate at 4.99%, plus applicable margin.  The applicable margin on September 25, 2010 was 0.40%.  In July 2008, we entered into an interest rate swap agreement on an additional $15 million of debt in order to fix the interest rate at 3.87%, plus applicable margin.  The applicable margin on this agreement on September 25, 2010, was 0.40%.  In February 2009, we entered into an interest rate swap agreement on an additional $15 million of debt in order to fix the interest rate at 1.68%, plus applicable margin.  The applicable margin on this agreement on September 25, 2010, was 0.32%.

While these interest rate swap agreements fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $1.8 million lower without these agreements during the first nine months of 2010.

We are exposed to foreign exchange rate fluctuations through the operations of our Canadian subsidiary.  A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of the operations’ costs, such as raw materials and direct labor, are denominated in Canadian dollars.  We have entered into a series of derivative forward contracts to mitigate a portion of this foreign exchange rate exposure.  These contracts have maturities through June 2011.

LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the first nine months of 2010, foreign currency fluctuations unfavorably impacted pre-tax earnings by $2.2 million compared to the first nine months of 2009.  However, the decrease in pre-tax earnings was more than offset by the favorable effect of derivative forward contracts of $2.3 million during the first nine months of 2010 compared to the first nine months of 2009, resulting in a net favorable impact of foreign currency of $0.1 million.  Due to foreign currency fluctuations during the first nine months of 2010 and 2009, we recorded gains of $1.7 million and $6.6 million, respectively, in other comprehensive income because of the translation of the subsidiary’s financial statements into U.S. dollars.

We are exposed to credit risks related to our accounts receivable.  We perform ongoing credit evaluations of our customers to minimize the potential exposure.  For the first nine months of 2010 and 2009, net bad debt expense was $0.9 million and $1.0 million, respectively.  Allowances for doubtful accounts were $1.4 million at September 25, 2010 and $1.0 million at December 26, 2009.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 25, 2010, that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

LANCE, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently subject to various routine legal proceedings and claims incidental to our business.  In our opinion, such routine litigation and claims should not have a material adverse effect upon our consolidated financial statements taken as a whole.

We are also subject to two purported class action petitions related to the proposed merger with Snyder’s.  On August 5, 2010, Albert A. Ward filed a class action complaint on behalf of Lance’s stockholders against Lance, the members of Lance’s board of directors and Snyder’s in the Superior Court of Mecklenburg County, North Carolina, which is referred to as the “Ward suit.” The Ward suit generally alleges that the valuation of the proposed merger unfairly overvalues the relative contribution of Snyder’s and that the defendants breached their fiduciary duties by failing to maximize stockholder value in connection with the proposed merger and their duty of candor by distributing an offering document related to the proposed merger that was incomplete or incorrect. The Ward suit seeks: (i) injunctive relief preventing consummation of the proposed merger, unless and until Lance adopts and implements a procedure or process to obtain a transaction that provides the best possible terms for stockholders; (ii) injunctive relief preventing consummation of the proposed merger, unless and until Lance’s disclosure of all material facts concerning the proposed merger, its terms, and valuation; (iii) a directive to the individual defendants to exercise their fiduciary duties to obtain a transaction which is in the best interests of Lance stockholders; and (iv) rescission of, to the extent already implemented, the proposed merger agreement and any of the terms thereof. The lawsuit is in a preliminary stage and has been removed to the North Carolina Business Court. Lance, the Lance board of directors and Snyder’s believe that the lawsuit is without merit and intend to defend it vigorously.

On September 3, 2010, David Shaev filed a class action complaint on behalf of Lance’s stockholders in the United States District Court for the Western District of North Carolina, Charlotte Division, against Lance, the members of Lance’s board of directors and Snyder’s, which is referred to as the “Shaev complaint.” The Shaev complaint generally alleges that (i) the preliminary joint proxy statement/prospectus filed with the SEC on August 13, 2010 by Lance contained material omissions and misrepresentations and (ii) the board of directors of Lance, aided and abetted by Lance and Snyder’s, breached its state-law fiduciary duties to Lance stockholders by failing to maximize shareholder value by agreeing to sell Lance for inadequate consideration and disseminating an inadequate joint proxy statement/prospectus. The Shaev complaint seeks, among other things: (i) injunctive relief to prevent proceeding with, consummating or closing the proposed merger, unless and until the disclosures requested in the Shaev complaint are made and, (ii) in the event the proposed merger is consummated, rescission of the proposed merger or the award of rescissory damages. The lawsuit is in a preliminary stage. Lance, the Lance board of directors and Snyder’s believe that the lawsuit is without merit and intend to defend it vigorously.

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

LANCE, INC. AND SUBSIDIARIES

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Credit Agreement dated October 20, 2006, restricts our payment of cash dividends and repurchases of common stock if, after payment of any dividends or any repurchases of common stock, our consolidated stockholders’ equity would be less than $125.0 million.  At September 25, 2010, our consolidated stockholders’ equity was $285.5 million.

In December 2008, the Board of Directors approved the repurchase of up to 100,000 shares of common stock from employees.  On July 21, 2010, the Board of Directors approved the repurchase of up to an additional 100,000 shares, or up to $2.4 million, of common stock from employees.  The purpose of the repurchase is to acquire shares of common stock from employees to cover withholding taxes payable by employees upon the vesting of shares of restricted stock.  There were no repurchases of common shares during the third quarter of 2010.  The maximum number of shares remaining to be purchased at September 25, 2010 was 137,107.

Item 3.  Defaults Upon Senior Securities

None.

Item 5.  Other Information

None.

LANCE, INC. AND SUBSIDIARIES

Item 6.  Exhibits

Exhibit Index

No.	Description

2.1
Agreement and Plan of Merger, dated as of July 21, 2010 among Lance, Inc., Lima Merger Corp. and Snyder’s, Inc., incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-4 filed on October 21, 2010 (File No. 333-168849).

2.2
Amendment No. 1 to Agreement and Plan of Merger among Lance, Inc., Lima Merger Corp. and Snyder’s of Hanover, Inc., dated as of September 30, 2010, incorporated herein by reference to Exhibit 2.2 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-4 filed on October 21, 2010 (File No. 333-168849).

3.1
Restated Articles of Incorporation of Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998 (File No. 0-398).

3.2	Bylaws of Lance, Inc., as amended through September 30, 2010, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2010 (File No. 0-398).

10.1
Voting Agreement, dated as of July 21, 2010, among Lance, Inc., Michael A. Warehime, Patricia A. Warehime and Charles E. Good, incorporated herein by reference to Exhibit 10.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-4 filed on October 21, 2010 (File No. 333-168849).

10.2
Standstill Agreement, dated as of July 21, 2010, among Lance, Inc., Michael A. Warehime and Patricia A. Warehime, incorporated herein by reference to Exhibit 10.2 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-4 filed on October 21, 2010 (File No. 333-168849).

10.3
Amendment No. 1 to Standstill Agreement among Lance, Inc., Michael A. Warehime and Patricia A. Warehime, effective as of September 30, 2010, incorporated herein by reference to Exhibit 10.3 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-4 filed on October 21, 2010 (File No. 333-168849).

10.4	Lance Inc. 1995 Nonqualified Stock Option Plan for Non-Employee Directors, as amended through September 30, 2010, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

32	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101
Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

LANCE, INC. AND SUBSIDIARIES

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCE, INC.

By:	/s/ Rick D. Puckett
Rick D. Puckett
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary

Dated: November 3, 2010