Form 10-K
period 2011-01-01
SNYDER'S-LANCE, INC.
filed 2011-03-02
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _____________

Commission file number 0-398

SNYDER’S-LANCE, INC.
(Exact name of Registrant as specified in its charter)

North Carolina	56-0292920
(State of incorporation)	(I.R.S. Employer Identification Number)

13024 Ballantyne Corporate Place, Suite 900, Charlotte, North Carolina 28277
(Address of principal executive offices) (zip code)

Post Office Box 32395, Charlotte, North Carolina 28232-2395
(Mailing address of principal executive offices) (zip code)

Registrant’s telephone number, including area code:     (704) 554-1421

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
$0.83-1/3 Par Value Common Stock	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:  NONE

Indicate by checkmark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No☑

The aggregate market value of shares of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of voting or nonvoting common equity, held by non-affiliates as of June 25, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, was $543,949,000.

The number of shares outstanding of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of February 18, 2011, was 66,428,178 shares.

Documents Incorporated by Reference
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2011 are incorporated by reference into Part III of this Form 10-K.

SNYDER’S-LANCE, INC.

FORM 10-K

PART I

Cautionary Information About Forward-Looking Statements

This document includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include statements about our estimates, expectations, beliefs, intentions or strategies for the future, and the assumptions underlying such statements.  We use the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify our forward-looking statements.  Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations.  Factors that could cause these differences include, but are not limited to, the factors set forth under Part I, Item 1A - Risk Factors.

Caution should be taken not to place undue reliance on our forward-looking statements, which reflect the expectations of management only as of the time such statements are made.  Except as required by law, we undertake no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 1.  Business

General

Incorporated as a North Carolina corporation in 1926, Lance, Inc. (“Lance”) manufactures, markets, and distributes snack foods throughout much of the United States and other parts of North America.  Snyder's of Hanover, Inc. (“Snyder’s”) was a privately held company that manufactures, markets, and distributes snack foods throughout North America, the Caribbean, Europe and the Pacific Rim.  On December 6, 2010, a wholly-owned subsidiary of Lance, Inc. merged with and into Snyder’s of Hanover, Inc., with the result that Snyder’s became a wholly-owned subsidiary of Lance, Inc. (the “Merger”).  In connection with the Merger, Lance changed its name to Snyder’s-Lance, Inc. effective December 10, 2010.  References to “Snyder’s-Lance,” the “Company”, “we”, “us” or “our” refer to Snyder’s-Lance, Inc. and its subsidiaries, as the context requires.  References to “Lance” and “Snyder’s” refer to the companies as they existed prior to the Merger.  The Merger created a national snack food company with well-recognized brands, an expanded branded product portfolio, complementary manufacturing capabilities and a nationwide distribution network.  The Company is headquartered in Charlotte, North Carolina.

Products

We manufacture, market and distribute a variety of snack food products.  We manufacture products including pretzels, sandwich crackers, kettle chips, cookies, potato chips, tortilla chips, other salty snacks, sugar wafers, nuts, restaurant style crackers and candy.  In addition, we purchase certain cakes, meat snacks, candy and other partner brand products for resale in order to broaden our product offerings.  Products are packaged in various single-serve, multi-pack and family-size configurations.

We sell and distribute branded, private brand and partner brand products to customers.  We also contract with other branded food manufacturers to produce their products.  Our branded products are principally sold under the Snyder’s of Hanover®, Lance®, Cape Cod®, Krunchers!®, Jays®, Tom’s®, Archway®, Grande®, Stella D’oro®, O-Ke-Doke®, EatSmart® and Padrinos® brands.  Private brand (private label) products are sold to retailers and distributors using store brands or our own control brands, such as Brent & Sam’s®, Vista®, Delicious® and Jodan®. Partner brands consist of other third-party brands that we sell through our distribution network.  During 2010, 2009, and 2008, branded products represented approximately 58%, 58%, and 60% of total revenue, respectively.  Non-branded products represented approximately 42%, 42%, and 40% of total revenue in 2010, 2009, and 2008, respectively.

Intellectual Property

Trademarks that are important to our business are protected by registration or other means in the United States and most other markets where the related products are sold.  We own various registered trademarks for use with our branded products including LANCE, SNYDER’S OF HANOVER, CAPE COD POTATO CHIPS, KRUNCHERS!, TOM’S, JAYS, ARCHWAY, STELLA D’ORO, GRANDE, O-KE-DOKE, EATSMART, PADRINOS, TOASTCHEE, TOASTY, NEKOT, NIPCHEE, CHOC-O-LUNCH, VAN-O-LUNCH, GOLD-N-CHEES, CAPTAIN’S WAFERS and a variety of other marks and designs.  We license trademarks, including HERSHEY’S, BUGLES, BASS PRO SHOP and TEXAS PETE, for limited use on certain products that are classified as branded product sales.  We also own registered trademarks including VISTA, BRENT & SAM’S, DELICIOUS, and JODAN that are used in connection with our private brand products.

Distribution

We distribute snack food products throughout the United States using a direct-store-delivery (“DSD”) network of approximately 3,000 distribution routes, some serviced by employees and others by independent operators.  We also ship products directly to customers using third-party carriers or our own transportation fleet throughout North America.  In February 2011, we announced a plan to convert approximately 1,300 company-owned routes to an independent operator structure over the next 12 to 18 months to better position our distribution network to serve customers.

Customers

The customer base for our branded and partner brand products includes grocery/mass merchandisers, distributors, independent operators, convenience stores, club stores, discount stores, food service establishments and various other customers including drug stores, schools, military and government facilities and “up and down the street” outlets such as recreational facilities, offices and other independent retailers.  Private brand customers include grocery/mass merchandisers and discount stores.  We also contract with other branded food manufacturers to manufacture their products.

Substantially all of our revenues are to customers in the United States.  Revenue from our largest customer, Wal-Mart Stores, Inc. and subsidiaries, was approximately 23% of our total revenue in 2010.  The loss of this customer or a substantial portion of business with this customer could have a material adverse effect on our business and results of operations.

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

Competition and Industry
Our products are sold in highly competitive markets.  Generally, we compete with manufacturers, many of whom have greater total revenues and resources than we do.  The principal methods of competition are price, service, product quality, product offerings and distribution.  The methods of competition and our competitive position vary according to the geographic location, the particular products and the activities of our competitors.

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

Employees

At the beginning of February 2011, we had approximately 7,000 active employees in the United States and Canada.  At the beginning of February 2010, we had approximately 4,800 active employees in the United States and Canada.  The increase in the number of employees was due to the Merger.  None of our employees are covered by a collective bargaining agreement.

Other Matters

Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, are available on our website free of charge.  The website address is www.lanceinc.com.  All required reports are made available on the website as soon as reasonably practicable after they are filed with the Securities and Exchange Commission.  Also available is the Joint Proxy Statement, Prospectus included in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission in connection with the approval of the Merger by the stockholders of Lance.

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

Instability in the financial markets may impact our ability or increase the cost to enter into new credit agreements in the future.  Additionally, it may weaken the ability of our customers, suppliers, independent operators, distributors, banks, insurance companies and other business partners to perform in the normal course of business, which could expose us to losses or disrupt the supply of inputs we rely upon to conduct our business.  If one or more of our key business partners fail to perform as expected or contracted for any reason, our business could be negatively impacted.

Volatility in the price or availability of the inputs we depend on, including raw materials, packaging, energy and labor, may adversely impact our profitability.
Our profitability could be adversely impacted by changes in the cost or availability of raw materials and packaging.  While we often obtain substantial commitments for future delivery of certain raw materials and may engage in limited hedging to reduce the price risk of these raw materials, continuing long-term increases in the costs of raw materials and packaging, including but not limited to cost increases due to the tightening of supply, could adversely affect our profitability.

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
We are exposed to risks resulting from several large customers that account for a significant portion of our revenue.  Our top ten customers accounted for approximately 41% of our revenue during 2010 with our largest customer representing 23% of our 2010 revenue.  The loss of one or more of our large customers could adversely affect our results of operations.  These customers typically make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance and generally do not enter into long-term contracts.  In addition, these significant customers may re-evaluate or refine their business practices related to inventories, product displays, logistics or other aspects of the customer-supplier relationship.  Our results of operations could be adversely affected if revenue from one or more of these customers is significantly reduced or if the cost of complying with customers’ demands is significant.  If receivables from one or more of these customers become uncollectible, our results of operations may be adversely impacted.

We may not fully realize the anticipated synergies and related benefits of the Merger or do so within the anticipated timeframe.
Achieving the anticipated benefits of the Merger of Lance and Snyder’s will depend in large part upon how successfully we are able to integrate the businesses in an efficient and effective manner. The integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized in whole or in part. We may not be able to accomplish the integration process smoothly, successfully or on a timely basis. We may have to address potential differences in business backgrounds, corporate cultures and management philosophies to accomplish successful integration. Employee uncertainty during the integration process may also disrupt the business.  Any inability of management to successfully and timely integrate the operations could have an adverse effect on the business, results of operations and the price of our common stock.

Even if the integration of the business operations is successful, there can be no assurance that the integration will result in the realization of the full benefits of synergies, cost savings, growth and operational efficiencies that may be possible from this integration, or that these benefits will be achieved within a reasonable period of time.

The loss of key personnel as a result of the Merger could have a material adverse effect on our financial condition, results of operations and growth prospects.
The success of the Merger will depend in part on our ability to retain key employees and their continued employment.  It is possible that employees may decide to terminate employment as a result of the Merger. If certain key employees terminate their employment, it could negatively impact sales, marketing or development activities.  Further, management’s attention might be diverted from successfully integrating operations to recruiting suitable replacements and our financial condition, results of operations and growth prospects could be adversely affected. In addition, we may not be able to locate suitable replacements for key employees or offer employment to potential replacements on acceptable terms.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate business and investors’ views of the Company.
Ensuring that there are adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Prior to the Merger, Snyder’s was a private company and not subject to Section 404 of the Sarbanes-Oxley Act.  We are in the process of evaluating internal controls as a result of the Merger.  Implementing appropriate changes to internal controls of Snyder’s may take a significant period of time to complete, may distract directors, officers and employees, and may entail substantial costs in order to modify existing accounting systems.  Further, we may encounter difficulties assimilating or integrating the internal controls, disclosure controls and information technology infrastructure.  Efforts to assimilate and integrate the internal controls may not be effective in maintaining the adequacy of internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase operating costs and could materially impair the ability to operate the business.  In addition, investors’ perceptions that internal controls are inadequate or that we may be unable to produce accurate financial statements may adversely affect the price of our common stock.

Efforts to execute and accomplish our strategic initiatives could adversely affect our financial performance.
We utilize several operating strategies to increase revenue and improve operating performance.  If we are unsuccessful due to our execution, unplanned events, change management or unfavorable market conditions, our financial performance could be adversely affected.  If we pursue strategic acquisitions, divestitures, or joint ventures, we may incur significant costs and may not be able to consummate the transactions or obtain financing.  We also may be unsuccessful at integrating acquired businesses.

Future acquisitions also could result in potentially dilutive issuances of equity securities or the incurrence of debt, which could adversely affect results of operations and financial condition.  In the event we enter into strategic transactions or relationships, our financial results may differ from expectations.  We may not be able to achieve expected returns and other benefits as a result of integration or divestiture challenges not adequately considered at the time of the transaction.

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
Product recalls or safety concerns could adversely impact our results of operations and market share.  We may be required to recall certain of our products should they be mislabeled, contaminated or damaged.  We also may become involved in lawsuits and legal proceedings if it is alleged that the consumption of any of our products causes injury or illness.  A product recall or an adverse result in any such litigation could have a material adverse effect on our operating and financial results.  We may also lose customer confidence for our entire brand portfolio.  Additionally, impairment of the carrying value of acquired goodwill and other intangible assets could result in significantly lower operating results and net worth.

Disruption of our supply chain or information technology systems could have an adverse impact on our business, results of operations, and financial condition.
Our ability to manufacture, distribute, and sell products is critical to our success.  Damage or disruption to our manufacturing or distribution capabilities or the supply and delivery of key inputs, such as raw materials, packaging, labor, and energy, could impair our ability to conduct our business.  Examples include, but are not limited to, weather, natural disasters, fires, terrorism, pandemics, and strikes. We specifically have DSD routes and manufacturing facilities located in areas prone to tornadoes, hurricanes, and floods.  Any business disruption due to natural disasters or catastrophic events in these areas could adversely impact our financial performance if not adequately mitigated.

Also, we increasingly rely on information technology systems to conduct our business.  These systems may experience damage, failures, interruptions, errors, inefficiencies, attacks, or suffer from fires or natural disasters, any of which could have a material adverse effect on our business if not adequately mitigated by our security measures and disaster recovery plans.

Demand for our products may be adversely affected by changes in consumer preferences and tastes or if we are unable to innovate or market our products effectively.
We are a consumer products company operating in highly competitive markets and rely on continued demand for our products. To generate revenues and profits, we must sell products that appeal to our customers and consumers. Any significant changes in consumer preferences or any inability on our part to anticipate or react to such changes could result in reduced demand for our products and erosion of our competitive and financial position. Our success depends on the ability to respond to consumer trends, including concerns of consumers regarding health and wellness, obesity, product attributes and ingredients. In addition, changes in product category consumption or consumer demographics could result in reduced demand for our products. Consumer preferences may shift due to a variety of factors, including the aging of the general population, changes in social trends, changes in travel, vacation or leisure activity patterns, weather, or negative publicity resulting from regulatory action or litigation against companies in the snack food industry. Any of these changes may reduce consumers’ willingness to purchase our products.

Our continued success also is dependent on product innovation, including maintaining a robust pipeline of new products, and the effectiveness of advertising campaigns, marketing programs and product packaging. Although we devote significant resources to meet this goal, there can be no assurance as to the continued ability to develop and launch successful new products or variants of existing products, or to effectively execute advertising campaigns and marketing programs. In addition, both the launch and ongoing success of new products and advertising campaigns are inherently uncertain, especially as to their appeal to consumers. Further, failure to successfully launch new products could decrease demand for existing products by negatively affecting consumer perception of existing brands, as well as result in inventory write-offs and other costs.

Our distribution network relies significantly on independent operators, and such reliance could affect our ability to efficiently and profitably distribute and market products, maintain existing markets and expand business into other geographic markets.
Our DSD network relies on a significant number of independent operators for the sale and distribution of manufactured products and the products of other manufacturers for whom we provide distribution.

Independent operators often must make a commitment of capital or obtain financing to purchase their trucks, equipment and routes to conduct their business.  Some financing arrangements made available to independent operators require us to repurchase an independent operator’s truck, equipment and/or route at market value if the operator defaults on its loan.  As a result, any downturn in an independent operator’s business that affects the operator’s ability to pay the lender financing for the operator’s truck or route could harm our financial condition.  The failure of any of our independent operators to make timely payments could require write-offs of accounts receivable or increased provisions made against accounts receivable, either of which could adversely affect our financial condition.

Our ability to maintain a DSD network and attract additional independent operators and distributors depends on a number of factors, many of which are outside of our control.  Some of these factors include: (i) the level of demand for the brands and products, which are available in a particular distribution area; (ii) the ability to price products at levels competitive with those offered by other competing producers; and (iii) the ability to deliver products in the quantity and at the time ordered by independent operators and customers.  There can be no assurance that we will be able to meet all or any of these factors in any of the current or prospective geographic areas of distribution.  To the extent that any of these factors have a material adverse effect on the relationships with independent operators in a particular geographic area and, thus, limit the ability to maintain and expand the sales market, revenues and financial results may be adversely impacted.

Identifying new independent operators or distributors can be time-consuming and any resulting delay may be disruptive and costly to the business. There also is no assurance that we will be able to maintain current distribution relationships or establish and maintain successful relationships with independent operators in new geographic distribution areas. There is the possibility that we will have to incur significant expenses to attract and maintain independent operators in one or more geographic distribution areas in order to profitably expand geographic markets. The occurrence of any of these factors could result in a significant decrease in sales volume of our branded products and the products which we distribute for others and materially harm our financial condition and results of operations.  The nature of the relationships with the independent operators is subject to ongoing litigation.

Continued success depends on the protection of our trademarks and other proprietary intellectual property rights.
We maintain numerous patents, trademarks and other intellectual property rights, which are important to our success and competitive position, and the loss of or our inability to enforce trademark and other proprietary intellectual property rights could harm our business. We devote substantial resources to the establishment and protection of our trademarks and other proprietary intellectual property rights on a worldwide basis.  Efforts to establish and protect trademarks and other proprietary intellectual property rights may not be adequate to prevent imitation of products by others or to prevent others from seeking to block sales of our products. In addition, the laws and enforcement mechanisms of some foreign countries may not allow for the protection of proprietary rights to the same extent as in the United States and other countries.

New regulations or legislation could adversely affect our business.
Food production and marketing are highly regulated by a variety of federal, state and other governmental agencies.  New or increased government regulation of the food industry, including but not limited to areas related to food safety, chemical composition, production processes, traceability, product quality, packaging, labeling, promotions, marketing, and advertising (particularly such communications that are directed toward children), product recalls, records, storage and distribution could adversely impact our results of operations by increasing production costs or restricting our methods of operation and distribution.  These regulations may address food industry or society factors, such as obesity, nutritional and environmental concerns and diet trends.

We are exposed to interest and foreign currency exchange rate volatility, which could negatively impact our operating results and financial condition.
We are exposed to interest rate volatility since the interest rate associated with a portion of our debt is variable.  While we mitigate a portion of this volatility by entering into interest rate swap agreements, those agreements could lock our interest rates above the market rates.

We also are exposed to foreign exchange rate volatility primarily through the operations of our Canadian subsidiary.  We mitigate a portion of the volatility impact on our results of operations by entering into foreign currency derivative contracts.  Because our consolidated financial statements are presented in U.S. dollars, we must translate the Canadian subsidiary’s financial statements at the then-applicable exchange rates.  Consequently, changes in the value of the U.S. dollar may impact our consolidated financial statements, even if the value has not changed in the original currency.

A significant portion of our outstanding shares of common stock is controlled by a few individuals, and their interests may conflict with those of other stockholders.
As of January 1, 2011, Michael A. Warehime and his wife, Patricia A. Warehime, beneficially owned in the aggregate approximately 19% of the outstanding common stock of the Company.  Mr. and Mrs. Warehime serve as directors of the Company, with Mr. Warehime serving as the Chairman of the Board. As a result, the Warehimes may be able to exercise significant influence over the Company and certain matters requiring approval of its stockholders, including the approval of significant corporate transactions, such as a merger or other sale of the Company or its assets.  This could limit the ability of other stockholders of the Company to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control of the Company.  In addition, the Warehimes may have actual or potential interests that diverge from the interests of the other stockholders of the Company.

As a condition to the execution of the merger agreement, the Warehimes entered into a standstill agreement. The standstill agreement generally provides that, until the third anniversary of the Merger, the Warehimes will not (i) acquire any additional shares of the Company’s common stock, except upon the exercise of stock options, directly from a family member or upon dividend reinvestments; (ii) sell or transfer any of their shares of the Company’s stock, except to the same extent and in the same manner as an “affiliate” (as defined in Rule 144 of the Securities Act) of the Company would be permitted to transfer such shares pursuant to Rule 144, or to a family member for estate planning purposes; or (iii) take any action contrary to maintaining certain aspects of the proposed governance structure for the Company through 2012, including plans for the reduction of the total number of directors over time and the re-election of the Lance directors eligible for re-election in 2011 and 2012. The standstill agreement further provides that at no time may the Warehimes’ aggregate beneficial ownership exceed 30% of the issued and outstanding shares of the Company’s common stock.  Upon the expiration of the standstill agreement, all of the Warehimes’ shares will be available for sale in the public market, subject (to the extent the Warehimes remain affiliates of the Company) to volume, manner of sale and other limitations under Rule 144, and there will be no restrictions on the Warehimes’ ability to acquire additional shares of the Company’s stock or influence the governance structure of the Company. As such, upon expiration of the standstill agreement, the Warehimes may have the ability to obtain or exercise increased control of the Company. In addition, sales by the Warehimes of their shares into the public market after the standstill agreement expires, or the perception that such sales could occur, could cause the market price of the our common stock to decline.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate headquarters are located in Charlotte, North Carolina.  We have an additional corporate office in Hanover, Pennsylvania.  Our manufacturing operations are located in Charlotte, North Carolina; Hanover, Pennsylvania; Goodyear, Arizona; Burlington, Iowa; Columbus, Georgia; Jeffersonville, Indiana; Hyannis, Massachusetts; Corsicana, Texas; Perry, Florida; Ashland, Ohio; Cambridge, Ontario; and Guelph, Ontario.

We also own or lease stockrooms, warehouses, sales offices and administrative offices located throughout the United States to support our operations and DSD network.

The facilities and properties that we own and operate are maintained in good condition and are believed to be suitable and adequate for present needs.  We believe that we have sufficient production capacity or the ability to increase capacity to meet anticipated demand in 2011.

Item 3.  Legal Proceedings

Two lawsuits were filed by Lance stockholders challenging the Merger.  On August 5, 2010, Albert A. Ward filed a purported putative class action complaint allegedly on behalf of Lance’s stockholders in the Mecklenburg County, North Carolina Superior Court against Lance, the members of Lance’s board of directors and Snyder’s. The Ward matter was transferred to the North Carolina Business Court on September 1, 2010.  On September 3, 2010, David Shaev filed a purported putative class action complaint allegedly on behalf of Lance’s stockholders in the United States District Court for the Western District of North Carolina, Charlotte Division against Lance, the members of Lance’s board of directors and Snyder’s. On November 8, 2010, Ward filed an amended complaint in the Ward matter, in which he dropped the class action allegations and added Lance’s merger subsidiary as a defendant.

On November 12, 2010, an agreement in principle was concluded to settle the Ward matter, pursuant to which Ward executed a Release Agreement (the “Ward Release Agreement”).  On December 7, 2010, Ward filed a Voluntary Dismissal, dismissing with prejudice the Ward matter and any and all claims against the defendants.

Also on November 12, 2010, an agreement in principle was concluded to settle the Shaev matter, pursuant to which Shaev executed a Release Agreement containing terms substantially similar to those of the Ward Release Agreement, and affecting only Shaev’s individual claims asserted in the Shaev matter.  On December 6, 2010, Shaev filed a Voluntary Dismissal, dismissing with prejudice the Shaev matter and any and all claims against the defendants.

As part of the settlements, Lance and the other defendants denied all allegations of wrongdoing and any liability to the plaintiffs.  In connection with the matters, each of the plaintiffs received settlement payments in an immaterial amount.

We are currently subject to various routine legal proceedings and claims incidental to our business.  In our opinion, such routine litigation and claims should not have a material adverse effect upon our consolidated financial statements taken as a whole.

Item 4.  (Removed and Reserved)

Not applicable.

Item X.  Executive Officers of the Registrant

Information about each of our “executive officers,” as defined in Rule 3b-7 of the Securities Exchange Act of 1934, is as follows:

Name	Age	Information About Officers
David V. Singer	55
Chief Executive Officer of Snyder’s-Lance, Inc. since December 2010; President and Chief Executive Officer of Lance, Inc. from 2005 to December 2010; Executive Vice President and Chief Financial Officer of Coca-Cola Bottling Co. Consolidated, a beverage manufacturer and distributor, from 2001 to 2005.

Carl E. Lee, Jr.	51
President and Chief Operating Officer of Snyder’s-Lance, Inc. since December 2010; President and Chief Executive Officer of Snyder’s of Hanover, Inc. from 2005 to December 2010.  From 2001 to 2005, Mr. Lee worked for FDC as President and Chief Executive Officer of WFMS.  From 1997 to 2001, Mr. Lee worked for Nabisco where he led their South American business and served as President of their Caricam and Southern Cone Regions.  Mr. Lee also led Nabisco’s Global Export business which covered 95 countries.

Rick D. Puckett	57
Executive Vice President, Chief Financial Officer and Secretary of Snyder’s-Lance, Inc. since January 2006 and Treasurer of Snyder’s-Lance, Inc. since April 2006; Executive Vice President, Chief Financial Officer and Treasurer of United Natural Foods, Inc., a wholesale distributor of natural and organic products, from 2005 to January 2006; and Senior Vice President, Chief Financial Officer and Treasurer of United Natural Foods, Inc. from 2003 to 2005.

Blake W. Thompson	55
Senior Vice President – Supply Chain of Snyder’s-Lance, Inc. since February 2007; Vice President – Supply Chain of Lance, Inc. from 2005 to 2006; Senior Vice President, Supply Chain of Tasty Baking, a snack food manufacturer and distributor, from 2004 to 2005.

Kevin A. Henry	43
Senior Vice President and Chief Human Resources Officer of Snyder’s-Lance, Inc. since January 2010; Chief Human Resources Officer of Coca Cola Bottling Co. Consolidated, a beverage manufacturer and distributor, from September 2007 to 2009; and Senior Vice President of Human Resources at Coca Cola Bottling Co. from February 2001 to 2009.

Margaret E. Wicklund	50
Vice President, Corporate Controller, Principal Accounting Officer and Assistant Secretary of Snyder’s-Lance, Inc. since 2007; Corporate Controller, Principal Accounting Officer and Assistant Secretary of Lance, Inc. from 1999 to 2006.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our $0.83-1/3 par value Common Stock is traded on the NASDAQ Global Select Market under the symbol LNCE.  We had 4,471 stockholders of record as of February 18, 2010.

The following table sets forth the high and low sales prices and dividends paid during the interim periods in fiscal years 2010 and 2009:

	High	Low	Dividend
2010 Interim Periods	Price	Price	Paid
First quarter (13 weeks ended March 27, 2010)	$27.23	$20.90	$0.16
Second quarter (13 weeks ended June 26, 2010)	24.00	17.22	0.16
Third quarter (13 weeks ended September 25, 2010)	23.55	15.91	0.16
Fourth quarter (14 weeks ended January 1, 2011)*	24.14	19.75	3.91

	High	Low	Dividend
2009 Interim Periods	Price	Price	Paid
First quarter (13 weeks ended March 28, 2009)	$24.00	$18.36	$0.16
Second quarter (13 weeks ended June 27, 2009)	24.05	19.66	0.16
Third quarter (13 weeks ended September 26, 2009)	27.00	22.53	0.16
Fourth quarter (13 weeks ended December 26, 2009)	28.26	22.83	0.16

* Includes a special cash dividend of $3.75 per share paid to the stockholders of Lance immediately prior to the Merger.

On February 8, 2011, the Board of Directors of Snyder’s-Lance, Inc. declared a quarterly cash dividend of $0.16 per share payable on February 25, 2011 to stockholders of record on February 18, 2011.  Our Board of Directors will consider the amount of future cash dividends on a quarterly basis.

Our credit agreement dated December 7, 2010 restricts payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $200 million.  At January 1, 2011, our consolidated stockholders’ equity was $836.6 million.  The private placement agreement for $100 million of senior notes assumed as part of the Merger has provisions no more restrictive than the credit agreement dated December 7, 2010.

In December 2008, the Board of Directors approved the repurchase of up to 100,000 shares of common stock from employees. On July 21, 2010, the Board of Directors approved the repurchase of up to an additional 100,000 shares, or up to $2.4 million, of common stock from employees.  The purpose of the repurchase is to acquire shares of common stock from employees to cover withholding taxes payable by employees upon the vesting of shares of restricted stock.  During the fourth quarter of 2010, we repurchased the following shares of common stock for this purpose:

Fiscal Month Date Range	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares That May Yet to be Purchased Under the Plans or Programs
September 26, 2010 – October 23, 2010	-	-	-	-
October 24, 2010 – November 20, 2010	-	-	-	-
November 21, 2010 – January 1, 2011	79,727	$23.23	-	57,380

During the first three quarters of 2010, we repurchased 56,152 shares of common stock.  During 2009, we repurchased 6,741 shares of common stock.  We did not repurchase any shares of common stock during 2008.

Item 6.  Selected Financial Data

The following table sets forth selected historical financial data for the five-year period ended January 1, 2011.  The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements.  The prior year amounts have been reclassified for consistent presentation, including the reclassification of the vending operations to discontinued operations for 2006 and 2007.
	2010	2009	2008	2007	2006
Results of Operations (in thousands):
Net sales and other operating revenue (1) (2) (3)	$979,835	$918,163	$852,468	$762,736	$730,116
Income from continuing operations before income taxes (4) (5) (6) (7)	8,162	53,331	28,788	37,732	27,104
Net income from continuing operations	2,512	35,028	18,828	24,735	17,672
Income from discontinued operations before income taxes (8)	-	-	-	44	153
Net income from discontinued operations	-	-	-	29	100
Net income	$2,512	$35,028	$18,828	$24,764	$17,772

Average Number of Common Shares Outstanding (in thousands):
Basic	34,128	31,565	31,202	30,961	30,467
Diluted	34,348	32,384	31,803	31,373	30,844

Per Share of Common Stock:
From continuing operations – basic	$0.07	$1.11	$0.60	$0.80	$0.58
From discontinued operations – basic	-	-	-	-	-
From continuing operations – diluted	0.07	1.08	0.59	0.79	0.57
From discontinued operations – diluted	-	-	-	-	-
Cash dividends declared (9)	$4.39	$0.64	$0.64	$0.64	$0.64

Financial Status at Year-end (in thousands):
Total assets	$1,462,356	$540,114	$470,735	$416,470	$387,993
Long-term debt, net of current portion	$227,462	$113,000	$91,000	$50,000	$50,000
Total debt	$285,229	$113,000	$98,000	$50,000	$50,000

Footnotes:
(1)
2010 revenue included approximately $49 million from the result of the Merger with Snyder’s in December 2010 and approximately $18 million from the acquisition of Stella D’oro in October 2009. In addition, 2010 was a 53-week year. There was approximately $11 million of incremental revenue related to the additional week of revenue.

(2)	2009 revenue included approximately $27 million from both Archway (acquired in December 2008) and Stella D’oro.

(3)
2008 revenue included approximately $15 million from Brent & Sam’s (acquired in March 2008).  Also, a significant amount of price increases were initiated in response to unprecedented ingredient costs increases, such as flour and vegetable oil.

(4)
2010 pre-tax income was significantly impacted by change-in-control and other Merger-related expenses incurred in connection with the Merger, totaling approximately $38 million as well as incremental costs of approximately $3 million for an unsuccessful bid for a targeted acquisition, $3 million for severance costs relating to a workforce reduction, $2 million for a claims buy-out agreement with an insurance company, and a pre-tax loss for the additional fifty-third week of approximately $2 million.

(5)	2009, 2008, 2007 and 2006 figures have been revised to reflect change in accounting for inventory. See Note 2 to the consolidated financial statements in Item 8.

(6)	2008 pre-tax income was significantly impacted by unprecedented ingredient costs increases, such as flour and vegetable oil, not fully offset by our selling price increases during the year.

(7)
Pre-tax income in 2006 was impacted by $1.3 million of expenses related to stock options as required by a change in accounting standard.  Incremental severance and integration costs during 2006 related to the Tom’s acquisition were $2.8 million.

(8)	During 2006, we committed to a plan to discontinue our vending operations.

(9)	2010 includes a special dividend of $3.75 in connection with the Merger.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an assessment of our financial condition, results of operations, liquidity and capital resources and should be read in conjunction with the accompanying consolidated financial statements, and notes to the financial statements. This discussion contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under Part I, Item 1A—Risk Factors and other sections in this report.

Management’s discussion and analysis of our financial condition and results of operations are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  Future events and their effects cannot be determined with absolute certainty.  Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances.  We routinely evaluate our estimates, including those related to customer returns and promotions, allowances for doubtful accounts, inventory valuations, useful lives of fixed assets and related impairment, long-term investments, hedge transactions, postretirement benefits, intangible asset valuations, incentive compensation, income taxes, self-insurance, contingencies and litigation.  Actual results may differ from these estimates under different assumptions or conditions.

Executive Summary

The past year was historically transformative, ending with the consummation of a merger of equals that positions our Company for future growth through expanded product lines, expanded distribution of products and channels, and significant operating efficiency opportunities.

In the first quarter, we incurred $2.9 million in pre-tax expenses related to an unsuccessful bid for a targeted acquisition.  In addition, the impact of the economic environment and increased price and brand competition led to pressures on our operating profit growth.

In order to restore profit margins and align our operating costs with revenue, we announced a workforce reduction during the second quarter with associated pre-tax costs of $3.0 million.

During the third quarter, Lance and Snyder’s announced a merger of equals. Incremental costs associated with this Merger were $37.9 million pre-tax for expenses incurred during the third and fourth quarter related to change in control expenses, investment advisory costs, severance charges, legal and professional fees, purchase price adjustments and other costs.

Additionally, we assumed a $2.1 million net liability during the fourth quarter for workers’ compensation claims that had originated prior to 1992 and been insured by a third-party insurance company.  Due to the uncertainty of that insurer’s ability to continue paying claims, we entered into an agreement where we assumed the full liability of approximately $3.6 million of insurance claims under the pre-existing workers’ compensation policies, and received $1.5 million in cash consideration to be placed in an escrow account to pay these specific claims.

We also announced during the fourth quarter that we changed our fiscal year to the last Saturday closest to the end of the fiscal year, which was January 1, 2011.  This change added an additional week of revenue of $11.1 million, but negatively impacted diluted earnings per share (“EPS”) by approximately $0.04 given the low volume of sales for the holiday week and higher fixed costs.

The Merger between Lance and Snyder’s was completed on December 6, 2010.  The addition of Snyder’s results from the merger date through January 1, 2011 increased revenue by $48.8 million.  Reported earnings per share was not impacted by the addition of Snyder’s results for the post-merger period since it was diluted by the additional shares issued to complete the Merger.

In 2010, we realized $0.07 of EPS as compared to $1.08 in 2009.  The most significant items, merger-related costs, reduced EPS by approximately $0.83 for the year.

As we move into 2011, our Company will be significantly changed as a result of the Merger which will impact the following:
1.	Revenue is expected to increase between $575 million and $625 million as a result of the Merger and integration efforts;
2.	Gross margin as a percentage of revenue is expected to decline as we shift from a company-owned route DSD network to an independent operator DSD network;
3.
Overall percentage of branded and non-branded revenue should remain relatively similar.  However, the make-up of our non-branded revenue will include partner brands (other companies’ branded products), which may also impact our gross margin as a percentage of revenues;

4.	Although we expect to see declines in our gross margins, we expect operating costs will decline due to the changes in our business structure and expected synergies;
5.	As we integrate our business, there will be potential costs and benefits which will impact our results of operations and financial results.
6.	Weighted-average diluted shares are expected to be between 68 million and 70 million for 2011.

Results of OperationS
2010 Compared to 2009 (in millions)	2010		2009*		Favorable/ (Unfavorable)
Revenue	$979.8	100.0%	$918.2	100.0%	$61.6	6.7%
Cost of sales	601.0	61.3%	549.1	59.8%	(51.9)	-9.5%
Gross margin	378.8	38.7%	369.1	40.2%	9.7	2.6%
Selling, general and administrative	359.6	36.7%	310.6	33.8%	(49.0)	-15.8%
Other expense, net	7.1	0.7%	1.8	0.2%	(5.3)	-294.7%
Earnings before interest and taxes	12.1	1.3%	56.7	6.2%	(44.6)	-78.7%
Interest expense, net	3.9	0.4%	3.4	0.4%	(0.5)	-14.7%
Income tax expense	5.7	0.6%	18.3	2.0%	12.6	68.9%
Net income	$2.5	0.3%	$35.0	3.8%	$(32.5)	-92.9%

* 2009 results have been revised to reflect the change in accounting for inventory.

Revenue
Revenue for the year ended January 1, 2011 increased $61.6 million compared to the year ended December 26, 2009, which includes $48.8 million in revenue as a result of the Merger and $11.1 million as a result of the additional week in the fiscal year.  Excluding the revenue from the Merger and the additional revenue week, revenue increased $1.7 million on a comparable basis to last year.

Revenue by product category was as follows:

	2010	2009
Lance’s Branded Revenue	55%	58%
Lance’s Non-Branded Revenue	40%	42%
Snyder’s Post-Merger Revenue	5%	n/a
Total Revenue	100%	100%

Lance branded revenue increased $6.6 million, which included $5.6 million of revenue as a result of the additional week in 2010, as compared to 2009.  Revenue growth was significantly impacted by economic conditions and increased competition.  In order to contend with these issues, we increased promotional spending by more than 30% compared to the prior year to support our brands and market share.  Sales of Lance’s branded products to distributors, mass merchandisers, and discount stores generated revenue growth compared to 2009 due to the acquisition of Stella D’oro in 2009, new product offerings and growth with new and existing customers.  These increases were significantly offset by declines in the food service and up-and-down the street customers as we shifted a significant portion of this business to distributors where selling prices are lower.  The convenience store channel for the first three quarters of the year experienced a significant revenue decline compared to the prior year due in part to the overall sales decline in this channel, as well as the impact of the implementation of our DSD transformation strategy completed in early 2010 that was aimed at improving route efficiency and profitability by shifting focus to servicing larger, more profitable customers.  As we moved into the fourth quarter, convenience store revenue was up slightly as compared to the prior year.  However, the decline in convenience store revenue on a full year basis negatively impacted revenue. The Merger also appeared to negatively impact revenue in certain channels due to uncertainty about the Merger and changes in sales management which occurred during the fourth quarter.

Approximately 65% of Lance’s branded revenue in 2010 and 68% in 2009 was generated through our DSD network.  The remainder consisted of revenue from distributors and direct shipments to customers.  The percentage of branded revenue may decline as we shift sales from a company-owned route DSD network to an independent operator DSD network, but this shift is also expected to result in lower distribution costs.

Lance’s non-branded revenue increased $6.2 million, which included $5.5 million of revenue as result of the additional week in 2010, as compared to 2009.  Our private brand revenue increased modestly compared to prior year as we experienced increased competition from national brand competitors, but still benefited from the introduction of new private brand products in 2009.  Contract manufacturing revenue declined as a result of a planned completion of a short-term contract manufacturing customer contract.

Gross Margin
Gross margin increased $9.7 million compared to 2009 but declined 1.5% as a percentage of revenue.  Excluding the gross margin impact of the extra week of $2.5 million and the Merger-related volume of $17.5 million, gross margin would have declined $10.3 million and 1.2% as percentage of revenue. The decline was driven by increased promotional spending and a higher percentage of Lance non-branded revenue and sales to distributors which have lower gross margin percentages, and increased costs as a result of severance and Merger-related costs including inventory adjustments.  These increased costs were partially offset by favorable commodity costs and manufacturing efficiencies. As we move into 2011, gross margin as a percentage of revenue should decline due to a higher concentration of non-branded revenue and a greater percentage of sales to independent operators, but should also result in lower distribution costs from these channels.  Commodity costs also are expected to increase in 2011 as compared to 2010, and we have planned increases in selling prices for certain products to mitigate the impact on gross margin.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $49.0 million as compared to 2009 and increased 2.9% as a percentage of revenue.  The majority of the increase related to $35.2 million of Merger costs, including change in control expenses, investment advisory costs, severance charges, legal and professional fees, as well as $14.0 million of incremental selling, general and administrative costs of Snyder’s.  In addition, there was approximately $1.9 million in severance costs related to the workforce reduction that occurred during the second quarter, increased fuel costs of $1.8 million, and $1.7 million of additional bad debt expense due predominantly to a customer bankruptcy.  Partially offsetting these increased expenses were lower advertising costs and lower selling expenses as a result of the implementation of Lance’s DSD transformation strategy.  We expect to have incremental integration costs but also operating efficiencies and lower operating costs for our DSD network in the latter part of 2011.

Other Expense, Net
During 2010, other expense of $7.1 million consisted mostly of financing commitment fees in the first quarter of 2010 of $2.7 million associated with an unsuccessful bid for a targeted acquisition, $2.1 million of insurance settlement charges which occurred during the fourth quarter, foreign currency transaction losses due to the unfavorable impact of exchange rates in 2010, as well as losses on the sale of fixed assets.  During 2009, other expense of $1.8 million consisted primarily of foreign currency transaction losses due to the unfavorable impact of exchange rates in 2009 and losses on the sale of fixed assets.

Interest Expense
Net interest expense increased $0.5 million primarily due to higher average debt in 2010 resulting from acquisitions made late in 2009 and the Merger in 2010, offset slightly by lower weighted average interest rates.  We expect that interest expense in 2011 will be higher than in 2010 due to the debt assumed as a result of the Merger and additional borrowings.

Income Tax Expense
Our effective income tax rate was 69.0% in 2010 as compared to 34.3% in 2009.  The increase in the income tax rate was primarily due to Merger related expenses that are not deductible for tax purposes, limitations on the ability to utilize tax credits and deductions as a result of lower taxable income and deduction limitations for certain executive compensation.

2009 Compared to 2008 (in millions)	2009*		2008*		Favorable/ (Unfavorable)
Revenue	$918.2	100.0%	$852.4	100.0%	$65.8	7.7%
Cost of sales	549.1	59.8%	529.8	62.2%	(19.3)	-3.6%
Gross margin	369.1	40.2%	322.6	37.8%	46.5	14.4%
Selling, general and administrative	310.6	33.8%	291.7	34.2%	(18.9)	-6.5%
Other expense, net	1.8	0.2%	(0.9)	-0.1%	(2.7)	nm
Earnings before interest and taxes	56.7	6.2%	31.8	3.7%	24.9	78.3%
Interest expense, net	3.4	0.4%	3.0	0.4%	(0.4)	-13.3%
Income tax expense	18.3	2.0%	10.0	1.2%	(8.3)	-83.0%
Net income	$35.0	3.8%	$18.8	2.2%	$16.2	86.2%

*2009 and 2008 results have been revised to reflect the change in accounting for inventory.
nm = not meaningful
Revenue
Revenue for the year ended December 26, 2009 increased $65.8 million or approximately 8% compared to the year ended December 27, 2008.

As a percentage of total revenue, revenue by product category was as follows:

	2009	2008
Branded Products	58%	60%
Non-branded Products	42%	40%
Total Revenue	100%	100%

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

Our DSD network represented approximately 68% of branded revenue in 2009 and 72% in 2008.  The remainder consisted of branded revenue from distributors and direct shipments to customers. The increase in our distributor revenue was significantly impacted by the addition of the Archway and Stella D’oro product offerings as well as an intended shift of certain revenue from our DSD network to independent distributors as part of our DSD transformation strategy.

Non-branded revenue increased $45.1 million or 13% compared to 2008, primarily related to growth from new products, increased selling prices and a short-term manufacturing contract for a new customer.  Growth in this category was also driven by increased demand from consumers for store brands, which is in part believed to be the result of the economic downturn.

Gross Margin
Gross margin increased $46.5 million or 2.4% as a percentage of revenue, compared to 2008.  The increase in gross margin was mostly due to lower ingredient, natural gas and packaging costs, as well as the favorable impact of higher selling prices aimed at offsetting the escalation of ingredient costs that were experienced throughout 2008 and into 2009. The increase in gross margin was somewhat offset by a higher percentage of both private brand revenue, which has a lower gross margin percentage than our branded products, and a higher percentage of distributor branded revenue, which has a lower gross margin than branded products sold through our DSD channel.  In addition, we had incremental start-up costs related to the acquisitions of Archway and Stella D’oro and the relocation of the production of Brent & Sam’s products.

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

Other Expense/(Income), Net
During 2009, other expense of $1.8 million consisted primarily of foreign currency transaction losses due to the unfavorable impact of exchange rates in 2009, as well as losses on sale of fixed assets.  Conversely, other income during 2008 was primarily the result of $0.9 million of foreign currency transaction gains.

Interest Expense
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

Operating Cash Flows
Net cash from operating activities was $44.4 million in 2010, $69.3 million in 2009 and $54.9 million in 2008.  Cash used from net changes in operating assets and liabilities increased from $12.9 million in 2009 to $39.9 million in 2010, mostly due to an income tax receivable in 2010 as well as incentive payments made prior to year-end as part of the change in control related to the Merger.

Cash used from net changes in operating assets and liabilities increased from $9.0 million in 2008 to $12.9 million in 2009, primarily due to higher accounts receivable, as a result of increased sales, and higher inventory, as a result of acquisitions and new product introductions, offset somewhat by higher accrued liabilities.

Investing Cash Flows
Cash used in investing activities in 2010 included capital expenditures of $33.3 million which was partially offset by proceeds from the sale of fixed assets of $2.7 million.  Capital expenditures for fixed assets in 2010 included manufacturing equipment, computer hardware and software, building improvements, office furniture and fixtures, vehicles, and permanent sales displays.  During 2011, capital expenditures are expected to be approximately 4% of revenue.

On December 6, 2010, Lance merged with Snyder’s by issuing common stock and options totaling $676.2 million.  Cash acquired in connection with the Merger totaled $96.3 million.

In February 2011, we announced a plan to convert approximately 1,300 company-owned routes to an independent operator structure over the next 12 to 18 months to better position our distribution network to serve customers.  We expect to generate cash inflows of approximately $40 million to $50 million from the sale of routes and route vans over the same period.

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

Financing Cash Flows
During 2010, 2009 and 2008, we paid dividends of $0.64 per share each year totaling $20.8 million, $20.4 million and $20.1 million, respectively.  Additionally, we paid a special dividend of $3.75 per share totaling $121.7 million during 2010 as part of the Merger.  As a result of the exercise of stock options by employees, we received cash and tax benefits of $13.1 million in 2010, $4.2 million in 2009 and $2.5 million in 2008.  We repurchased stock from employees to cover withholding taxes totaling $6.5 million in 2010 and $0.1 million in 2009.  During 2010, 2009 and 2008, proceeds from debt, net of repayments, were $47.8 million, $15.0 million, and $46.2 million, respectively.  These proceeds from debt were primarily used to pay for Merger-related costs or fund acquisitions.

In December 2008, the Board of Directors approved the repurchase of up to 100,000 shares of common stock from employees. On July 21, 2010, the Board of Directors approved the repurchase of up to an additional 100,000 shares, or up to $2.4 million, of common stock from employees.  The purpose of the repurchase is to acquire shares of common stock from employees to cover withholding taxes payable by employees upon the vesting of shares of restricted stock.  During 2010 and 2009, we repurchased 135,879 and 6,741 shares of common stock, respectively.  We did not repurchase any shares of common stock during 2008.  The maximum number of shares remaining to be purchased at January 1, 2011 was 57,380.

Debt
In December 2010, we amended a portion of our existing credit agreement and entered into a new credit agreement, which allows us to make revolving credit borrowings of up to $265.0 million through December 2015.  As of January 1, 2011 and December 26, 2009, we had $111.0 million and $63.0 million outstanding under the revolving credit agreement, respectively.  Under the existing credit agreement, a $50.0 million term loan is due in October 2011.  As of January 1, 2011 and December 26, 2009, we had $50.0 million outstanding under the term loan.  Total debt increased $172.2 million during 2010, of which $124.5 million was assumed as part of the Merger.  The proceeds from the increase in debt were used primarily to fund Merger-related costs and pay the special dividend associated with the Merger.

Unused and available borrowings were $154.0 million under our existing credit facilities at January 1, 2011.  Under certain circumstances and subject to certain conditions, we have the option to increase available credit under the credit agreement by up to $100.0 million during the life of the facility.

The credit agreement requires us to comply with certain defined covenants, such as a maximum debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio of 3.25, or 3.50 for four consecutive periods following a material acquisition, and a minimum interest coverage ratio of 2.5.  At January 1, 2011, our debt to EBITDA ratio as defined by the credit agreement was 1.96, and our interest coverage ratio was 9.1.  In addition, our revolving credit agreement restricts payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $200.0 million.  At January 1, 2011, our consolidated stockholders’ equity was $836.6 million.  We were in compliance with these covenants at January 1, 2011.  Total interest expense under all credit agreements for 2010, 2009 and 2008 was $3.9 million, $3.4 million and $3.2 million, respectively.  During 2010, we capitalized no interest expense into fixed assets as part of our ERP system implementation, as compared to $0.2 million which we capitalized during 2009.

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

Contractual obligations as of January 1, 2011 were:
	Payments Due by Period
(in thousands)	Total	< 1 year	1-3 years	3-5 years	Thereafter
Purchase commitments	$169,631	$169,631	$-	$-	$-
Debt, including interest payable*	332,510	68,211	22,684	130,608	111,007
Operating lease obligations	55,422	13,355	19,405	11,187	11,475
Benefit obligations	1,263	1,205	58	-	-
Total contractual obligations	$558,826	$252,402	$42,147	$141,795	$122,482
* Variable interest will be paid in future periods based on the outstanding balance at that time.

Because we are uncertain as to if or when settlements may occur, this table does not reflect our liability for gross unrecognized tax benefits of $3.8 million and related interest and penalties of $1.5 million related to uncertain tax positions.  Details regarding this liability are presented in Note 11 to the consolidated financial statements included in Item 8.

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

Revenue for products sold to customers through our company-owned DSD network is recognized when the product is delivered to the retailer.  Our sales representatives create an invoice at time of delivery using a handheld device.  These invoices are transmitted electronically each day and sales revenue is recognized.

Revenue for products sold to our independent operators in our DSD network is recognized when the independent operator purchases the inventory from our warehouses.

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

We record certain reductions to revenue for promotional allowances.  There are several different types of promotional allowances such as off-invoice allowances, rebates and shelf space allowances.  An off-invoice allowance is a reduction of the sales price that is directly deducted from the invoice amount.  We record the amount of the deduction as a reduction to revenue when the transaction occurs.  Rebates are offered to customers based on the quantity of product purchased over a period of time.  Based on the nature of these allowances, the exact amount of the rebate is not known at the time the product is sold to the customer.  An estimate of the expected rebate amount is recorded as a reduction to revenue and an accrued liability at the time the sale is recorded.  The accrued liability is monitored throughout the time period covered by the promotion.  The accrued liability is based on historical information and the progress of the customer against the target amount.  Shelf space allowances are capitalized and amortized over the lesser of the life of the agreement or three years and recorded as a reduction to revenue.  Capitalized shelf space allowances are evaluated for impairment on an ongoing basis.

We also record certain allowances for coupon redemptions, scan-back promotions and other promotional activities as a reduction to revenue.  The accrued liabilities for these allowances are monitored throughout the time period covered by the coupon or promotion.

Total allowances for sales returns, rebates, coupons, scan-backs and other promotional activities included in other payables and accrued liabilities on the consolidated balance sheets increased from $9.2 million at the end of 2009 to $15.5 million at the end of 2010 due to the Merger and a more aggressive marketing effort to drive sales growth.

Allowance for Doubtful Accounts
The determination of the allowance for doubtful accounts is based on management’s estimate of uncollectible accounts receivable.  We record a general reserve based on analysis of historical data and aging of accounts receivable.  In addition, management records specific reserves for receivable balances that are considered at higher risk due to known facts regarding the customer.  The assumptions for this determination are reviewed quarterly to ensure that business conditions or other circumstances are consistent with the assumptions.  Allowances for doubtful accounts increased from $1.0 million at the end of 2009 to $2.9 million at the end of 2010 due to specific customer bankruptcies.

Self-Insurance Reserves
We maintain reserves for the self-funded portions of employee medical insurance benefits.  The employer’s portion of employee medical claims is limited by stop-loss insurance coverage each year to $0.3 million per person for Lance.  At January 1, 2011 and December 26, 2009, the accruals for our portion of medical insurance benefits were $3.1 million and $2.9 million, respectively.  As part of the Merger, we also assumed additional reserves of $1.9 million.  Snyder’s portion of employee medical claims is limited by stop-loss coverage each year to $0.2 million per person, and the accrual at January 1, 2011 was $1.9 million.

For certain casualty insurance obligations, we maintain self-insurance reserves for workers’ compensation and auto liability for individual losses up to the $0.3 million insurance deductible, and in some cases, up to a $0.5 million insurance deductible.  In addition, certain general and product liability claims are self-funded for individual losses up to the $0.1 million insurance deductible.  Claims in excess of the deductible are fully insured up to $100 million per individual claim.  We evaluate input from a third-party actuary in the estimation of the casualty insurance obligation on an annual basis.  In determining the ultimate loss and reserve requirements, we use various actuarial assumptions including compensation trends, healthcare cost trends and discount rates.  We also use historical information for claims frequency and severity in order to establish loss development factors.  The estimate of discounted loss reserves ranged from $14.3 million to $19.3 million in 2010.  In 2009, the estimate of discounted loss reserves ranged from $11.6 million to $14.4 million.  This increase was the result of assuming Snyder’s workers’ compensation liabilities and other factors as described below.

During 2010, we determined that no other point within the range of loss reserves was more probable than another.  Accordingly, we selected the midpoint of the range as our estimated liability.  In 2009, we estimated the claims liability to be at the 75th percentile.  This change decreased the estimated claims liability by approximately $0.5 million.  In addition, we lowered the discount rate from 3.5% in 2009 to 2.5% in 2010 based on projected investment returns over the estimated future payout period, which increased the estimated claims liability by approximately $0.2 million.

In December 2010, we assumed a liability for workers’ compensation relating to claims that had originated prior to 1992 and been insured by a third-party insurance company.  Due to the uncertainty of that insurer’s ability to continue paying claims, we entered into an agreement where we assumed the full liability of approximately $3.6 million of insurance claims under the pre-existing workers’ compensation policies and received $1.5 million in cash consideration to be placed in an escrow account to pay these specific claims.  Therefore, we have recognized the net liability of $2.1 million as of January 1, 2011.

Impairment Analysis of Goodwill and Other Indefinite-Lived Intangible Assets
The annual impairment analysis of goodwill and other indefinite-lived intangible assets requires us to project future financial performance, including revenue and profit growth, fixed asset and working capital investments, income tax rates and cost of capital.  The analysis of goodwill and other indefinite-lived intangible assets as of January 1, 2011 assumes combined average annual revenue growth of approximately 3.4% during the valuation period.  These projections rely upon historical performance, anticipated market conditions and forward-looking business plans.

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

Depreciation and Impairment of Fixed Assets
Depreciation of fixed assets is computed using the straight-line method over the estimated useful lives of the assets.  The estimated useful lives used in computing depreciation are based on estimates of the period over which the assets will provide economic benefits.  Estimated lives are based on historical experience, maintenance practices, technological changes and future business plans.  Depreciation expense was $39.1 million, $34.6 million and $32.0 million during 2010, 2009 and 2008, respectively.  Changes in these estimated lives and increases in capital expenditures could significantly affect depreciation expense in the future.

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

In order to reduce the price volatility of certain ingredient, packaging and energy costs, we have entered into various forward purchase agreements with certain suppliers based on market prices, forward price projections, and expected usage levels in order to determine appropriate selling prices for our products.  As of January 1, 2011 and December 26, 2009, we had no significant commodity futures contracts or other derivative contracts related to ingredients and energy.

Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest.  To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable rate debt.  See Note 10 to the consolidated financial statements in Item 8 for further information related to our interest rate swap agreements.  While these interest rate swap agreements fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $2.5 million lower without these swaps during 2010.  Including the effects of the interest rate swap agreements, the weighted average interest rates for 2010 and 2009 were 4.0% and 3.1%, respectively.  A 10% increase in the variable interest rate would not have significantly impacted interest expense during 2010.

Through the operations of our Canadian subsidiary, there is an exposure to foreign exchange rate fluctuations, primarily between U.S. dollars and Canadian dollars.  A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of the operations’ costs, such as raw materials and direct labor, are denominated in Canadian dollars.  We have entered into a series of forward contracts to mitigate a portion of this foreign exchange rate exposure.  These contracts have maturities through June 2011.  Foreign currency fluctuations unfavorably impacted 2010 pre-tax earnings by $2.8 million compared to 2009.  However, this decrease in pre-tax earnings was offset by the favorable effect of derivative forward contracts of $2.3 million in 2010 compared to 2009, resulting in a net unfavorable impact of $0.5 million in 2010.

Item 8.  Financial Statements and Supplementary Data

Consolidated Statements of Income

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
For the Fiscal Years Ended January 1, 2011, December 26, 2009, and December 27, 2008
(in thousands, except share and per share data)
	2010	2009*	2008*

Net sales and other operating revenue	$979,835	$918,163	$852,468
Cost of sales	601,015	549,119	529,813
Gross margin	378,820	369,044	322,655

Selling, general and administrative	359,629	310,588	291,680
Other expense/(income), net	7,108	1,774	(854)
Income before interest and income taxes	12,083	56,682	31,829

Interest expense, net	3,921	3,351	3,041
Income before income taxes	8,162	53,331	28,788

Income tax expense	5,631	18,303	9,960
Net income	2,531	35,028	18,828

Less: Net income attributable to non-controlling interests, net of tax of $4	19	-	-
Net income attributable to Snyder’s-Lance, Inc.	$2,512	$35,028	$18,828

Basic earnings per share	$0.07	$1.11	$0.60
Weighted average shares outstanding – basic	34,128,000	31,565,000	31,202,000

Diluted earnings per share	$0.07	$1.08	$0.59
Weighted average shares outstanding - diluted	34,348,000	32,384,000	31,803,000

* 2009 and 2008 amounts have been revised to reflect the change in accounting for inventory.  See Note 2 for more information.

See Notes to Consolidated Financial Statements

Consolidated Balance Sheets

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
January 1, 2011 and December 26, 2009
(in thousands, except share data)
	2010	2009*
Assets
Current assets
Cash and cash equivalents	$27,877	$5,418
Accounts receivable, net of allowances of $2,899 and $972, respectively	128,556	87,172
Inventories	96,936	63,873
Deferred income taxes	14,346	7,777
Income tax receivable	29,304	238
Prepaid expenses and other current assets	26,748	18,227
Total current assets	323,767	182,705
Fixed assets, net	336,673	225,981
Goodwill, net	376,281	90,909
Other intangible assets, net	407,579	35,154
Other assets	18,056	5,365
Total assets	$1,462,356	$540,114

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$39,938	$29,777
Accrued compensation	31,564	26,604
Accrued profit-sharing retirement plan	9,884	6,285
Accrual for casualty insurance claims	6,477	4,840
Accrued selling costs	15,521	9,235
Other payables and accrued liabilities	32,118	19,625
Current portion of long-term debt	57,767	-
Total current liabilities	193,269	96,366
Long-term debt	227,462	113,000
Deferred income taxes	180,812	35,515
Accrual for casualty insurance claims	9,195	8,287
Other long-term liabilities	15,003	8,436
Total liabilities	625,741	261,604
Commitments and contingencies	-	-
Stockholders’ equity
Common stock, $0.83 1/3 par value. Authorized 75,000,000 shares; 66,336,807 and 32,093,193 shares outstanding, respectively	55,278	26,743
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; no shares outstanding	-	-
Additional paid-in capital	722,007	60,829
Retained earnings	40,199	180,145
Accumulated other comprehensive income	15,104	10,793
Total Snyder’s-Lance, Inc. stockholders’ equity	832,588	278,510
Non-controlling interests	4,027	-
Total stockholders’ equity	836,615	278,510
Total liabilities and stockholders’ equity	$1,462,356	$540,114

* 2009 amounts have been revised to reflect the change in accounting for inventory.  See Note 2 for more information.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders' Equity and Comprehensive Income

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
For the Fiscal Years Ended January 1, 2011, December 26, 2009, and December 27, 2008
(in thousands, except share data)
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings*	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total*

Balance, December 29, 2007	31,214,743	$26,011	$41,430	$166,823	$16,300	$-	$250,564

Comprehensive income:
Net income, as adjusted *				18,828			18,828
Net unrealized losses on derivative instruments, net of $1,923 tax effect					(3,593)		(3,593)
Actuarial gains recognized in net income, net of $5 tax effect					9		9
Foreign currency translation adjustment					(13,553)		(13,553)
Total comprehensive income					-		1,691
Cash dividends paid to stockholders				(20,124)			(20,124)
Amortization of nonqualified stock options	-		1,124		-		1,124
Equity-based incentive expense previously recognized under a liability plan	39,250	33	876		-		909
Stock options exercised, including $395 tax benefit	149,825	125	2,414		-		2,539
Issuance and amortization of restricted stock, net of cancellations	119,135	99	3,294		-		3,393
Balance, December 27, 2008	31,522,953	$26,268	$49,138	$165,527	$(837)	$-	$240,096

Comprehensive income:
Net income, as adjusted *				35,028			35,028
Net unrealized gains on derivative instruments, net of $1,175 tax effect					2,569		2,569
Actuarial gains recognized in net income, net of $104 tax effect					(180)		(180)
Foreign currency translation adjustment					9,241		9,241
Total comprehensive income							46,658
Cash dividends paid to stockholders				(20,410)			(20,410)
Amortization of nonqualified stock options			1,295				1,295
Equity-based incentive expense previously recognized under a liability plan	73,356	61	1,531				1,592
Stock options exercised, including $624 tax benefit	240,191	200	4,040				4,240
Issuance and amortization of restricted stock, net of cancellations	263,434	220	4,946				5,166
Repurchases of common stock	(6,741)	(6)	(121)				(127)
Balance, December 26, 2009	32,093,193	$26,743	$60,829	$180,145	$10,793	$-	$278,510

Comprehensive income:
Net income				2,512		19	2,531
Net unrealized gains on derivative instruments, net of $505 tax effect					700		700
Foreign currency translation adjustment					3,611		3,611
Total comprehensive income							6,842
Stock issued in connection with Merger	32,652,949	27,209	649,002				676,211
Non-controlling interests assumed in Merger						4,008	4,008
Cash dividends paid to stockholders				(142,458)			(142,458)
Amortization of nonqualified stock options			3,665				3,665
Equity-based incentive reclassified to a liability plan			(4,199)				(4,199)
Restricted stock units settled in common stock, net of repurchases	172,650	144	(3,551)				(3,407)
Stock options exercised, including $3,199 tax benefit	1,456,615	1,214	11,888				13,102
Issuance and amortization of restricted stock, net of cancellations	97,279	81	7,372				7,453
Repurchases of common stock	(135,879)	(113)	(2,999)				(3,112)
Balance, January 1, 2011	66,336,807	$55,278	$722,007	$40,199	$15,104	$4,027	$836,615

* Net income and retained earnings for all periods prior to 2010 have been adjusted to reflect the change in accounting for inventory.  See Note 2 for more information.

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
For the Fiscal Years Ended January 1, 2011, December 26, 2009, and December 27, 2008
(in thousands)

	2010	2009*	2008*
Operating activities:
Net income	$2,531	$35,028	$18,828
Adjustments to reconcile net income to cash from operating activities:
Fixed asset depreciation and intangible amortization	40,100	35,211	32,217
Equity-based incentive compensation expense	19,524	7,472	5,967
Loss/(gain) on sale of fixed assets, net	682	702	(339)
Impairment of long-lived assets	584	-	-
Deferred income taxes	18,228	2,828	6,478
Provision for doubtful accounts	2,649	936	763
Changes in assets and liabilities, excluding business acquisitions, and foreign currency translation adjustments:
Accounts receivable	4,376	(13,109)	(10,635)
Inventory	7,496	(11,460)	(4,762)
Other current assets	(30,885)	(3,285)	(970)
Accounts payable	(6,032)	3,600	4,724
Other accrued liabilities	(19,562)	10,410	2,150
Other noncurrent assets	2,519	(415)	952
Other noncurrent liabilities	2,234	1,359	(463)
Net cash flow from operating activities	44,444	69,277	54,910

Investing activities:
Purchases of fixed assets	(33,347)	(40,737)	(39,064)
Business acquisitions, net of cash acquired	96,336	(23,911)	(54,984)
Purchase of investment	-	-	(190)
Proceeds from sale of fixed assets	2,731	765	2,958
Net cash used in investing activities	65,720	(63,883)	(91,280)

Financing activities:
Dividends paid	(142,458)	(20,410)	(20,124)
Issuances of common stock under employee stock plans	13,102	4,240	2,539
Repurchase of common stock under employee stock plans	(6,519)	(127)	-
Net proceeds from new and existing credit facilities	47,762	15,000	48,435
Repayments of long-term debt from business acquisitions	-	-	(2,239)
Net cash (used in)/from financing activities	(88,113)	(1,297)	28,611
Effect of exchange rate changes on cash	408	514	(81)
Increase/(decrease) in cash and cash equivalents	22,459	4,611	(7,840)
Cash and cash equivalents at beginning of fiscal year	5,418	807	8,647
Cash and cash equivalents at end of fiscal year	$27,877	$5,418	$807

Non-cash investing activities:
Common stock and options issued for business combinations	$676,211	$-	$-
Supplemental information:
Cash paid for income taxes, net of refunds of $23, $159, and $209, respectively	$12,208	$13,763	$2,145
Cash paid for interest	$6,391	$3,515	$3,231

* 2008 and 2009 amounts have been revised to reflect the change in accounting for inventory.  See Note 2 for more information.

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
January 1, 2011 and December 26, 2009

NOTE 1.  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations
We operate in one segment, snack food products.  We manufacture, market and distribute a variety of snack food products.  We manufacture products including pretzels, sandwich crackers, kettle chips, cookies, potato chips, tortilla chips, other salty snacks, sugar wafers, nuts, restaurant style crackers and candy.  In addition, we purchase certain cakes, meat snacks, candy and other partner brand products for resale in order to broaden our product offerings.  Products are packaged in various single-serve, multi-pack and family-size configurations.

We sell and distribute branded, private brand and partner brand products to customers.  We also contract with other branded food manufacturers to produce their products.  Our branded products are principally sold under the Snyder’s of Hanover®, Lance®, Cape Cod®, Krunchers!®, Jays®, Tom’s®, Archway®, Grande®, Stella D’oro®, O-Ke-Doke®, EatSmart® and Padrinos® brands.  Private brand (private label) products are sold to retailers and distributors using store brands or our own control brands. Partner brands consist of other third-party brands that we sell through our distribution network.

We distribute snack food products throughout the United States using a direct-store-delivery (“DSD”) network of distribution routes, some serviced by employees and others by independent operators.  We also ship products directly to distributors and other direct customers using third-party carriers or our own transportation fleet throughout most of the United States and other parts of North America.

The customer base for our branded and partner brand products include grocery/mass merchandisers, distributors, independent operators, convenience stores, club stores, discount stores, food service establishments and various other customers including drug stores, schools, military and government facilities and “up and down the street” outlets such as recreational facilities, offices and other independent retailers.  Private brand customers include grocery/mass merchandisers and discount stores.  We also contract with other branded food manufacturers to manufacture their products.

Our corporate headquarters are located in Charlotte, North Carolina, with additional corporate offices in Hanover, Pennsylvania.  We have manufacturing operations in Charlotte, North Carolina; Hanover, Pennsylvania; Goodyear, Arizona; Burlington, Iowa; Columbus, Georgia; Jeffersonville, Indiana; Hyannis, Massachusetts; Corsicana, Texas; Perry, Florida; Ashland, Ohio; Cambridge, Ontario and Guelph, Ontario.

Principles of Consolidation
On December 6, 2010, Snyder’s of Hanover, Inc. (“Snyder’s”) merged with a wholly-owned subsidiary of Lance, Inc. (“Lance”) with the result that Snyder’s became a wholly-owned subsidiary of Lance (the “Merger”).  In connection with the Merger, Lance changed its name to Snyder’s-Lance, Inc.  The accompanying consolidated financial statements include the accounts of Snyder’s-Lance, Inc. and its subsidiaries (the “Company”).  See Note 3 for further information.  All intercompany transactions and balances have been eliminated.

Non-Controlling Interests
We own 80% of Melisi Snacks, Inc. which distributes our products in Connecticut and New York, 51% of Patriot Snacks Real Estate, LLC which owns real estate in Massachusetts, and 80% of Michaud Distributors, Inc. which distributes our products in the northeastern United States.  Non-controlling interests are classified to equity, with the consolidated net income adjusted to include the net income attributed to the non-controlling interest.

Reclassifications
Certain prior year amounts shown in the consolidated financial statements have been reclassified for consistent presentation.  These reclassifications had no impact on net income, financial position or cash flows.

We also changed the accounting method for a portion of our inventories from Last-in, First-out (“LIFO”) to First-in, First-out (“FIFO”).  This change, which required retroactive restatement for all periods displayed, is described further in Note 2.

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

We record certain reductions to revenue for promotional allowances.  There are several different types of promotional allowances such as off-invoice allowances, rebates and shelf space allowances.  An off-invoice allowance is a reduction of the sales price that is directly deducted from the invoice amount.  We record the amount of the deduction as a reduction to revenue when the transaction occurs.  Rebates are offered to customers based on the quantity of product purchased over a period of time.  Based on the nature of these allowances, the exact amount of the rebate is not known at the time the product is sold to the customer.  An estimate of the expected rebate amount is recorded as a reduction to revenue and an accrued liability at the time the sale is recorded.  The accrued liability is monitored throughout the time period covered by the promotion.  The accrued liability is based on historical information and the progress of the customer against the target amount.  Shelf space allowances are capitalized and amortized over the lesser of the life of the agreement or three years and recorded as a reduction to revenue.  Capitalized shelf space allowances are evaluated for impairment on an ongoing basis.

We also record certain allowances for coupon redemptions, scan-back promotions and other promotional activities as a reduction to revenue.  The accrued liabilities for these allowances are monitored throughout the time period covered by the coupon or promotion.

Fiscal Year
On September 30, 2010, the Board of Directors approved a change in our fiscal year end from the last Saturday of December to the Saturday nearest to December 31.  The results of this change will be reported in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, which was a 53-week year.

Use of Estimates
Preparing the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  Examples include customer returns and promotions, allowances for doubtful accounts, inventory valuations, useful lives of fixed assets and related impairment, long-term investments, hedge transactions, postretirement benefits, intangible asset valuations, incentive compensation, income taxes, self-insurance, contingencies and litigation.  Actual results may differ from these estimates under different assumptions or conditions.

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
We measure our derivative instruments at fair value using Level 2 inputs.  There were no changes among the levels during 2010.

The carrying amount of cash and cash equivalents, receivables and accounts payable approximates fair value due to their short-term nature.  The carrying amount of debt approximates fair value since its variable interest rate is based on current market rates and interest payments are made monthly.

During 2010, recent market value declines for commercial real estate resulted in an impairment charge of $0.6 million related to assets held for sale in Little Rock, Arkansas.  This property was subsequently sold during 2010.

Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories
The principal raw materials used in the manufacturing of our snack food products are flour, vegetable oil, sugar, potatoes, peanuts, other nuts, cheese, cocoa and seasonings.  The principal supplies used are flexible film, cartons, trays, boxes and bags.  Inventories are valued at the lower of cost or market.  Effective December 6, 2010, we changed our method of accounting for those finished goods, work-in-progress and raw material inventories previously on the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method.  See Notes 2 and 4 for further information.

We may enter into various forward purchase agreements and derivative financial instruments to reduce the impact of volatility in raw material ingredient prices.  As of January 1, 2011, and December 26, 2009, we had no significant outstanding commodity futures contracts or other derivative contracts related to raw materials.

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

Employee and Non-Employee Stock-Based Compensation Arrangements
We account for option awards based on the fair value-method using the Black-Scholes model.  The following assumptions were used to determine the weighted average fair value of options granted during the years ended January 1, 2011, December 26, 2009 and December 27, 2008.

	2010	2009	2008
Assumptions used in Black-Scholes pricing model:
Expected dividend yield	2.91%	2.91%	3.79%
Risk-free interest rate	2.77%	2.16%	2.71%
Weighted average expected life	6.1 years	6.0 years	4.8 years
Expected volatility	27.27%	30.11%	26.76%
Weighted average fair value per share of options granted	$4.81	$5.01	$3.00

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

The assumptions used to value the options awards assumed as part of the Merger are described in Note 3.

Compensation expense is recognized over the vesting period based on the closing stock price on the grant date of the restricted stock and the restricted stock units.  As compensation expense is recognized, additional paid-in capital is increased in stockholders’ equity.  Restricted stock and restricted stock units receive or accrue the same dividend as common shares outstanding.

Self-Insurance Reserves
We maintain reserves for the self-funded portions of employee medical insurance benefits.  The employer’s portion of employee medical claims is limited by stop-loss insurance coverage each year to $0.3 million per person for Lance.  At January 1, 2011 and December 26, 2009, the accruals for our portion of medical insurance benefits were $3.1 million and $2.9 million, respectively.  As part of the Merger, we also assumed additional reserves of $1.9 million.  Snyder’s portion of employee medical claims is limited by stop-loss coverage each year to $0.2 million per person, and the accrual at January 1, 2011 was $1.9 million.

For certain casualty insurance obligations, we maintain self-insurance reserves for workers’ compensation and auto liability for individual losses up to the $0.3 million insurance deductible, and in some cases, up to a $0.5 million insurance deductible.  In addition, certain general and product liability claims are self-funded for individual losses up to the $0.1 million insurance deductible.  Claims in excess of the deductible are fully insured up to $100 million per individual claim.  We evaluate input from a third-party actuary in the estimation of the casualty insurance obligation on an annual basis.  In determining the ultimate loss and reserve requirements, we use various actuarial assumptions including compensation trends, healthcare cost trends and discount rates.  We also use historical information for claims frequency and severity in order to establish loss development factors.  The estimate of discounted loss reserves ranged from $14.3 million to $19.3 million in 2010.  In 2009, the estimate of discounted loss reserves ranged from $11.6 million to $14.4 million.  This increase was the result of assuming Snyder’s workers’ compensation liabilities and other factors as described below.

During 2010, we determined that no other point within the range of loss reserves was more probable than another.  Accordingly, we selected the midpoint of the range as our estimated liability.  In 2009, we estimated the claims liability to be at the 75th percentile.  This change decreased the estimated claims liability by approximately $0.5 million.  In addition, we lowered the discount rate from 3.5% in 2009 to 2.5% in 2010 based on projected investment returns over the estimated future payout period, which increased the estimated claims liability by approximately $0.2 million.

In December 2010, we assumed a liability for workers’ compensation relating to claims that had originated prior to 1992 and been insured by a third-party insurance company.  Due to the uncertainty of that insurer’s ability to continue paying claims, we entered into an agreement where we assumed the full liability of approximately $3.6 million of insurance claims under the pre-existing workers’ compensation policies and received $1.5 million in cash consideration to be placed in an escrow account to pay these specific claims.  Therefore, we have recognized the net liability of $2.1 million as of January 1, 2011.

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

Diluted earnings per share are calculated by including all dilutive common shares such as stock options and restricted stock.  Dilutive potential shares were 220,000 in 2010, 819,000 in 2009, and 601,000 in 2008.  Anti-dilutive shares are excluded from the dilutive earnings calculation.  There were no anti-dilutive shares in 2010, 25,000 in 2009, and 233,000 in 2008.  No adjustment to reported net income is required when computing diluted earnings per share.

Advertising Costs
Advertising costs are expensed as incurred.  Advertising costs included in selling, general and administrative expenses on the Consolidated Statements of Income were $5.0 million, $7.5 million and $0.9 million during 2010, 2009 and 2008, respectively.

Shipping and Handling Costs
We do not bill customers separately for shipping and handling of product.  These costs are included as part of selling, general and administrative expenses on the Consolidated Statements of Income.  For the years ended January 1, 2011, December 26, 2009 and December 27, 2008, shipping and handling costs were $78.8 million, $68.8 million and $67.0 million, respectively.

Foreign Currency Translation
All assets and liabilities of our Canadian subsidiary are translated into U.S. dollars using current exchange rates and income statement items are translated using the average exchange rates during the period.  The translation adjustment is included as a component of stockholders’ equity.  Gains and losses on foreign currency transactions are included in earnings.

Vacation Policy Change
During 2008, we modified our vacation policy to be more competitive and ensure consistency at all facilities.  This policy change generally allows employees to earn more vacation with fewer years of service.  Since our policy allows employees with more than 1 year of service to vest in all of their vacation as of the beginning of 2009, we recorded a pre-tax charge of $1.2 million when this modification was made during the fourth quarter of 2008.

New Accounting Standards
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASC) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends the Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures.”  ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and requires more detailed disclosure about the activity within Level 3 fair value measurements.  We adopted the guidance in ASU No. 2010-06 on December 27, 2009, except for the requirements related to Level 3 disclosures, which will be effective for our annual and interim reporting periods beginning after January 2, 2011.  The guidance requires expanded disclosures only, and will not have any impact on our consolidated financial statements.

In June 2009, the FASB issued a new standard that changed the definition of a variable interest entity (“VIE”), contained new criteria for determining the primary beneficiary of a VIE, required enhanced disclosures to provide more information about a company’s involvement in a VIE and increased the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. The adoption of this standard at the beginning of the fiscal 2010 had no impact on the Company’s financial position, results of operations or cash flows.

NOTE 2.  CHANGE IN ACCOUNTING METHOD

Prior to December 6, 2010, inventories were valued using both the LIFO and the FIFO methods.  Effective December 6, 2010, we changed our method of accounting for the finished goods, work-in-progress and raw material inventories previously on the LIFO method to the FIFO method.  We believe the change is preferable as the FIFO method better reflects the current value of inventory on the Consolidated Balance Sheets and provides better matching of manufacturing costs and revenues.  The change also conforms all of our raw materials, work-in-process and finished goods to a single costing method (FIFO).

We applied this change in method of inventory costing by retrospectively adjusting the prior years’ financial statements.

The effect of the change on the Consolidated Statements of Income for the years ended December 26, 2009 and December 27, 2008, was as follows:
	Increase/(Decrease)
(in thousands, except share data)	2009	2008
Cost of sales	$1,128	$(1,715)
Income before interest and income taxes	(1,128)	1,715
Income tax expense	(362)	593
Net Income	(766)	1,122
Basic earnings per share	(0.02)	0.03
Diluted earnings per share	(0.02)	0.03

The effect on the Consolidated Balance Sheet at December 26, 2009, was as follows:

Increase/
(in thousands)	(Decrease)
Inventories	$5,836
Deferred income tax asset	(2,013)
Retained Earnings	3,823

Had we not changed our policy for accounting for inventory, pre-tax income for both the fourth quarter and the year ended January 1, 2011 would have been $0.2 million lower ($0.1 million reduction after-tax, with no effect on earnings per basic or diluted share).  As a result of the accounting change, retained earnings as of December 29, 2007, increased from $163.4 million using the LIFO method to $166.8 million using the FIFO method.  There was no impact to net cash provided by operating activities as a result of this change in accounting policy.

NOTE 3.  MERGERS & ACQUISITIONS

Merger of Equals
On December 6, 2010 (the “merger date”), a wholly owned subsidiary of Lance was merged with and into Snyder’s, with the result that Snyder’s became a wholly owned subsidiary of Lance.  As part of the Merger, Snyder’s shareholders received 108.25 shares of Lance stock for each share outstanding as of the merger date.  All of the outstanding Snyder’s shares and equity-based awards were exchanged for Lance shares and equity awards as part of the Merger.  Fractional shares generated by the conversion ratio were cash settled for an immaterial amount.  After the exchange was completed, pre-Merger Lance shareholders retained ownership of 49.9% of the Company.  In conjunction with consummating the Merger, the name of the Company was changed to Snyder’s-Lance, Inc.  The results of Snyder’s operations are included in the Company’s consolidated financial statements as of December 6, 2010, which included approximately $48.8 million of net revenue.  The impact to net income was not material during this period.

Snyder’s is a manufacturer and distributor of quality snack foods, including pretzels, potato chips, tortilla chips and other salty snacks.  In addition, Snyder’s purchases and distributes other products for resale.  The Merger creates a national snack food company with well-recognized brands, an expanded branded product portfolio, complementary manufacturing capabilities, and a nationwide distribution network.

Based on the closing price of Lance’s common stock on the merger date, adjusted by the amount of the special dividend received by Lance shareholders, the consideration received by Snyder’s shareholders in the Merger had a value of approximately $676.2 million as detailed below.

(in thousands, except share data)	Conversion Calculation	Fair Value
Snyder’s common stock outstanding as of the Merger date	301.6
Multiplied by the exchange ratio of 108.25	108.25
Multiplied by Lance’s special dividend-adjusted stock price as of the merger date ($23.08-$3.75)	$19.33	$631,182
Fair value of vested and unvested stock options pertaining to pre-Merger service issued to replace existing grants at closing		45,029
Cash paid to settle fractional shares		-
Total fair value of consideration transferred		$676,211

As part of the Merger, the Company exchanged the pre-Merger equity awards of Snyder’s for Snyder’s-Lance equity awards.  The fair value of vested options and the earned portion of unvested options are recognized as consideration paid.  The remaining value relating to the unvested and unearned option will be recognized as future equity-based compensation.  The allocation of the pre-Merger equity awards between consideration paid and future equity-based compensation are as follows:

(in thousands)	Number of Awards	Fair Value Recognized as Consideration Paid	Fair Value to be Recognized as Future Compensation Cost
Stock options	3,296	$45,029	$1,278

The following assumptions were used for the Black-Scholes valuation of the pre-Merger Snyder’s stock options in the determination of consideration paid:

Stock price	$19.33
Weighted-average post-conversion strike price	$3.48
Expected dividend yield	3.31%
Weighted-average risk-free interest rate	1.16%
Weighted-average expected term	3.9 years
Average expected volatility	34.33%
Weighted-average fair value per option	$14.05

The expected dividend yield is based on the projected annual dividend payment per share divided by the stock price.  The risk free interest rate is based on rates of U.S. Treasury issues with a remaining life equal to the expected life of the option.  The expected life of the option is calculated using the simplified method by using the vesting term of the option and the option expiration date.  The expected volatility is based on the historical volatility of our common stock over the expected life.

The transaction has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values as of the merger date.  Since the merger occurred close to our fiscal year-end, the initial recording of the assets and liabilities was based on preliminary valuation assessments and is subject to change.  The following tables summarized the initial estimated fair values of assets acquired and liabilities assumed as part of the Merger:

(in thousands)	Purchase Price Allocation
Cash and cash equivalents	$96,336
Accounts receivable, net	48,192
Inventories	40,463
Other current assets	15,144
Fixed assets, net	117,061
Goodwill, net	283,267
Other intangible assets, net	373,500
Other noncurrent assets	15,471
Total assets acquired	989,434

Accounts payable	16,100
Other current liabilities	34,360
Current portion of long-term debt	7,806
Long-term debt	116,661
Deferred income tax liability	125,616
Other long-term liabilities	8,672
Total liabilities assumed	309,215

Less: Non-controlling interests assumed	4,008
Net assets acquired	$676,211

Of the $373.5 million of acquired intangible assets, $265.4 million was assigned to the trade name and $50.6 million was assigned to routes, neither of which are subject to amortization.  The remaining acquired intangibles of $57.5 million were allocated to customer related intangibles, which are being amortized over the assets’ determinable useful life of 19 years.  The goodwill from the Merger is not deductible for income tax purposes.

We incurred pre-tax Merger-related transaction and other costs in 2010 totaling $37.9 million, of which $2.4 million is included in Cost of sales, $35.2 million in Selling, general and administrative, $0.2 million in Other expense, net and $0.1 million in Interest expense, net.  These costs included incentive payments under the change in control provisions discussed in Note 4.

The following unaudited pro forma consolidated financial information has been prepared as if the Merger between Lance and Snyder’s had taken place at the beginning of each fiscal year presented.  The unaudited pro forma results include estimates and assumptions regarding increased amortization of intangible assets related to the Merger, increased interest expense related to cash paid for Merger-related expenses, and the related tax effects. The unaudited pro forma results for 2010 exclude $37.9 million of Merger-related transaction and other costs described above. However, pro forma results are not necessarily indicative of the results that would have occurred if the Merger had occurred on the date indicated, or that may result in the future.

(in thousands, except per share data)	2010	2009
Net sales and other operating revenue	$1,585,208	$1,561,155
Income before interest and income taxes	87,574	98,145
Net income attributable to Snyder’s-Lance, Inc.	49,409	57,409
Weighted average diluted shares	65,863	65,037
Diluted earnings per share	$0.75	$0.88

2009 Acquisition
On October 13, 2009, we completed the purchase of the Stella D’oro® brand and certain manufacturing equipment and inventory from Stella D’oro Biscuit Co., Inc.  Stella D’oro® is a leading brand in the specialty cookie market.  Stella D’oro® products include shelf stable cookies, breakfast treats, breadsticks and biscotti that are sold in grocery stores and mass merchants throughout the United States, with a high concentration in the Northeast and Southeast regions of the country.  The Stella D’oro® brand enhances our portfolio of niche snack food offerings to our customers.  We manufacture the majority of the products in our Ashland, Ohio facility.  We paid approximately $23.9 million to acquire and install the Stella D’oro assets, which was predominantly funded from borrowings from our existing credit agreement.  The purchase price allocation resulted in goodwill of approximately $5.7 million and identified other intangible assets of $11.8 million.  Of the $11.8 million of other identified intangible assets, $9.8 million was assigned to trademarks that are not subject to amortization and $2.0 million was assigned to customer relationships with a useful life of 15 years. The post-acquisition results of operations related to these assets are included in the 2009 and 2010 Consolidated Statements of Income.

2008 Acquisitions
On December 8, 2008, we acquired substantially all of the assets of Archway Cookies, LLC.  Archway is a premium soft cookie brand and complements our existing product portfolio.  The acquired bakery in Ashland, Ohio, also provides increased capacity to support volume growth in the production of our existing private brands portfolio of products.  We paid approximately $31.0 million, including direct acquisition costs, to acquire the Archway assets, which were predominately funded from borrowings under our existing credit agreement.  The post-acquisition results of operations related to these assets are included in the Consolidated Statements of Income.

On March 14, 2008, we acquired 100% of the outstanding common stock of Brent & Sam’s, Inc., which is a producer of private brand premium gourmet cookies with original operations in Little Rock, Arkansas.  In 2009, we moved the Brent & Sam’s operations to Charlotte, North Carolina.  This acquisition enhances our product portfolio and extends our product offering into the premium private brand category.  We paid approximately $23.9 million to acquire Brent & Sam’s, net of cash acquired of $0.2 million, mostly funded from borrowings under our existing credit agreement.  Since the acquisition date, we have repaid all of the $2.2 million assumed debt.  The post-acquisition results of operations of Brent & Sam’s are included in the Consolidated Statements of Income.

NOTE 4.  STOCK-BASED COMPENSATION

The Merger, as described in Note 3, triggered a “change in control” event as a result of our stockholders approval of the issuance of shares in connection with the Merger.  The majority of our incentive plans have a change in control provision, resulting in the acceleration of vesting in incentive plan awards.  In addition, these equity incentive plans contain provisions that permit outstanding equity compensation awards to be equitably adjusted in the event of a special cash dividend.  Accordingly, the exercise prices of outstanding stock option awards were reduced by $2.27 to reflect the change in the market price of the options prior to and on the ex-dividend date.

Total equity-based incentive expense recorded in the Consolidated Statements of Income was $19.5 million, $7.5 million, and $6.0 million for the years ended January 1, 2011, December 26, 2009, and December 27, 2008, respectively.

Key Employee Incentive Plans
As of January 1, 2011, there were approximately 0.5 million of restricted shares and 1.4 million of other securities available for future issuance under the 2007 Key Employee Incentive Plan (the “Plan”).  This Plan originally provided for a maximum of 1.8 million new securities to be issued to key employees as defined in the Plan.  During 2010, the Plan was amended to provide for an additional 1.5 million of securities.  The Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock and performance shares, and expires in April 2013.  The plan also authorizes other awards denominated in monetary units or shares of common stock payable in cash or shares of common stock.  At January 1, 2011, there were no SARs outstanding.  In April 2008, the 2003 Key Employee Stock Plan (the 2003 Plan) expired and there were no further securities awarded from this plan.

Long-term Incentive Plans
Long-term performance-based incentive plans are accounted for as liability share-based payment plans.  Once certain performance-based measures are attained, the related liabilities are converted into equity instruments.  As part of the change in control, all liability share-based payment plans were paid in the form of cash at 100%, totaling $3.2 million.  As a result, there was no further liability for share-based payment plans as of January 1, 2011.  As of December 26, 2009, liabilities for long-term incentive plans totaled $0.9 million.

Employee Stock Options
As of January 1, 2011, there was $1.2 million of unrecognized compensation expense related to outstanding stock options issued to Snyder’s option holders at the time of Merger.  The vesting of all other options was accelerated in connection with the change in control, resulting in additional expense of $2.1 million during 2010.  Cash received from option exercises during 2010, 2009 and 2008 was $9.9 million, $3.6 million and $2.1 million, respectively.  The benefit realized for the tax deductions from option exercises was $3.2 million, $0.6 million and $0.4 million, respectively, during 2010, 2009 and 2008.  The total intrinsic value of stock options exercised during 2010, 2009 and 2008 was $22.5 million, $2.1 million and $1.0 million, respectively.

The Board of Directors approved the payment of up to $1.50 to each option holder to the extent that the change in the market value of the common stock did not decline by the intrinsic value of the special dividend prior to and after the ex-dividend date. The reduction in our stock price was less than the special dividend of $3.75, resulting in additional cash payments to option holders of $1.48 per share for those options that would not have been in compliance with Section 409A of the Internal Revenue Code if their grant price were to have been adjusted by the $3.75 special dividend amount. The majority of option holders received this payment, resulting in additional expense of $2.6 million in 2010.

Stock options become exercisable in periods ranging up to five years after the grant date.  The option price, which equals the fair market value of our common stock at the date of grant, ranges from $1.22 to $21.52 per share for the outstanding options as of January 1, 2011.  The weighted average exercise price of exercisable options was $10.06 as of January 1, 2011.

	Options Outstanding	Outstanding Weighted Average Exercise Price	Options Exercisable
Balance at December 26, 2009	1,525,917	$18.05	909,496
Granted	480,412	22.01
Assumed in the Merger	3,296,105	3.55
Exercised	(1,420,615)	7.18
Expired/Forfeited	(193,731)	13.06
Balance at January 1, 2011	3,688,088	$10.06	3,472,887

Weighted average contractual term	5.7 years		5.7 years

Aggregate intrinsic value	$52.7 million		$49.3 million

Employee Restricted Stock and Restricted Stock Unit Awards
As of January 1, 2011, there was no unrecognized compensation expense related to outstanding restricted stock awards, due to the change-in-control, which accelerated the vesting of all restricted stock and resulted in additional expense of $2.4 million.

During 2005, we awarded to our Chief Executive Officer 300,000 restricted stock units, half of which would be settled in common stock shares under the 2003 Key Employee Stock Plan and half of which would be settled in cash.  During 2006, the Compensation Committee of the Board of Directors approved an amendment that re-designated the 150,000 units that were to be settled in cash to units settled in stock under the 1997 Incentive Equity Plan.  These restricted units were classified as equity.  Compensation costs associated with the restricted stock units that are settled in common stock shares were amortized over the vesting period through May 2010.  During the second quarter of 2010, we net-settled 172,650 of these units as common stock shares and withheld the remaining 127,350 units to cover the payment of $2.5 million of employee withholding taxes.  Accrued dividends on these restricted stock units of $0.9 million were settled in cash.

During 2006, the Compensation Committee of the Board of Directors approved the 2006 Five-Year Performance Equity Plan for Officers and Senior Managers, which included performance equity units to be paid in common stock to key employees in 2011.  All shares to be issued under the Five-Year Performance Equity Plan were awarded under the 2003 Plan.  The number of awards ultimately issued under this plan is contingent upon our relative stock price compared to the Russell 2000 Index and can range from zero to 100% of the awards granted.  The fair value of the award was calculated using the Monte Carlo valuation method.  This method estimates the probability of the potential payouts using the historical volatility of our common stock compared to the Russell 2000 Index.  Included in our assumptions was a risk-free interest rate of 4.53%, expected volatility of 35.08%, and an expected dividend rate of 2.8%.  Based on these assumptions, a discount rate of 33.4% was applied to the market value on the grant date.  Compensation costs associated with the restricted stock units are amortized over the vesting period through the end of 2010.  As a result of the change in control, performance equity units were paid in the form of cash, resulting in a $4.2 million reclassification from equity to a liability-based plan and an additional $3.4 million of expense.

	Restricted Stock and Restricted Unit Awards Outstanding	Weighted Average Grant Date Fair Value
Balance at December 26, 2009	966,174	$18.50
Granted	91,790	21.49
Exercised/Vested	(699,519)	16.91
2006 Five-Year Plan Settled in Cash	(337,909)	14.50
Expired/Forfeited	(20,536)	20.85
Balance at January 1, 2011	-	$-

The deferred portion of these restricted shares is included in the Consolidated Balance Sheets as additional paid-in capital.  The weighted average grant date fair value for awards granted during 2009 and 2008 was $20.98 and $16.70, respectively.

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

Non-Employee Director Stock Option Plan
In 1995, we adopted a Nonqualified Stock Option Plan for Non-Employee Director (Director Plan).  The Director Plan requires among other things that the options are not exercisable unless the optionee remains available to serve as a director until the first anniversary of the date of grant, except that the initial option shall be exercisable after six months.  The options under this plan vest on the first anniversary of the date of grant.  Options granted under the Director Plan expire ten years from the date of grant.  After December 28, 2002, there were no awards made under this plan.  The option price, which equals the fair market value of our common stock at the date of grant, ranges from $9.38 to $13.61 per share.  There were 8,000 options outstanding at January 1, 2011.  At January 1, 2011, the weighted average remaining contractual term was 0.7 years, and the aggregate intrinsic value was $0.1 million.

	Options Outstanding	Weighted Average Exercise Price	Options Exercisable
Balance at December 26, 2009	44,000	$12.87	44,000
Granted	-	-
Exercised	(36,000)	12.68
Expired/Forfeited	-	-
Balance at January 1, 2011	8,000	$13.77	8,000

Non-Employee Director Restricted Stock Awards
In 2008, we adopted the Lance, Inc. 2008 Director Stock Plan (“2008 Director Plan”).  With the adoption of the 2008 Director Plan, no further awards will be made under the 2003 Director Plan that expired in April 2008.

The 2008 Director Plan is intended to attract and retain persons of exceptional ability to serve as Directors and to further align the interests of Directors and stockholders in enhancing the value of our common stock and to encourage such Directors to remain with and to devote their best efforts to the Company.  The Board of Directors reserved 200,000 shares of common stock for issuance under the 2008 Director Plan.  This number is subject to adjustment in the event of stock dividends and splits, recapitalizations and similar transactions.  The 2008 Director Plan is administered by the Board of Directors and expires in April 2013.  As of January 1, 2011, there were 128,000 shares available for future issuance under the 2008 Director Plan.

In 2010, we awarded 32,000 shares of common stock to our directors, at a grant date fair value of $18.02 and subject to certain vesting restrictions.  During 2009 and 2008, we awarded 24,000 and 16,000 shares of common stock to our directors with a grant date fair value of $20.97 and $20.36, respectively.  At January 1, 2011, there were no unvested restricted shares outstanding under the 2008 Director Plan due to the acceleration of the vesting of these restricted shares resulting from the change in control.  Compensation costs associated with these restricted shares are amortized over the vesting or service period, at which time the earned portion is charged against current earnings.  The deferred portion of these restricted shares is included in the Consolidated Balance Sheets as additional paid-in capital.  Additional expense of $0.3 million was recognized during 2010, due to the acceleration of the vesting.

Employee Stock Purchase Plan
We have an employee stock purchase plan under which shares of common stock are purchased on the open market with employee and employer contributions.  The plan provides for the Company to contribute an amount equal to 10% of the employees’ contributions.  We contributed less than $0.1 million to the employee stock purchase plan during each of 2010, 2009 and 2008.

NOTE 5.  INVESTMENTS

We own a non-controlling equity interest in an organic snack food company, Late July Snacks LLC (“Late July”).  This investment is reflected in other assets on the Consolidated Balance Sheets.  During 2010, 2009 and 2008, the equity method losses were less than $0.2 million, $0.1 million, and $0.2 million, respectively, and have been recorded in other expense on the Consolidated Statements of Income.  We also manufacture products for Late July.  As of January 1, 2011 and December 26, 2009, accounts receivable due from Late July totaled $0.4 million and $0.5 million, respectively.

As a result of the Merger, we assumed $9.1 million of long-term investments consisting of limited partnerships and real estate investment trusts, which do not have readily determinable fair values based on quoted market prices.  Since our ownership interests are less than 5%, these investments are recorded at cost and adjusted for impairments considered other than temporary.  Distributions received are recorded as either a return of capital or as investment income if in the form of a dividend.

NOTE 6.  INVENTORIES

Both the LIFO and FIFO methods were previously used to value inventory. Effective December 6, 2010, we changed the accounting policy for those inventories previously valued using LIFO, to FIFO.  Refer to Note 2 for more information.

Inventories at January 1, 2011 and December 26, 2009 consisted of the following:

(in thousands)	2010	2009*

Finished goods	$55,658	$33,060
Raw materials	17,015	11,732
Supplies, etc.	24,263	19,081
Total inventories	$96,936	$63,873

The increase in inventory during 2010 was primarily due to the Merger.

* 2009 amounts have been reclassified to reflect the change in accounting for inventory, see Note 2.

NOTE 7.  FIXED ASSETS

Fixed assets at January 1, 2011 and December 26, 2009 consisted of the following:

(in thousands)	2010	2009

Land and land improvements	$29,102	$15,363
Buildings and building improvements	128,082	89,594
Machinery, equipment and computer systems	383,807	326,916
Trucks and automobiles	68,780	60,335
Furniture and fixtures	9,534	4,429
Construction in progress	17,630	13,304
	636,935	509,941
Accumulated depreciation and amortization	(299,877)	(281,191)
	337,058	228,750
Assets held for sale	(385)	(2,769)
Fixed assets, net	$336,673	$225,981

The increase in fixed assets during 2010 was primarily due to fixed assets acquired in connection with the Merger.

Depreciation expense related to fixed assets was $39.1 million during 2010, $34.6 million during 2009, and $32.0 million during 2008.

During 2009, we capitalized $0.2 million of interest expense into fixed assets as part of our ERP system implementation.  No interest was capitalized during 2010.

At December 26, 2009, assets held for sale consisted of land and buildings related to certain properties in Little Rock, Arkansas and Columbus, Georgia.  During 2009, we closed our Brent & Sam’s Little Rock, Arkansas facility and relocated our manufacturing equipment and production to Charlotte, North Carolina.  We sold the Little Rock, Arkansas facility in 2010.  At January 1, 2011, assets held for sale consisted of land and buildings in Columbus, Georgia.

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the fiscal year ended January 1, 2011, are as follows:

(in thousands)	Carrying Amount

Balance as of December 27, 2008	$80,110
Business acquisitions	5,745
Purchase price adjustments	(591)
Changes in foreign currency exchange rates	5,645
Balance as of December 26, 2009	$90,909
Merger with Snyder's	283,267
Changes in foreign currency exchange rates	2,105
Balance as of January 1, 2011	$376,281

As of January 1, 2011 and December 26, 2009, acquired intangible assets consisted of the following:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

As of January 1, 2011:
Customer relationships - amortized	$64,168	$(1,384)	$62,784
Non-compete agreement - amortized	500	(451)	49
Routes - unamortized	50,485	-	50,485
Trademarks - unamortized	294,787	(526)	294,261
Balance as of January 1, 2011	$409,940	$(2,361)	$407,579

As of December 26, 2009:
Customer relationships - amortized	$6,668	$(678)	$5,990
Non-compete agreement - amortized	500	(197)	303
Trademarks - unamortized	29,387	(526)	28,861
Balance as of December 26, 2009	$36,555	$(1,401)	$35,154

During 2010, we added approximately $373.5 million of intangible assets from the Merger.

Intangibles subject to amortization are being amortized over a weighted average useful life of 18.4 years.  The intangible assets related to customer relationships are being amortized over a weighted average useful life of 18.5 years and will be amortized through November 2029.  The intangible asset related to the non-compete agreement is being amortized over 2 years.  Amortization expense related to intangibles was $1.0 million, $0.6 million and $0.3 million for the years ended January 1, 2011, December 26, 2009 and December 27, 2008, respectively.  We estimate that annual amortization expense for intangible assets over each of the next five years (2011 through 2015) is $3.5 million.

The trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely.  Although trademarks are not amortized, they are reviewed for impairment as conditions change or at least on an annual basis.

NOTE 9.  LONG-TERM DEBT

In December 2010, we amended a portion of our existing credit agreement and entered into a new credit agreement, which allows us to make revolving credit borrowings of up to $265 million through December 2015.

As part of the Merger, we assumed debt with a total fair value of approximately $124.5 million with maturities extending to 2020 and interest rates currently ranging from 0.61% to 8.0%.  This includes capital leases totaling less than $0.1 million.  At January 1, 2011 and December 26, 2009, we had the following debt outstanding:

(in thousands)	2010	2009

Unsecured U.S. term loan due October 2011, interest payable based on the 30-day Eurodollar rate, plus applicable margin of 0.40%, (0.66% at January 1, 2011 and 0.63% at December 26, 2009, including applicable margin)	50,000	50,000
Unsecured U.S. Dollar-denominated revolving credit facility, interest payable based on the weighted-average 30-day Eurodollar rate, plus applicable margin of 0.32% (0.78% at December 26, 2009, including applicable margin)	-	63,000
Unsecured U.S. Dollar-denominated revolving credit facility due December 7, 2015, interest payable based on the weighted-average 30-day Eurodollar rate, plus applicable margin of 1.50% (1.76% at January 1, 2011, including applicable margin)	111,000	-
Private placement senior notes with $100 million due June 2017, interest payable based on fixed rate of 5.72%, including a fair value adjustment of $6.7 million	106,746	-
Secured bank loan due October 2015, interest payable based on 1-month LIBOR plus applicable margin of 0.35% (0.61% at January 1, 2011, including applicable margin)	5,441	-
Secured bank loan due November 2013, interest payable based on 1-month LIBOR plus applicable margin of 0.85% (1.11% at January 1, 2011)	2,917	-
Revolving equipment credit facility due November, 2011, interest payable based on the LIBOR plus applicable margin of 2.50% (2.76% at January 1, 2011, including applicable margin)	657	-
Various unsecured loans due from 2011 to 2020, interest payable based on various fixed and variable rates currently ranging from 0.96% to 8.0%	8,451	-
Other	17	-
Total debt	285,229	113,000
Less: Current portion of long-term debt	(57,767)	-
Total long-term debt	$227,462	$113,000

During 2010, the proceeds from the increase in debt were primarily used to fund Merger-related costs.

The applicable margin is determined by certain financial ratios.  The credit agreement also requires us to pay a facility fee on the entire $265 million revolver ranging from 0.175% to 0.35% based on certain financial ratios.  Including the effect of interest rate swap agreements, the weighted average interest rate for 2010 and 2009 was 4.0% and 3.1%, respectively.  See Note 10, Derivatives, for further information on our interest rate swap agreements.

The carrying value of all long-term debt approximates fair value since its variable interest rate is based on current market rates and interest payments are made monthly, with the exception of the private placement senior notes, where interest payments are made semi-annually.  At January 1, 2011 and December 26, 2009, we had available $154.0 million and $35.6 million, respectively, of unused credit facilities.  Under certain circumstances and subject to certain conditions, we have the option to increase available credit under the credit agreement by up to $100.0 million during the life of the facility.

The credit agreement requires us to comply with certain defined covenants, such as a maximum debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio of 3.25, or 3.50 for four consecutive periods following a material acquisition, and a minimum interest coverage ratio of 2.5.  At January 1, 2011, our debt to EBITDA ratio was 1.96, and our interest coverage ratio was 9.1.  In addition, our revolving credit agreement restricts payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $200.0 million.  At January 1, 2011, our consolidated stockholders’ equity was $836.6 million.  We were in compliance with these covenants at January 1, 2011.  Total interest expense under all credit agreements for 2010, 2009 and 2008 was $3.9 million, $3.4 million and $3.2 million, respectively.  During 2010, we capitalized no interest expense into fixed assets as part of our ERP system implementation, as compared to $0.2 million which we capitalized during 2009.

NOTE 10.  DERIVATIVE INSTRUMENTS

We are exposed to certain risks relating to our ongoing business operations.  We use derivative instruments to manage risks related to interest rate and foreign exchange rate movements, and certain commodity prices.

Financial instruments are not used for speculative purposes.  If we elect to do so, and if the instrument meets certain criteria, management designates its derivatives as cash flow hedges.  For designated cash flow hedges, the effective portion of the change in fair value is included in accumulated other comprehensive income/(loss), net of related tax effects, with the corresponding asset or liability recorded in the Consolidated Balance Sheets.  The ineffective portion of the gain or loss, if any, is immediately recognized in the same caption where the hedged items are recognized in the Consolidated Statements of Income.

In the fourth quarter of 2010, we acquired a portfolio of derivative financial instruments related to the Merger, which Snyder’s entered into in the ordinary course of business and which may have been previously designated as hedges. At the December 6, 2010 Merger date, these instruments became undesignated and we established our intent for each derivative strategy.  We elected to leave certain interest rate swaps and commodity hedge instruments in place as economic hedges only and account for them as undesignated.  The remaining interest rate swaps were re-designated as cash flow hedges.

The fair value of the derivative instrument asset/(liability) in the Consolidated Balance Sheets using Level 2 inputs is as follows:

(in thousands)	2010	2009

Derivatives designated as hedging instruments:
Interest rate swaps (included in Other noncurrent liabilities)	$(2,630)	$(3,461)
Foreign currency forwards (included in Prepaid expenses and other current assets)	256	839
	$(2,374)	$(2,622)

Derivatives not designated as hedging instruments:
Interest rate swaps (included in Other noncurrent liabilities)	$(485)	$-
Commodity hedges (included in Prepaid expenses and other current assets)	538	-
	$53	$-

Cash Flow Hedges

Interest Rate Swaps
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest.  To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable rate debt.  The fair value of interest rate swaps is determined by third-party financial institutions.

In November 2006, we entered into an interest rate swap agreement on $35 million of debt in order to fix the interest rate at 4.99%, plus applicable margin, through October 2011.  The applicable margin on January 1, 2011, was 0.40%.  The fair value of the interest rate swap liability was $1.3 million and $2.5 million at January 1, 2011 and December 26, 2009, respectively.

In July 2008, we entered into an interest rate swap agreement on an additional $15 million of debt in order to fix the interest rate at 3.87%, plus applicable margin, through October 2011.  The applicable margin on January 1, 2011, was 0.40%.  The fair value of the interest rate swap liability was $0.4 million and $0.8 million at January 1, 2011 and December 26, 2009, respectively.

In February 2009, we entered into an interest rate swap agreement on an additional $15 million of debt in order to fix the interest rate at 1.68%, plus applicable margin, through October 2011.  We terminated this interest rate swap in the fourth quarter of 2010 for $0.2 million as a result of the termination of the underlying debt as part of the Merger, and recorded it in Other expense, net.

We assumed interest rate swaps with a notional amount of $12.0 million in connection with the Merger, which are used to manage the exposure to changing interest rates, through March 2017.  The fair value of the interest swap liabilities was $0.9 million at January 1, 2011.

While these swaps fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $2.5 million lower without these swaps during 2010.  These swaps are accounted for as cash flow hedges.

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

The pre-tax income/(expense) effect of designated derivative instruments on the Consolidated Statements of Income is as follows:
(in thousands)	2010	2009

Interest rate swaps (included in Interest expense, net)	$(2,503)	$(2,349)
Foreign currency forwards (included in Net revenue)	1,381	(1,045)
Foreign currency forwards (included in Other expense, net)	(145)	(60)
Total net pre-tax expense from derivative instruments	$(1,267)	$(3,454)

The change in unrealized pre-tax gains/(losses) included in other comprehensive income due to fluctuations in interest rates and foreign exchange rates were as follows:
(in thousands)	2010	2009

Interest rate swaps	$1,788	$811
Foreign currency forwards	(583)	2,933
Total change in unrealized pre-tax gains from derivative instruments (effective portion)	$1,205	$3,744

Undesignated Hedges

Interest Rate Swaps:
We assumed interest rate swaps with a notional amount of $3.8 million in connection with the Merger, which are used to manage the exposure to changing interest rates.  The pre-tax gain effect of interest rate swaps not designated as cash flow hedges was as follows:
(in thousands)	2010	2009

Interest rate swaps (included in Interest expense, net)	$58	$-

Commodity Contracts:
Commodity contracts are used to manage price risks related to a portion of anticipated commodity prices, primarily for flour.  The objective of the hedge is to reduce the variability of cash flows associated with the forecasted purchase of these commodities.  In conjunction with the Merger, we assumed 40 commodity contracts for approximately 200,000 bushels of wheat with a notional amount of $0.5 million at January 1, 2011.  The contracts mature in May 2011.  The pre-tax gain/(loss) effect of commodity hedges not designated as hedges was as follows:
(in thousands)	2010	2009

Commodity contracts (included in Cost of sales)	$60	$-

The counterparty risk associated with our derivative instruments in an asset position is considered to be low, because we limit our exposure to strong, creditworthy counterparties.

NOTE 11.  INCOME TAXES

Income tax expense consists of the following:

(in thousands)	2010	2009	2008
Current:
Federal	$(11,491)	$14,457	$3,140
State and other	(2,101)	1,275	240
Foreign	995	(257)	102
	(12,597)	15,475	3,482
Deferred:
Federal	17,144	2,031	6,460
State and other	799	55	713
Foreign	285	742	(695)
	18,228	2,828	6,478
Total income tax expense	$5,631	$18,303	$9,960

A reconciliation of the federal income tax rate to our effective income tax rate for the years ended January 1, 2011, December 26, 2009, and December 27, 2008 follows:

	2010	2009	2008

Statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	-10.4%	1.5%	1.1%
Net favorable foreign income taxes as a result of tax adjustments and tax rate differences	-3.9%	-0.4%	-0.9%
Non-deductible merger transaction costs	42.7%	-	-
Non-deductible compensation	9.6%	0.8%	1.5%
Deduction for inventory contributions	-3.6%	-0.4%	-0.6%
Credit for research activities	-3.3%	-0.8%	-0.8%
Meals and entertainment	3.6%	0.5%	1.0%
Miscellaneous items, net	-0.7%	-1.9%	-1.7%
Effective income tax rate	69.0%	34.3%	34.6%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 1, 2011 and December 26, 2009, are presented below:
(in thousands)	2010	2009
Deferred tax assets:
Reserves for employee compensation, deductible when paid for income tax purposes, accrued for financial reporting purposes	$19,472	$9,183
Reserves for insurance claims, deductible when paid for income tax purposes, accrued for financial reporting purposes	5,129	4,274
Other reserves, deductible when paid for income tax purposes, accrued for financial reporting purposes	6,203	2,691
Unrealized losses, deductible when realized for income tax purposes, included in other comprehensive income	590	1,070
Basis difference in fixed rate debt	2,558	-
Basis difference in non-current investments	2,661	-
Inventories, principally due to additional costs capitalized for income tax purposes	1,305	1,468
Net state and foreign operating loss and tax credit carryforwards	1,765	274
Total gross deferred tax assets	39,683	18,960
Less valuation allowance	(500)	(193)
Net deferred tax assets	39,183	18,767

Deferred tax liabilities:
Fixed assets, principally due to differences in depreciation, net of impairment reserves	(60,779)	(38,173)
Intangible assets, principally due to differences in amortization and acquisition basis differences	(140,297)	(4,423)
Inventories, principally due to change in method of accounting for inventory	(1,872)	(2,013)
Prepaid expenses and other costs deductible for tax, amortized for financial statement purposes.	(2,701)	(1,896)
Total gross deferred tax liabilities	(205,649)	(46,505)
Total net deferred tax liabilities	$(166,466)	$(27,738)

In 2010 and 2009, the valuation allowance on deferred tax assets related to a state net operating loss carryforward, which management did not believe would be fully utilized due to the limited nature of our activities in that state.

Our effective tax rate is based on the level and mix of income of our separate legal entities, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate.  Significant judgment is required in evaluating tax positions that affect the annual tax rate.

Pre-tax income from our Canadian operations was $4.6 million in 2010 and $1.9 million in 2009.  Pre-tax losses were $2.1 million in 2008.

We adjust unrecognized tax liabilities in light of changing facts and circumstances, such as the progress of a tax audit.  As of January 1, 2011, we have recorded gross unrecognized tax benefits totaling $3.8 million and related interest and penalties of $1.5 million in other long-term liabilities on the Consolidated Balance Sheets.  Of this total amount, $4.0 million would affect the effective tax rate if subsequently recognized.  We expect that certain income tax audits will be settled and various tax authorities’ statutes of limitations will expire during the next twelve months resulting in a potential $0.1 million reduction of the unrecognized tax benefit amount.  We classify interest and penalties associated with income tax positions within income tax expense.  During both 2010 and 2009, $0.1 million of interest and penalties related to unrecognized tax benefits was recorded in income tax expense.

We have open years for income tax audit purposes in our major taxing jurisdictions according to statutes as follows:

Jurisdiction	Open Years
US federal	2007 and forward
Canada federal	2006 and forward
Ontario provincial	2004 and forward
Massachusetts	2001 and forward
North Carolina	2006 and forward
Iowa	2007 and forward
Missouri	2007 and forward
New York	2007 and forward
California	2006 and forward
Michigan	2006 and forward

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows:

(in thousands)	2010

Balance at December 26, 2009	$855
Additions for tax positions taken during the current period	139
Additions for tax positions assumed as part of the Merger	3,025
Reductions resulting from a lapse of the statute of limitations	(169)
Balance at January 1, 2011	$3,850

NOTE 12.  POSTRETIREMENT BENEFIT PLANS

We have a defined contribution retirement plan (known as the Lance, Inc. Profit-Sharing “PSR” and 401(k) Retirement Saving Plan) that covers substantially all of our Lance employees.  The PSR portion of the plan provides contributions equal to 3.25% of qualified wages if a participant has less than ten years of service, and 3.5% of qualified wages if over ten years of service.  The 401(k) portion of the plan provides participants with matching contributions equal to 50% of the participant contributions on the first 5% of qualified wages.  We also have a defined contribution retirement plan (known as the Snyder’s of Hanover, Inc. Contributory Retirement Plan - 401(k) Plan). All of Snyder’s full-time and part-time employees are eligible to participate in this plan, which provides participants with matching contributions equal to 70% of the first 6% of qualified wages.  Total expenses for these employee retirement plans were $9.7 million, $8.7 million and $8.0 million in 2010, 2009 and 2008, respectively.

Additionally, we provide supplemental retirement benefits to certain retired and active key officers.  The discounted liability recorded in other noncurrent liabilities on the Consolidated Balance Sheets was $1.3 million and $1.1 million at January 1, 2011 and December 26, 2009, respectively.

NOTE 13.  COMMITMENTS AND CONTINGENCIES

We have entered into contractual agreements providing severance benefits to certain key employees in the event of a change in control.  Commitments not previously accrued for under these agreements totaled $8.1 million and $28.4 million at January 1, 2011 and December 26, 2009, respectively.

We have entered into contractual agreements providing severance benefits to certain key employees in the event of termination without cause.  Commitments under these agreements not previously accrued for were $5.5 million and $9.6 million as of January 1, 2011 and December 26, 2009, respectively.  The maximum aggregate unrecognized commitment for both the change in control and severance agreements as of January 1, 2011 and December 26, 2009 was $9.5 million and $31.1 million, respectively.

We lease certain facilities and equipment under contracts classified as operating leases.  Total rental expense was $9.8 million in 2010, $7.0 million in 2009 and $5.3 million in 2008.  In the third quarter of 2009, we entered into a 10-year operating lease agreement for a corporate office located in Charlotte, North Carolina, which allowed for the consolidation of two leased administrative office locations.

Future minimum lease commitments for operating leases at January 1, 2011 were as follows:

(in thousands)	Amount
2011	$13,355
2012	10,912
2013	8,493
2014	6,448
2015	4,739
Thereafter	11,475
Total operating lease commitments	$55,422

We also maintain various standby letters of credit, such as those in connection with our self-insurance reserves for casualty claims.  These letters of credit amounted to $16.2 million as of January 1, 2011.

We entered into agreements with suppliers for certain ingredients, packaging materials and energy used in the production process.  These agreements are entered into in the normal course of business and consist of agreements to purchase a certain quantity over a certain period of time.  As of January 1, 2011, outstanding purchase commitments totaled $169.6 million.  These commitments range in length from a few weeks to twelve months.

We guarantee approximately 230 loans made to independent distributors by a third party financial institution for the purchase of distribution routes and trucks. The outstanding aggregate balance on these loans was approximately $15 million as of January 1, 2011. The annual maximum amount of future payments we could be required to make under the guarantee equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year.

We have entered into loan service agreements with certain related parties that require us to repurchase certain distribution assets in the event an independent distributor defaults on a loan with the related party.  The Company is required to repurchase the assets 30 days after default at the fair market value as defined in the loan service agreement. As of January 1, 2011, there were approximately 900 outstanding loans made to independent distributors by the related parties for the purchase of distribution routes and trucks with an outstanding aggregate principal balance of approximately $46.3 million.  See Note 14 for more information regarding related parties.

In addition, we are subject to routine litigation and claims incidental to our business.  In our opinion, such routine litigation and claims should not have a material adverse effect upon our consolidated financial statements taken as a whole.

NOTE 14.  RELATED PARTY TRANSACTIONS

We own 51% of Patriot Snacks Real Estate, LLC (“Patriot”) and consolidate its balance sheet and operating results into our consolidated financial statements.  The remaining 49% is owned by one of our employees.

We own 80% of Michaud Distributors, Inc., which distributes our products in the northeastern United States.  As of January 1, 2011, we have notes receivable from two stockholders and an affiliate of Michaud Distributors, Inc. of $0.3 million.  The notes are unsecured, due upon demand, and bear interest at the best rate available to Michaud Distributors, Inc. by its primary commercial lenders.

As required by the Merger agreement, Snyder’s split dollar life insurance policies were purchased by irrevocable trusts for $2.4 million.  The grantors of these trusts are directors of the Company.  There were no gains or losses realized by the Company as a result of this transaction.

ARWCO Corporation, MAW Associates, LP and Warehime Enterprises, Inc. are significantly owned or controlled by the Chairman of the Board of Snyder’s-Lance, Inc. or direct family members.  These entities provide financing to independent distributors for the purchase of trucks and routes.  Our Chairman of the Board also serves as an officer and/or director of these entities. Transactions with these related parties are primarily related to the collection and remittance of loan payments on notes receivable held by the affiliates.  We are reimbursed for certain overhead and administrative services associated with the services provided to these related parties.  The receivable from, payable to, and administrative fee from these entities is not significant.

One of our directors, C. Peter Carlucci, Jr., is a member of Eckert Seamans Cherin & Mellott, LLC (“Eckert”), which serves as outside legal counsel to Snyder’s.  During the period between the merger date and January 1, 2011, there were no payments made to Eckert.

NOTE 15.  OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income presented in the Consolidated Balance Sheets consists of:
(in thousands)	2010	2009

Foreign currency translation adjustment	$15,956	$12,345
Net unrealized loss on derivative instruments, net of tax	(852)	(1,552)
Total accumulated other comprehensive income	$15,104	$10,793

Income taxes on the foreign currency translation adjustment in other comprehensive income are not recognized because the earnings are intended to be indefinitely reinvested in those operations.

NOTE 16.  GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

Geographic Information
Substantially all of our sales are to U.S customers.  Revenues are attributable to the United States and Canada based on the country in which the product is produced.  Revenues by country are as follows:

(in thousands)	2010	2009	2008

Country:
United States	$929,653	$871,964	$804,366
Canada	50,182	46,199	48,102
Net Revenue	$979,835	$918,163	$852,468

Long-lived assets, comprised of fixed assets, goodwill, other intangible assets and other noncurrent assets, located in the United States and Canada as of January 1, 2011 and December 26, 2009, are as follows:

(in thousands)	2010	2009

Country:
United States	$1,078,422	$298,419
Canada	60,167	58,990
Total long-lived assets	$1,138,589	$357,409

Significant Customers
Sales to our largest customer, Wal-Mart Stores, Inc., were approximately 23% of revenues in 2010, 22% in 2009 and 20% in 2008.  Accounts receivable at January 1, 2011, and December 26, 2009, included receivables from Wal-Mart Stores, Inc. totaling $22.9 million and $22.6 million, respectively.

NOTE 17.  INTERIM FINANCIAL INFORMATION (UNAUDITED)

A summary of interim financial information follows (in thousands, except per share data):

	2010 Interim Period Ended*
	March 27	June 26	September 25	January 1 (2011)
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(14 Weeks)
Net sales and other operating revenue	$221,617	$235,417	$237,683	$285,118
Cost of sales	137,742	137,982	143,062	182,229
Gross margin	83,875	97,435	94,621	102,889
Selling, general and administrative	80,420	77,682	78,416	123,111
Other expense, net	3,610	174	221	3,103
(Loss)/Income before interest and income taxes	(155)	19,579	15,984	(23,325)
Interest expense, net	860	862	841	1,358
(Loss)/Income before income taxes	(1,015)	18,717	15,143	(24,683)
Income tax (benefit)/expense	(330)	6,312	4,958	(5,309)
Net (loss)/income	$(685)	$12,405	$10,185	$(19,374)

Net (loss)/income per common share – basic	$(0.02)	$0.39	$0.32	$(0.48)
Weighted average shares outstanding - basic	31,758	31,978	32,140	40,164
Net (loss)/income per common share – diluted	$(0.02)	$0.38	$0.31	$(0.48)
Weighted average shares outstanding - diluted	31,758	32,502	32,672	40,164

Dividends declared per common share	$0.16	$0.16	$0.16	$3.91

	2009 Interim Period Ended*
	March 28	June 27	September 26	December 26
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)
Net sales and other operating revenue	$215,809	$236,355	$234,902	$231,097
Cost of sales	131,316	139,543	140,121	138,139
Gross margin	84,493	96,812	94,781	92,958
Selling, general and administrative	73,505	80,473	80,019	76,592
Other expense, net	61	547	644	521
Income before income taxes	10,927	15,792	14,118	15,845
Interest expense, net	812	910	796	834
Income before interest and income taxes	10,115	14,882	13,322	15,011
Income tax expense	3,600	5,298	4,514	4,890
Net income	$6,515	$9,584	$8,808	$10,121

Net income per common share – basic	$0.21	$0.30	$0.28	$0.32
Weighted average shares outstanding - basic	31,403	31,552	31,622	31,683
Net income per common share – diluted	$0.20	$0.30	$0.27	$0.31
Weighted average shares outstanding - diluted	32,064	32,293	32,519	32,655

Dividends declared per common share	$0.16	$0.16	$0.16	$0.16

* 2010 and 2009 amounts have been revised to reflect the change in accounting for inventory.  See Note 2 for more information.  The quarterly impacts are not material for the periods shown.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For Fiscal Years ended January 1, 2011, December 26, 2009, and December 27, 2008

(in thousands)	Beginning Balance	Additions/(Reductions) to Expense or Other Accounts	Deductions	Ending Balance

Fiscal year ended January 1, 2011:
Allowance for doubtful accounts	$972	2,649	(722)	$2,899
Deferred tax asset valuation allowance	$193	307 *	-	$500

Fiscal year ended December 26, 2009:
Allowance for doubtful accounts	$863	936	(827)	$972
Deferred tax asset valuation allowance	$199	(6)	-	$193

Fiscal year ended December 27, 2008:
Allowance for doubtful accounts	$506	763	(406)	$863
Deferred tax asset valuation allowance	$224	(25)	-	$199

* Represents $452 assumed from merger with Snyder's, offset by $145 reduction to expense.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Snyder’s-Lance, Inc.:

We have audited the accompanying consolidated balance sheets of Snyder’s-Lance, Inc. (the “Company”) as of January 1, 2011 and December 26, 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three year period ended January 1, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule “Valuation and Qualifying Accounts.”  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 1, 2011 and December 26, 2009, and the results of its operations and its cash flows for each of the years in the three year period ended January 1, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in the Summary of Significant Accounting Policies, the Company has changed its method of accounting for business combinations and noncontrolling interests in 2009, due to the adoption of Accounting Standards Codification Subtopics 805 and 810-10.  Additionally, the Company changed its method of accounting for inventories in 2010.

/s/ KPMG LLP

Charlotte, North Carolina
March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Snyder’s-Lance, Inc.:

We have audited Snyder’s-Lance, Inc.’s (the “Company”) internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In conducting its evaluation of the effectiveness of the Company’s internal control over financial reporting, management excluded the merger with Snyder’s of Hanover, Inc. (“Snyder’s”), which was completed on December 6, 2010 (the “Merger”).  Snyder’s represented approximately $995.3 million, or 68%, of the Company’s total assets as of January 1, 2011 and approximately $48.8 million, or 5%, of the Company’s total revenues for the year then ended.  The Merger is discussed more fully in Note 3, “Mergers and Acquisitions,” to the Company’s consolidated financial statements for fiscal 2010.  Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Snyder’s.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 1, 2011 and December 26, 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended January 1, 2011, and our report dated March 1, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Charlotte, North Carolina
March 1, 2011

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

Management assessed the effectiveness of internal control over financial reporting as of January 1, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of January 1, 2011.

In conducting our evaluation of the effectiveness of our internal control over financial reporting, management excluded the merger with Snyder’s of Hanover, Inc. (the “Merger”), which was completed on December 6, 2010.  Snyder’s represented approximately $995.3 million, or 68%, of our total assets as of January 1, 2011 and approximately $48.8 million, or 5%, of our total revenues for the year then ended.  The Merger is discussed more fully in Note 3, “Mergers and Acquisitions,” to our consolidated financial statements for fiscal 2010.  Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their first assessment of internal control over financial reporting following the date of the acquisition.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 1, 2011.  See page 60 for “Management’s Report on Internal Control over Financial Reporting.”  Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting.  The report of the independent registered public accounting firm appears on page 58.

There have been no changes in our internal control over financial reporting during the quarter ended January 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Items 10 through 14 are incorporated by reference to the sections captioned Security Ownership of Principal Stockholders and Management, Proposal 1—Election of Directors, Corporate Governance, Compensation Committee Interlocks and Insider Participation, Compensation Committee Report, Equity Compensation Plan Information, Director Compensation, Executive Compensation, Related Person Transactions and Ratification of Selection of Independent Public Accounting Firm in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2011 and Item X in Part I of this Annual Report captioned Executive Officers of the Registrant.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following financial statements are filed as part of this report:
Page
Consolidated Statements of Income for the Fiscal Years Ended January 1, 2011, December 26, 2009, and December 27, 2008	26

Consolidated Balance Sheets as of January 1, 2011 and December 26, 2009	27

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Fiscal Years Ended January 1, 2011, December 26, 2009, and December 27, 2008	28

Consolidated Statements of Cash Flows for the Fiscal Years Ended January 1, 2011, December 26, 2009, and December 27, 2008	29

Notes to Consolidated Financial Statements	30

(a) 2. Financial Schedules.

Schedules have been omitted because of the absence of conditions under which they are required or because information required is included in financial statements or the notes thereto.

(a) 3. Exhibit Index.

2.1                   Agreement and Plan of Merger, dated as of July 21, 2010 among Lance, Inc., Lima Merger Corp. and Snyder’s of Hanover, Inc., incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-4 filed on October 21, 2010 (File No. 333-168849).

2.2                   Amendment No. 1 to Agreement and Plan of Merger among Lance, Inc., Lima Merger Corp. and Snyder’s of Hanover, Inc., dated as of September 30, 2010, incorporated herein by reference to Exhibit 2.2 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-4 filed on October 21, 2010 (File No. 333-168849).

3.1                   Restated Articles of Incorporation of the Registrant as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998 (File No. 0-398).

3.2                   Articles of Amendment to Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2010 (File No. 0-398).

3.3         Bylaws of Snyder’s-Lance, Inc., as amended through December 6, 2010, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 6, 2010 (File No. 0-398).

4.1 See 3.1, 3.2 and 3.3 above.
4.2         Amended and Restated Note Purchase Agreement, dated as of December 7, 2010, among the Registrant, Snyder’s of Hanover, Inc., Snyder’s Manufacturing, Inc. and each of the note holders named therein, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 13, 2010 (File No. 0-398).

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

10.4   Lance, Inc. 1995 Nonqualified Stock Option Plan for Non-Employee Directors, amended through September 30, 2010, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2010 (File No. 0-398).

10.5         Lance, Inc. 1997 Incentive Equity Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 0-398).

10.6                   Lance, Inc. 2003 Key Employee Stock Plan, as amended, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 0-398).

10.7 Lance, Inc. 2003 Director Stock Plan, incorporated herein by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8 filed on May 2, 2003 (File No. 333-104961).

10.8                   Lance, Inc. 2007 Key Employee Incentive Plan, as amended effective May 4, 2010, incorporated herein by reference to Annex A of the Registrant’s Proxy Statement filed on February 26, 2010 (File No. 0-398).

10.9 Lance, Inc. 2008 Director Stock Plan, incorporated herein by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 filed on May 15, 2008 (File No. 333-150931).

10.10            Snyder’s of Hanover, Inc. Non-Qualified Stock Option Plan, as amended and restated effective January 2, 2005, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No.1 on Form S-8 to Form S-4 filed on December 8, 2010 (File No. 0-398).

10.11             Amendment No. 1 to the Snyder’s of Hanover, Inc. Non-Qualified Stock Option Plan, effective as of December 6, 2010, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Post-Effective Amendment No.1 on Form S-8 to Form S-4 filed on December 8, 2010 (File No. 0-398).

10.12*                   Lance, Inc. Compensation Deferral and Benefit Restoration Plan, as amended, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-398).

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

10.16*                   Lance, Inc. 2010 Annual Performance Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2010 (File No. 0-398).

10.17*            Lance, Inc. 2010 Three-Year Performance Incentive Plan for Officers and Key Managers, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2010 (File No. 0-398).

10.18*             Lance, Inc. 2005 Employee Stock Purchase Plan, as amended and restated, incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-398).

10.19*             Executive Employment Agreement dated May 11, 2005 between the Registrant and David V. Singer, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2005 (File No. 0-398).

10.20*             Executive Employment Agreement Amendment dated April 24, 2008 between the Registrant and David V. Singer, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 28, 2008 (File No. 0-398).

10.21*             Amended and Restated Compensation and Benefits Assurance Agreement dated April 24, 2008 between the Registrant and David V. Singer, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 28, 2008 (File No. 0-398).

10.22*                   Restricted Stock Unit Award Agreement dated May 11, 2005 between the Registrant and David V. Singer, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 16, 2005 (File No. 0-398).

10.23*             Restricted Stock Unit Award Agreement Amendment dated April 27, 2006 between the Registrant and David V. Singer, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 3, 2006 (File No. 0-398).

10.24*             Restricted Stock Unit Award Agreement Amendment Number Two dated April 24, 2008 between the Registrant and David V. Singer, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 28, 2008 (File No. 0-398).

10.25*                   Form of Amended and Restated Compensation and Benefits Assurance Agreement between the Registrant and each of Rick D. Puckett, Glenn A. Patcha and Blake W. Thompson, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 28, 2008 (File No. 0-398).

10.26*                   Amendment to Compensation and Benefits Assurance Agreement, dated as of December 17, 2010, between the Company and Glenn A. Patcha, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2010 (File No. 0-398).

10.27*                   Amended and Restated Executive Severance Agreement dated April 24, 2008 between the Registrant and Earl D. Leake, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 28, 2008 (File No. 0-398).

10.28*             Form of Executive Severance Agreement between the Registrant and each of Glenn A. Patcha, Rick D. Puckett, Blake W. Thompson and Margaret E. Wicklund, incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (File No. 0-398).

10.29*             Retirement Agreement, effective January 15, 2010, between the Registrant and Earl D. Leake, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2010 (File No. 0-398).

10.30             Credit Agreement, dated as of October 20, 2006, among the Registrant, Tamming Foods, Ltd., Bank of America, National Association, Wachovia Capital Markets, LLC and the other lenders named therein, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006 (File No. 0-398).

10.31             First Amendment, dated March 19, 2010, to the Credit Agreement dated as of October 20, 2006, among the Registrant, Tamming Foods, Ltd., Bank of America, National Association, Wells Fargo Securities, LLC (formerly Wachovia Capital Markets, LLC) and the other lenders named therein, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 27, 2010 (File No. 0-398).

10.32              Second Amendment, dated December 7, 2010, to the Credit Agreement dated as of October 20, 2006, among the Company, Tamming Foods, Ltd., Bank of America, National Association, Wells Fargo Securities, LLC (formerly Wachovia Capital Markets, LLC) and the other lenders named therein, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 13, 2010 (File No. 0-398).

10.33             Credit Agreement, dated as of December 7, 2010, among the Company, each of the lenders named therein, Bank of America, National Association, as administrative agent and issuing lender, and JP Morgan Chase Bank, N.A. and Manufacturers and Traders Trust Company, as co-syndication agents, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 13, 2010 (File No. 0-398).

12 Computation of Ratio of Earnings to Fixed Charges, filed herewith.

18 Independent Registered Public Accounting Firm’s Preferability Letter, filed herewith.
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

101         The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

________________________
* Management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNYDER’S-LANCE, INC.

Dated: March 1, 2011	By:	/s/ David V. Singer
David V. Singer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ David V. Singer	Chief Executive Officer (Principal	March 1, 2011
David V. Singer	Executive Officer) and Director

/s/ Rick D. Puckett	Executive Vice President, Chief	March 1, 2011
Rick D. Puckett	Financial Officer, Treasurer and
Secretary (Principal Financial
Officer)

/s/ Margaret E. Wicklund	Vice President, Corporate Controller	March 1, 2011
Margaret E. Wicklund	and Assistant Secretary (Principal
Accounting Officer)

/s/ Michael A. Warehime	Chairman of the Board of Directors	March 1, 2011
Michael A. Warehime

/s/ W. J. Prezzano	Lead Independent Director	March 1, 2011
W. J. Prezzano

/s/ Jeffrey A. Atkins	Director	March 1, 2011
Jeffrey A. Atkins

/s/ Peter P. Brubaker	Director	March 1, 2011
Peter P. Brubaker

/s/ C. Peter Carlucci, Jr.	Director	March 1, 2011
C. Peter Carlucci, Jr.

/s/ John E. Denton	Director	March 1, 2011
John E. Denton

/s/ William R. Holland	Director	March 1, 2011
William R. Holland

/s/ James W. Johnston	Director	March 1, 2011
James W. Johnston

/s/ Carl E. Lee, Jr.	President and Chief Operating Officer	March 1, 2011
Carl E. Lee, Jr.	and Director

/s/ Dan C. Swander	Director	March 1, 2011
Dan C. Swander

/s/ Isaiah Tidwell	Director	March 1, 2011
Isaiah Tidwell

/s/ Patricia A. Warehime	Director	March 1, 2011
Patricia A. Warehime

/s/ Sally W. Yelland	Director	March 1, 2011
Sally W. Yelland