Form 10-Q
period 2011-04-02
SNYDER'S-LANCE, INC.
filed 2011-05-05
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
 of the Securities Exchange Act of 1934

For the quarter ended April 2, 2011

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

The number of shares outstanding of the registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock as of April 29, 2011, was 67,199,422 shares.

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income/(Loss) (Unaudited)
For the Quarters Ended April 2, 2011 and March 27, 2010
(in thousands, except per share data)

	Quarter Ended
	April 2, 2011	March 27, 2010*

Net revenue	$388,471	$221,617
Cost of sales	247,299	137,742
Gross margin	141,172	83,875

Selling, general and administrative	120,905	80,420
Other expense, net	39	3,610
Income/(loss) before interest and income taxes	20,228	(155)

Interest expense, net	2,660	860
Income/(loss) before income taxes	17,568	(1,015)

Income tax expense/(benefit)	6,525	(330)
Net income/(loss)	11,043	(685)
Net income attributable to noncontrolling interests	194	-
Net income/(loss) attributable to Snyder’s-Lance, Inc.	$10,849	$(685)

Basic earnings/(loss) per share	$0.16	$(0.02)
Weighted average shares outstanding – basic	66,732	31,758

Diluted earnings/(loss) per share	$0.16	$(0.02)
Weighted average shares outstanding – diluted	68,060	31,758

Cash dividends declared per share	$0.16	$0.16

* Quarter Ended March 27, 2010 amounts have been revised to reflect the change in accounting for inventory.  See Note 3 for more information.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

Index

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
As of April 2, 2011 (Unaudited) and January 1, 2011
(in thousands, except share data)

	April 2, 2011	January 1, 2011
ASSETS

Current assets:
Cash and cash equivalents	$6,362	$27,877
Accounts receivable, net of allowances of $3,289 and $2,899, respectively	142,248	128,556
Inventories	102,947	96,936
Income tax receivable	32,743	29,304
Deferred income taxes	9,905	14,346
Prepaid expenses and other current assets	24,248	26,748
Total current assets	318,453	323,767

Noncurrent assets:
Fixed assets, net of accumulated depreciation of $311,015 and $299,877, respectively	340,947	336,673
Goodwill, net	377,895	376,281
Other intangible assets, net	406,693	407,579
Other noncurrent assets	18,796	18,056
Total assets	$1,462,784	$1,462,356

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$49,535	$39,938
Accrued compensation	28,611	31,564
Other payables and accrued liabilities	58,851	64,000
Current portion of long-term debt	58,666	57,767
Total current liabilities	195,663	193,269

Noncurrent liabilities:
Long-term debt	217,320	227,462
Deferred income taxes	186,047	180,812
Other noncurrent liabilities	21,836	24,198
Total liabilities	620,866	625,741

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, 67,189,213 and 66,336,807 shares outstanding, respectively	55,989	55,278
Preferred stock, no shares outstanding	-	-
Additional paid-in capital	723,568	722,007
Retained earnings	40,463	40,199
Accumulated other comprehensive income	17,859	15,104
Total Snyder’s-Lance, Inc. stockholders' equity	837,879	832,588
Noncontrolling interests	4,039	4,027
Total stockholders’ equity	841,918	836,615
Total liabilities and stockholders’ equity	$1,462,784	$1,462,356

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

Index

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Quarters Ended April 2, 2011 and March 27, 2010
(in thousands)

	Quarter Ended
	April 2, 2011	March 27, 2010*

Operating activities
Net income/(loss)	$11,043	$(685)
Adjustments to reconcile net income/(loss) to cash from operating activities:
Depreciation and amortization	14,061	9,596
Stock-based compensation expense	338	1,821
(Gain)/loss on sale of fixed and intangible assets	(48)	54
Impairment of fixed assets	-	584
Changes in operating assets and liabilities	(12,982)	(12,904)
Net cash provided by/(used in) operating activities	12,412	(1,534)

Investing activities
Purchases of fixed assets	(17,471)	(7,605)
Purchases of routes	(622)	-
Proceeds from sale of fixed assets	521	61
Proceeds from sale of routes	676	-
Proceeds from sale of investments	960	-
Net cash used in investing activities	(15,936)	(7,544)

Financing activities
Dividends paid to stockholders	(10,584)	(5,134)
Dividends paid to noncontrolling interests	(182)	-
Issuances of common stock	1,935	748
Repurchases of common stock	-	(1,261)
Net (repayments)/proceeds on existing credit facilities	(9,243)	15,000
Net cash (used in)/provided by financing activities	(18,074)	9,353

Effect of exchange rate changes on cash	83	133

(Decrease)/increase in cash and cash equivalents	(21,515)	408
Cash and cash equivalents at beginning of period	27,877	5,418
Cash and cash equivalents at end of period	$6,362	$5,826

Supplemental information:
Cash paid for income taxes, net of refunds of $2 and $12, respectively	$449	$842
Cash paid for interest	$1,478	$831

*Quarter Ended March 27, 2010 amounts have been revised to reflect the change in accounting for inventory.  See Note 3 for more information.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

Index

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Snyder’s-Lance, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These condensed financial statements should be read in conjunction with the audited financial statements and notes included in our Form 10-K for the year ended January 1, 2011, filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2011.  In our opinion, these condensed consolidated financial statements reflect all adjustments, consisting of only normal, recurring accruals, necessary to present fairly our condensed consolidated financial statements for the interim periods presented herein.  The consolidated results of operations for the quarter ended April 2, 2011, are not necessarily indicative of the results to be expected for the full year.

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

On December 6, 2010, Lance, Inc. (“Lance”) and Snyder’s of Hanover, Inc. (“Snyder’s”) completed a merger (the “Merger”) to create Snyder’s-Lance, Inc.  The first quarter of 2011 reflects the results of operations of the combined company, while the first quarter of 2010 only reflects the results of operations for Lance.

Effective December 6, 2010, we changed the accounting method for a portion of our inventories from Last-in, First-out (“LIFO”) to First-in, First-out (“FIFO”).  This change, which was applied by retrospectively adjusting the prior years’ financial statements, is described further in Note 3.

2.	NEW ACCOUNTING STANDARDS

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends the Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures.”  ASU No. 2010-06 amends ASC Topic 820 to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and requires more detailed disclosure about the activity within Level 3 fair value measurements.  We adopted the guidance in ASU No. 2010-06 related to transfers in and out of Level 1 and Level 2 fair value measurements on the first day of fiscal 2010 and the requirements related to Level 3 disclosures on April 2, 2011.  The guidance had no impact on our condensed consolidated financial statements.

3.	CHANGE IN ACCOUNTING METHOD

Prior to December 6, 2010, inventories were valued using both the LIFO and the FIFO methods.  Effective December 6, 2010, we changed our method of accounting for the finished goods, work-in-progress and raw material inventories previously on the LIFO method to the FIFO method.

The effect of the change on the condensed consolidated statements of income/(loss) and the condensed consolidated statement of cash flows for the quarter ended March 27, 2010, was not significant.

4.	MERGERS & ACQUISITIONS

On December 6, 2010 (the “merger date”), a wholly owned subsidiary of Lance was merged with and into Snyder’s, resulting in Snyder’s becoming a wholly owned subsidiary of Lance.  As part of the Merger, Snyder’s shareholders received 108.25 shares of Lance stock for each share outstanding as of the merger date.  All of the outstanding Snyder’s shares and equity-based awards were exchanged for Lance shares and equity awards as part of the Merger.  Fractional shares generated by the conversion ratio were settled in cash for an immaterial amount.  After the exchange was completed, pre-Merger Lance shareholders retained ownership of 49.8% of the Company.  In conjunction with consummating the Merger, the name of the Company was changed to Snyder’s-Lance, Inc.

Index

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

We have preliminarily allocated the purchase price to the individual assets acquired and liabilities assumed. No significant adjustments to the initial purchase price allocation were made in the first quarter of 2011.  Our valuations are subject to adjustment as additional information is obtained and are expected to be finalized by the end of the third quarter of 2011.

The following unaudited pro forma consolidated financial information has been prepared as if the Merger between Lance and Snyder’s had taken place at the beginning of fiscal 2010.  The unaudited pro forma results include estimates and assumptions regarding increased amortization of intangible assets related to the Merger, increased interest expense related to cash paid for Merger-related expenses, and the related tax effects. However, pro forma results are not necessarily indicative of the results that would have occurred if the Merger had occurred on the date indicated, or that may result in the future.

(in thousands, except per share data)	Quarter Ended March 27, 2010

Net revenue	$378,716
Income before interest and income taxes	$7,566
Net income attributable to Snyder’s-Lance, Inc.	$4,231
Weighted average diluted shares	66,186
Diluted earnings per share	$0.06

In February 2011, we announced a plan to convert approximately 1,300 company-owned routes to an independent operator structure to better position our distribution network to serve customers.  The conversion is currently scheduled to be substantially complete by the middle of 2012 and may result in increased severance charges, possible impairments, or losses on the sale of assets in future periods.  Due to the magnitude and complexity of both the recently announced independent operator conversion and other integration activities, we are still in the process of analyzing the financial impacts.  Accordingly, any resulting gains or losses are not reasonably estimable at this time.

5.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during each period.  Diluted earnings per share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period.  In the calculation of diluted earnings per share, the denominator includes the number of additional common shares that would have been outstanding if our outstanding dilutive stock options had been exercised, as determined pursuant to the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended
(in thousands, except per share data)	April 2, 2011	March 27, 2010

Basic Earnings/(Loss) Per Share:
Net income/(loss) attributable to Snyder’s-Lance, Inc.	$10,849	$(685)
Weighted average number of shares outstanding	66,732	31,758
Basic earnings/(loss) per share	$0.16	$(0.02)

Diluted Earnings/(Loss) Per Share:
Net income/(loss) attributable to Snyder’s-Lance, Inc.	$10,849	$(685)
Weighted average number of shares outstanding	66,732	31,758
Effect of dilutive securities	1,328	-
Weighted average shares – diluted	68,060	31,758
Diluted earnings/(loss) per share	$0.16	$(0.02)

Index

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Approximately 200,000 common equivalent shares were excluded from the calculation of diluted earnings per share for the quarter ended April 2, 2011 because their effects were antidilutive.  The effect of approximately 830,000 common equivalent shares for the quarter ended March 27, 2010 was excluded from the diluted weighted average shares outstanding due to the net loss sustained for the period.

6.	EQUITY-BASED INCENTIVES

Compensation expense related to equity-based incentive plans of $0.3 million and $1.8 million was recognized for the quarters ended April 2, 2011 and March 27, 2010, respectively.  During the quarter ended April 2, 2011, we issued 1,020,765 non-qualified stock options at $17.32 per share and 152,748 restricted shares to employees.  During the quarter ended March 27, 2010, we issued 460,412 non-qualified stock options at $21.98 per share and 85,815 restricted shares to employees.

During the quarter ended March 27, 2010, we repurchased 56,152 shares of common stock from employees to cover withholding taxes payable by employees upon the vesting of restricted stock.  There were no share repurchases during the quarter ended April 2, 2011.

7.	INVENTORIES

(in thousands)	April 2, 2011	January 1, 2011

Finished goods	$58,711	$55,658
Raw materials	18,567	17,015
Supplies, etc.	25,669	24,263
Total inventories.	$102,947	$96,936

8.	TARGETED ACQUISITION COSTS

During the first quarter of 2010, we incurred $2.9 million in financing commitment fees and professional fees associated with merger and acquisition activities.  The financing commitment fees of $2.7 million are reflected in Other expense, net on the Condensed Consolidated Statement of Income/(Loss).  The professional fees of $0.2 million are reflected in Selling, general & administrative expenses on the Condensed Consolidated Statements of Income/(Loss).

9.	INVESTMENTS

We own a non-controlling equity interest in Late July Snacks LLC (“Late July”), an organic snack food company.  Equity earnings, which are not material, are included in Other expense, net.  We also manufacture products for Late July.  Contract manufacturing revenue from Late July was approximately $1.1 million and $0.8 million during the first quarters of 2011 and 2010, respectively.  As of April 2, 2011, and January 1, 2011, accounts receivable due from Late July totaled $0.4 million and $0.4 million, respectively. During the first quarter of 2011, we purchased manufacturing equipment from Late July for $2.0 million.

As of April 2, 2011, and January 1, 2011, we have $7.8 million and $8.9 million, respectively, in long-term investments consisting of limited partnerships and real estate investment trusts.  During the first quarter of 2011, one of these investments was sold for approximately $1.0 million resulting in an immaterial loss.  Since our ownership interests are less than 5%, these investments are recorded at cost and adjusted for impairments considered other than temporary.  Distributions received are recorded as either a return of capital or as investment income if in the form of a dividend.

Index

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

10.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the quarter ended April 2, 2011, are as follows:

(in thousands)	Carrying Amount

Balance as of January 1, 2011	$376,281
Purchase price adjustments	120
Change in foreign currency exchange rate	1,494
Balance as of April 2, 2011	$377,895

As of April 2, 2011 and January 1, 2011, acquired intangible assets consisted of the following:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

As of April 2, 2011:
Customer relationships - amortized	$64,168	$(2,256)	$61,912
Non-compete agreement - amortized	500	(500)	-
Routes - unamortized	50,520	-	50,520
Trademarks - unamortized	294,787	(526)	294,261
Balance as of April 2, 2011	$409,975	$(3,282)	$406,693

As of January 1, 2011:
Customer relationships - amortized	$64,168	$(1,384)	$62,784
Non-compete agreement - amortized	500	(451)	49
Routes - unamortized	50,485	-	50,485
Trademarks - unamortized	294,787	(526)	294,261
Balance as of January 1, 2011	$409,940	$(2,361)	$407,579

The intangible assets related to customer relationships are being amortized over a weighted average useful life of 18.5 years and will be amortized through November 2029.  Amortization expense related to intangibles was $0.9 million and $0.2 million for the quarters ended April 2, 2011, and March 27, 2010, respectively.  We estimate that annual amortization expense for intangible assets over the next five years will be approximately $3.5 million per year.

The trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely.  Although trademarks are not amortized, they are reviewed for impairment as conditions change or at least on an annual basis.

11.	INCOME TAXES

We have recorded gross unrecognized tax benefits as of April 2, 2011 totaling $3.8 million and related interest and penalties of $1.6 million in other noncurrent liabilities on the Condensed Consolidated Balance Sheet.  Of this amount, $4.1 million would affect the effective tax rate if subsequently recognized.  No taxing authorities’ statutes of limitations related to the computation of our unrecognized tax benefits have expired since the beginning of 2011.  We expect that certain income tax audits will be settled, and additional statutes of limitations will likely expire before the end of 2011 and may result in a potential $0.1 million reduction in the unrecognized tax benefit amount.  We classify interest and penalties associated with income tax positions within income tax expense.

Index

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

We have open years for income tax audit purposes in our major taxing jurisdictions according to statutes as follows:

Jurisdiction	Open Years
U.S. federal	2007 and forward
Canada federal	2006 and forward
Ontario provincial	2004 and forward
Massachusetts	2001 and forward
North Carolina	2006 and forward
Iowa	2007 and forward
Missouri	2007 and forward
New York	2007 and forward
California	2006 and forward
Pennsylvania	2007 and forward
Michigan	2006 and forward

12.	FAIR VALUE MEASUREMENTS

We have classified assets and liabilities required to be measured at fair value into the fair value hierarchy as set forth below:

Level 1	- quoted prices in active markets for identical assets and liabilities.
Level 2	- observable inputs other than quoted prices for identical assets and liabilities.
Level 3	- unobservable inputs in which there is little or no market data available, which requires us to develop our own assumptions.

We measure our derivative instruments at fair value using Level 2 inputs.  There were no changes among the levels during the first quarter of 2011.

The carrying amount of cash and cash equivalents, receivables and accounts payable approximates fair value due to their short-term nature.  The carrying amount of variable-rate debt approximates fair value since its variable interest rate is based on current market rates and interest payments are made monthly.  The carrying amount of fixed-rate debt approximates fair value since it was recently recorded at fair value upon the Merger.

During the first quarter of 2010, market value declines for commercial real estate resulted in an impairment charge of $0.6 million related to assets held for sale in Little Rock, Arkansas.  This property was sold in the second quarter of 2010 for $1.8 million in net proceeds.

13.	DERIVATIVE INSTRUMENTS

We are exposed to certain risks related to our ongoing business operations.  We use derivative instruments to manage interest rate and foreign exchange rate risks.

The fair value of the derivative instrument asset/(liability) in the condensed consolidated balance sheets using Level 2 inputs is as follows:

	Fair Value of Asset/(Liability) at
(in thousands)	April 2, 2011	January 1, 2011

Derivatives designated as hedging instruments:
Interest rate swaps (included in Other noncurrent liabilities)	$(737)	$(2,630)
Interest rate swaps (included in Other payables and accrued liabilities)	(1,214)	-
Foreign currency forwards (included in Prepaid expenses and other current assets)	181	256
Total derivatives designated as hedging instruments	$(1,770)	$(2,374)

Index

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Interest Rate Swaps
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest.  To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable-rate debt.  The notional amount of the interest rate swaps as of April 2, 2011 and January 1, 2011 was $65.0 and $65.9 million, respectively.

Foreign Currency Forwards
We have exposure to foreign exchange rate fluctuations through the operations of our Canadian subsidiary.  A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of its costs, such as raw materials and direct labor, are denominated in Canadian dollars.  We have entered into a series of derivative forward contracts to mitigate a portion of this foreign exchange rate exposure.  These contracts have maturities through September 2011.  The notional amount for foreign currency forwards increased from $4.4 million at January 1, 2011, to $4.7 million at April 2, 2011.

The pre-tax income/(expense) effect of derivative instruments on the Condensed Consolidated Statements of Income/(Loss) is as follows:

	Quarter Ended
(in thousands)	April 2, 2011	March 27, 2010
Interest rate swaps (included in Interest expense, net)	$(702)	$(614)
Foreign currency forwards (included in Net revenue)	198	636
Foreign currency forwards (included in Other expense, net)	(14)	(8)
Total net pre-tax income/(expense) from derivative instruments	$(518)	$14

The change in unrealized pre-tax gains/(losses) included in other comprehensive income due to fluctuations in interest rates and foreign exchange rates was as follows:

	Quarter Ended
(in thousands)	April 2, 2011	March 27, 2010
Interest rate swaps	$679	$256
Foreign currency forwards	(75)	(368)
Total change in unrealized pre-tax gains/(losses) from derivative instruments (effective portion)	$604	$(112)

Undesignated Hedges

The fair value of the derivative instrument asset/(liability) in the condensed consolidated balance sheets using Level 2 inputs is as follows:

	Fair Value of Asset/(Liability) at
(in thousands)	April 2, 2011	January 1, 2011
Derivatives not designated as hedging instruments:
Interest rate swaps (included in Other noncurrent liabilities)	$(424)	$(485)
Commodity hedges (included in Prepaid expenses and other current assets)	-	538
Total derivatives not designated as hedging instruments	$(424)	$53

Index

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Interest Rate Swaps:
The pre-tax gain on interest rate swaps with a notional amount of $3.8 million not designated as cash flow hedges was as follows:

(in thousands)	Quarter Ended
	April 2, 2011	March 27, 2010
Interest rate swaps (included in Interest expense, net)	$61	$-

Commodity Contracts:
During the first quarter of 2011, we transferred the commodity contracts for approximately 200,000 bushels of wheat (which were assumed in conjunction with the Merger) to our supplier in order to receive lower prices on firm commitments.  These contracts totaling approximately $0.5 million will remain on the balance sheet as a current asset until delivery of the flour occurs in May. There was no pre-tax gain/(loss) recorded during the first quarter of 2011 associated with these contracts.

The counterparty credit risk associated with our derivative instruments in an asset position is considered low, because we limit our exposure by using strong, creditworthy counterparties.

14.	COMMITMENTS AND CONTINGENCIES

Contractual Obligations
In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections, and expected usage levels.  Purchase commitments for inventory increased from $169.6 million as of January 1, 2011, to $203.7 million as of April 2, 2011, due to the increased volume of purchase agreements typically entered into during the first quarter of our fiscal year.  We currently contract from three months to approximately two years for all major ingredients and packaging.

Customer Concentration
A substantial portion of our revenue is generated through our direct-store-delivery (“DSD”) system, which includes both company-owned and independent operator routes.  Sales to our largest customer, Wal-Mart Stores, Inc., including sales from our independent operator routes, decreased from 23% in the first quarter of 2010 to 18% in the first quarter of 2011.  The decrease was primarily due to the Merger, which lowered our overall concentration of sales with Wal-Mart Stores, Inc.  Accounts receivable at April 2, 2011 and January 1, 2011, included receivables from Wal-Mart Stores, Inc. totaling $25.8 million and $22.9 million, respectively.

Guarantees
We guarantee approximately 260 loans made to independent distributors by a third party financial institution for the purchase of distribution routes and trucks. The outstanding aggregate balance on these loans was approximately $16.9 million as of April 2, 2011. The annual maximum amount of future payments we could be required to make under the guarantee equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year.

We have entered into loan service agreements with certain related parties that require us to repurchase certain distribution assets in the event an independent distributor defaults on a loan with the related party.  The Company is required to repurchase the assets 30 days after default at the fair market value as defined in the loan service agreement. As of April 2, 2011, there were approximately 870 outstanding loans made to independent distributors by the related parties for the purchase of distribution routes and trucks with an outstanding aggregate principal balance of approximately $44.2 million.

We are currently subject to various lawsuits and environmental matters arising in the normal course of business.  In our opinion, such matters should not have a material effect upon our consolidated financial statements taken as a whole.

Index

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

15.	RELATED PARTY TRANSACTIONS

We own 51% of Patriot Snacks Real Estate, LLC (“Patriot”) and consolidate its balance sheet and operating results into our consolidated financial statements.  The remaining 49% is owned by one of our employees.

We own 80% of Michaud Distributors, Inc., which distributes our products in the northeastern United States.  As of April 2, 2011, we have notes receivable from two stockholders and an affiliate of Michaud Distributors, Inc. of $0.3 million.  The notes are unsecured, due upon demand, and bear interest at the best rate available to Michaud Distributors, Inc. by its primary commercial lenders.

ARWCO Corporation, MAW Associates, LP and Warehime Enterprises, Inc. are significantly owned or controlled by the Chairman of the Board of Snyder’s-Lance, Inc. or direct family members.  These entities provide financing to independent distributors for the purchase of trucks and routes.  Our Chairman of the Board also serves as an officer and/or director of these entities. Transactions with these related parties are primarily related to the collection and remittance of loan payments on notes receivable held by the affiliates.  We are reimbursed for certain overhead and administrative services associated with the services provided to these related parties.  The receivables from, payables to, and administrative fees from these entities are not significant.

One of our directors, C. Peter Carlucci, Jr., is a member of Eckert Seamans Cherin & Mellott, LLC (“Eckert”), which serves as one of our outside legal firms.  There were $0.2 million in payments made to Eckert during the first quarter of 2011.

16.	COMPREHENSIVE INCOME AND NONCONTROLLING INTERESTS

Comprehensive income consisted of the following:

	Quarter Ended
(in thousands)	April 2, 2011	March 27, 2010*

Net income/(loss)	$11,043	$(685)
Foreign currency translation adjustment	2,389	1,476
Net unrealized gain/(loss) on derivatives, net of tax	366	(96)
Total comprehensive income	13,798	695
Comprehensive income attributable to noncontrolling interests	(194)	-
Comprehensive income attributable to Snyder’s-Lance, Inc.	$13,604	$695

*Quarter Ended March 27, 2010 amounts have been revised to reflect the change in accounting for inventory.  See Note 3 for more information.

Our noncontrolling interests include 80% ownership of Melisi Snacks, Inc., 51% ownership of Patriot Snacks Real Estate, LLC, and 80% ownership of Michaud Distributors, Inc.  The change in noncontrolling interests during the first quarter of 2011 included earnings of $0.2 million and distributions of $0.2 million.  All other changes in stockholders’ equity are attributable to Snyder’s-Lance, Inc.

Index

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Information About Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include statements about our estimates, expectations, beliefs, intentions, or strategies for the future, and the assumptions underlying such statements.  We use the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify our forward-looking statements.  Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations.  Factors that could cause these differences include, but are not limited to, the risks and uncertainties set forth in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended January 1, 2011, and those described from time to time in our other reports filed with the Securities and Exchange Commission.

Caution should be taken not to place undue reliance on our forward-looking statements, which reflect our management’s expectations only as of the time such statements are made.  Except as required by law, we undertake no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Results of Operations

Management’s discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The consolidated results of operations for the quarter ended April 2, 2011, are not necessarily indicative of the results to be expected for the full year.  Future events and their effects cannot be determined with absolute certainty.  Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances.  We routinely evaluate our estimates, including those related to customer returns and promotions, allowances for doubtful accounts, inventory valuations, useful lives of fixed assets and related impairment, long-term investments, hedge transactions, postretirement benefits, intangible asset valuations, incentive compensation, income taxes, self-insurance, contingencies and litigation.  Actual results may differ from these estimates.

Quarter Ended April 2, 2011 Compared to Quarter Ended March 27, 2010

	Quarter Ended				Favorable/
(dollars in thousands)	April 2, 2011		March 27, 2010*		(Unfavorable) Variance

Net revenue	$388,471	100.0%	$221,617	100.0%	$166,854	75.3%
Cost of sales	247,299	63.7%	137,742	62.2%	(109,557)	-79.5%
Gross margin	141,172	36.3%	83,875	37.8%	57,297	68.3%
Selling, general and administrative	120,905	31.1%	80,420	36.3%	(40,485)	-50.3%
Other expense, net	39	0.0%	3,610	1.6%	3,571	98.9%
Income/(loss) before interest and taxes	20,228	5.2%	(155)	-0.1%	20,383	nm
Interest expense, net	2,660	0.7%	860	0.4%	(1,800)	-209.3%
Income tax expense/(benefit)	6,525	1.7%	(330)	-0.1%	(6,855)	nm
Net income/(loss)	$11,043	2.8%	$(685)	-0.3%	$11,728	nm

 * Quarter Ended March 27, 2010 amounts have been revised to reflect the change in accounting for inventory.

nm = not meaningful.

Index

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview:
On December 6, 2010, Lance, Inc. (“Lance”) and Snyder’s of Hanover, Inc. (“Snyder’s”) completed a merger (“Merger”) to create Snyder’s-Lance, Inc.  The first quarter of 2011 reflects the results of operations of the combined company, while the first quarter of 2010 only reflects the results of operations for Lance.

In February 2011, we announced a plan to convert approximately 1,300 company-owned direct-store-delivery (“DSD”) routes to an independent operator structure to better position our distribution network to serve customers.  The conversion is currently scheduled to be substantially complete by the middle of 2012 and is expected to materially impact our financial results in several areas as further described below.

Revenue
Net revenue increased $166.9 million or approximately 75% compared to the first quarter of 2010 primarily as a result of the incremental branded and non-branded revenue from the Merger.  Compared to the first quarter of 2010 and excluding the increase in net revenue from the Merger:

•	We had solid growth in our core branded product lines, including sandwich crackers and kettle chips;
•
From a channel perspective, we experienced revenue growth in grocery, mass merchandiser and convenience store channels, slightly offset by declines in food service and up-and-down-the-street channels; however,

•	We experienced revenue declines in non-branded products primarily due to:
o	Selling price adjustments resulting from changes in shipping terms, and
o	Lower volume due to the heavy promotional activity from national brand competitors.

Our branded products are principally sold under our recognized company-owned brands.  Non-branded products consists of:  private brand  products, which are sold to retailers and distributors using store brands or our own control brands, such as Brent & Sam’s®, Vista® and Delicious®; partner brands, which consists of other third-party brands that we sell through our DSD network; and contract manufacturing, which represents our contracts with other branded food manufacturers to produce their products.  Revenue by product category was as follows (in millions):

	Quarter Ended
	April 2, 2011	March 27, 2010

Branded Products	$228.5	$126.6
Non-Branded Products	160.0	95.0
Total Revenue	$388.5	$221.6

As we move into the remainder of 2011, we expect to see significant growth in revenue compared to 2010 as a result of the addition of incremental revenue from the Merger, increased product distribution from merger-related synergies, and continued organic growth.

Gross Margin
Gross margin increased $57.3 million during the first quarter of 2011 compared to first quarter 2010 but declined 1.5% as a percentage of revenue.  The overall increase in gross margin was driven by the increase in sales volume primarily as a result of the Merger.  The gross margin decline as a percentage of revenue was primarily attributable to the addition of incremental revenue from the Merger, which is due to the independent operator DSD system having a lower revenue per unit sold.  Gross margin from our non-branded products was also negatively impacted by higher commodity costs, which were not fully offset by selling price increases.  Selling price increases continue to be implemented to mitigate the increase in commodity costs for the remainder of the year.  As we convert the company-owned routes to an independent operator DSD network, gross margin as a percentage of revenue should decline due to a greater percentage of sales to independent operators and a higher concentration of non-branded revenue, but should also result in lower distribution costs from these channels.

Index

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $40.5 million or approximately 50% for the first quarter of 2011 compared to the first quarter of 2010 but declined 5.2% as a percentage of revenue.  The $40.5 million increase was driven by the addition of incremental expenses assumed as part of the Merger.  Excluding the incremental expenses from the Merger,  selling, general and administrative expenses were approximately 10% lower than the same quarter last year due to lower advertising costs, salaries and wages, equity incentive expense and third-party shipping costs, which were somewhat offset by an increase in fuel prices compared to the same quarter last year and $1.6 million of severance charges and professional fees related to the Merger.  We expect continued severance and other integration-related costs throughout the remainder of 2011.

Due to the magnitude and complexity of both the recently announced independent operator conversion and other integration activities, we are still in the process of analyzing the financial impacts.  Accordingly, any resulting expenses are not reasonably estimable at this time.  Excluding the expected increase in severance and other integration related costs, we expect lower operating costs as a percentage of revenue as we convert the company-owned routes to an independent operator DSD network.

Other Expense, Net
Other expense, net was not significant in the first quarter of 2011.  Other expense, net in the first quarter of 2010 consisted of financing commitment fees of $2.7 million associated with merger and acquisition activities and an impairment charge of $0.6 million related to the assets held for sale in Little Rock, Arkansas.

As we convert the company-owned routes to an independent operator DSD network, possible gains or losses on the sale of assets may occur.  Due to the magnitude and complexity of both the recently announced independent operator conversion and other integration activities, we are still in the process of analyzing the financial impacts.  Accordingly, any resulting gains or losses are not reasonably estimable at this time.

Interest Expense
Interest expense increased $1.8 million during the first quarter of 2011 compared to the first quarter of 2010 as a result of higher debt and higher interest rates due to the Merger.

Income Tax Expense/Benefit
The effective income tax rate increased from 32.5% for the first quarter of 2010 to 37.1% for the first quarter of 2011.  The increase in the effective tax rate was due to higher consolidated net income, mix of income of our separate legal entities, higher reserves for uncertain tax positions, and lower utilization of permanent tax deductions.

Liquidity and Capital Resources

Liquidity
Liquidity represents our ability to generate sufficient cash flows from operating activities to meet our obligations as well as our ability to obtain appropriate financing.  Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives.  Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures for fixed assets and routes and dividends.  Sufficient liquidity is expected to be available to enable us to meet these demands.

We have a universal shelf registration statement that, subject to our ability to consummate a transaction on acceptable terms, provides the flexibility to sell up to $250 million of debt or equity securities.

Operating Cash Flows
Net cash provided by operating activities was $12.4 million during the first quarter of 2011 while net cash used by operating activities was $1.5 million during the first quarter of 2010.  Net income/(loss) increased from a loss of $0.7 million in the first quarter of 2010 to income of $11.0 million in the first quarter of 2011.  Also, depreciation and amortization expense increased to $14.1 million in the first quarter of 2011 from $9.6 million in the first quarter of 2010, primarily driven by the fixed and intangible assets acquired via the Merger with Snyder’s.

Index

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investing Cash Flows
Net cash used in investing activities was $15.9 million for the first quarter of 2011.  Capital expenditures for fixed assets, principally manufacturing equipment and building improvements, totaled $17.5 million during the first quarter of 2011, partially funded by proceeds from the sale of fixed assets of $0.5 million and the sale of investments of $1.0 million.  Capital expenditures are expected to continue at a level sufficient to support our strategic and operating needs.  Capital expenditures for fiscal 2011 are projected to be between $60 million and $70 million and funded by net cash flow from operating activities, cash on hand, and our existing credit facilities.

Net cash used in investing activities during the first quarter of 2010 represented capital expenditures of $7.6 million, partially offset by proceeds from the sale of fixed assets of $0.1 million.  Capital expenditures for purchases of fixed assets were $33.3 million for the year ended January 1, 2011.

Financing Cash Flows
Net cash used in financing activities was $18.1 million for the first quarter of 2011 while net cash provided by financing activities was $9.4 million in the first quarter of 2010.  During each of the first quarters of 2011 and 2010, we paid dividends of $0.16 per common share totaling $10.6 million and $5.1 million, respectively.  We received cash of $1.9 million and $0.7 million during the first quarter of 2011 and 2010, respectively, as a result of stock option exercises.  Repayments on our existing credit facilities of $9.2 million were primarily funded by cash on hand and cash provided by operating activities in the first quarter of 2011.  Proceeds from our existing credit facilities of $15.0 million received in the first quarter of 2010 were primarily used to fund purchases of fixed assets.  During the first quarter of 2010, we repurchased 56,152 shares of common stock from employees to cover withholding taxes payable by employees upon the vesting of restricted stock for $1.3 million.  On May 3, 2011, the Board of Directors declared a quarterly cash dividend of $0.16 per share, payable on May 24, 2011, to stockholders of record on May 16, 2011.

Other Cash Flow Considerations
Subsequent to the end of the first quarter, we received a $7.3 million income tax refund.  Also, in February 2011, we announced a plan to convert approximately 1,300 company-owned routes to an independent operator structure to better position our distribution network to serve customers.  The conversion is currently scheduled to be substantially complete by the middle of 2012.  We expect significant cash inflows and outflows from the independent operator conversion and other integration activities.

Debt
Additional borrowings available under our existing credit facility totaled $162.0 million as of April 2, 2011.  We have complied with all financial covenants contained in the credit agreement.  Under the existing credit agreement, a $50.0 million loan is due in October 2011.  The repayment of this loan is expected to be funded by a combination of cash flows generated from operations, the sale of routes to independent operators, and borrowings available under the existing credit facility.  We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims.  The total amount of these letters of credit was $16.2 million as of April 2, 2011.

Contractual Obligations
In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections, and expected usage levels.  Purchase commitments for inventory increased from $169.6 million as of January 1, 2011, to $203.7 million as of April 2, 2011, due to the increased volume of purchase agreements typically entered into during the first quarter of our fiscal year.  We currently contract from three months to approximately two years for all major ingredients and packaging.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or cash flows.

Index

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

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
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest.  To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable-rate debt. While these interest rate swap agreements fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $0.7 million lower without these agreements during the first quarter of 2011.

We are exposed to foreign exchange rate fluctuations through the operations of our Canadian subsidiary.  A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of the operations’ costs, such as raw materials and direct labor, are denominated in Canadian dollars.  We have entered into a series of derivative forward contracts to mitigate a portion of this foreign exchange rate exposure.  These contracts have maturities through September 2011.

We are exposed to credit risks related to our accounts receivable.  We perform ongoing credit evaluations of our customers to minimize the potential exposure.  For the first quarters of 2011 and 2010, net bad debt expense was $0.4 million and $0.2 million, respectively.  Allowances for doubtful accounts were $3.3 million at April 2, 2011 and $2.9 million at January 1, 2011.

Index

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about these market risks are included under “Market Risks” in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.  Controls and Procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 2, 2011.

There have been no changes in our internal control over financial reporting during the quarter ended April 2, 2011, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently subject to various lawsuits and environmental matters arising in the normal course of business.  In our opinion, such matters should not have a material effect upon our consolidated financial statements taken as a whole.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended January 1, 2011, which factors could materially affect our business, financial condition or future results.  There have been no material changes to such risk factors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our revolving credit agreement restricts our payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $200 million.  As of April 2, 2011, our consolidated stockholders’ equity was $841.9 million.  The private placement agreement for $100 million of senior notes assumed as part of the Merger, as amended in December 2010, has provisions no more restrictive than the revolving credit agreement dated December 2010.

In December 2008, the Board of Directors approved the repurchase of up to 100,000 shares of common stock from employees. On July 21, 2010, the Board of Directors approved the repurchase of up to an additional 100,000 shares, or up to $2.4 million, of common stock from employees.  The purpose of these approved purchases is to permit us to acquire shares of common stock from employees to cover withholding taxes payable by employees upon the vesting of shares of restricted stock. There were no share repurchases during the first quarter of 2011.  During the first quarter of 2010, we repurchased 56,152 shares of common stock for this purpose.

Index

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Item 6.  Exhibits

Exhibit Index

No.	Description

3.1
Restated Articles of Incorporation of Snyder’s-Lance, Inc.,  as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998 (File No. 0-398).

3.2
Articles of Amendment to Amended and Restated Articles of Incorporation of Snyder’s-Lance, Inc., incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2010 (File No. 0-398).

3.2
Bylaws of Snyder’s-Lance, Inc., as amended through December 6, 2010, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 6, 2010 (File No. 0-398).

10.1*	2011 Annual Performance Incentive Plan for Officers, filed herewith.

10.2*	2011 Three-Year Performance Incentive Plan for Officers and Key Managers, filed herewith.

10.3*	Retention and Amendment Agreement, effective as of February 21, 2011, between the Registrant and Rick D. Puckett, filed herewith.

10.4*	Form of Executive Severance Agreement between the Registrant and each of Carl E. Lee, Jr. and Kevin P. Henry, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

32	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101
Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income/(Loss), (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

* Management contract.

Items 3, 4 and 5 are not applicable and have been omitted.

Index

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SNYDER’S-LANCE, INC.

By:	/s/ Rick D. Puckett
Rick D. Puckett
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary

Dated:  May 5, 2011