Form 10-Q
period 2011-07-02
SNYDER'S-LANCE, INC.
filed 2011-08-11
CIK 57528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended July 2, 2011

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

Yes ☐         No ☑

The number of shares outstanding of the registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock as of July 29, 2011, was 67,650,633 shares.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

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

Caution should be taken not to place undue reliance on our forward-looking statements, which reflect our management’s expectations only as of the time such statements are made. Except as required by law, we undertake no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income/(Loss) (Unaudited)

For the Quarters and Six Months Ended July 2, 2011 and June 26, 2010

(in thousands, except per share data)

	0000000000	0000000000	0000000000	0000000000
	Quarter Ended		Six Months Ended
	July 2, 2011	June 26, 2010*	July 2, 2011	June 26, 2010*

Net revenue	$412,541	$235,417	$801,011	$457,034
Cost of sales	268,904	137,982	516,202	275,724

Gross margin	143,637	97,435	284,809	181,310

Selling, general and administrative	137,134	77,682	258,040	158,101
Other expense, net	10,145	174	10,184	3,785

(Loss)/income before interest and income taxes	(3,642)	19,579	16,585	19,424

Interest expense, net	2,367	862	5,026	1,722

(Loss)/income before income taxes	(6,009)	18,717	11,559	17,702

Income tax (benefit)/expense	(2,303)	6,312	4,222	5,982

Net (loss)/income	(3,706)	12,405	7,337	11,720
Net income attributable to noncontrolling interests	(142)	-	(336)	-

Net (loss)/income attributable to Snyder’s-Lance, Inc.	$(3,848)	$12,405	$7,001	$11,720

Basic earnings per share	$(0.06)	$0.39	$0.10	$0.37
Weighted average shares outstanding – basic	67,365	31,978	67,048	31,868

Diluted earnings per share	$(0.06)	$0.38	$0.10	$0.36
Weighted average shares outstanding – diluted**	67,365	32,502	68,168	32,370

Cash dividends declared per share	$0.16	$0.16	$0.32	$0.32

* Quarter and Six Months Ended June 26, 2010 amounts have been revised to reflect the change in accounting for inventory. See Note 2 for more information.

** Refer to Note 4 for additional information regarding the calculation of diluted shares outstanding.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

As of July 2, 2011 (Unaudited) and January 1, 2011

(in thousands, except share data)

	July 2, 2011	January 1, 2011
ASSETS

Current assets:
Cash and cash equivalents	$11,154	$27,877
Accounts receivable, net of allowances of $2,110 and $2,899, respectively	154,029	128,556
Inventories	102,261	96,936
Income tax receivable	31,063	29,304
Deferred income taxes	18,503	14,346
Prepaid expenses and other current assets	22,277	26,748

Total current assets	339,287	323,767

Noncurrent assets:
Fixed assets, net of accumulated depreciation of $322,320 and $299,877, respectively	330,209	336,673
Goodwill, net	380,265	376,281
Other intangible assets, net	406,961	407,579
Other noncurrent assets	18,980	18,056

Total assets	$1,475,702	$1,462,356

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$59,510	$39,938
Accrued compensation	41,705	31,564
Other payables and accrued liabilities	64,810	64,000
Current portion of long-term debt	58,829	57,767

Total current liabilities	224,854	193,269

Noncurrent liabilities:
Long-term debt	200,817	227,462
Deferred income taxes	196,659	180,812
Other noncurrent liabilities	21,322	24,198

Total liabilities	643,652	625,741

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, 67,625,409 and 66,336,807 shares outstanding, respectively	56,352	55,278
Preferred stock, no shares outstanding	-	-
Additional paid-in capital	727,901	722,007
Retained earnings	25,961	40,199
Accumulated other comprehensive income	18,324	15,104

Total Snyder’s-Lance, Inc. stockholders’ equity	828,538	832,588
Noncontrolling interests	3,512	4,027

Total stockholders’ equity	832,050	836,615

Total liabilities and stockholders’ equity	$1,475,702	$1,462,356

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended July 2, 2011 and June 26, 2010

(in thousands)

	Six Months Ended
	July 2, 2011	June 26, 2010*
Operating activities
Net income	$7,337	$11,720
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	27,928	19,188
Stock-based compensation expense	969	3,609
(Gain)/Loss on sale of fixed and intangible assets	(91)	195
Impairment of fixed assets	10,119	584
Changes in operating assets and liabilities	10,692	(12,383)

Net cash provided by operating activities	56,954	22,913

Investing activities
Purchases of fixed assets	(32,297)	(13,220)
Purchases of routes	(3,821)	-
Proceeds from sale of fixed assets	642	2,067
Proceeds from sale of routes	2,971	-
Proceeds from sale of investments	960	-

Net cash used in investing activities	(31,545)	(11,153)

Financing activities
Dividends paid to stockholders	(21,238)	(10,314)
Dividends paid to noncontrolling interests	(281)	-
Acquisition of additional interest in Melisi Snacks, Inc.	(1,500)	-
Issuances of common stock	6,335	1,720
Repurchases of common stock	-	(4,668)
Net (repayments)/proceeds from existing credit facilities	(25,583)	3,000

Net cash used in financing activities	(42,267)	(10,262)

Effect of exchange rate changes on cash	135	99

(Decrease)/Increase in cash and cash equivalents	(16,723)	1,597
Cash and cash equivalents at beginning of period	27,877	5,418

Cash and cash equivalents at end of period	$11,154	$7,015

Supplemental information:
Cash (received)/paid for income taxes, net of refunds of $7,251 and $22, respectively	$(6,176)	$2,885
Cash paid for interest	$5,701	$1,689

* Six Months Ended June 26, 2010 amounts have been revised to reflect the change in accounting for inventory. See Note 2 for more information.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of Snyder’s-Lance, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in our Form 10-K for the year ended January 1, 2011, filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2011. In our opinion, these Condensed Consolidated Financial Statements reflect all adjustments, consisting of only normal, recurring accruals, necessary to present fairly our Condensed Consolidated Financial Statements for the interim periods presented herein. The consolidated results of operations for the quarter and six months ended July 2, 2011, are not necessarily indicative of the results to be expected for the full year.

The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The consolidated results of operations for the quarter and six months ended July 2, 2011, are not necessarily indicative of the results to be expected for the full year. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. We routinely evaluate our estimates, including those related to customer returns and promotions, allowances for doubtful accounts, inventory valuations, useful lives of fixed assets and related impairment, long-term investments, hedge transactions, postretirement and postemployment benefits including severance, intangible asset valuations and impairments, incentive compensation, income taxes, self-insurance, contingencies and litigation. Actual results may differ from these estimates.

On December 6, 2010, Lance, Inc. (“Lance”) and Snyder’s of Hanover, Inc. (“Snyder’s”) completed a merger (“Merger”) to create Snyder’s-Lance, Inc. The second quarter and first six months of 2011 reflect the results of operations of the combined company, while the respective periods for 2010 only reflect the results of operations for Lance.

Effective December 6, 2010, we changed the accounting method for a portion of our inventories from Last-in, First-out (“LIFO”) to First-in, First-out (“FIFO”). This change, which was applied by retrospectively adjusting the prior years’ financial statements, is described further in Note 2.

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

The effect of the change on the Condensed Consolidated Statements of Income/(Loss) and the Condensed Consolidated Statement of Cash Flows for the quarter and six months ended June 26, 2010, was not significant.

3.	MERGER AND INTEGRATION ACTIVITIES

During the quarter ended July 2, 2011, we adjusted our initial purchase price allocation for changes in the valuation of certain assets and liabilities. The adjustment resulted in a $0.6 million reduction in inventory, a $2.3 million reduction in property, plant, and equipment, a $0.3 million decrease in other current liabilities, a $0.2 million decrease in other noncurrent liabilities, a $0.7 million decrease in the deferred income tax liability, a $0.6 million increase in noncontrolling interests, and a $2.3 million increase in goodwill. The impact of these adjustments on previously presented balance sheets and income statements was not significant for retrospective adjustment. Our valuations remain subject to adjustment as additional information is obtained, but any such adjustments are not expected to be significant.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

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

(in thousands, except per share data)	Quarter Ended June 26, 2010	Six Months Ended June 26, 2010

Net revenue	$395,696	$774,412
Income before interest and income taxes	$35,781	$43,347
Net income attributable to Snyder’s-Lance, Inc.	$20,217	$24,448
Weighted average diluted shares	66,466	66,326
Diluted earnings per share	$0.30	$0.37

In February 2011, we announced a plan to convert approximately 1,300 company-owned routes to an independent operator structure. The conversion is currently in process and expected to be completed by the middle of 2012.

During the quarter ended July 2, 2011, we recorded $12.7 million in estimated severance charges in selling, general, and administrative expenses for planned severance associated with the conversion to an independent operator structure and other merger and integration activities. In addition, we incurred $0.5 million in professional fees related to merger and integration activities.

Also, during the quarter ended July 2, 2011, we recorded $10.1 million in asset impairment charges in the other expense, net line on the Condensed Consolidated Statement of Income/(Loss). This non-cash impairment was recorded, in connection with the independent operator conversion, due to the decision to sell the route trucks prior to the end of their useful lives. In order to determine an appropriate fair value for the route trucks, we reviewed market pricing for similar assets from multiple sources, including trucks sold at auction.

During the six months ended July 2, 2011, costs incurred as a result of the merger and integration activities include $13.4 million in severance costs and $1.4 million in professional fees, both of which were included in selling, general, and administrative expenses on the Condensed Consolidated Statement of Income/(Loss). Additional gains or losses may be incurred as a result of continued merger and integration activities.

4.	EARNINGS PER SHARE

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

For the quarter ended July 2, 2011, due to the net loss, basic weighted average shares outstanding were required to be utilized for diluted earnings per share. Therefore, approximately 1,125,000 shares were excluded from diluted weighted average shares outstanding. Approximately 45,000 shares were excluded from the calculation of diluted earnings per share for the six months ended July 2, 2011 because their effects were antidilutive. Approximately 733,000 and 466,000 shares were excluded from the calculations of diluted earnings per share for the quarter and six months ended June 26, 2010, respectively, because their effects were antidilutive.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

5.	INVENTORIES

	00000000000000	00000000000000
(in thousands)	July 2, 2011	January 1, 2011

Finished goods	$59,694	$55,658
Raw materials	16,655	17,015
Maintenance parts and supplies	25,912	24,263

Total inventories	$102,261	$96,936

6.	2010 WORKFORCE REDUCTION

On June 4, 2010, we announced a reduction in our workforce, which resulted in $3.0 million of pre-tax charges being recognized in the second quarter of 2010. This included severance expense of approximately $2.8 million (net of a reduction in accrued vacation of $0.4 million), and job placement and medical coverage expenses of approximately $0.2 million. We recorded $1.1 million in cost of sales and $1.9 million in selling, general and administrative on the Condensed Consolidated Statement of Income/(Loss). We paid $2.5 million of these expenses during the second quarter of 2010, resulting in a remaining liability at June 26, 2010 of $0.9 million. The workforce reduction was completed in the third quarter of 2010.

7.	INVESTMENTS

We own a non-controlling equity interest in Late July Snacks LLC (“Late July”), an organic snack food company. Equity earnings, which are not material, are included in Other expense, net. We also manufacture products for Late July. Contract manufacturing revenue from Late July was approximately $1.1 million and $1.0 million during the second quarters of 2011 and 2010, respectively. Contract manufacturing revenue was approximately $2.2 and $1.8 million during the first six months of 2011 and 2010, respectively. As of July 2, 2011, and January 1, 2011, accounts receivable due from Late July totaled $0.6 million and $0.4 million, respectively.

As of July 2, 2011, and January 1, 2011, we have $7.7 million and $8.9 million, respectively, in long-term investments consisting of limited partnerships and real estate investment trusts. During the first quarter of 2011, one of these investments was sold for approximately $1.0 million resulting in an immaterial loss. Since our ownership interests are less than 5%, these investments are recorded at cost and adjusted for impairments considered other than temporary. Distributions received are recorded as either a return of capital or as investment income if in the form of a dividend.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the quarter ended July 2, 2011, are as follows:

0000000000000
(in thousands)	Carrying Amount

Balance as of January 1, 2011	$376,281
Purchase price adjustments (see Note 3)	2,267
Change in foreign currency exchange rate	1,717

Balance as of July 2, 2011	$380,265

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of July 2, 2011 and January 1, 2011, acquired intangible assets consisted of the following:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

As of July 2, 2011:

Customer relationships – amortized	$64,168	$(3,129)	$61,039

Non-compete agreement – amortized	500	(500)	-

Routes – unamortized	51,661	-	51,661

Trademarks – unamortized	294,787	(526)	294,261

Balance as of July 2, 2011	$411,116	$(4,155)	$406,961

As of January 1, 2011:

Customer relationships – amortized	$64,168	$(1,384)	$62,784

Non-compete agreement – amortized	500	(451)	49

Routes – unamortized	50,485	-	50,485

Trademarks – unamortized	294,787	(526)	294,261

Balance as of January 1, 2011	$409,940	$(2,361)	$407,579

The intangible assets related to customer relationships are amortized over a weighted average useful life of 18.5 years and will be amortized through November 2029. Amortization expense related to intangibles was $1.8 million and $0.4 million for the six months ended July 2, 2011, and June 26, 2010, respectively. We estimate that annual amortization expense for intangible assets over the next five years will be approximately $3.5 million per year.

Routes and trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. Although not amortized, they are reviewed for impairment as conditions change or at least on an annual basis. For the six months ended July 2, 2011, approximately $3.8 million of routes were purchased and $3.0 million of routes were sold. The purchases and sales of routes are expected to increase substantially over the remainder of the year and into 2012 as we continue the conversion to an independent operator structure.

9.	INCOME TAXES

We have recorded gross unrecognized tax benefits as of July 2, 2011 totaling $3.8 million and related interest and penalties of $1.8 million in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. Of this amount, $4.4 million would affect the effective tax rate if subsequently recognized. We have settled an audit with the Massachusetts Department of Revenue that covered the periods 2001 through 2004. The result of the settlement did not have a significant impact on the Condensed Consolidated Financial Statements. Any statutes of limitations that expire before the end of 2011 would not likely result in a significant change in the amount of unrecognized tax benefits. We classify interest and penalties associated with income tax positions within income tax expense.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

We have open years for income tax audit purposes in our major taxing jurisdictions according to statutes as follows:

Jurisdiction	Open Years
U.S. federal	2007 and forward
Canada federal	2006 and forward
Ontario provincial	2004 and forward
Massachusetts	2007 and forward
North Carolina	2006 and forward
Iowa	2007 and forward
Missouri New York California Pennsylvania Michigan	2007 and forward 2007 and forward 2006 and forward 2007 and forward 2006 and forward

10.	FAIR VALUE MEASUREMENTS

We have classified assets and liabilities required to be measured at fair value into the fair value hierarchy as set forth below:

Level 1	- quoted prices in active markets for identical assets and liabilities.
Level 2	- observable inputs other than quoted prices for identical assets and liabilities.
Level 3	- unobservable inputs in which there is little or no market data available, which requires us to develop our own assumptions.

We measure our derivative instruments at fair value using Level 2 inputs. There were no changes among the levels during the first six months of 2011.

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

11.	DERIVATIVE INSTRUMENTS

We are exposed to certain risks relating to our ongoing business operations. We use derivative instruments to manage interest rate and foreign exchange rate risks.

The fair value of the derivative instrument asset/(liability) in the Condensed Consolidated Balance Sheets using Level 2 inputs is as follows:

	000000	000000
	Fair Value of Asset/(Liability) at
(in thousands)	July 2, 2011	January 1, 2011

Derivatives designated as hedging instruments:

Interest rate swaps (included in Other noncurrent liabilities)	$(738)	$(2,630)
Interest rate swaps (included in Other payables and accrued liabilities)	(671)	-
Foreign currency forwards (included in Prepaid expenses and other current assets)	23	256

Total derivatives designated as hedging instruments	$(1,386)	$(2,374)

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Interest Rate Swaps

Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable-rate debt. The notional amount of the interest rate swaps designated as hedging instruments as of July 2, 2011 and January 1, 2011 was $60.5 and $62.1 million, respectively.

Foreign Currency Forwards

We have exposure to foreign exchange rate fluctuations through the operations of our Canadian subsidiary. A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of its costs, such as raw materials and direct labor, are denominated in Canadian dollars. We have entered into a series of derivative forward contracts to mitigate a portion of this foreign exchange rate exposure. These contracts have maturities through September 2011. The notional amount for foreign currency forwards decreased to $1.5 million at July 2, 2011, from $4.4 million at January 1, 2011, due to expiration of many of the contracts outstanding.

The pre-tax income/(expense) effect of derivative instruments on the Condensed Consolidated Statements of Income/(Loss) is as follows:

	0000000000	0000000000	0000000000	0000000000
	Quarter Ended		Six Months Ended
(in thousands)	July 2, 2011	June 26, 2010	July 2, 2011	June 26, 2010

Interest rate swaps (included in Interest expense, net)	$(661)	$(604)	$(1,331)	$(1,218)
Foreign currency forwards (included in Net revenue)	151	467	348	1,103
Foreign currency forwards (included in Other expense, net)	-	(94)	(14)	(102)

Total net pre-tax expense from derivative instruments	$(510)	$(231)	$(997)	$(217)

The change in unrealized pre-tax gains/(losses) included in other comprehensive income due to fluctuations in interest rates and foreign exchange rates were as follows:
	Quarter Ended		Six Months Ended
(in thousands)	July 2, 2011	June 26, 2010	July 2, 2011	June 26, 2010

Interest rate swaps	$320	$340	$999	$596
Foreign currency forwards	(158)	(349)	(233)	(717)

Total change in unrealized pre-tax gains/(losses) from derivative instruments (effective portion)	$162	$(9)	$766	$(121)

The counterparty credit risk associated with our derivative instruments in an asset position is considered low, because we limit our exposure by using creditworthy counterparties.

12.	COMMITMENTS AND CONTINGENCIES

Contractual Obligations

In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections, and expected usage levels. Purchase commitments for inventory increased from $169.6 million as of January 1, 2011, to $182.2 million as of July 2, 2011, due to the increased volume of purchase agreements compared to the end of the prior fiscal year. We currently contract from three months to approximately two years for all major ingredients and packaging.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Customer Concentration

For both the quarter and six months ended July 2, 2011, sales to our largest customer, Wal-Mart Stores, Inc., represented approximately 17% of total revenues. Sales to Wal-Mart Stores, Inc. were approximately 24% of total revenues for both the quarter and six months ended June 26, 2010. The decrease in the percentage of total revenue was driven by the Merger. In addition, third-party distributors, which account for approximately 10% of total revenues, purchase and resell our products to Wal-Mart, Stores, Inc., thereby increasing our total sales to Wal-Mart Stores, Inc. by an amount we are unable to reasonably estimate. Accounts receivable from Wal-Mart Stores, Inc. at July 2, 2011 and January 1, 2011 were $30.0 million and $22.9 million, respectively.

Guarantees

We currently guarantee approximately 280 loans made to independent distributors by a third party financial institution for the purchase of distribution routes and trucks. The outstanding aggregate balance on these loans was approximately $18.4 million as of July 2, 2011. The annual maximum amount of future payments we could be required to make under the guarantee equates to 25% of the outstanding aggregate loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year.

We have entered into loan service agreements with certain related parties that allow us to repurchase certain distribution assets in the event an independent distributor defaults on a loan with the related party. The Company is allowed to repurchase the assets 30 days after default at the fair market value as defined in the loan service agreement. As of July 2, 2011, there were approximately 830 outstanding loans made to independent distributors by the related parties for the purchase of distribution routes and trucks with an outstanding aggregate principal balance of approximately $41.7 million.

Legal Matters

We are currently subject to various lawsuits and environmental matters arising in the normal course of business. In our opinion, such matters should not have a material effect upon our Condensed Consolidated Financial Statements taken as a whole.

13.	RELATED PARTY TRANSACTIONS

We own 51% of Patriot Snacks Real Estate, LLC (“Patriot”) and consolidate its balance sheet and operating results into our Condensed Consolidated Financial Statements. The remaining 49% is owned by an employee.

We own 80% of Michaud Distributors, Inc., which distributes our products in the northeastern United States. As of July 2, 2011, we have notes receivable from two stockholders and an affiliate of Michaud Distributors, Inc. of $0.3 million. The notes are unsecured, due upon demand, and bear interest at the best rate available to Michaud Distributors, Inc. by its primary commercial lenders.

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

One of our directors, C. Peter Carlucci, Jr., is a member of Eckert Seamans Cherin & Mellott, LLC (“Eckert”), which serves as one of our outside legal firms. There were $0.3 million in payments made to Eckert during the first six months of 2011.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

14.	COMPREHENSIVE INCOME AND NONCONTROLLING INTERESTS

Comprehensive income consisted of the following:

	0000000	0000000	0000000	0000000
	Quarter Ended		Six Months Ended
(in thousands)	July 2, 2011	June 26, 2010*	July 2, 2011	June 26, 2010*

Net (loss)/income	$(3,706)	$12,405	$7,337	$11,720
Foreign currency translation adjustment	376	(575)	2,765	901
Net unrealized (loss)/gain on derivatives, net of tax	89	(31)	455	(127)

Total comprehensive (loss)/income	(3,241)	11,799	10,557	12,494
Comprehensive income attributable to noncontrolling interests	(142)	-	(336)	-

Comprehensive (loss)/income attributable to Snyder’s-Lance, Inc.	$(3,383)	$11,799	$10,221	$12,494

* Quarter and Six Months Ended June 26, 2010 amounts have been revised to reflect the change in accounting for inventory. See Note 2 for more information.

Our noncontrolling interests are associated with our 90% ownership of Melisi Snacks, Inc., 51% ownership of Patriot Snacks Real Estate, LLC, and 80% ownership of Michaud Distributors, Inc. During the second quarter of 2011, we acquired an additional 10% ownership interest in Melisi Snacks, Inc. for $1.5 million increasing our total ownership to 90%.

15.	SUBSEQUENT EVENTS

Subsequent to the end of the second quarter, we acquired the remaining 10% interest in Melisi Snacks, Inc.

Also, subsequent to the end of the second quarter, we acquired all of the issued and outstanding shares of George Greer Co., Inc. (“Greer”). Greer operates 120 routes in the Rhode Island, eastern Massachusetts, and New Hampshire markets, and is a significant distributor of our branded products. The acquisition supports our overall strategy to convert to an independent operator structure.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an assessment of our financial condition, results of operations, liquidity and capital resources and should be read in conjunction with the accompanying consolidated financial statements, and notes to the financial statements. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended January 1, 2011, and those described from time to time in our other reports filed with the Securities and Exchange Commission.

Management’s discussion and analysis of our financial condition and results of operations are based upon the Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The consolidated results of operations for the quarter and six months ended July 2, 2011, are not necessarily indicative of the results to be expected for the full year. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. We routinely evaluate our estimates, including those related to customer returns and promotions, allowances for doubtful accounts, inventory valuations, useful lives of fixed assets and related impairment, long-term investments, hedge transactions, postretirement and postemployment benefits including severance, intangible asset valuations and impairments, incentive compensation, income taxes, self-insurance, contingencies and litigation. Actual results may differ from these estimates.

Overview

On December 6, 2010, Lance, Inc. (“Lance”) and Snyder’s of Hanover, Inc. (“Snyder’s”) completed a merger (“Merger”) to create Snyder’s-Lance, Inc. The second quarter and first six months of 2011 reflect the results of operations of the combined company, while the respective periods for 2010 only reflect the results of operations for Lance.

In February 2011, we announced a plan to convert approximately 1,300 company-owned employee-based direct-store-delivery (“DSD”) routes to an independent operator structure to better position our distribution network to serve customers. The conversion is currently expected to be completed by the middle of 2012 and is expected to materially impact our financial results in several areas, as follows:

•	Revenue – Although total revenue will increase as a result of the Merger, we expect to have lower revenue per unit sold as we shift from a company-owned to an independent operator DSD network.
•	Gross margin – Lower revenue per unit will also drive lower gross margin as a percentage of net revenue.
•	Selling, general, and administrative expenses – As we shift to an independent operator DSD network, our distribution-related expenses should decline more than the decline in gross margin dollars.
•	Severance – We have recorded an estimate of the severance charges related to converting our company-owned routes to an independent operator structure.
•

Impairment of fixed assets – We have recorded an impairment of route trucks reflecting a fair value estimate that is significantly lower than the current book value of these assets. We may have additional impairments of distribution equipment as we evaluate the impacts of the conversion.

•	Gains on the sale of routes – Overall, net gains on the sales of routes are expected to be more than the integration-related expenses and provide significant cash inflows.

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

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The second quarter of 2011 was negatively affected by higher commodity costs compared to the second quarter of 2010. These higher costs were most impactful to our private brand products, where gross margin percentages are generally lower than branded products, and where planned selling price increases were not fully realized.

Additionally, we recognized approximately $9.8 million of severance costs specifically related to the DSD independent operator conversion and a non-cash charge of $10.1 million related to the impairment of the value of route trucks. We also incurred approximately $3.4 million of severance charges and professional fees related to the Merger and other integrations efforts during the second quarter of 2011.

As we move into the remainder of 2011, we expect to see continued growth compared to 2010 as a result of incremental revenue from the Merger, increased product distribution from merger-related synergies, continued organic volume growth, and selling price increases, especially for our non-branded products to mitigate the increase in commodity costs.

As a result of the Merger, gross margin as a percentage of revenue is expected to decline due to a greater percentage of sales to independent operators and a higher concentration of non-branded revenue, but is also expected to result in lower distribution costs for these channels.

Quarter Ended July 2, 2011 Compared to Quarter Ended June 26, 2010

	Quarter Ended				Favorable/ (Unfavorable)
(In thousands)	July 2, 2011		June 26, 2010*		Variance

Net revenue	$412,541	100.0%	$235,417	100.0%	$177,124	75.2%
Cost of sales	268,904	65.2%	137,982	58.6%	(130,922)	-94.9%

Gross margin	143,637	34.8%	97,435	41.4%	46,202	47.4%
Selling, general and administrative	137,134	33.2%	77,682	33.0%	(59,452)	-76.5%
Other expense, net	10,145	2.5%	174	0.1%	(9,971)	nm

(Loss)/income before interest and taxes	(3,642)	-0.9%	19,579	8.3%	(23,221)	-118.6%
Interest expense, net	2,367	0.6%	862	0.4%	(1,505)	-174.6%
Income tax (benefit)/expense	(2,303)	-0.6%	6,312	2.7%	8,615	136.5%

Net (loss)/income	$(3,706)	-0.9%	$12,405	5.3%	$(16,111)	-129.9%

* Quarter Ended June 26, 2010 amounts have been revised to reflect the change in accounting for inventory.

nm = not meaningful.

Revenue

Net revenue increased $177.1 million compared to the second quarter of 2010 primarily as a result of the incremental branded and non-branded revenue from the Merger. The comparability of our results is significantly impacted by the recent Merger in December of 2010. Compared to the second quarter of 2010 and excluding the increase in revenue from Snyder’s and other branded and non-branded products from the Merger:

•

We had revenue growth in our Lance and Cape Cod brands as a result of wider distribution, new product introductions, and selling price increases to mitigate higher commodity costs. We also had revenue declines in our Tom’s branded products due to our shelf space allocation strategy in convenience stores.

•	From a channel perspective, we experienced revenue growth from sales to grocery stores and mass merchandisers, and from direct shipments to the club and discount channels.
•

We experienced revenue growth in our non-branded products primarily due to certain selling price increases to mitigate higher commodity costs, sales to new customers, and wider distribution of product offerings to existing customers.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue by product category was as follows (in millions):

	00000000000	00000000000
	Quarter Ended
	July 2, 2011	June 26, 2010

Branded Products	$241.4	$140.4
Non-Branded Products	171.1	95.0

Total Revenue	$412.5	$235.4

Gross Margin

Gross margin increased $46.2 million during the second quarter of 2011 compared to the same quarter last year but declined 6.6% as a percentage of revenue. The overall increase in gross margin was driven by the increase in sales volume primarily as a result of the Merger. Gross margin declined as a percentage of revenue due to the following:

•	Lower selling prices to independent operators, which now comprise a significant portion of our revenue as a result of the Merger;
•	Higher mix of non-branded products that have a lower gross margin; and
•	Higher commodity costs impacting our private brand products, where planned selling price increases were not fully realized.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $59.5 million during the second quarter of 2011 compared to the second quarter of 2010, and was relatively flat as a percentage of revenue. The increase was driven by incremental expenses assumed as part of the Merger. Additionally, we recognized $13.2 million of severance charges and professional fees associated with the Merger and independent operator conversion. Other expenses included in selling, general and administrative expenses were approximately 10% lower than the same quarter last year primarily due to lower salaries and benefits, which were partially offset by higher advertising expenses, higher employee insurance expenses for self-insured plans, and an increase in fuel prices compared to the same quarter last year.

Other Expense, Net

During the second quarter of 2011, we recognized a non-cash impairment charge of $10.1 million on our fleet of route trucks expected to be sold as a result of the independent operator conversion. As we convert the company-owned routes to an independent operator DSD network, additional gains or losses on the sale of assets may occur. Other expense, net was not significant in the second quarter of 2010.

Interest Expense

Interest expense increased $1.5 million during the second quarter of 2011 compared to the second quarter of 2010 as a result of higher debt levels and higher average interest rates due to the Merger.

Income Tax Expense/Benefit

The effective income tax rate increased from 33.7% for the second quarter of 2010 to 38.3% for the second quarter of 2011. The increase in the effective tax rate was due to higher reserves for uncertain tax positions and lower utilization of permanent tax deductions as a result of lower earnings.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended July 2, 2011 Compared to Six Months Ended June 26, 2010

(In thousands)	Six Months Ended				Favorable/ (Unfavorable)
	July 2, 2011		June 26, 2010*		Variance

Net revenue	$801,011	100.0%	$457,034	100.0%	$343,977	75.3%
Cost of sales	516,202	64.4%	275,724	60.3%	(240,478)	-87.2%

Gross margin	284,809	35.6%	181,310	39.7%	103,499	57.1%
Selling, general and administrative	258,040	32.2%	158,101	34.6%	(99,939)	-63.2%
Other expense, net	10,184	1.3%	3,785	0.8%	(6,399)	-169.1%

Income before interest and taxes	16,585	2.1%	19,424	4.3%	(2,839)	-14.6%
Interest expense, net	5,026	0.6%	1,722	0.4%	(3,304)	-191.9%
Income tax expense	4,222	0.5%	5,982	1.3%	1,760	29.4%

Net income	$7,337	0.9%	$11,720	2.6%	$(4,383)	-37.4%

* Six Months Ended June 26, 2010 amounts have been revised to reflect the change in accounting for inventory.

nm = not meaningful.

Revenue

Net revenue increased $344.0 million compared to the first six months of 2010 primarily as a result of the incremental branded and non-branded revenue from the Merger. Compared to the first six months of 2010 and excluding the increase in net revenue from the Merger, the performance during the first half of 2011 was very similar to that experienced during the second quarter 2011, including strong revenue growth from our Lance and Cape Cod brands due to wider distribution, new product offerings, and continued growth from our non-branded product offerings.

Revenue by product category was as follows (in millions):

	00000000000	00000000000
	Six Months Ended
	July 2, 2011	June 26, 2010

Branded Products	$470.0	$267.0
Non-Branded Products	331.0	190.0

Total Revenue	$801.0	$457.0

Gross Margin

Gross margin increased $103.5 million during the first six months of 2011 compared to the same period last year but declined 4.1% as a percentage of revenue. The overall dollar increase in gross margin was driven by the increase in sales volume primarily as a result of the Merger. The gross margin decline as a percentage of revenue was attributable to the mix of incremental revenue from the Merger, which is due to the independent operator DSD network having a lower revenue per unit sold, and higher commodity costs, especially for our non-branded products, which were not fully mitigated by selling price increases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $99.9 million during the first half of 2011 compared to the first half of 2010, but decreased 2.4% as a percentage of revenue. The dollar increase was driven by incremental expenses assumed as part of the Merger. Additionally, we recognized $13.4 million of severance expenses and $1.4 million of professional fee expenses associated with the Merger and independent operator conversion. Other expenses included in selling, general and administrative expenses were approximately 10% lower than the same period last year primarily due to lower employee-related costs, such as salaries, benefits, travel and relocation, and lower bad debt expense, which were partially offset by higher advertising expenses, higher employee insurance expenses for self-insured plans, and an increase in fuel prices compared to the same period last year.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Expense, Net

During the second quarter of 2011, we recognized a non-cash impairment charge of $10.1 million on our fleet of route trucks expected to be sold as a result of the independent operator conversion. As we convert the company-owned routes to an independent operator DSD network, additional gains or losses on the sale of assets may occur.

During the first six months of 2010, other expense, net included financing commitment fees of $2.7 million associated with an unsuccessful bid for a targeted acquisition and an impairment charge of $0.6 million related to the assets in Little Rock, Arkansas.

Interest Expense

Interest expense increased $3.3 million during the first six months of 2011 compared to the first six months of 2010 as a result of higher debt levels and higher average interest rates due to the Merger.

Income Tax Expense

Our effective income tax rate was 36.5% in the first six months of 2011 compared to 33.8% in the first six months of 2010. The increase in the effective income tax rate was the result of lower favorable permanent tax differences.

Liquidity and Capital Resources

Liquidity

Liquidity represents our ability to generate sufficient cash flows from operating activities to meet our obligations as well as our ability to obtain appropriate financing. Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives. Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures for fixed assets and routes, acquisitions, and dividends. Sufficient liquidity is expected to be available to enable us to meet these demands.

We have a universal shelf registration statement that, subject to our ability to consummate a transaction on acceptable terms, provides the flexibility to sell up to $250 million of debt or equity securities.

Operating Cash Flows

Net cash provided by operating activities was $57.0 million during the first six months of 2011 and $22.9 million during the first six months of 2010. Cash provided by changes in operating assets and liabilities was $10.7 million during the first six months of 2011, an increase from cash used by changes in operating assets and liabilities of $12.4 million in the first six months of 2010. The increase in accounts receivable during the first six months of 2011 was more than offset by increases in accounts payable and accrued compensation, including the increase for the severance accrual.

Investing Cash Flows

Net cash used in investing activities was $33.0 million for the first six months of 2011. Capital expenditures for fixed assets, principally manufacturing equipment and building improvements, totaled $32.3 million during the first six months of 2011. Capital expenditures are expected to continue at a level sufficient to support our strategic and operating needs. Capital expenditures for fiscal 2011 are projected to be between $60 million and $70 million and funded by net cash flow from operating activities, proceeds from the sale of routes, cash on hand, and our existing credit facilities. Expenditures for the purchase of routes were $3.8 million in the first six months of 2011, partially offset by proceeds from the sale of routes of $3.0 million. The purchases and sales of routes are expected to increase substantially over the remainder of the year and into 2012 as we continue the conversion to an independent operator structure.

Net cash used in investing activities during the first six months of 2010 represented capital expenditures of $13.2 million, partially offset by proceeds from the sale of fixed assets of $2.1 million. Capital expenditures for purchases of fixed assets were $33.3 million for the year ended January 1, 2011.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financing Cash Flows

Net cash used in financing activities was $40.8 million for the first six months of 2011 compared with $10.3 million in the first six months of 2010. During both of the first six months of 2011 and 2010, we paid dividends of $0.32 per common share totaling $21.2 million and $10.3 million, respectively, with the increase due to the change in the number of shares outstanding. We received cash and related tax benefits of $6.3 million and $1.7 million during the first six months of 2011 and 2010, respectively, as a result of stock option exercises. Repayments on our existing credit facilities of $25.6 million were primarily funded by cash on hand and cash provided by operating activities in the first six months of 2011.

During the first six months of 2011, we acquired an additional 10% ownership interest in Melisi Snacks, Inc. for $1.5 million increasing our total ownership from 80% to 90%.

During the first six months of 2010, we repurchased 56,152 shares of common stock from employees and net-settled 172,650 of the 300,000 restricted stock units that vested in May 2010, to cover $3.8 million of withholding taxes payable by employees upon the vesting of restricted stock and restricted stock units. We also paid $0.9 million of accrued dividends on restricted stock units.

On August 4, 2011, the Board of Directors declared a quarterly cash dividend of $0.16 per share, payable on August 23, 2011, to stockholders of record on August 15, 2011.

Other Cash Flow Considerations

In February 2011, we announced a plan to convert approximately 1,300 company-owned routes to an independent operator structure to better position our distribution network to serve customers. The conversion is currently scheduled to be complete by the middle of 2012. We continue to expect significant cash inflows and outflows from the independent operator conversion and other integration activities. We expect to generate after-tax proceeds of approximately $40 to $50 million for the sale of routes and route trucks over the next 12 months.

Debt

Additional borrowings available under our existing credit facility totaled $177.0 million as of July 2, 2011. We have complied with all financial covenants contained in the credit agreement. Under a separate existing credit agreement, a $50.0 million loan is due in October 2011. The repayment of this loan is expected to be funded by a combination of cash flows generated from operations, the sale of routes to independent operators, and borrowings available under new or existing credit facilities. We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $16.1 million as of July 2, 2011.

Contractual Obligations

In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections, and expected usage levels. Purchase commitments for inventory increased from $169.6 million as of January 1, 2011, to $182.2 million as of July 2, 2011, due to varying contractual obligations. We currently contract from three months to approximately two years for all major ingredients and packaging.

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

Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable-rate debt. While these interest rate swap agreements fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $1.3 million lower without these agreements during the first six months of 2011.

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

We are exposed to credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. For the first six months of 2011 and 2010, net bad debt expense was $0.6 million and $0.5 million, respectively. Allowances for doubtful accounts were $2.1 million at July 2, 2011 and $2.9 million at January  1, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about these market risks are included under “Market Risks” in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 2, 2011.

There have been no changes in our internal control over financial reporting during the quarter ended July 2, 2011, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are currently subject to various lawsuits and environmental matters arising in the normal course of business. In our opinion, such matters should not have a material effect upon our Condensed Consolidated Financial Statements taken as a whole.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2011, which factors could materially affect our business, financial condition or future results. There have been no material changes to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our revolving credit agreement restricts our payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $200 million. As of July 2, 2011, our consolidated stockholders’ equity was $832.1 million. The private placement agreement for $100 million of senior notes assumed as part of the Merger, as amended in December 2010, has provisions no more restrictive than the revolving credit agreement dated December 2010.

The Board of Directors has authorized the repurchase of shares from employees in order to cover withholding taxes payable by employees upon the vesting of restricted stock. On July 21, 2010, the Board of Directors authorized the repurchase of up to 100,000 shares, or up to $2.4 million, of common stock from employees. There were no share repurchases during the first six months of 2011. However, share repurchases during the fourth quarter of 2010 reduced the remaining number of shares authorized to be repurchased to 57,380.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. [Removed and Reserved]

Not applicable.

Item 5. Other Information

Not applicable.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Index

No.	Description

3.1

Restated Articles of Incorporation of Snyder’s-Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998

(File No. 0-398).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of Snyder’s-Lance, Inc., incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2010 (File No. 0-398).

3.3	Bylaws of Snyder’s-Lance, Inc., as amended through December 6, 2010, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 6, 2010 (File No. 0-398).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

32	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101	Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income/(Loss), (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SNYDER’S-LANCE, INC.

By:	/s/ Rick D. Puckett
Rick D. Puckett
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary

Dated: August 11, 2011