Form 10-Q
period 2011-10-01
SNYDER'S-LANCE, INC.
filed 2011-11-07
CIK 57528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended October 1, 2011

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

Yes    ☐  No    ☑

The number of shares outstanding of the registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock as of October 28, 2011, was 67,788,182 shares.

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

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

For the Quarters and Nine Months Ended October 1, 2011 and September 25, 2010

(in thousands, except per share data)

	Quarter Ended		Nine Months Ended
	October 1, 2011	September 25, 2010*	October 1, 2011	September 25, 2010*
Net revenue	$421,897	$237,683	$1,222,909	$694,717
Cost of sales	280,892	143,062	797,095	418,786

Gross margin	141,005	94,621	425,814	275,931

Selling, general and administrative	126,816	78,416	384,856	236,517
Other (income)/expense, net	(4,241)	221	5,942	4,006

Income before interest and income taxes	18,430	15,984	35,016	35,408
Interest expense, net	3,037	841	8,064	2,563

Income before income taxes	15,393	15,143	26,952	32,845
Income tax expense	6,608	4,958	10,830	10,940

Net income	8,785	10,185	16,122	21,905
Net loss/(income) attributable to noncontrolling interests	45	—	(291)	—

Net income attributable to Snyder’s-Lance, Inc.	$8,830	$10,185	$15,831	$21,905

Basic earnings per share	$0.13	$0.32	$0.24	$0.69
Weighted average shares outstanding – basic	67,706	32,140	67,268	31,962
Diluted earnings per share	$0.13	$0.31	$0.23	$0.67
Weighted average shares outstanding – diluted	68,787	32,672	68,324	32,462
Cash dividends declared per share	$0.16	$0.16	$0.48	$0.48

*	Quarter and Nine Months Ended September 25, 2010 amounts have been revised to reflect the change in accounting for inventory. See Note 3 for more information.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

As of October 1, 2011 (Unaudited) and January 1, 2011

(in thousands, except share data)

	October 1, 2011	January 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$15,056	$27,877
Accounts receivable, net of allowances of $2,358 and $2,899, respectively	161,275	128,556
Inventories	116,103	96,936
Income tax receivable	24,012	29,304
Deferred income taxes	15,151	14,346
Assets held for sale	32,187	385
Prepaid expenses and other current assets	18,684	26,363

Total current assets	382,468	323,767
Noncurrent assets:
Fixed assets, net of accumulated depreciation of $325,049 and $299,877, respectively	326,053	336,673
Goodwill, net	378,300	376,281
Other intangible assets, net	393,554	407,579
Other noncurrent assets	19,749	18,056

Total assets	$1,500,124	$1,462,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,927	$39,938
Accrued compensation	39,457	31,564
Other payables and accrued liabilities	71,080	64,000
Current portion of long-term debt	58,847	57,767

Total current liabilities	234,311	193,269
Noncurrent liabilities:
Long-term debt	224,012	227,462
Deferred income taxes	194,844	180,812
Other noncurrent liabilities	23,196	24,198

Total liabilities	676,363	625,741
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, 67,777,625 and 66,336,807 shares outstanding, respectively	56,479	55,278
Preferred stock, no shares outstanding	—	—
Additional paid-in capital	729,658	722,007
Retained earnings	23,958	40,199
Accumulated other comprehensive income	11,378	15,104

Total Snyder’s-Lance, Inc. stockholders’ equity	821,473	832,588
Noncontrolling interests	2,288	4,027

Total stockholders’ equity	823,761	836,615

Total liabilities and stockholders’ equity	$1,500,124	$1,462,356

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended October 1, 2011 and September 25, 2010

(in thousands)

	September 25,	September 25,
	Nine Months Ended
	October 1, 2011	September 25, 2010*
Operating activities
Net income	$16,122	$21,905
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	41,965	28,629
Stock-based compensation expense	1,761	5,635
(Gain)/Loss on sale of fixed and intangible assets	(3,856)	214
Impairment of fixed assets	10,119	584
Changes in operating assets and liabilities, excluding business acquisitions	6,679	(4,977)

Net cash provided by operating activities	72,790	51,990

Investing activities
Purchases of fixed assets	(43,359)	(21,163)
Purchases of route businesses	(19,689)	—
Proceeds from sale of fixed and intangible assets	2,701	2,232
Proceeds from sale of route businesses	19,595	—
Proceeds from sale of investments	960	—
Business acquisitions, net of cash acquired	(15,394)	—

Net cash used in investing activities	(55,186)	(18,931)

Financing activities
Dividends paid to stockholders	(32,071)	(15,510)
Dividends paid to noncontrolling interests	(281)	—
Acquisition of additional interest in Melisi Snacks, Inc.	(3,500)	—
Issuances of common stock	8,248	2,551
Repurchases of common stock	—	(4,668)
Net repayments of existing credit facilities	(2,547)	(7,000)

Net cash used in financing activities	(30,151)	(24,627)

Effect of exchange rate changes on cash	(274)	190

(Decrease)/Increase in cash and cash equivalents	(12,821)	8,622
Cash and cash equivalents at beginning of period	27,877	5,418

Cash and cash equivalents at end of period	$15,056	$14,040

Supplemental information:
Cash (received)/paid for income taxes, net of refunds of $7,251 and $23, respectively	$(5,699)	$7,042
Cash paid for interest	$7,191	$2,552

*	Nine Months Ended September 25, 2010 amounts have been revised to reflect the change in accounting for inventory. See Note 3 for more information.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of Snyder’s-Lance, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in our Form 10-K for the year ended January 1, 2011, filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2011. In our opinion, these Condensed Consolidated Financial Statements reflect all adjustments, consisting of only normal, recurring accruals, necessary to present fairly our Condensed Consolidated Financial Statements for the interim periods presented herein. The consolidated results of operations for the quarter and nine months ended October 1, 2011, are not necessarily indicative of the results to be expected for the full year.

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

On December 6, 2010, Lance, Inc. (“Lance”) and Snyder’s of Hanover, Inc. (“Snyder’s”) completed a merger (“Merger”) to create Snyder’s-Lance, Inc. The third quarter and first nine months of 2011 reflect the results of operations of the combined company, while the respective periods for 2010 only reflect the results of operations for Lance.

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

In June 2011, the FASB issued an Accounting Standards Update (“ASU”) regarding the presentation of comprehensive income. The new standard requires comprehensive income to be reported either as a single statement or in two consecutive statements reporting net income and other comprehensive income. In addition, the standard eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. The ASU requires retrospective application and will become effective for us in the first quarter of 2012.

In September 2011, the FASB issued an ASU regarding testing goodwill for impairment. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We plan to adopt the revised standard for the goodwill impairment test performed for 2011.

3.	CHANGE IN ACCOUNTING METHOD

Prior to December 6, 2010, inventories were valued using both the LIFO and the FIFO methods. Effective December 6, 2010, we changed our method of accounting for the finished goods, work-in-progress and raw material inventories previously on the LIFO method to the FIFO method.

The effect of the change on the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Cash Flows for the quarter and nine months ended September 25, 2010, was not significant.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

4.	MERGER AND INTEGRATION ACTIVITIES

During the quarter ended July 2, 2011, we adjusted our initial purchase price allocation related to the Merger for changes in the valuation of certain assets and liabilities. The adjustment resulted in a $0.6 million reduction in inventory, a $2.3 million reduction in property, plant, and equipment, a $0.3 million decrease in other current liabilities, a $0.2 million decrease in other noncurrent liabilities, a $0.7 million decrease in the deferred income tax liability, a $0.6 million increase in noncontrolling interests, and a $2.3 million increase in goodwill. The impact of these adjustments on previously presented balance sheets and income statements was not significant for retrospective adjustment. During the quarter ended October 1, 2011, there were no additional adjustments to our initial purchase price allocation in the valuation of certain assets and liabilities. Our valuations remain subject to adjustment as additional information is obtained, but any such adjustments are not expected to be significant.

The following unaudited pro forma consolidated financial information has been prepared as if the Merger between Lance and Snyder’s had taken place at the beginning of 2010. The unaudited pro forma results include estimates and assumptions regarding increased amortization of intangible assets related to the Merger, increased interest expense related to cash paid for Merger-related expenses, and the related tax effects. However, pro forma results are not necessarily indicative of the results that would have occurred if the Merger had occurred on the date indicated, or that may result in the future.

(in thousands, except per share data)	Quarter Ended September 25, 2010	Nine Months Ended September 25, 2010
Net revenue	$403,112	$1,177,524
Income before interest and income taxes	$24,774	$68,121
Net income attributable to Snyder’s-Lance, Inc.	$13,949	$38,397
Weighted average diluted shares	66,636	66,418
Diluted earnings per share	$0.21	$0.58

In February 2011, we announced a plan to convert approximately 1,300 company-owned routes to an independent business operator structure. The conversion is currently in process and is expected to be complete by the middle of 2012.

During the quarter ended October 1, 2011, we incurred $3.4 million in severance costs and professional fees related to Merger and integration activities, which are included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Income. In addition, for the quarter ended October 1, 2011, we recorded $3.2 million in net gain on the sale of route businesses associated with the conversion to an independent business operator structure. This gain is included in other income/expense, net on the Condensed Consolidated Statements of Income.

During the nine months ended October 1, 2011, costs incurred as a result of the Merger and integration activities include $15.8 million in severance costs and $2.4 million in professional fees, which are included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Income. In addition, we recorded $3.2 million in net gain on the sale of route businesses and $10.1 million in asset impairment charges, both of which were associated with the conversion to an independent business operator structure and recorded in other income/expense, net on the Condensed Consolidated Statements of Income. The asset impairment was recorded due to the decision to sell the route trucks prior to the end of their useful lives. In order to determine an appropriate fair value for the route trucks, we reviewed market pricing for similar assets from multiple sources, including trucks sold at auction.

During the third quarter and nine months ended September 25, 2010, we incurred $2.9 million and $3.2 million, respectively, in professional fees associated with the Merger.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

5.	BUSINESS ACQUISITIONS

On August 9, 2011, we acquired all of the issued and outstanding shares of George Greer Company, Inc. (“Greer”), a snack food distributor, for $15.0 million in cash. Goodwill recorded as part of the purchase price allocation was $9.8 million, and identifiable intangible assets acquired as part of the acquisition were $8.5 million. In addition, we acquired cash and other tangible assets, which were more than offset by assumed liabilities. Although accretive since the acquisition date, the assets, liabilities and results of operations of this acquisition were not material to our consolidated financial position or results of operations. We continue to evaluate the purchase price allocation, primarily the value of certain intangible assets, and may revise the purchase price allocation in future periods as these estimates are finalized.

6.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to Snyder’s-Lance, Inc. by the weighted average number of shares outstanding during each period. Diluted earnings per share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. In the calculation of diluted earnings per share, the denominator includes the number of additional common shares that would have been outstanding if our outstanding dilutive stock options had been exercised, as determined pursuant to the treasury stock method.

For the quarter and nine months ended October 1, 2011, approximately 20,000 and 25,000 shares, respectively, were excluded from the calculation of diluted earnings per share because their effects were antidilutive. Approximately 776,000 and 716,000 shares were excluded from the calculations of diluted earnings per share for the quarter and nine months ended September 25, 2010, respectively, because their effects were antidilutive.

7.	INVENTORIES

(in thousands)	October 1, 2011	January 1, 2011
Finished goods	$68,052	$55,658
Raw materials	21,611	17,015
Maintenance parts and supplies	26,440	24,263

Total inventories	$116,103	$96,936

8.	2010 WORKFORCE REDUCTION

On June 4, 2010, we announced a reduction in our workforce, which resulted in $3.0 million of pre-tax charges being recognized in the second quarter of 2010. This included severance expense of approximately $2.8 million (net of a reduction in accrued vacation of $0.4 million), and job placement and medical coverage expenses of approximately $0.2 million. We recorded $1.1 million in cost of sales and $1.9 million in selling, general and administrative on the Condensed Consolidated Statements of Income.

9.	INVESTMENTS

We own a non-controlling equity interest in Late July Snacks LLC (“Late July”), an organic snack food company. Equity earnings, which are not material, are included in other income/expense, net. We also manufacture products for Late July. Contract manufacturing revenue from Late July was approximately $1.2 million and $1.0 million during the third quarters of 2011 and 2010, respectively. Contract manufacturing revenue was approximately $3.4 million and $2.8 million during the first nine months of 2011 and 2010, respectively. As of October 1, 2011, and January 1, 2011, accounts receivable due from Late July totaled $0.5 million and $0.4 million, respectively.

As of October 1, 2011, and January 1, 2011, we had $7.4 million and $8.9 million, respectively, in long-term investments consisting of limited partnerships and real estate investment trusts. During the first quarter of 2011, one of these investments was sold for approximately $1.0 million resulting in an immaterial loss. Since our ownership interests are less than 5%, these investments are recorded at cost and adjusted for impairments considered other than temporary. Distributions received are recorded as either a return of capital or as investment income if in the form of a dividend.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

10.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended October 1, 2011, are as follows:

(in thousands)	Carrying Amount
Balance as of January 1, 2011	$376,281
Purchase price adjustments (see Note 4)	2,267
Business acquisitions (see Note 5)	9,764
Goodwill acquired in the purchase of route businesses	3,426
Goodwill attributable to the sale of route businesses	(4,640)
Goodwill allocated to assets held for sale	(6,715)
Change in foreign currency exchange rate	(2,083)

Balance as of October 1, 2011	$378,300

As of October 1, 2011 and January 1, 2011, acquired intangible assets consisted of the following:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of October 1, 2011:
Customer relationships – amortized	$64,168	$(4,002)	$60,166
Non-compete agreement – amortized	500	(500)	—
Greer intangible assets – amortized	8,500	(248)	8,252
Routes – unamortized	30,875	—	30,875
Trademarks – unamortized	294,787	(526)	294,261

Balance as of October 1, 2011	$398,830	$(5,276)	$393,554

As of January 1, 2011:
Customer relationships – amortized	$64,168	$(1,384)	$62,784
Non-compete agreement – amortized	500	(451)	49
Routes – unamortized	50,485	—	50,485
Trademarks – unamortized	294,787	(526)	294,261

Balance as of January 1, 2011	$409,940	$(2,361)	$407,579

The intangible assets related to customer relationships are amortized over a weighted average useful life of 18.5 years and will be amortized through November 2029. Amortization expense related to intangibles was $2.9 million and $0.5 million for the nine months ended October 1, 2011, and September 25, 2010, respectively. We estimate that annual amortization expense for these intangible assets will be approximately $5.1 million per year for 2012, 2013 and 2014, $4.2 million for 2015, and $4.0 million for 2016.

Routes and trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. Although not amortized, they are reviewed for impairment as conditions change or at least on an annual basis.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the nine months ended October 1, 2011, changes in the carrying value of routes are as follows:

(in thousands)	Routes
Balance of routes as of January 1, 2011	$50,485
Purchases of routes, exclusive of goodwill acquired	16,643
Sales of routes	(11,165)
Routes allocated to assets held for sale	(25,088)

Balance of routes as of October 1, 2011	$30,875

Routes and associated goodwill allocated to assets held for sale represent assets available for sale in their present condition and for which actions to complete a sale have been initiated.

11.	INCOME TAXES

We have recorded gross unrecognized tax benefits as of October 1, 2011 totaling $4.6 million and related interest and penalties of $2.1 million in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. Of this amount, $5.6 million would affect the effective tax rate if subsequently recognized. As of January 1, 2011, we recorded gross unrecognized tax benefits totaling $3.8 million and related interest and penalties of $1.5 million in other long-term liabilities on the Condensed Consolidated Balance Sheets. The increase is primarily related to an increase in the liability for business acquisitions. We expect that statutes of limitation will likely expire in the next twelve months and may result in a potential $0.4 million decrease in the unrecognized tax benefit amount. We classify interest and penalties associated with income tax positions within income tax expense.

We have open years for income tax audit purposes in our major taxing jurisdictions according to statutes as follows:

Jurisdiction	Open Years
U.S. federal	2008 and forward
Canada federal	2007 and forward
Ontario provincial	2005 and forward
Massachusetts	2007 and forward
North Carolina	2006 and forward
Iowa	2007 and forward
Missouri	2007 and forward
New York	2007 and forward
California	2006 and forward
Pennsylvania	2007 and forward
Michigan	2006 and forward

12.	FAIR VALUE MEASUREMENTS

We have classified assets and liabilities required to be measured at fair value into the fair value hierarchy as set forth below:

Level 1	- quoted prices in active markets for identical assets and liabilities.
Level 2	- observable inputs other than quoted prices for identical assets and liabilities.
Level 3	- unobservable inputs in which there is little or no market data available, which requires us to develop our own assumptions.

We measure our derivative instruments at fair value using Level 2 inputs. There were no changes among the levels during the first nine months of 2011.

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

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

13.	DERIVATIVE INSTRUMENTS

We are exposed to certain risks relating to our ongoing business operations. We use derivative instruments to manage interest rate and foreign exchange rate risks.

The fair value of the derivative instrument asset/(liability) in the Condensed Consolidated Balance Sheets using Level 2 inputs is as follows:

	Fair Value of Asset/(Liability) at
(in thousands)	October 1, 2011	January 1, 2011
Derivatives designated as hedging instruments:
Interest rate swaps (included in Other noncurrent liabilities)	$(1,515)	$(2,630)
Interest rate swaps (included in Other payables and accrued liabilities)	(111)	—
Foreign currency forwards (included in Other payables and accrued liabilities/Prepaid expenses and other current assets)	(567)	256

Total derivatives designated as hedging instruments	$(2,193)	$(2,374)

Interest Rate Swaps

Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable-rate debt. The notional amount of the interest rate swaps designated as hedging instruments as of October 1, 2011 and January 1, 2011 was $59.9 million and $62.1 million, respectively.

Foreign Currency Forwards

We have exposure to foreign exchange rate fluctuations through the operations of our Canadian subsidiary. A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of its costs, such as raw materials and direct labor, are denominated in Canadian dollars. We have entered into a series of derivative forward contracts to mitigate a portion of this foreign exchange rate exposure. These contracts have maturities through December 2012. The notional amount for foreign currency forwards increased to $23.1 million at October 1, 2011, from $4.4 million at January 1, 2011, due to additional contracts entered into in August and September 2011.

The pre-tax income/(expense) effect of derivative instruments on the Condensed Consolidated Statements of Income is as follows:

	September 25,	September 25,	September 25,	September 25,
	Quarter Ended		Nine Months Ended
(in thousands)	October 1, 2011	September 25, 2010	October 1, 2011	September 25, 2010
Interest rate swaps (included in Interest expense, net)	$(654)	$(600)	$(1,985)	$(1,818)
Foreign currency forwards (included in Net revenue)	(39)	88	309	1,191
Foreign currency forwards (included in Other income/expense, net)	(33)	(8)	(47)	(110)

Total net pre-tax expense from derivative instruments	$(726)	$(520)	$(1,723)	$(737)

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The change in unrealized pre-tax gains/(losses) included in other comprehensive income due to fluctuations in interest rates and foreign exchange rates were as follows:

	Quarter Ended		Nine Months Ended
(in thousands)	October 1, 2011	September 25, 2010	October 1, 2011	September 25, 2010
Interest rate swaps	$(196)	$330	$803	$926
Foreign currency forwards	(590)	79	(823)	(638)

Total change in unrealized pre-tax gains/(losses) from derivative instruments (effective portion)	$(786)	$409	$(20)	$288

We have no counterparty credit risk associated with our derivative instruments, as all are currently in a liability position.

14.	COMMITMENTS AND CONTINGENCIES

Contractual Obligations

In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections, and expected usage levels. Purchase commitments for inventory increased from $169.6 million as of January 1, 2011, to $204.2 million as of October 1, 2011, due to the increased volume of purchase agreements compared to the end of 2010. We currently contract from approximately three to eighteen months in advance for all major ingredients and packaging.

Customer Concentration

For the quarter and nine months ended October 1, 2011, sales to our largest customer, Wal-Mart Stores, Inc., represented approximately 19% and 18% of total revenues, respectively. Sales to Wal-Mart Stores, Inc. were approximately 25% and 24% of total revenues for the quarter and nine months ended September 25, 2010, respectively. The decrease in the percentage of total revenue attributable to Wal-Mart Stores, Inc. relative to last year was driven by the Merger. In addition, third-party distributors, which account for approximately 12% of total revenues, purchase and resell our products to customers including Wal-Mart Stores, Inc., thereby increasing our total revenue attributable to Wal-Mart Stores, Inc. by an amount we are unable to reasonably estimate. Accounts receivable from Wal-Mart Stores, Inc. at October 1, 2011 and January 1, 2011 were $35.8 million and $22.9 million, respectively.

Guarantees

We currently guarantee loans made to independent business operators by a third party financial institution for the purchase of distribution routes and trucks. The outstanding aggregate balance on these loans was approximately $29.8 million as of October 1, 2011. The annual maximum amount of future payments we could be required to make under the guarantee equates to 25% of the outstanding aggregate loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year.

Loan Service Arrangements

We have entered into loan service arrangements with certain related parties that allow us to repurchase certain distribution assets in the event an independent business operator defaults on a loan with the related party. We have the right to repurchase the assets 30 days after default at the fair market value as defined in the loan service agreement. As of October 1, 2011, there were outstanding loans made to independent business operators by the related parties for the purchase of distribution routes and trucks with an outstanding aggregate principal balance of approximately $35.8 million.

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

We own 80% of Michaud Distributors, Inc., which distributes our products in the northeastern United States. As of October 1, 2011, we have notes receivable from stockholders and employees of Michaud Distributors, Inc. of $0.3 million. The notes are unsecured, due upon demand, and bear interest at the best rate available to Michaud Distributors, Inc. by its primary commercial lenders.

ARWCO Corporation, MAW Associates, LP and Warehime Enterprises, Inc. are significantly owned or controlled by the Chairman of the Board of Snyder’s-Lance, Inc. or direct family members. Among other unrelated business activities, these entities provide financing to independent business operators for the purchase of trucks and routes. Our Chairman of the Board also serves as an officer and/or director of these entities. Transactions with these related parties are primarily related to the collection and remittance of loan payments on notes receivable held by the affiliates. We are reimbursed for certain overhead and administrative services associated with the services provided to these related parties. The receivables from, payables to, and administrative fees from these entities are not significant.

One of our directors, C. Peter Carlucci, Jr., is a member of Eckert Seamans Cherin & Mellott, LLC (“Eckert”), which serves as one of our outside legal firms. There were $0.3 million in payments made to Eckert during the first nine months of 2011.

16.	COMPREHENSIVE INCOME AND NONCONTROLLING INTERESTS

Comprehensive income consisted of the following:

	Quarter Ended		Nine Months Ended
(in thousands)	October 1, 2011	September 25, 2010*	October 1, 2011	September 25, 2010*
Net income	$8,785	$10,185	$16,122	$21,905
Foreign currency translation adjustment	(6,416)	790	(3,651)	1,691
Net unrealized (loss)/gain on derivatives, net of tax	(530)	257	(75)	130

Total comprehensive income	1,839	11,232	12,396	23,726
Comprehensive loss/(income) attributable to noncontrolling interests	45	—	(291)	—

Comprehensive income attributable to Snyder’s-Lance, Inc.	$1,884	$11,232	$12,105	$23,726

*	Quarter and Nine Months Ended September 25, 2010 amounts have been revised to reflect the change in accounting for inventory. See Note 3 for more information.

Noncontrolling interests are associated with our 51% ownership of Patriot and 80% ownership of Michaud Distributors, Inc. During the second quarter of 2011, we acquired an additional 10% ownership interest in Melisi Snacks, Inc. for $1.5 million. During the third quarter of 2011, we acquired the remaining ownership interest in Melisi Snacks, Inc. (10%) for $2.0 million, increasing our total ownership to 100%.

17.	SUBSEQUENT EVENT

On October 20, 2011, we repaid the $50.0 million U.S. term loan which is listed in the current portion of long-term debt on the Condensed Consolidated Balance Sheets. The repayment was funded with borrowings from the existing revolving credit facility.

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

Management’s discussion and analysis of our financial condition and results of operations are based on the Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The consolidated results of operations for the quarter and nine months ended October 1, 2011, are not necessarily indicative of the results to be expected for the full year. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. We routinely evaluate our estimates, including those related to customer returns and promotions, allowances for doubtful accounts, inventory valuations, useful lives of fixed assets and related impairment, long-term investments, hedge transactions, postretirement and postemployment benefits including severance, intangible asset valuations and impairments, incentive compensation, income taxes, self-insurance, contingencies and litigation. Actual results may differ from these estimates.

Overview

On December 6, 2010, Lance, Inc. (“Lance”) and Snyder’s of Hanover, Inc. (“Snyder’s”) completed a merger (“Merger”) to create Snyder’s-Lance, Inc. The third quarter and first nine months of 2011 reflect the results of operations of the combined company, while the respective periods for 2010 only reflect the results of operations for Lance.

As a result of the Merger, we are integrating our business and business processes to eliminate duplication of costs, and as a result, have recorded severance charges, asset impairments and increased professional fees, which we expect will continue throughout 2011.

In February 2011, we announced a plan to convert approximately 1,300 company-owned employee-based direct-store-delivery (“DSD”) routes to an independent business operator structure to better position our distribution network to serve customers. The conversion is expected to be complete by the middle of 2012 and is expected to materially impact our financial results in several areas, as follows:

•

Revenue – Although total revenue will increase as a result of the Merger, we expect to have lower revenue per unit sold as we shift from a company-owned to an independent business operator DSD network.

•	Gross margin – Lower revenue per unit sold will also drive lower gross margin as a percentage of net revenue.

•

Selling, general, and administrative expenses – As we shift to an independent business operator DSD network, we believe our distribution-related expenses will decline more than the decline in gross margin dollars.

•	Severance – We recorded an estimate of the severance charges related to converting our company-owned routes to an independent business operator structure.

•

Impairment of fixed assets – During the second quarter, we recorded an impairment of route trucks reflecting a fair value estimate that is significantly lower than the current book value of these assets. We may have additional impairments of distribution equipment as we evaluate the impacts of the conversion.

•

Gains on the sale of route businesses – We expect to record net gains on the sale of route businesses to independent business operators that will mitigate a portion of the integration-related expenses and provide significant cash inflows. The basis of the route businesses will include an allocation of goodwill, which will reduce the overall gain recorded in the Condensed Consolidated Statements of Income. As of October 1, 2011, we had sold approximately 200 routes associated with the DSD independent business operator conversion.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our branded products are sold under our recognized company-owned brands. Non-branded products consist of:

1.	Private brand products, which are sold to retailers and distributors using store brands or our own control brands, such as Brent & Sam’s®, Vista® and Delicious®;

2.	Partner brands, which consists of other third-party brands that we sell through our DSD network; and

3.	Contract manufacturing, which represents our contracts with other branded food manufacturers to produce their products.

Revenue increased significantly in the third quarter of 2011 compared to the third quarter of 2010 primarily as a result of the Merger. Including only the historical Lance branded and non-branded products, revenue increased approximately 7% due to selling price increases, increased distribution, and new product introductions.

The third quarter of 2011 continued to be negatively affected by higher commodity costs compared to the third quarter of 2010. These higher costs were most impactful to our private brand product margins, where gross margin percentages are generally lower than branded products and planned selling price increases were not fully realized until the latter part of the third quarter. We expect that fourth quarter commodity costs will be higher than prior year fourth quarter commodity costs but will be lower than the third quarter of 2011.

We recognized approximately $3.2 million of gains on the sale of route businesses associated with the DSD independent business operator conversion. We also incurred approximately $3.4 million of severance charges and professional fees related to the Merger and other integration efforts during the third quarter of 2011.

As we move into the fourth quarter of 2011, we expect to see continued growth compared to 2010 as a result of incremental revenue from the Merger, increased product distribution from Merger-related synergies, continued organic volume growth, and selling price increases.

As a result of the Merger, gross margin as a percentage of revenue is expected to decline compared to 2010 due to a greater percentage of sales to independent business operators and a higher concentration of non-branded revenue. However, selling and distribution costs are expected to decline as a result of the conversion to an independent business operator structure.

Quarter Ended October 1, 2011 Compared to Quarter Ended September 25, 2010

(in thousands)	Quarter Ended				Favorable/ (Unfavorable) Variance
	October 1, 2011		September 25, 2010*
Net revenue	$421,897	100.0%	$237,683	100.0%	$184,214	77.5%
Cost of sales	280,892	66.6%	143,062	60.2%	(137,830)	-96.3%

Gross margin	141,005	33.4%	94,621	39.8%	46,384	49.0%
Selling, general and administrative	126,816	30.1%	78,416	33.0%	(48,400)	-61.7%
Other (income)/expense, net	(4,241)	-1.0%	221	0.1%	4,462	nm

Income before interest and taxes	18,430	4.4%	15,984	6.7%	2,446	15.3%
Interest expense, net	3,037	0.7%	841	0.4%	(2,196)	-261.1%
Income tax expense	6,608	1.6%	4,958	2.1%	(1,650)	-33.3%

Net income	$8,785	2.1%	$10,185	4.3%	$(1,400)	-13.7%

*	Quarter Ended September 25, 2010 amounts have been revised to reflect the change in accounting for inventory.

nm	= not meaningful.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue

Net revenue increased $184.2 million compared to the third quarter of 2010 primarily as a result of the incremental branded and non-branded revenue from the Merger. The comparability of our results is significantly impacted by the Merger. Compared to the third quarter of 2010 and including only the historical Lance branded and non-branded products:

•	We had approximately 5% revenue growth in our branded products primarily from increased distribution and new product innovation.

•	We experienced approximately 11% revenue growth in our non-branded products primarily due to selling price increases, sales to new customers, and new product offerings.

Revenue by product category was as follows (in millions):

	Quarter Ended
	October 1, 2011	September 25, 2010
Branded Products	$241.8	$138.0
Non-Branded Products	180.1	99.7

Total Revenue	$421.9	$237.7

Gross Margin

Gross margin increased $46.4 million during the third quarter of 2011 compared to the same quarter last year but declined 6.4% as a percentage of revenue. The overall increase in gross margin was driven by the increase in sales volume primarily as a result of the Merger. Gross margin declined as a percentage of revenue due to the following:

•	Higher portion of sales to independent business operators where we realize lower selling prices compared to direct sales to retailers;

•	Higher mix of non-branded products that have a lower gross margin;

•	Higher commodity costs for our branded and non-branded products; and

•	Selling price increases did not fully offset higher commodity costs during the quarter for private brand products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $48.4 million during the third quarter of 2011 compared to the third quarter of 2010 but decreased 2.9% as a percentage of revenue. The dollar increase was primarily driven by incremental expenses assumed as part of the Merger. Additionally, we recognized $3.4 million of severance charges and professional fees associated with the independent business operator conversion and other Merger integration activities. This amount was compared to $2.9 million in expenses recognized in the third quarter of 2010 associated with the Merger. We also introduced several media campaigns during the quarter as an investment in our core brands, which resulted in a $7.9 million increase in advertising costs over the third quarter of 2010 or a 3.2% increase as a percentage of branded revenue. In addition, during the third quarter, we continued to experience duplicate costs as a result of the Merger, which we expect to be addressed as a part of the integration and DSD conversion to independent business operators.

Other Income/Expense, Net

During the third quarter of 2011, we recognized approximately $3.2 million of gains on the sale of route businesses associated with the DSD independent business operator conversion. As we continue to convert the company-owned routes to an independent business operator DSD network, additional gains on the sale of assets are expected. In addition, we experienced foreign currency gains of $1.0 million during the third quarter of 2011. Other income/expense, net was not significant in the third quarter of 2010.

Interest Expense

Interest expense increased $2.2 million during the third quarter of 2011 compared to the third quarter of 2010 as a result of higher debt levels and higher average interest rates due to the Merger.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Tax Expense

The effective income tax rate increased from 32.7% for the third quarter of 2010 to 42.9% for the third quarter of 2011. The increase in the effective tax rate was due to higher non-tax deductible expenses, primarily related to the goodwill associated with the sale of route businesses.

Nine Months Ended October 1, 2011 Compared to Nine Months Ended September 25, 2010

(in thousands)	Nine Months Ended				Favorable/ (Unfavorable) Variance
	October 1, 2011		September 25, 2010*
Net revenue	$1,222,909	100.0%	$694,717	100.0%	$528,192	76.0%
Cost of sales	797,095	65.2%	418,786	60.3%	(378,309)	-90.3%

Gross margin	425,814	34.8%	275,931	39.7%	149,883	54.3%
Selling, general and administrative	384,856	31.5%	236,517	34.0%	(148,339)	-62.7%
Other expense, net	5,942	0.5%	4,006	0.6%	(1,936)	-48.3%

Income before interest and taxes	35,016	2.9%	35,408	5.1%	(392)	-1.1%
Interest expense, net	8,064	0.7%	2,563	0.4%	(5,501)	-214.6%
Income tax expense	10,830	0.9%	10,940	1.6%	110	1.0%

Net income	$16,122	1.3%	$21,905	3.2%	$(5,783)	-26.4%

*	Nine Months Ended September 25, 2010 amounts have been revised to reflect the change in accounting for inventory.

Revenue

Net revenue increased $528.2 million compared to the first nine months of 2010 primarily as a result of the incremental branded and non-branded revenue for new products offerings as a result of the Merger. In addition, revenue increased due to increased distribution of our branded products, increased revenue through new product innovation for both branded and non-branded products and increased selling prices to offset higher commodity costs.

Revenue by product category was as follows (in millions):

	September 25,	September 25,
	Nine Months Ended
	October 1, 2011	September 25, 2010
Branded Products	$711.4	$404.9
Non-Branded Products	511.5	289.8

Total Revenue	$1,222.9	$694.7

Gross Margin

Gross margin increased $149.9 million during the first nine months of 2011 compared to the same period last year but declined 4.9% as a percentage of revenue. The overall dollar increase in gross margin was driven by the increase in sales volume primarily as a result of the Merger. The gross margin decline as a percentage of revenue was attributable to the mix of incremental revenue from the Merger, due to the independent business operator DSD network having lower revenue per unit sold, and higher commodity costs, which were not fully offset by selling price increases, primarily in our non-branded products.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $148.3 million during the first nine months of 2011 compared to the first nine months of 2010, but decreased 2.5% as a percentage of revenue. The dollar increase was primarily driven by incremental expenses assumed as part of the Merger. Additionally, in the first nine months of 2011, we recognized $15.8 million of severance expenses and $2.4 million of professional fee expenses associated with the Merger and independent business operator conversion. During the first nine months of 2010, selling and general expenses were unfavorably impacted by $3.2 million of expenses associated with the Merger and $1.9 million of costs incurred in connection with a workforce reduction. In the first nine months of 2011, we increased our investment in advertising for our core brands over the first nine months of 2010 by $13.1 million or a 1.4% increase as a percentage of branded revenue. During 2011, we also experienced duplicate costs as a result of the Merger, which we expect to be addressed as a part of the integration and DSD conversion to independent business operators.

Other Expense, Net

During the second quarter of 2011, we recognized asset impairment charges of $10.1 million on our fleet of route trucks expected to be sold as a result of the independent business operator conversion. During the third quarter of 2011, we recognized approximately $3.2 million of gains on the sale of route businesses associated with the DSD independent business operator conversion. As we continue to convert the company-owned routes to an independent business operator DSD network, additional gains on the sale of assets are expected.

During the first nine months of 2010, we recorded financing commitment fees of $2.7 million associated with an unsuccessful bid for a targeted acquisition and an impairment charge of $0.6 million related to the assets in Little Rock, Arkansas.

Interest Expense

Interest expense increased $5.5 million during the first nine months of 2011 compared to the first nine months of 2010 from higher debt levels and higher average interest rates due to the Merger.

Income Tax Expense

Our effective income tax rate was 40.2% in the first nine months of 2011 compared to 33.3% in the first nine months of 2010. The increase in the effective tax rate was due to higher non-tax deductible expenses, primarily related to the goodwill associated with the sale of route businesses.

Liquidity and Capital Resources

Liquidity

Liquidity represents our ability to generate sufficient cash flows from operating activities to meet our obligations as well as our ability to obtain appropriate financing. Therefore, liquidity should not be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives. Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures for fixed assets, route businesses, acquisitions, and dividends. We believe we have sufficient liquidity available to enable us to meet these demands.

We have a universal shelf registration statement that, subject to our ability to consummate a transaction on acceptable terms, provides the flexibility to sell up to $250 million of debt or equity securities, which is effective through March 26, 2012.

Operating Cash Flows

Net cash provided by operating activities was $72.8 million during the first nine months of 2011 and $52.0 million during the first nine months of 2010. Cash provided by changes in operating assets and liabilities was $6.7 million during the first nine months of 2011, an increase from cash used by changes in operating assets and liabilities of $5.0 million in the first nine months of 2010. The increases in accounts receivable and inventory during the first nine months of 2011 were more than offset by increases in accounts payable, accrued compensation and reductions in prepaid expenses and other current assets.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investing Cash Flows

Net cash used in investing activities was $55.2 million for the first nine months of 2011. Capital expenditures for fixed assets, principally manufacturing equipment, totaled $43.4 million during the first nine months of 2011, partially offset by proceeds from the sale of fixed and intangible assets of $2.7 million. Capital expenditures are expected to continue at a level sufficient to support our strategic and operating needs. Capital expenditures for 2011 are projected to be between $55 million and $60 million and funded by net cash flow from operating activities, proceeds from the sale of route businesses, cash on hand, and our existing credit facilities. Expenditures for the purchase of route businesses were $19.7 million in the first nine months of 2011, offset by proceeds from the sale of route businesses of $19.6 million. The purchases and sales of route businesses are expected to continue increasing over the remainder of the year and into 2012 as we convert to an independent business operator structure. During the third quarter of 2011, we acquired the George Greer Company, Inc. for $15.0 million in addition to another distributor.

Net cash used in investing activities during the first nine months of 2010 represented capital expenditures of $21.2 million, partially offset by proceeds from the sale of fixed and intangible assets of $2.2 million. Capital expenditures for purchases of fixed assets were $33.3 million for the year ended January 1, 2011.

Financing Cash Flows

Net cash used in financing activities was $30.2 million for the first nine months of 2011 compared with $24.6 million in the first nine months of 2010. During both of the first nine months of 2011 and 2010, we paid dividends of $0.48 per common share totaling $32.1 million and $15.5 million, respectively, with the increase due to the change in the number of shares outstanding. We received cash and related tax benefits of $8.2 million and $2.6 million during the first nine months of 2011 and 2010, respectively, as a result of stock option exercises. Repayments on our existing credit facilities totaling $2.5 million and $7.0 million, respectively, for the first nine months of 2011 and 2010, were primarily funded by cash on hand and cash provided by operating activities.

During the first nine months of 2011, we acquired the remaining ownership interest in Melisi Snacks, Inc. for $3.5 million, increasing our total ownership to 100%.

During the first nine months of 2010, we repurchased 56,152 shares of common stock from employees and net-settled 172,650 of the 300,000 restricted stock units that vested in May 2010, to cover $3.8 million of withholding taxes payable by employees upon the vesting of restricted stock and restricted stock units. We also paid $0.9 million of accrued dividends on restricted stock units.

On November 1, 2011, the Board of Directors declared a quarterly cash dividend of $0.16 per share, payable on November 22, 2011, to stockholders of record on November 14, 2011.

Other Cash Flow Considerations

In February 2011, we announced a plan to convert approximately 1,300 company-owned routes to an independent business operator structure to better position our distribution network to serve customers. The conversion is expected to be complete by the middle of 2012. We continue to expect significant cash inflows and outflows from the independent business operator conversion and other integration activities. We expect to generate after-tax proceeds of approximately $40 to $50 million from the sale of route businesses and route trucks by the middle of 2012.

Debt

Additional borrowings available under our existing credit facility totaled $153.0 million as of October 1, 2011. We have complied with all financial covenants contained in the credit agreement. Under a separate existing credit agreement, a $50.0 million loan was due in October 2011. The repayment of this loan was made on October 20, 2011, and was funded with borrowings from the existing revolving credit facility. We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $16.1 million as of October 1, 2011.

Contractual Obligations

In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections, and expected usage levels. Purchase commitments for inventory increased from $169.6 million as of January 1, 2011, to $204.2 million as of October 1, 2011, due to the increased volume of purchase agreements compared to the end of 2010. We currently contract from approximately three to eighteen months in advance for all major ingredients and packaging.

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

Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable-rate debt. While these interest rate swap agreements fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $2.0 million lower without these agreements during the first nine months of 2011.

We are exposed to foreign exchange rate fluctuations through the operations of our Canadian subsidiary. A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of the operations’ costs, such as raw materials and direct labor, are denominated in Canadian dollars. We have entered into a series of derivative forward contracts to mitigate a portion of this foreign exchange rate exposure. These contracts have maturities through December 2012. The effect of foreign exchange rate fluctuations, net of the effect of derivative forward contracts, was unfavorable by $0.4 million for the first nine months of 2011 compared to the first nine months of 2010.

Other than immaterial investments acquired in the Merger, we do not have or use market risk sensitive instruments for trading or speculative purposes. See Note 13 to our Condensed Consolidated Financial Statements for additional information about our derivative instruments.

We are exposed to credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. For the first nine months of 2011 and 2010, net bad debt expense was $0.7 million and $0.9 million, respectively. Allowances for doubtful accounts were $2.4 million at October 1, 2011 and $2.9 million at January 1, 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about these market risks are included under “Market Risks” in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	Controls and Procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 1, 2011.

There have been no changes in our internal control over financial reporting during the quarter ended October 1, 2011, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Our revolving credit agreement restricts our payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $200 million. As of October 1, 2011, our consolidated stockholders’ equity was $823.8 million. The private placement agreement for $100 million of senior notes assumed as part of the Merger, as amended in December 2010, has provisions no more restrictive than the revolving credit agreement dated December 2010.

The Board of Directors has authorized the repurchase of shares from employees in order to cover withholding taxes payable by employees upon the vesting of restricted stock. On July 21, 2010, the Board of Directors authorized the repurchase of up to 100,000 shares, or up to $2.4 million, of common stock from employees. There were no share repurchases during the first nine months of 2011. However, share repurchases during the fourth quarter of 2010 reduced the remaining number of shares authorized to be repurchased to 57,380.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	[Removed and Reserved]

Not applicable.

Item 5.	Other Information

Not applicable.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit Index

No.	Description

3.1	Restated Articles of Incorporation of Snyder’s-Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998 (File No. 0-398).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of Snyder’s-Lance, Inc., incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2010 (File No. 0-398).

3.3	Bylaws of Snyder’s-Lance, Inc., as amended through December 6, 2010, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 6, 2010 (File No. 0-398).

10.1	Severance, Release and Amendment to Compensation and Benefits Assurance Agreement, dated as of August 19, 2011, between the Registrant and Blake W. Thompson, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2011 (File No. 0-398).

10.2	Amendment No. 2 to Standstill Agreement, dated as of September 20, 2011, by and among Snyder’s-Lance, Inc., Michael A. Warehime and Patricia A. Warehime, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 23, 2011 (File No. 0-398).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

32	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101	Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SNYDER’S-LANCE, INC.

By:	/s/ Rick D. Puckett
Rick D. Puckett
Executive Vice President, Chief Financial Officer and Treasurer

Dated: November 7, 2011