Form 10-K
period 2011-12-31
SNYDER'S-LANCE, INC.
filed 2012-02-27
CIK 57528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Post Office Box 32368, Charlotte, North Carolina 28232-2368
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
(do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☑

The aggregate market value of shares of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of voting or nonvoting common equity, held by non-affiliates as of July 2, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter, was $1,077,981,000.

The number of shares outstanding of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of February 17, 2012, was 67,850,321 shares.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2012 are incorporated by reference into Part III of this Form 10-K.

SNYDER’S-LANCE, INC.

FORM 10-K

Note: Items 10-14 are incorporated by reference to the Proxy Statement and Item X of Part I.

PART I

Cautionary Information About Forward-Looking Statements

This document includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our estimates, expectations, beliefs, intentions or strategies for the future, and the assumptions underlying such statements. We use the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify our forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Factors that could cause these differences include, but are not limited to, the factors set forth under Part I, Item 1A -Risk Factors.

Caution should be taken not to place undue reliance on our forward-looking statements, which reflect the expectations of management only as of the time such statements are made. Except as required by law, we undertake no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 1.	Business

General

On December 6, 2010, Lance, Inc. (“Lance”) and Snyder’s of Hanover, Inc. (“Snyder’s”) completed a merger (“Merger”) to form Snyder’s-Lance, Inc., a North Carolina corporation. The Merger created a national snack food company with well-recognized brands, an expanded branded product portfolio, complementary manufacturing capabilities and a nationwide distribution network. Both companies have a successful history which dates back to the early 1900’s. Snyder’s-Lance, Inc. is headquartered in Charlotte, North Carolina. References to “Snyder’s-Lance,” the “Company,” “we,” “us” or “our” refer to Snyder’s-Lance, Inc. and its subsidiaries, as the context requires.

Products

We manufacture, market and distribute a variety of snack food products, including pretzels, sandwich crackers, kettle chips, cookies, potato chips, tortilla chips, other salty snacks, sugar wafers, nuts, and restaurant style crackers. Additionally, we purchase certain cakes, meat snacks, and candy sold under our brands and partner brand products for resale in order to broaden our product offerings. Partner brands consist of other third-party brands that we sell through our distribution network. Products are packaged in various single-serve, multi-pack and family-size configurations.

We sell and distribute branded and partner brand products to customers through our nationwide distribution network. Our branded products are principally sold under the Snyder’s of Hanover®, Lance®, Cape Cod®, Krunchers!®, Jays®, Tom’s®, Archway®, Grande®, Stella D’oro®, O-Ke-Doke®, EatSmart® and Padrinos® brands. Non-branded products include private brand (private label), partner brands, and contract manufacturing. Private brand products are sold to retailers and distributors using store brands or our own control brands, such as Brent & Sam’s®, Vista®, and Delicious®. We also contract with other branded food manufacturers to produce their products. For all years from 2009 to 2011, branded products have represented approximately 58% of total revenue and non-branded products have represented approximately 42%.

Intellectual Property

Trademarks that are important to our business are protected by registration or other means in the United States and most other markets where the related products are sold. We own various registered trademarks for use with our branded products including LANCE, SNYDER’S OF HANOVER, CAPE COD POTATO CHIPS, KRUNCHERS!, TOM’S, JAYS, ARCHWAY, STELLA D’ORO, GRANDE, O-KE-DOKE, EATSMART, PADRINOS, TOASTCHEE, TOASTY, NEKOT, NIPCHEE, CHOC-O-LUNCH, VAN-O-LUNCH, GOLD-N-CHEES, CAPTAIN’S WAFERS and a variety of other marks and designs. We license trademarks, including HERSHEY’S, BUGLES, BASS PRO SHOP and TEXAS PETE, for limited use on certain products that are classified as branded products. We also own registered trademarks including VISTA, BRENT & SAM’S, and DELICIOUS that are used in connection with our private brand products.

Distribution

We distribute snack food products throughout the United States using a direct-store-delivery (“DSD”) network of approximately 3,000 distribution routes, many of which are serviced by independent business operators and others that are company-owned. During 2011, we began the process of converting the vast majority of our company-owned routes to an independent business operator structure in order to better position our distribution network to serve customers. Substantial progress has been made in the conversion and it is expected to be completed by the middle of 2012. We also ship products directly to customers using third-party carriers or our own transportation fleet predominantly throughout North America.

Customers

The customer base for our branded and partner brand products sold through our DSD network, distributors, and direct sales includes grocery/mass merchandisers, convenience stores, club stores, discount stores, food service establishments and various other customers including drug stores, schools, military and government facilities and “up and down the street” outlets such as recreational facilities, offices and other independent retailers. Private brand customers include grocery/mass merchandisers and discount stores. We also contract with other branded food manufacturers to manufacture their products.

Substantially all of our revenues are from sales to customers in the United States. Revenue from our largest customer, Wal-Mart Stores, Inc. and subsidiaries, was approximately 18% of our net revenue in 2011. The loss of this customer or a substantial portion of business with this customer could have a material adverse effect on our business and results of operations.

Raw Materials

The principal raw materials used to manufacture our products are flour, vegetable oil, sugar, potatoes, peanuts, other nuts, cheese, cocoa and seasonings. The principal packaging supplies used are flexible film, cartons, trays, boxes and bags. These raw materials and supplies are normally available in adequate quantities in the commercial market and are currently contracted up to twelve months in advance, depending on market conditions.

Competition and Industry

Our products are sold in highly competitive markets. Generally, we compete with manufacturers, some of whom have greater total revenues and resources than we do. The principal methods of competition are price, service, product quality, product offerings and distribution. The methods of competition and our competitive position vary according to the geographic location, the particular products and the activities of our competitors.

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

Employees

At the beginning of February 2012, we had approximately 6,100 active employees in the United States and Canada. At the beginning of February 2011, we had approximately 7,000 active employees in the United States and Canada. The decrease in the number of employees was primarily due to the conversion to an independent business operator distribution network. None of our employees are covered by a collective bargaining agreement.

Other Matters

Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, are available on our website free of charge. The website address is www.snyderslance.com. All required reports are made available on the website as soon as reasonably practicable after they are filed with the Securities and Exchange Commission.

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

Recessionary pressures from an overall decline in U.S. economic activity could adversely impact our business and financial results. Economic uncertainty may reduce consumer spending in our sales channels and create a shift in consumer preference toward private label products. While our product portfolio contains both branded and private label offerings and mitigates certain exposure, shifts in consumer spending could result in increased pressure from competitors or customers to reduce the prices of some of our products and/or limit our ability to increase or maintain prices, which could lower our revenues and profitability.

Instability in the financial markets may impact our ability or increase the cost to enter into new credit agreements in the future. Additionally, it may weaken the ability of our customers, suppliers, independent business operators, distributors, banks, insurance companies and other business partners to perform in the normal course of business, which could expose us to losses or disrupt the supply of inputs we rely upon to conduct our business. If one or more of our key business partners fail to perform as expected or contracted for any reason, our business could be negatively impacted.

Volatility in the price or availability of the inputs we depend on, including raw materials, packaging, energy and labor, could adversely impact our financial results.

Our financial results could be adversely impacted by changes in the cost or availability of raw materials and packaging. While we often obtain substantial commitments for future delivery of certain raw materials and may engage in limited hedging to reduce the price risk of these raw materials, continuing long-term increases in the costs of raw materials and packaging, including but not limited to cost increases due to the tightening of supply, could adversely affect our financial results.

Our transportation and logistics system is dependent upon gasoline and diesel fuel, and our manufacturing operations depend on natural gas. While we may enter into forward purchase contracts to reduce the price risk associated with some of these costs, continuing long-term changes in the cost or availability of these energy sources could adversely impact our financial results.

Our continued growth requires us to hire, retain and develop a highly skilled workforce and talented management team. Any unplanned turnover or our failure to develop an adequate succession plan for current positions could erode our competitiveness. In addition, our financial results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs.

We operate in a highly competitive food industry.

Price competition and industry consolidation could adversely impact our financial results. The sales of most of our products are subject to significant competition primarily through discounting and other price cutting techniques by competitors, some of whom are significantly larger and have greater resources than we do. In addition, there is a continuing consolidation in the snack food industry, which could increase competition. Significant competition increases the possibility that we could lose one or more major customers, lose existing product authorizations at customer locations, lose market share and/or shelf space, increase expenditures or reduce selling prices, which could have an adverse impact on our business or financial results.

Sales price increases initiated by us may negatively impact our financial results. Future price increases, such as those to offset increased ingredient costs, may reduce our overall sales volume, which could reduce total revenues and operating profit. Additionally, if market prices for certain ingredients decline significantly below our contracted prices, customer pressure to reduce prices could lower total revenues and operating profit.

Changes in our top customer relationships could impact our revenues and profitability.

We are exposed to risks resulting from several large customers that account for a significant portion of our revenue. Our top ten customers accounted for approximately 48% of our revenue during 2011 with our largest customer representing approximately 18% of our 2011 revenue. The loss of one or more of our large customers could adversely affect our financial results. These customers typically make purchase decisions based on a combination of price, product quality, product offerings, consumer demand, distribution capabilities and customer service and generally do not enter into long-term contracts. In addition, these significant customers may re-evaluate or refine their business practices related to inventories, product displays, logistics or other aspects of the customer-supplier relationship. Our results of operations could be adversely affected if revenue from one or more of these customers is significantly reduced or if the cost of complying with customers’ demands is significant. If receivables from one or more of these customers become uncollectible, our financial results may be adversely impacted.

We may not fully realize the anticipated synergies and related benefits of the Merger or do so within the anticipated timeframe.

Achieving the anticipated benefits of the Merger will depend in large part upon how successfully we are able to integrate the businesses in an efficient and effective manner and on our ability to identify opportunities to meet our strategic objectives. The integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized in whole or in part. We may not be able to accomplish the integration process smoothly, successfully or on a timely basis. We may have to address potential differences in business backgrounds, corporate cultures and management philosophies to accomplish successful integration. Employee uncertainty during the integration process may also disrupt the business.

Any inability of management to successfully and timely integrate the operations could have an adverse effect on the business and financial results. Even if the integration of the business operations is successful, there can be no assurance that the integration will result in the realization of the full benefits of synergies, cost savings, growth and operational efficiencies that may be possible from this integration, or that these benefits will be achieved within a reasonable period of time.

The loss of key personnel could have an adverse effect on our financial results and growth prospects.

Our success depends in part on our ability to retain key employees. If certain key employees terminate their employment, it could negatively impact sales, marketing or development activities. Further, management’s attention might be diverted from operations to recruiting suitable replacements and our financial condition, results of operations and growth prospects could be adversely affected. In addition, we may not be able to locate suitable replacements for key employees or offer employment to potential replacements on acceptable terms.

Efforts to execute and accomplish our strategic initiatives could adversely affect our financial results.

We utilize several operating strategies to increase revenue and improve operating performance. If we are unsuccessful due to our execution, unplanned events, change management or unfavorable market conditions, our financial performance could be adversely affected. If we pursue strategic acquisitions, divestitures, or joint ventures, we may incur significant costs and may not be able to consummate the transactions or obtain financing. Further, the success of our acquisitions will depend on many factors, such as our ability to identify potential acquisition candidates, negotiate satisfactory purchase terms, obtain loans at satisfactory rates to fund acquisitions and successfully integrate and manage the growth from acquisitions. Integrating the operations, financial reporting, disparate technologies and personnel of newly acquired companies involves risks. As a result, we may not be able to realize expected synergies or other anticipated benefits of acquisitions.

Future acquisitions also could result in potentially dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our financial results. In the event we enter into strategic transactions or relationships, our financial results may differ from expectations. We may not be able to achieve expected returns and other benefits as a result of potential acquisitions or divestitures.

Concerns with the safety and quality of certain food products or ingredients could cause consumers to avoid our products.

We could be adversely affected if consumers in our principal markets lose confidence in the safety and quality of certain products or ingredients. Negative publicity about these concerns, whether or not valid, may discourage consumers from buying our products or cause disruptions in production or distribution of our products and negatively impact our business and financial results.

If our products become adulterated, misbranded or mislabeled, we might need to recall those items and we may experience product liability claims if consumers are injured or become sick.

Product recalls or safety concerns could adversely impact our market share and financial results. We may be required to recall certain of our products should they be mislabeled, contaminated or damaged. We also may become involved in lawsuits and legal proceedings if it is alleged that the consumption of any of our products causes injury or illness. A product recall or an adverse result in any such litigation could have an adverse effect on our operating and financial results. We may also lose customer confidence for our entire brand portfolio.

Disruption of our supply chain or information technology systems could have an adverse impact on our business and financial results.

Our ability to manufacture, distribute and sell products is critical to our success. Damage or disruption to our manufacturing or distribution capabilities or the supply and delivery of key inputs, such as raw materials, packaging, labor and energy, could impair our ability to conduct our business. Examples include, but are not limited to, weather, natural disasters, fires, terrorism, pandemics and strikes. Certain warehouses and manufacturing facilities are located in areas prone to tornadoes, hurricanes and floods. Any business disruption due to natural disasters or catastrophic events in these areas could adversely impact our business and financial results if not adequately mitigated.

Also, we increasingly rely on information technology systems to conduct our business. These systems may experience damage, failures, interruptions, errors, inefficiencies, attacks or suffer from fires or natural disasters, any of which could have an adverse effect on our business and financial results if not adequately mitigated by our security measures and disaster recovery plans.

Furthermore, given our multiple information technology systems as a result of the Merger, we may encounter difficulties assimilating or integrating data. In addition, we are currently in the process of integrating data which could provide additional security or business disruption risks which could have an adverse impact on our business and financial results.

Demand for our products may be adversely affected by changes in consumer preferences and tastes or if we are unable to innovate or market our products effectively.

We are a consumer products company operating in highly competitive markets and rely on continued demand for our products. To generate revenues and profits, we must sell products that appeal to our customers and consumers. Any significant changes in consumer preferences or any inability on our part to anticipate or react to such changes could result in reduced demand for our products and erosion of our competitive and financial position. Our success depends on the ability to respond to consumer trends, including concerns of consumers regarding health and wellness, obesity, product attributes and ingredients. In addition, changes in product category consumption or consumer demographics could result in reduced demand for our products. Consumer preferences may shift due to a variety of factors, including the aging of the general population, changes in social trends, changes in travel, vacation or leisure activity patterns, weather, or negative publicity resulting from regulatory action or litigation against companies in the snack food industry. Any of these changes may reduce consumers’ willingness to purchase our products and negatively impact our financial results.

Our continued success also is dependent on product innovation, including maintaining a robust pipeline of new products, and the effectiveness of advertising campaigns, marketing programs and product packaging. Although we devote significant resources to meet this goal, there can be no assurance as to the continued ability to develop and launch successful new products or variants of existing products, or to effectively execute advertising campaigns and marketing programs. In addition, both the launch and ongoing success of new products and advertising campaigns are inherently uncertain, especially as to their appeal to consumers. Further, failure to successfully launch new products could decrease demand for existing products by negatively affecting consumer perception of existing brands, as well as result in inventory write-offs and other costs, all of which could negatively impact our financial results.

Our distribution network relies on a significant number of independent business operators, and such reliance could affect our ability to efficiently and profitably distribute and market products, maintain existing markets and expand business into other geographic markets.

Our DSD network relies on a significant number of independent business operators for the sale and distribution of manufactured products and the products of other manufacturers for whom we provide distribution.

Independent business operators often must make a commitment of capital or obtain financing to purchase their trucks, equipment and routes to conduct their business. Some financing arrangements made available to independent business operators require us to repurchase an independent business operator’s truck, equipment and/or route if the operator defaults on its loan. As a result, any downturn in an independent business operator’s business that affects the operator’s ability to pay the lender financing for the operator’s truck or route could harm our financial condition. The failure of any of our independent business operators to make timely payments could require write-offs of accounts receivable or increased provisions made against accounts receivable, either of which could adversely affect our financial results.

Our ability to maintain a network of independent business operators and distributors depends on a number of factors, many of which are outside of our control. Some of these factors include: (i) the level of demand for the brands and products which are available in a particular distribution area; (ii) the ability to price products at levels competitive with those offered by other competing producers; and (iii) the ability to deliver products in the quantity and at the time ordered by independent business operators and customers. There can be no assurance that we will be able to meet all or any of these factors in any of the current or prospective geographic areas of distribution. To the extent that any of these factors have an adverse effect on the relationships with independent business operators in a particular geographic area and, thus, limit our ability to maintain and expand the sales market, revenues and financial results may be adversely impacted.

Identifying new independent business operators or distributors can be time-consuming and any resulting delay may be disruptive and costly to the business. There also is no assurance that we will be able to maintain current distribution relationships or establish and maintain successful relationships with independent business operators in new geographic distribution areas. There is the possibility that we will have to incur significant expenses to attract and maintain independent business operators in one or more geographic distribution areas in order to profitably expand geographic markets. The occurrence of any of these factors could result in a significant decrease in sales volume of our branded products and the products which we distribute for others and harm our business and financial results. The nature of our relationships with independent business operators is subject to periodic litigation.

Continued success depends on the protection of our trademarks and other proprietary intellectual property rights.

We maintain numerous trademarks and other intellectual property rights, which are important to our success and competitive position, and the loss of or our inability to enforce trademark and other proprietary intellectual property rights could harm our business. We devote substantial resources to the establishment and protection of our trademarks and other proprietary intellectual property rights on a worldwide basis. Efforts to establish and protect trademarks and other proprietary intellectual property rights may not be adequate to prevent imitation of products by others or to prevent others from seeking to block sales of our products. In addition, the laws and enforcement mechanisms of some foreign countries may not allow for the protection of proprietary rights to the same extent as in the United States and other countries.

Impairment in the carrying value of goodwill or other intangible assets could have an adverse impact on our financial results.

The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities, and the net carrying value of other intangibles represents the fair value of trademarks, customer relationships and other acquired intangibles. Pursuant to generally accepted accounting principles in the United States, we are required to perform impairment tests on our goodwill and indefinite-lived intangible assets annually or at any time when events occur which could impact the value of our reporting units or our indefinite-lived intangibles. These values depend on a variety of factors, including the success of our business, market conditions, earnings growth and expected cash flows. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures, changes in discount rates based on changes in cost of capital or lower than expected sales and profit growth rates. Significant and unanticipated changes could require a non-cash charge for impairment in a future period which may significantly affect our financial results in the period of such charge.

New regulations or legislation could adversely affect our business and financial results.

Food production and marketing are highly regulated by a variety of federal, state and other governmental agencies. New or increased government regulation of the food industry, including but not limited to areas related to food safety, chemical composition, production processes, traceability, product quality, packaging, labeling, school lunch guidelines, promotions, marketing, and advertising (particularly such communications that are directed toward children), product recalls, records, storage and distribution could adversely impact our results of operations by increasing production costs or restricting our methods of operation and distribution. These regulations may address food industry or society factors, such as obesity, nutritional and environmental concerns and diet trends.

We are exposed to interest and foreign currency exchange rate volatility, which could negatively impact our financial results.

We are exposed to interest rate volatility since the interest rate associated with a portion of our debt is variable. While we mitigate a portion of this volatility by entering into interest rate swap agreements, those agreements could lock our interest rates above the market rates.

We also are exposed to foreign exchange rate volatility primarily through the operations of our Canadian subsidiary. We mitigate a portion of the volatility impact on our results of operations by entering into foreign currency derivative contracts. Because our consolidated financial statements are presented in U.S. dollars, we must translate the Canadian subsidiary’s financial statements at the then-applicable exchange rates. Consequently, changes in the value of the U.S. dollar may impact our financial results, even if the value has not changed in the original currency.

A significant portion of our outstanding shares of common stock is controlled by a few individuals, and their interests may conflict with those of other stockholders.

As of December 31, 2011, Michael A. Warehime and his wife, Patricia A. Warehime, beneficially owned in the aggregate approximately 16% of the outstanding common stock of the Company. Mr. and Mrs. Warehime serve as directors of the Company, with Mr. Warehime serving as the Chairman of the Board. As a result, the Warehimes may be able to exercise significant influence over the Company and certain matters requiring approval of its stockholders, including the approval of significant corporate transactions, such as a merger or other sale of the Company or its assets. This could limit the ability of other stockholders of the Company to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control of the Company. In addition, the Warehimes may have actual or potential interests that diverge from the interests of the other stockholders of the Company.

As a condition to the execution of the merger agreement, the Warehimes entered into a standstill agreement. The standstill agreement generally provides that, until the third anniversary of the Merger, the Warehimes will not (i) acquire any additional shares of the Company’s common stock, except upon the exercise of stock options, directly from a family member, pursuant to certain permitted acquisitions from grantor retained annuity trusts (“GRATs”), or upon dividend reinvestments; (ii) sell or transfer any of their shares of the Company’s stock, except to the same extent and in the same manner as an “affiliate” (as defined in Rule 144 of the Securities Act) of the Company would be permitted to transfer such shares pursuant to Rule 144, to a family member for estate planning purposes, or pursuant to certain permitted transfers to GRATs or bona fide pledges as collateral for loans; or (iii) take any action contrary to maintaining certain aspects of the proposed governance structure for the Company through 2012, including plans for the reduction of the total number of directors over time and the re-election of the Snyder’s-Lance directors eligible for re-election in 2012. The standstill agreement further provides that at no time may the Warehimes’ aggregate beneficial ownership exceed 30% of the issued and outstanding shares of the Company’s common stock. Upon the expiration of the standstill agreement, all of the Warehimes’ shares will be available for sale in the public market, subject (to the extent the Warehimes remain affiliates of the Company) to volume, manner of sale and other limitations under Rule 144, and there will be no restrictions on the Warehimes’ ability to acquire additional shares of the Company’s stock or influence the governance structure of the Company. As such, upon expiration of the standstill agreement, the Warehimes may have the ability to obtain or exercise increased control of the Company. Sales by the Warehimes of their shares into the public market after the standstill agreement expires, or the perception that such sales could occur, could cause the market price of our common stock to decline.

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

On November 9, 2011, we announced the closure of the Corsicana manufacturing facility, effective February 10, 2012.

We also own or lease stockrooms, warehouses, sales offices and administrative offices throughout the United States to support our operations and DSD network.

The facilities and properties that we own and operate are maintained in good condition and are believed to be suitable and adequate for present needs. We believe that we have sufficient production capacity or the ability to increase capacity to meet anticipated demand in 2012.

Item 3.	Legal Proceedings

On January 19, 2012, a purported class action was filed in the United States District Court for the District of New Jersey by Joseph A. McPeak individually and allegedly on behalf of other similarly situated individuals against S-L Distribution Company, Inc., a subsidiary of the Company. The complaint alleges a single cause of action for damages for violations of New Jersey’s Franchise Practices Protection Act. The Company is investigating this claim and cannot estimate any possible loss at this time. The Company intends to vigorously defend against this action.

We are also currently subject to various lawsuits and environmental matters arising in the normal course of business. In our opinion, such matters should not have a material effect upon our consolidated financial statements taken as a whole.

Item 4. Mine	Safety Disclosures

Not applicable.

Item X.  Executive Officers of the Registrant

Information about each of our “executive officers,” as defined in Rule 3b-7 of the Securities Exchange Act of 1934, is as follows:

Name	Age	Information About Officers
David V. Singer	56

Chief Executive Officer of Snyder’s-Lance, Inc. since December 2010; President and Chief Executive Officer of Lance, Inc. from 2005 to December 2010; Executive Vice President and Chief Financial Officer of Coca-Cola Bottling Co. Consolidated, a beverage manufacturer and distributor, from 2001 to 2005.

Carl E. Lee, Jr.	52

President and Chief Operating Officer of Snyder’s-Lance, Inc. since December 2010; President and Chief Executive Officer of Snyder’s of Hanover, Inc. from 2005 to December 2010. From 2001 to 2005, Mr. Lee worked for First Data Corporation as President and Chief Executive Officer of Wells Fargo Merchant Services.

Rick D. Puckett	58

Executive Vice President, Chief Financial Officer and Treasurer of Snyder’s-Lance, Inc. since December 2010; Executive Vice President, Chief Financial Officer, and Treasurer of Lance, Inc. from 2006 to December 2010; Executive Vice President, Chief Financial Officer, Secretary and Treasurer of United Natural Foods, Inc., a wholesale distributor of natural and organic products, from 2005 to January 2006; and Senior Vice President, Chief Financial Officer and Treasurer of United Natural Foods, Inc. from 2003 to 2005.

Kevin A. Henry	44

Senior Vice President and Chief Human Resources Officer of Snyder’s-Lance, Inc. since December 2010; Senior Vice President and Chief Human Resources Officer of Lance, Inc. from January 2010 to December 2010; Chief Human Resources Officer of Coca-Cola Bottling Co. Consolidated, a beverage manufacturer and distributor, from September 2007 to 2009; and Senior Vice President of Human Resources at Coca-Cola Bottling Co. Consolidated from February 2001 to 2009.

Margaret E. Wicklund	51

Vice President, Corporate Controller, Principal Accounting Officer and Assistant Secretary of Snyder’s-Lance, Inc. since December 2010; Vice President, Corporate Controller, Principal Accounting Officer and Assistant Secretary of Lance, Inc. from 2007 to December 2010; Corporate Controller, Principal Accounting Officer and Assistant Secretary of Lance, Inc. from 1999 to 2006.

Charles E. Good	63

President, S-L Distribution Company, Inc. and Senior Vice President of Snyder’s-Lance, Inc. since December 2010; Chief Financial Officer, Secretary and Treasurer of Snyder’s of Hanover, Inc. from 2006 to December 2010.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our $0.83-1/3 par value Common Stock is traded on the NASDAQ Global Select Market under the symbol LNCE. We had 2,805 stockholders of record as of February 17, 2012.

The following table sets forth the high and low sales prices and dividends paid during the interim periods in fiscal 2011 and 2010:

2011 Interim Periods	High Price	Low Price	Dividend Paid

First quarter (13 weeks ended April 2, 2011)	$24.26	$17.06	$0.16
Second quarter (13 weeks ended July 2, 2011)	22.74	18.45	0.16
Third quarter (13 weeks ended October 1, 2011)	22.50	18.92	0.16
Fourth quarter (13 weeks ended December 31, 2011)	22.94	18.78	0.16

2010 Interim Periods	High Price	Low Price	Dividend Paid

First quarter (13 weeks ended March 27, 2010)	$27.23	$20.90	$0.16
Second quarter (13 weeks ended June 26, 2010)	24.00	17.22	0.16
Third quarter (13 weeks ended September 25, 2010)	23.55	15.91	0.16
Fourth quarter (14 weeks ended January 1, 2011)	24.14	19.75	3.91	*

* Includes a special cash dividend of $3.75 per share paid to the stockholders of Lance immediately prior to the Merger.

On February 9, 2012, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on March 7, 2012 to stockholders of record on February 29, 2012. Our Board of Directors will consider the amount of future cash dividends on a quarterly basis.

Our revolving credit agreement restricts our payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $200 million. As of December 31, 2011, our consolidated stockholders’ equity was $838.6 million. We were in compliance with these covenants at December 31, 2011. The private placement agreement for $100 million of senior notes assumed as part of the Merger has provisions no more restrictive than the revolving credit agreement.

In December 2008, the Board of Directors approved the repurchase of up to 100,000 shares of common stock from employees. On July 21, 2010, the Board of Directors approved the repurchase of up to an additional 100,000 shares of common stock from employees. Both of these authorizations expired by December 2011. In November 2011, the Board of Directors authorized the repurchase of up to 200,000 shares of common stock from employees, which expires in February 2014. The purpose of the repurchase program is to permit the Company to acquire shares of common stock from employees to cover withholding taxes payable by employees upon the vesting of shares of restricted stock. During 2009, we repurchased 6,741 shares of common stock. During 2010, we repurchased 135,879 shares of common stock. We did not repurchase any shares of common stock during 2011. The remaining number of shares authorized for repurchase is 200,000.

Item 6.  Selected Financial Data

The following table sets forth selected historical financial data for the five-year period ended December 31, 2011. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements. The prior year amounts have been reclassified for consistent presentation, including the reclassification of the vending operations to discontinued operations for 2007.

	2011	2010	2009	2008	2007

Results of Operations (in thousands):
Net revenue (1) (2) (3) (4)	$1,635,036	$979,835	$918,163	$852,468	$762,736
Income from continuing operations before income taxes (5) (6) (7)	59,845	8,162	53,331	28,788	37,732
Net income from continuing operations	38,258	2,512	35,028	18,828	24,735
Income from discontinued operations before income taxes	-	-	-	-	44
Net income from discontinued operations	-	-	-	-	29
Net income	$38,258	$2,512	$35,028	$18,828	$24,764
Average Number of Common Shares Outstanding (in thousands):
Basic	67,400	34,128	31,565	31,202	30,961
Diluted	68,478	34,348	32,384	31,803	31,373
Per Share of Common Stock:
Earnings from continuing operations – basic	$0.57	$0.07	$1.11	$0.60	$0.80
Earnings from discontinued operations – basic	-	-	-	-	-
Earnings from continuing operations – diluted	0.56	0.07	1.08	0.59	0.79
Earnings from discontinued operations – diluted	-	-	-	-	-
Cash dividends declared(8)	$0.64	$4.39	$0.64	$0.64	$0.64
Financial Status at Year-end (in thousands):
Total assets	$1,466,790	$1,462,356	$540,114	$470,735	$416,470
Long-term debt, net of current portion	$253,939	$227,462	$113,000	$91,000	$50,000
Total debt	$258,195	$285,229	$113,000	$98,000	$50,000

Footnotes:

(1)

2011 net revenue is not comparable to prior years as a result of the Merger and the conversion to an independent business operator distribution structure. Additionally, 2011 net revenue included approximately $8 million from the Greer acquisition in August 2011.

(2)

2010 net revenue included approximately $49 million from the result of the Merger with Snyder’s in December 2010 and approximately $18 million from the acquisition of Stella D’oro in October 2009. In addition, 2010 was a 53-week year. There was approximately $11 million of incremental net revenue related to the additional week of revenue.

(3)	2009 net revenue included approximately $27 million from both Archway (acquired in December 2008) and Stella D’oro.

(4)

2008 net revenue included approximately $15 million from Brent & Sam’s (acquired in March 2008). Also, a significant amount of price increases were initiated in response to unprecedented ingredient cost increases, such as flour and vegetable oil.

(5)

2011 pre-tax income was significantly impacted by approximately $20 million in severance costs and professional fees related to Merger and integration activities, approximately $10 million in asset impairment charges related to the conversion to an independent business operator distribution network, approximately $3 million in charges related to closing the Corsicana manufacturing facility, approximately $10 million in expense reductions related to a change in the vacation plan, and approximately $9 million in gains on the sale of route businesses.

(6)

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

(7)	2008 pre-tax income was significantly impacted by unprecedented ingredient costs increases, such as flour and vegetable oil, not fully offset by our selling price increases during the year.

(8)	2010 includes a special dividend of $3.75 in connection with the Merger.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an assessment of our financial condition, results of operations, liquidity and capital resources and should be read in conjunction with the accompanying consolidated financial statements and notes to the financial statements. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under Part I, Item 1A—Risk Factors and other sections in this report.

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. We routinely evaluate our estimates, including those related to customer returns and promotions, allowances for doubtful accounts, inventory valuations, useful lives of fixed assets and related impairment, long-term investments, hedge transactions, postretirement benefits, intangible asset valuations, incentive compensation, income taxes, self-insurance, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.

Executive Summary

Lance, Inc. (“Lance”) and Snyder’s of Hanover, Inc. (“Snyder’s”) completed their merger (“Merger”) on December 6, 2010, and Lance’s name was changed to Snyder’s-Lance, Inc. Fiscal 2011 reflects the results of operations of the combined company. Fiscal 2010 reflects the full fiscal year results of operations for Lance, but the operations of Snyder’s are included only from December 6, 2010 to January 1, 2011.

The 2010 fiscal year included:

—

Incremental costs associated with the Merger of $37.9 million pre-tax for expenses incurred related to change in control expenses, investment advisory costs, severance charges, legal and professional fees, purchase price adjustments and other costs;

—	Pre-tax expenses of $2.9 million related to an unsuccessful bid for a targeted acquisition;
—	A workforce reduction with associated pre-tax costs of $3.0 million;
—	A $2.1 million pre-tax expense for the assumption of a third party carrier’s workers compensation claim; and
—

A change in our fiscal year end to the Saturday closest to December 31, which resulted in $11.1 million in additional revenue but a reduction in earnings per share of $0.04 due to low sales volume and higher fixed costs for the holiday week.

During 2011, as a result of the Merger, we have been integrating our business and processes to realize synergies. In February 2011, we announced a plan to convert the vast majority of our company-owned employee-based direct-store-delivery (“DSD”) routes to an independent business operator distribution structure to better position our distribution network to serve customers. As of December 31, 2011 we had sold approximately one-third of the company-owned routes. The remaining route sales are expected to be completed by the middle of 2012 and will continue to impact our financial results in several areas, as follows:

—

Revenue – We expect to have lower revenue per unit sold as we shift from a company-owned to an independent business operator distribution network but also expect higher unit volume sold through independent business operators. Overall, we expect the net effect to result in a decline in revenues of approximately 1 to 3% for fiscal 2012 when compared to fiscal 2011.

—	Gross margin – Lower revenue per unit sold will also drive lower gross margin dollars and lower gross margin as a percentage of net revenue.
—

Selling, general, and administrative expenses – As we shift to an independent business operator distribution network, we believe our DSD expenses will decline more than the decline in gross margin dollars. However, these declines will be partially offset in fiscal 2012 by planned increases in advertising costs of approximately $5 million for increased promotion of our branded products, approximately $7 million in planned expenses associated with plant quality improvements and capacity expansion, and approximately $2 million in expenses to be incurred associated with the movement of plant assets from our Corsicana, Texas facility to other plant locations.

In addition, for fiscal 2011, as a result of the Merger and the independent business operator route conversion, we have recognized the following items:

—	Severance of $16.3 million attributable to the Merger and the independent business operator conversion;
—	Impairment of fixed assets of $10.1 million primarily related to route trucks;
—	Impairment of fixed assets and other costs totaling $2.6 million in the fourth quarter as a result of the decision to close and sell our Corsicana, Texas plant;
—	Professional fees and other related expenses of $3.4 million in order to accomplish certain Merger related activities;
—	A $9.9 million offset to cost of sales and selling, general and administrative expenses in the fourth quarter resulting from the adoption of a revised vacation plan for the combined Company; and
—	Gains on the sale of routes of $8.9 million associated with the conversion to an independent business operator structure.

Revenue increased significantly in fiscal 2011 compared to fiscal 2010 primarily as a result of the Merger. Including only legacy Lance branded and non-branded products, net revenue increased approximately 3% due to selling price increases, increased distribution, and new product introductions, but was offset by an approximate 1% reduction in branded revenue as a result of lower selling prices to independent business operators.

Fiscal 2011 results were significantly impacted by higher commodity costs compared to fiscal 2010. These higher costs were most impactful to our private brand product margins, where gross margin percentages are generally lower than branded products and planned selling price increases were not fully realized until the latter part of the year. We believe that we have taken pricing actions that should offset increased commodity costs from 2011. However, we do expect commodity costs to be at least $10 to $15 million higher in fiscal 2012 than they were in fiscal 2011.

During 2011, we completed our strategic plan, which provides for additional focus to be placed on our core brands, which currently include Snyder’s of Hanover pretzels, Lance sandwich crackers, and Cape Cod potato chips. We plan to grow our existing core brands through expanded distribution and internal development. In addition, we plan to increase our core product offerings through strategic acquisitions or growth in emerging allied brands, which represent all branded products that are not considered core brands. For allied brands, although they have an important place in our portfolio, our primary focus will be improving profit margins through pricing strategies and enhanced packaging and product configuration.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended January 1, 2011

(in millions)	2011		2010		Favorable/ (Unfavorable) Variance

Net revenue	$1,635.0	100.0%	$979.8	100.0%	$655.2	66.9%
Cost of sales	1,065.1	65.1%	601.0	61.3%	(464.1)	-77.2%

Gross margin	569.9	34.9%	378.8	38.7%	191.1	50.4%
Selling, general and administrative	495.2	30.3%	359.6	36.7%	(135.6)	-37.7%
Other expense, net	4.3	0.3%	7.1	0.7%	2.8	39.4%

Income before interest and income taxes	70.4	4.3%	12.1	1.3%	58.3	481.8%
Interest expense, net	10.6	0.6%	3.9	0.4%	(6.7)	-171.8%
Income tax expense	21.1	1.3%	5.7	0.6%	(15.4)	-270.2%

Net income	$38.7	2.4%	$2.5	0.3%	$36.2	1,448.0%

Net Revenue

Net revenue for the 2011 fifty-two week fiscal year increased $655.2 million compared to the fifty-three week 2010 fiscal year. The additional week in 2010 increased net revenue by $11.1 million compared to 2011. The comparability of our revenue is significantly impacted by the Merger primarily due to the incremental branded and non-branded revenue from the Merger. In addition, during 2011 we acquired a distributor which accounted for approximately $8 million of our net revenue.

Compared to 2010 and including only legacy Lance branded and non-branded products:

—

We had approximately 2% revenue growth in our branded products primarily from increased distribution as a result of the Merger and new product innovation, despite an approximate 1% reduction in selling prices due to the conversion to an independent business operator distribution structure. Certain salty product revenue declines offset revenue increases in Cape Cod Potato Chips and Lance sandwich crackers.

—	We experienced approximately 7% revenue growth in our non-branded products primarily due to selling price increases, sales to new customers and new product offerings.

In 2011, approximately 65% of total revenue was generated through our DSD network as compared to 2010, where approximately 38% of total revenue was generated through our DSD network. The increase from 2010 is primarily due to the non-branded partner brand revenue obtained as a result of the Merger that is sold through our DSD system.

Net revenue by product category for the years ended December 31, 2011 and January 1, 2011 was as follows:

	0000000000	0000000000
(in millions)	2011	2010

Branded Products	$943.2	$569.5
Non-Branded Products	691.8	410.3

Net revenue	$1,635.0	$979.8

Gross Margin

Gross margin increased $191.1 million during fiscal 2011 compared to fiscal 2010 but declined 3.8% as a percentage of revenue. The overall increase in gross margin dollars was driven by the increase in sales volume primarily as a result of the Merger. Despite certain price increases, lower promotional spending and lower vacation expense, gross margin declined as a percentage of revenue due to the following:

—	Higher commodity costs for our non-branded and branded products;
—	Manufacturing inefficiencies at certain manufacturing operations due to the start-up of new machinery and equipment;
—	Higher portion of sales to independent business operators where we realize lower selling prices compared to direct sales to retailers; and
—	Severance costs as a result of the Merger and the planned closing of the Corsicana facility.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $135.6 million during fiscal 2011 compared to fiscal 2010 but decreased 6.4% as a percentage of revenue. The dollar increase was primarily driven by incremental expenses incurred due to the Merger. Additionally, we recognized $18.5 million of severance charges and professional fees associated with the independent business operator conversion and other Merger integration activities. This amount was compared to $35.2 million in expenses recognized in fiscal 2010 associated with the Merger. We also introduced several media campaigns during 2011 as an investment in our core brands, which resulted in approximately $15.1 million increase in advertising costs over the fiscal 2010 or a 1.2% increase as a percentage of branded revenue. In addition, during fiscal 2011, we continued to experience duplicate costs as a part of the integration and DSD conversion to independent business operators including workforce duplication, warehouse rent and other selling and distribution expenses. Offsetting these increased costs was a reduction in bad debt expense of $2.2 million in 2011 primarily due to a customer bankruptcy that occurred in 2010. In addition, in 2011 we adopted a new vacation plan, which reduced selling, general and administrative expenses by $5.0 million, and we experienced reductions in salaries and benefits as we converted to an independent business operator distribution network.

Other Expense, Net

During fiscal 2011, we recognized $4.3 million in other expense, net which primarily consisted of fixed asset impairments of $12.7 million primarily related to our planned disposition of route trucks and Corsicana assets and partially offset by approximately $8.9 million of gains on the sale of route businesses associated with the DSD independent business operator conversion. As we continue to convert the company-owned routes to an independent business operator DSD network, additional gains on the sale of assets are expected. During 2010, other expense of $7.1 million consisted mostly of financing commitment fees in the first quarter of 2010 of $2.7 million associated with an unsuccessful bid for a targeted acquisition, $2.1 million of insurance settlement charges which occurred during the fourth quarter, foreign currency transaction losses due to the unfavorable impact of exchange rates in 2010, as well as losses on the sale of fixed assets.

Interest Expense, Net

Interest expense increased $6.7 million during 2011 compared to 2010 as a result of higher debt levels due to the Merger.

Income Tax Expense

The effective income tax rate decreased from 69.0% for 2010 to 35.3% for 2011. The decrease in the effective tax rate was due to lower non-tax deductible expenses related to the Merger and a reduction in deferred tax liabilities as a result of a legal entity reorganization.

Year Ended January 1, 2011 Compared to Year Ended December 26, 2009

	00000000	00000000	00000000	00000000	00000000	00000000
(in millions)					Favorable/ (Unfavorable) Variance
	2010		2009

Net revenue	$979.8	100.0%	$918.2	100.0%	$61.6	6.7%
Cost of sales	601.0	61.3%	549.1	59.8%	(51.9)	-9.5%

Gross margin	378.8	38.7%	369.1	40.2%	9.7	2.6%
Selling, general and administrative	359.6	36.7%	310.6	33.8%	(49.0)	-15.8%
Other expense, net	7.1	0.7%	1.8	0.2%	(5.3)	-294.7%

Income before interest and income taxes	12.1	1.3%	56.7	6.2%	(44.6)	-78.7%
Interest expense, net	3.9	0.4%	3.4	0.4%	(0.5)	-14.7%
Income tax expense	5.7	0.6%	18.3	2.0%	12.6	68.9%

Net income	$2.5	0.3%	$35.0	3.8%	$(32.5)	-92.9%

The results of operations for fiscal 2009 and most of fiscal 2010 reflect the activities of Lance prior to the Merger. However, in 2010, we recorded $37.9 million of pre-tax expenses related to the Merger as well as expenses of $8.0 million associated with an unsuccessful acquisition, workforce reduction and insurance settlement charges.

Net Revenue

Revenue for the year ended January 1, 2011 increased $61.6 million compared to the year ended December 26, 2009, which includes $48.8 million in revenue as a result of the Merger and $11.1 million as a result of the additional week in fiscal 2010. Excluding the revenue from the Merger and the additional week, revenue increased $1.7 million on a comparable basis to last year.

Net revenue by product category for the years ended January 1, 2011 and December 26, 2009 was as follows:

	000000000000	000000000000
(in millions)	2010	2009

Branded Products	$569.5	$533.6
Non-Branded Products	410.3	384.6

Net revenue	$979.8	$918.2

Lance branded revenue increased $6.6 million, which included $5.6 million of revenue as a result of the additional week in 2010, as compared to 2009. Revenue growth was significantly impacted by economic conditions and increased competition. In order to contend with these issues, we increased promotional spending by more than 30% compared to the prior year to support our brands and market share. Sales of Lance’s branded products to distributors, mass merchandisers, and discount stores generated revenue growth compared to 2009 due to the acquisition of Stella D’oro in 2009, new product offerings and growth with new and existing customers. These increases were significantly offset by declines in the food service and up-and-down the street customers as we shifted a significant portion of this business to distributors where selling prices are lower. The Merger also negatively impacted revenue in certain channels due to uncertainty about the Merger and changes in sales management which occurred during the fourth quarter.

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

Selling, General and Administrative

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

Interest Expense, Net

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

We have a universal shelf registration statement that, subject to our ability to consummate a transaction on acceptable terms, provides the flexibility to sell up to $250 million of debt or equity securities, which is effective through March 26, 2012. We expect to file a replacement shelf registration statement prior to March 26, 2012.

Operating Cash Flows

Net cash from operating activities was $111.5 million in 2011 and $44.4 million in 2010. Cash provided by net changes in operating assets and liabilities was $13.3 million, a significant increase from cash used by net changes in operating assets and liabilities of $39.9 million in 2010, which was mostly due to a large increase in income tax receivables in 2010 as well as incentive payments made prior to the end of fiscal 2010 as part of the change in control related to the Merger. The increase in cash provided by operating activities was also due to the significant increase in net income over 2010, which included an additional $15.2 million in depreciation and amortization as a result of additional assets gained primarily through the Merger.

Investing Cash Flows

Cash used in investing activities in 2011 totaled $52.7 million compared with cash provided by investing activities of $65.7 million in 2010. Capital expenditures increased from $33.3 million in 2010 to $57.7 million in 2011 primarily due to the Merger. In 2011, these expenditures were partially offset by cash received from the sale of fixed assets of $4.4 million and cash received from a government grant for the establishment of our solar farm in Hanover, Pennsylvania, of $4.2 million. Capital expenditures are expected to continue at a level sufficient to support our strategic and operating needs. In 2012, capital expenditures are projected to be between $80 and $85 million.

Proceeds from the sale of route businesses generated cash flows of $42.3 million in 2011; however, these proceeds were largely offset by purchases of route businesses of $31.4 million. The purchases and sales of route businesses are expected to continue into the first half of 2012 with anticipated net proceeds of $50 to $60 million, exclusive of taxes to be paid on the associated gains.

During the third quarter of 2011, we acquired the George Greer Co., Inc. for $15.0 million. In the fourth quarter of 2010, $96.3 million in cash was acquired in connection with the Merger.

Financing Cash Flows

Net cash used in financing activities decreased from $88.1 million in 2010 to $65.7 million in 2011 primarily due to changes in dividends paid. In 2010, we paid a special cash dividend as part of the Merger of $3.75 per share totaling $121.7 million. We also paid cash dividends of $0.64 per share totaling $42.9 million and $20.8 million during 2011 and 2010, respectively. The increase in 2011 was due to additional shares issued as part of the Merger. As a result of the exercise of stock options by employees, we received cash and tax benefits of $8.2 million in 2011 and $13.1 million in 2010. Repayments of debt, net of proceeds, during 2011 were $27.2 million, funded primarily by cash provided by operating activities. During 2010, proceeds from debt, net of repayments, were $47.8 million. These proceeds from debt were primarily used to pay for Merger-related costs or fund acquisitions.

During 2011, we acquired the remaining ownership interest in Melisi Snacks, Inc. for $3.5 million, increasing our total ownership to 100%.

In December 2008, the Board of Directors approved the repurchase of up to 100,000 shares of common stock from employees. On July 21, 2010, the Board of Directors approved the repurchase of up to an additional 100,000 shares of common stock from employees. Both of these authorizations expired by December 2011. In November 2011, the Board of Directors authorized the repurchase of up to 200,000 shares of common stock from employees, which expires in February 2014. The purpose of the repurchase program is to permit the Company to acquire shares of common stock from employees to cover withholding taxes payable by employees upon the vesting of shares of restricted stock. During 2009, we repurchased 6,741 shares of common stock. During 2010, we repurchased 135,879 shares of common stock. We did not repurchase any shares of common stock during 2011. The remaining number of shares authorized for repurchase is 200,000.

On February 9, 2012, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on March 7, 2012 to stockholders of record on February 29, 2012.

Debt

In December 2010, we amended our existing credit agreement and entered into a new credit agreement, which allows us to make revolving credit borrowings of up to $265.0 million through December 2015. As of December 31, 2011, and January 1, 2011, we had $145.0 million and $111.0 million outstanding under the revolving credit agreement, respectively. The additional borrowings outstanding are primarily due to amounts necessary for the repayment of the $50.0 million U.S. term loan in the fourth quarter of 2011.

Unused and available borrowings were $120.0 million under our existing credit facilities at December 31, 2011. Under certain circumstances and subject to certain conditions, we have the option to increase available credit under the credit agreement by up to $100.0 million during the life of the facility.

The credit agreement requires us to comply with certain defined covenants, such as a maximum ratio of debt to EBITDA (as defined in the credit agreement) of 3.25, or 3.50 for four consecutive periods following a material acquisition, and a minimum interest coverage ratio of 2.5. At December 31, 2011, our debt to EBITDA ratio as defined by the credit agreement was 1.90, and our interest coverage ratio as defined by the credit agreement was 8.4. In addition, our revolving credit agreement restricts payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $200.0 million. At December 31, 2011, our consolidated stockholders’ equity was $838.6 million. We were in compliance with these covenants at December 31, 2011 and expect to remain in compliance throughout all of 2012. Total interest expense under all credit agreements for 2011, 2010, and 2009 was $10.7 million, $3.9 million, and $3.4 million, respectively.

Contractual Obligations

We lease certain facilities and equipment classified as operating leases. We also have entered into agreements with suppliers for the purchase of certain ingredients, packaging materials and energy used in the production process. These agreements are entered into in the normal course of business and consist of agreements to purchase a certain quantity over a certain period of time. These purchase commitments range in length from a few weeks to twelve months. Additionally, we provide supplemental retirement benefits to certain retired officers.

Contractual obligations as of December 31, 2011 were:

(in thousands)		Payments Due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	Thereafter

Purchase commitments	$184,667	$184,667	$-	$-	$-
Debt, including interest payable*	300,545	13,251	23,105	161,635	102,554
Operating lease obligations	59,539	15,864	24,015	11,296	8,364
Benefit obligations	58	58	-	-	-

Total contractual obligations	$544,809	$213,840	$47,120	$172,931	$110,918

*	Variable interest will be paid in future periods based on the outstanding balance at that time.

Because we are uncertain as to if or when settlements may occur, this table does not reflect our liability for gross unrecognized tax benefits of $6.1 million and related interest and penalties of $2.3 million. Details regarding this liability are presented in Note 13 to the consolidated financial statements included in Item 8.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity or cash flows.

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

Revenue for products sold to our independent business operators in our DSD network is recognized when the independent business operator purchases the inventory from our warehouses.

Revenue for products sold to customers through our company-owned DSD network is recognized when the product is delivered to the customer. Our sales representatives create an invoice at time of delivery using a handheld computer. These invoices are transmitted electronically each day and sales revenue is recognized.

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

We record certain reductions to revenue for promotional allowances. There are several different types of promotional allowances such as off-invoice allowances, rebates and shelf space allowances. An off-invoice allowance is a reduction of the sales price that is directly deducted from the invoice amount. We record the amount of the deduction as a reduction to revenue when the transaction occurs. Rebates are offered to customers based on the quantity of product purchased over a period of time. Based on the nature of these allowances, the exact amount of the rebate is not known at the time the product is sold to the customer. An estimate of the expected rebate amount is recorded as a reduction to revenue at the time of the sale and a corresponding accrued liability is recorded. The accrued liability is monitored throughout the time period covered by the promotion. The accrued liability is based on historical information and the progress of the customer against the target amount. Shelf space allowances are capitalized and amortized over the lesser of the life of the agreement or up to a maximum of three years and recorded as a reduction to revenue. Capitalized shelf space allowances are evaluated for impairment on an ongoing basis.

We also record certain allowances for coupon redemptions, scan-back promotions and other promotional activities as a reduction to revenue. The accrued liabilities for these allowances are monitored throughout the time period covered by the coupon or promotion.

Total allowances for sales returns, rebates, coupons, scan-backs and other promotional activities included in accrued selling costs on the Consolidated Balance Sheets increased from $15.5 million at the end of 2010 to $21.5 million at the end of 2011 due to more aggressive marketing efforts to drive sales growth.

Allowance for Doubtful Accounts

The determination of the allowance for doubtful accounts is based on management’s estimate of uncollectible accounts receivable. We record a general reserve based on analysis of historical data and aging of accounts receivable. In addition, management records specific reserves for receivable balances that are considered at higher risk due to known facts regarding the customer. The assumptions for this determination are reviewed quarterly to ensure that business conditions or other circumstances are consistent with the assumptions. Allowances for doubtful accounts decreased from $2.9 million at the end of 2010 to $1.9 million at the end of 2011 primarily due to the write-off of a bankruptcy which remained outstanding at the end of 2010.

Self-Insurance Reserves

We maintain reserves for the self-funded portions of employee medical insurance benefits. The employer’s portion of employee medical claims is limited by stop-loss insurance coverage each year to $0.3 million per person. As of December 31, 2011 and January 1, 2011, the accruals for our portion of medical insurance benefits were $4.5 million and $5.0 million, respectively. The decrease in liability is primarily due to the overall reduction in our workforce.

We maintain self-insurance reserves for workers’ compensation and auto liability for individual losses up to the deductible which ranges from $0.3 to $0.5 million per individual loss. In addition, certain general and product liability claims are self-funded for individual losses up to the $0.1 million insurance deductible. Claims in excess of the deductible are fully insured up to $100 million per individual claim. We evaluate input from a third-party actuary in the estimation of the casualty insurance obligation on an annual basis. In determining the ultimate loss and reserve requirements, we use various actuarial assumptions including compensation trends, healthcare cost trends and discount rates. We also use historical information for claims frequency and severity in order to establish loss development factors. The estimate of discounted loss reserves ranged from $14.2 million to $17.9 million in 2011. In 2010, the estimate of discounted loss reserves ranged from $14.3 million to $19.3 million.

During 2011 and 2010, we determined that the best estimate of our outstanding liability was the midpoint in the range. Accordingly, we selected the midpoint of the range as our estimated liability. In addition, we lowered the discount rate from 2.5% in 2010 to 1.5% in 2011 based on projected investment returns over the estimated future payout period, which increased the estimated claims liability by approximately $0.3 million.

In December 2010, we assumed a liability for workers’ compensation relating to claims that had originated prior to 1992 and been insured by a third-party insurance company. Due to the uncertainty of that insurer’s ability to continue paying claims, we entered into an agreement where we assumed the full liability of approximately $3.6 million of insurance claims under the pre-existing workers’ compensation policies and received $1.5 million in cash consideration to be placed in an escrow account to pay these specific claims. The net liability for these claims was $2.1 million for both 2011 and 2010.

Impairment Analysis of Goodwill and Other Indefinite-Lived Intangible Assets

The annual impairment analysis of goodwill and other indefinite-lived intangible assets requires us to project future financial performance, including revenue and profit growth, fixed asset and working capital investments, income tax rates and cost of capital. During 2011, the FASB issued an ASU regarding testing for goodwill impairment. Although we adopted this standard during 2011, we elected to perform a quantitative analysis of goodwill rather than support the balance qualitatively as the new standard allows. The analysis of goodwill and other indefinite-lived intangible assets as of December 31, 2011 assumes combined average annual revenue growth of approximately 2.37% during the valuation period. These projections rely upon historical performance, anticipated market conditions and forward-looking business plans.

We use a combination of internal and external data to develop the weighted average cost of capital. Significant investments in fixed assets and working capital to support the assumed revenue growth are estimated and factored into the analysis. If the assumed revenue growth is not achieved, the required investments in fixed assets and working capital could be reduced. Even with a significant amount of excess fair value over carrying value, major changes in assumptions or changes in conditions could result in a goodwill impairment charge in the future.

Indefinite-lived intangibles are valued using the relief from royalty method under the income approach, which requires us to estimate a reasonable royalty rate, identify relevant projected revenues and expenses, and select an appropriate discount rate. For our testing performed in 2011, the fair value of all indefinite-lived intangible assets exceeded the carrying value and no impairment charges were necessary. Changes in the business, including changes in the overall business strategy or the consumer market for certain products, could impact the fair value of our indefinite-lived intangible assets and necessitate an impairment charge.

Depreciation and Impairment of Fixed Assets

Depreciation of fixed assets is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives used in computing depreciation are based on estimates of the period over which the assets will provide economic benefits. Estimated lives are based on historical experience, maintenance practices, technological changes and future business plans. Depreciation expense was $51.3 million, $39.1 million and $34.6 million during 2011, 2010 and 2009, respectively. The increase in depreciation expense from 2010 to 2011 was due to the Merger. Changes in these estimated lives and increases in capital expenditures could significantly affect depreciation expense in the future.

Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended December 31, 2011, impairment charges of $12.7 million were recognized in the other expense, net line in the Consolidated Statements of Income. The majority of asset impairment was recorded due to the decision to sell route trucks prior to the end of their useful lives and to close and sell our Corsicana, Texas manufacturing facility. See Note 3 to the consolidated financial statements in Item 8 for additional information regarding these impairment charges.

Equity-Based Incentive Compensation Expense

Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term, expected stock price volatility, risk-free interest rate and expected dividends. Judgment is required in estimating the amount of share-based awards that are expected to be forfeited before vesting. In addition, our long-term equity incentive plans require assumptions and projections of future operating results and financial metrics. Actual results may differ from these assumptions and projections, which could have a material impact on our financial results. Information regarding assumptions can be found in Note 5 to the consolidated financial statements in Item 8.

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

During 2011, the Company undertook a comprehensive restructuring of the legal entities within the Snyder’s-Lance consolidated group to align the legal entity structure with the Company’s business. As a result of this restructuring, our net deferred tax liability is expected to reverse at a state rate which is lower than the rate at which the liabilities were established. This resulted in a benefit recorded to our deferred state tax expense.

New Accounting Standards

See Note 2 to the consolidated financial statements included in Item 8 for a summary of new accounting standards.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

We are exposed to certain commodity, interest rate and foreign currency exchange rate risks as part of our ongoing business operations and may use derivative financial instruments, where appropriate, to manage some of these risks. We do not use derivatives for trading purposes. Other than immaterial investments acquired in the Merger, there are no market risk sensitive instruments held for trading purposes.

In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections, and expected usage levels. As of December 31, 2011 and January 1, 2011, we had no commodity futures contracts or other derivative contracts related to ingredients and energy.

Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable-rate debt. See Note 12 to the consolidated financial statements in Item 8 for further information related to our interest rate swap agreements. While these interest rate swap agreements fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $2.3 million lower without these swaps during 2011. Including the effect of interest rate swap agreements, the weighted average interest rates for 2011 and 2010 were 3.8% and 4.0%, respectively. A 10% increase in the variable interest rate would not have significantly impacted interest expense during 2011.

We have exposure to foreign exchange rate fluctuations through the operations of our Canadian subsidiary. A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of its costs, such as raw materials and direct labor, are denominated in Canadian dollars. We have entered into a series of derivative forward contracts to mitigate a portion of this foreign exchange rate exposure. These contracts have maturities through December 2012. Foreign currency fluctuations favorably impacted 2011 pre-tax earnings by $0.7 million compared to 2010. However this increase in pre-tax earnings was offset by the unfavorable effect of derivative forward contracts of $1.1 million in 2011 compared to 2010, resulting in a net unfavorable impact of $0.4 million in 2011.

We are exposed to credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. For the years ended December 31, 2011 and January 1, 2011, net bad debt expense was $0.4 million and $2.6 million, respectively. The higher level of expense in Fiscal 2010 was attributable to a bankruptcy of a significant customer which occurred during that year. Allowances for doubtful accounts were $1.9 million at December 31, 2011 and $2.9 million at January 1, 2011.

Item 8.  Financial Statements and Supplementary Data

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the Fiscal Years Ended December 31, 2011, January 1, 2011 and December 26, 2009

(in thousands, except share and per share data)	2011	2010	2009

Net revenue	$1,635,036	$979,835	$918,163
Cost of sales	1,065,107	601,015	549,119

Gross margin	569,929	378,820	369,044

Selling, general and administrative	495,267	359,629	310,588
Other expense, net	4,257	7,108	1,774

Income before interest and income taxes	70,405	12,083	56,682

Interest expense, net	10,560	3,921	3,351

Income before income taxes	59,845	8,162	53,331

Income tax expense	21,104	5,631	18,303

Net income	38,741	2,531	35,028
Net income attributable to noncontrolling interests, net of tax of $322, $4 and $0, respectively	483	19	–

Net income attributable to Snyder’s-Lance, Inc.	$38,258	$2,512	$35,028

Basic earnings per share	$0.57	$0.07	$1.11
Weighted average shares outstanding – basic	67,400,000	34,128,000	31,565,000

Diluted earnings per share	$0.56	$0.07	$1.08
Weighted average shares outstanding – diluted	68,478,000	34,348,000	32,384,000

See Notes to consolidated financial statements.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the Fiscal Years Ended December 31, 2011, January 1, 2011 and December 26, 2009

(in thousands)	2011	2010	2009

Net income	$38,741	$2,531	$35,028
Net unrealized gains on derivative instruments, net of tax of $256, $505, and $1,175, respectively	382	700	2,569
Actuarial gains recognized in net income, net of tax of $0, $0, and $104, respectively	–	–	(180)
Foreign currency translation adjustment	(1,767)	3,611	9,241

Total comprehensive income	37,356	6,842	46,658
Net income attributable to noncontrolling interests, net of tax of $322, $4 and $0, respectively	483	19	–

Total comprehensive income attributable to Snyder’s-Lance, Inc.	$36,873	$6,823	$46,658

See Notes to consolidated financial statements.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31, 2011 and January 1, 2011

(in thousands, except share data)	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$20,841	$27,877
Accounts receivable, net of allowances of $1,884 and $2,899, respectively	143,238	128,556
Inventories	106,261	96,936
Income tax receivable	18,119	29,304
Deferred income taxes	21,042	14,346
Assets held for sale	57,822	385
Prepaid expenses and other current assets	20,705	26,363

Total current assets	388,028	323,767

Fixed assets, net	313,043	336,673
Goodwill, net	367,853	376,281
Other intangible assets, net	376,062	407,579
Other noncurrent assets	21,804	18,056

Total assets	$1,466,790	$1,462,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,930	$39,938
Accrued compensation	29,248	31,564
Accrued profit-sharing retirement plan	9,249	9,884
Accrual for casualty insurance claims	6,957	6,477
Accrued selling costs	21,465	15,521
Other payables and accrued liabilities	31,041	32,118
Current portion of long-term debt	4,256	57,767

Total current liabilities	155,146	193,269

Long-term debt	253,939	227,462
Deferred income taxes	196,244	180,812
Accrual for casualty insurance claims	7,724	9,195
Other noncurrent liabilities	15,146	15,003

Total liabilities	628,199	625,741

Commitments and contingencies	–	–

Stockholders’ equity:
Common stock, $0.83 1/3 par value. Authorized 75,000,000 shares; 67,820,798 and 66,336,807 shares outstanding, respectively	56,515	55,278
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; no shares outstanding	–	–
Additional paid-in capital	730,338	722,007
Retained earnings	35,539	40,199
Accumulated other comprehensive income	13,719	15,104

Total Snyder’s-Lance, Inc. stockholders’ equity	836,111	832,588
Noncontrolling interests	2,480	4,027
Total stockholders’ equity	838,591	836,615

Total liabilities and stockholders’ equity	$1,466,790	$1,462,356

See Notes to consolidated financial statements.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Fiscal Years Ended December 31, 2011, January 1, 2011 and December 26, 2009

(in thousands, except share and per share data)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total

Balance, December 27, 2008	31,522,953	$26,268	$49,138	$165,527	$(837)	$–	$240,096

Total comprehensive income				35,028	11,630		46,658
Dividends paid to stockholders ($0.64 per share)				(20,410)			(20,410)
Amortization of nonqualified stock options			1,295				1,295
Equity-based incentive expense previously recognized under a liability plan	73,356	61	1,531				1,592
Stock options exercised, including $624 tax benefit	240,191	200	4,040				4,240
Issuance and amortization of restricted stock, net of cancellations	263,434	220	4,946				5,166
Repurchases of common stock	(6,741)	(6)	(121)				(127)

Balance, December 26, 2009	32,093,193	$26,743	$60,829	$180,145	$10,793	$–	$278,510

Total comprehensive income				2,512	4,311	19	6,842
Stock issued in connection with Merger	32,652,949	27,209	649,002				676,211
Noncontrolling interests assumed in Merger						4,008	4,008
Dividends paid to stockholders ($4.39 per share)				(142,458)			(142,458)
Amortization of nonqualified stock options			3,665				3,665
Equity-based incentive reclassified to a liability plan			(4,199)				(4,199)
Restricted stock units settled in common stock, net of repurchases	172,650	144	(3,551)				(3,407)
Stock options exercised, including $3,199 tax benefit	1,456,615	1,214	11,888				13,102
Issuance and amortization of restricted stock, net of cancellations	97,279	81	7,372				7,453
Repurchases of common stock	(135,879)	(113)	(2,999)				(3,112)

Balance, January 1, 2011	66,336,807	$55,278	$722,007	$40,199	$15,104	$4,027	$836,615

Total comprehensive income				38,258	(1,385)	483	37,356
Acquisition of remaining interest in Melisi Snacks, Inc.			(1,157)			(2,343)	(3,500)
Dividends paid to noncontrolling interests						(281)	(281)
Dividends paid to stockholders ($0.64 per share)				(42,918)			(42,918)
Purchase price adjustments						594	594
Amortization of nonqualified stock options			1,372				1,372
Stock options exercised, including $49 tax benefit	1,295,589	1,080	7,111				8,191
Issuance and amortization of restricted stock, net of cancellations	188,402	157	1,005				1,162

Balance, December 31, 2011	67,820,798	$56,515	$730,338	$35,539	$13,719	$2,480	$838,591

    See Notes to consolidated financial statements.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Fiscal Years Ended December 31, 2011, January 1, 2011 and December 26, 2009

(in thousands)	2011	2010	2009

Operating activities:
Net income	$38,741	$2,531	$35,028
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	55,337	40,100	35,211
Stock-based compensation expense	2,535	19,524	7,472
Loss on sale of fixed assets, net	1,851	682	702
Gain on sale of route businesses	(9,440)	–	–
Impairment of long-lived assets	12,704	584	–
Change in vacation plan	(9,916)	–	–
Deferred income taxes	6,026	18,228	2,828
Provision for doubtful accounts	402	2,649	936
Changes in operating assets and liabilities, excluding business acquisitions and foreign currency translation adjustments:
Accounts receivable	(15,773)	4,376	(13,109)
Inventory	(8,680)	7,496	(11,460)
Other current assets	17,022	(30,885)	(3,285)
Accounts payable	11,665	(6,032)	3,600
Other accrued liabilities	12,585	(19,562)	10,410
Other noncurrent assets	(2,882)	2,519	(415)
Other noncurrent liabilities	(649)	2,234	1,359

Net cash provided by operating activities	111,528	44,444	69,277

Investing activities:
Purchases of fixed assets	(57,726)	(33,347)	(40,737)
Purchases of route businesses	(31,418)	–	–
Proceeds from sale of fixed and intangible assets	4,351	2,731	765
Proceeds from sale of route businesses	42,294	–	–
Proceeds from sale of investments	960	–	–
Proceeds from federal grant for solar farm	4,212	–	–
Business acquisitions, net of cash acquired	(15,394)	96,336	(23,911)

Net cash (used in)/provided by investing activities	(52,721)	65,720	(63,883)

Financing activities:
Dividends paid to stockholders	(42,918)	(142,458)	(20,410)
Dividends paid to noncontrolling interests	(281)	–	–
Acquisition of remaining interest in Melisi Snacks, Inc.	(3,500)	–	–
Issuances of common stock	8,191	13,102	4,240
Repurchases of common stock	–	(6,519)	(127)
Repayments of long-term debt	(62,309)	–	–
Net proceeds from existing credit facilities	35,098	47,762	15,000

Net cash used in financing activities	(65,719)	(88,113)	(1,297)

Effect of exchange rate changes on cash	(124)	408	514

(Decrease)/increase in cash and cash equivalents	(7,036)	22,459	4,611
Cash and cash equivalents at beginning of fiscal year	27,877	5,418	807

Cash and cash equivalents at end of fiscal year	$20,841	$27,877	$5,418

Non-cash investing activities:
Common stock and options issued for business combinations	$–	$676,211	$–

Supplemental information:
Cash paid for income taxes, net of refunds of $7,375, $23 and $159, respectively	$2,364	$12,208	$13,763
Cash paid for interest	$11,341	$6,391	$3,515

See Notes to consolidated financial statements.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

For the Fiscal Years Ended December 31, 2011, January 1, 2011 and December 26, 2009

NOTE 1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

We operate in one segment, snack food products. We manufacture, market and distribute a variety of snack food products. We manufacture products including pretzels, sandwich crackers, kettle chips, cookies, potato chips, tortilla chips, other salty snacks, sugar wafers, nuts, and restaurant style crackers. In addition, we purchase certain cakes, meat snacks, candy and other partner brand products for resale in order to broaden our product offerings. Products are packaged in various single-serve, multi-pack and family-size configurations.

We sell and distribute branded and partner brand products to customers through our nationwide distribution network. Our branded products are principally sold under the Snyder’s of Hanover®, Lance®, Cape Cod®, Krunchers!®, Jays®, Tom’s®, Archway®, Grande®, Stella D’oro®, O-Ke-Doke®, EatSmart® and Padrinos® brands. Non-branded products include private brand (private label), partner brands, and contract manufacturing. Partner brands consist of other third-party brands that we sell through our distribution network. Private brand products are sold to retailers and distributors using store brands or our own control brands, such as Brent & Sam’s®, Vista®, and Delicious®. We also contract with other branded food manufacturers to produce their products.

We distribute snack food products throughout the United States using a direct-store-delivery (“DSD”) network of distribution routes, some of which are serviced by independent business operators and others that are company-owned. During 2011, we began the process of converting the vast majority of our company-owned routes to an independent business operator distribution structure in order to better position our distribution network to serve customers. We have made substantial progress in the conversion and expect it to be completed by the middle of 2012. We also ship products directly to distributors and other direct customers using third-party carriers or our own transportation fleet throughout North America.

The customer base for our branded and partner brand products sold through our DSD network, distributors and direct sales includes grocery/mass merchandisers, convenience stores, club stores, discount stores, food service establishments and various other customers including drug stores, schools, military and government facilities and “up and down the street” outlets such as recreational facilities, offices and other independent retailers. Private brand customers include grocery/mass merchandisers and discount stores. We also contract with other branded food manufacturers to manufacture their products.

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

On November 9, 2011, we announced the closure of the Corsicana manufacturing facility, effective February 10, 2012.

Principles of Consolidation

Lance, Inc. (“Lance”) and Snyder’s of Hanover, Inc. (“Snyder’s”) completed their merger (“Merger”) on December 6, 2010, and Lance’s name was changed to Snyder’s-Lance, Inc. The full year 2011 results reflect the results and operations of the combined company, while the respective period for 2010 reflects only the results and operations of Lance until the date of the Merger. See Note 3 for additional information. The accompanying consolidated financial statements include the accounts of Snyder’s-Lance, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.

Noncontrolling Interests

We own 51% of Patriot Snacks Real Estate, LLC (“Patriot”) and consolidate its balance sheet and operating results into our consolidated financial statements. The remaining 49% is owned by an employee. We own 80% of Michaud Distributors, Inc. (“Michaud”) which distributes our products in the northeastern United States. The remaining 20% is owned by two employees. Noncontrolling interests are classified in equity, with the consolidated net income adjusted to include the net income attributed to the noncontrolling interest.

During 2011, we acquired the remaining ownership interest in Melisi Snacks, Inc. for $3.5 million, increasing our total ownership to 100%.

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

We record certain reductions to revenue for promotional allowances. There are several different types of promotional allowances such as off-invoice allowances, rebates and shelf space allowances. An off-invoice allowance is a reduction of the sales price that is directly deducted from the invoice amount. We record the amount of the deduction as a reduction to revenue when the transaction occurs. Rebates are offered to customers based on the quantity of product purchased over a period of time. Based on the nature of these allowances, the exact amount of the rebate is not known at the time the product is sold to the customer. An estimate of the expected rebate amount is recorded as a reduction to revenue at the time of the sale and a corresponding accrued liability is recorded. The accrued liability is monitored throughout the time period covered by the promotion. The accrued liability is based on historical information and the progress of the customer against the target amount. Shelf space allowances are capitalized and amortized over the lesser of the life of the agreement or up to a maximum of three years and recorded as a reduction to revenue. Capitalized shelf space allowances are evaluated for impairment on an ongoing basis.

We also record certain allowances for coupon redemptions, scan-back promotions and other promotional activities as a reduction to revenue. The accrued liabilities for these allowances are monitored throughout the time period covered by the coupon or promotion.

Fiscal Year

On September 30, 2010, the Board of Directors approved a change in our fiscal year end from the last Saturday of December to the Saturday nearest to December 31. This change made the fiscal year ended January 1, 2011, a 53-week year compared to 52-week years for the fiscal years ended December 31, 2011, and December 26, 2009.

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

Fair Value

We have classified assets and liabilities required to be measured at fair value into the fair value hierarchy as set forth below:

Level 1	Quoted prices in active markets for identical assets and liabilities.
Level 2	Observable inputs other than quoted prices for identical assets and liabilities.
Level 3	Unobservable inputs in which there is little or no market data available, which requires us to develop our own assumptions.

We measure our derivative instruments at fair value using Level 2 inputs. See Note 12 for more information. There were no changes among the levels during 2011.

The carrying amount of cash and cash equivalents, receivables and accounts payable approximates fair value due to their short-term nature. All other fair value measurements are appropriately disclosed within the Notes to the consolidated financial statements.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

The principal raw materials used in the manufacturing of our snack food products are flour, vegetable oil, sugar, potatoes, peanuts, other nuts, cheese, cocoa and seasonings. The principal supplies used are flexible film, cartons, trays, boxes and bags. Inventories are valued at the lower of cost or market using the first-out (FIFO) method.

We may enter into various forward purchase agreements and derivative financial instruments to reduce the impact of volatility in raw material ingredient prices. As of December 31, 2011 and January 1, 2011, we had no outstanding commodity futures contracts or other derivative contracts related to raw materials.

Fixed Assets

Depreciation of fixed assets is computed using the straight-line method over the estimated useful lives of long-term depreciable assets. Estimated lives are based on historical experience, maintenance practices, technological changes and future business plans. The following table summarizes the majority of our estimated useful lives of long-term depreciable assets:

000000000000000000
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

Route Intangible Gains/Losses

A significant amount of route intangible assets were acquired in the Merger. During 2011, as part of the conversion to an independent business operator distribution system, many routes have been purchased and sold. Gains and losses on sales of routes are recorded based on the difference between the sales price of the route and carrying value plus associated goodwill. Goodwill associated with the sale of a route is determined based on the relative value of the route in comparison with the value of the entire company.

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

Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives, which is the period over which economic benefits are expected to be provided.

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

Employee and Non-Employee Stock-Based Compensation Arrangements

We account for option awards based on the fair value-method using the Black-Scholes model. The following assumptions were used to determine the weighted average fair value of options granted during the years ended December 31, 2011, January 1, 2011 and December 26, 2009.

	2011	2010	2009

Assumptions used in Black-Scholes pricing model:
Expected dividend yield	3.68%	2.91%	2.91%
Risk-free interest rate	2.69%	2.77%	2.16%
Weighted average expected life	6.7 years	6.1 years	6.0 years
Expected volatility	30.34%	27.27%	30.11%
Weighted average fair value per share of options granted	$3.83	$4.81	$5.01

The expected dividend yield is based on the projected annual dividend payment per share divided by the stock price at the date of grant. The risk free interest rate is based on rates of U.S. Treasury issues with a remaining life equal to the expected life of the option.

The expected life of the option is calculated using the simplified method by using the vesting term of the option and the option expiration date. The expected volatility is based on the historical volatility of our common stock over the expected life. Compensation expense for stock options is recognized using straight-line attribution over the vesting period, which is usually three years.

Compensation expense for restricted stock is recognized over the vesting period based on the closing stock price on the grant date of the restricted stock. As compensation expense is recognized, additional paid-in capital is increased in stockholders’ equity. Restricted stock awards receive or accrue the same dividend as common shares outstanding.

Self-Insurance Reserves

We maintain reserves for the self-funded portions of employee medical insurance benefits. The employer’s portion of employee medical claims is limited by stop-loss insurance coverage each year to $0.3 million per person. As of December 31, 2011 and January 1, 2011, the accruals for our portion of medical insurance benefits were $4.5 million and $5.0 million, respectively.

We maintain self-insurance reserves for workers’ compensation and auto liability for individual losses up to the deductible which ranges from $0.3 to $0.5 million per individual loss. In addition, certain general and product liability claims are self-funded for individual losses up to the $0.1 million insurance deductible. Claims in excess of the deductible are fully insured up to $100 million per individual claim. We evaluate input from a third-party actuary in the estimation of the casualty insurance obligation on an annual basis. In determining the ultimate loss and reserve requirements, we use various actuarial assumptions including compensation trends, healthcare cost trends and discount rates. We also use historical information for claims frequency and severity in order to establish loss development factors. The estimate of discounted loss reserves ranged from $14.2 million to $17.9 million in 2011. In 2010, the estimate of discounted loss reserves ranged from $14.3 million to $19.3 million.

During 2011 and 2010, we determined that the best estimate of our outstanding liability was the midpoint in the range. Accordingly, we selected the midpoint of the range as our estimated liability. In addition, we lowered the discount rate from 2.5% in 2010 to 1.5% in 2011 based on projected investment returns over the estimated future payout period, which increased the estimated claims liability by approximately $0.3 million.

In December 2010, we assumed a liability for workers’ compensation relating to claims that had originated prior to 1992 and been insured by a third-party insurance company. Due to the uncertainty of that insurer’s ability to continue paying claims, we entered into an agreement where we assumed the full liability of approximately $3.6 million of insurance claims under the pre-existing workers’ compensation policies and received $1.5 million in cash consideration to be placed in an escrow account to pay these specific claims. The net liability for these claims was $2.1 million for both 2011 and 2010.

Derivative Financial Instruments

We are exposed to certain market, commodity and interest rate risks as part of our ongoing business operations and may use derivative financial instruments, where appropriate, to manage these risks. We do not use derivatives for trading purposes.

Earnings Per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares, including participating securities, outstanding during the period.

Diluted earnings per share are calculated by including all dilutive common shares such as stock options. Dilutive potential shares were 1,078,000 in 2011, 220,000 in 2010 and 819,000 in 2009. Anti-dilutive shares are excluded from the dilutive earnings calculation. There were 20,000 anti-dilutive shares in 2011, none in 2010 and 25,000 in 2009. No adjustment to reported net income is required when computing diluted earnings per share.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs included in selling, general and administrative expenses on the Consolidated Statements of Income were $20.1 million, $5.0 million and $7.5 million during 2011, 2010 and 2009, respectively.

Shipping and Handling Costs

We do not bill customers separately for shipping and handling of product. These costs are included as part of selling, general and administrative expenses on the Consolidated Statements of Income. For the years ended December 31, 2011, January 1, 2011 and December 26, 2009, shipping and handling costs were $106.8 million, $78.8 million and $68.8 million, respectively.

Foreign Currency Translation

All assets and liabilities of our Canadian subsidiary are translated into U.S. dollars using current exchange rates and income statement items are translated using the average exchange rates during the period. The translation adjustment is included as a component of stockholders’ equity. Gains and losses on foreign currency transactions are included in earnings.

Vacation Plan Change

As part of the Merger integration, we transitioned to a standard vacation plan for the merged company. Due to this change, we recorded a $9.9 million reduction in the vacation accrual, of which $4.9 million was recorded as a reduction in cost of sales and $5.0 million was recorded as a reduction in selling, general, and administrative expense.

NOTE 2.  NEW ACCOUNTING STANDARDS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) regarding the presentation of comprehensive income. The new standard requires comprehensive income to be reported either as a single statement or in two consecutive statements reporting net income and other comprehensive income. In addition, the standard eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. The ASU requires retrospective application and will become effective for us in the first quarter of 2012. We have chosen to adopt this standard in 2011 and have included the Consolidated Statements of Comprehensive Income in our consolidated financial statements.

In September 2011, the FASB issued an ASU regarding testing for goodwill impairment. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Although we adopted this standard during 2011, we elected to perform a quantitative analysis of goodwill rather than support the balance qualitatively as the new standard allows.

NOTE 3. MERGER AND INTEGRATION ACTIVITIES

During the quarter ended July 2, 2011, we adjusted our initial purchase price allocation related to the Merger for changes in the valuation of certain assets and liabilities. The adjustment resulted in a $0.6 million reduction in inventory, a $2.3 million reduction in property, plant, and equipment, a $0.3 million decrease in other current liabilities, a $0.2 million decrease in other noncurrent liabilities, a $0.7 million decrease in the deferred income tax liability, a $0.6 million increase in noncontrolling interests, and a $2.3 million increase in goodwill. The impact of these adjustments on previously presented balance sheets and income statements was not significant to prior periods. Since the quarter ended July 2, 2011, no additional adjustments have been made to our initial purchase price allocation, and our valuation is complete.

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

Proforma results for the year ended January 1, 2011 were as follows:

(in thousands, except per share data)	2010

Net revenue	$1,585,208
Income before interest and income taxes	$87,574
Net income attributable to Snyder’s-Lance, Inc.	$49,409
Weighted average diluted shares	65,863
Diluted earnings per share	$0.75

In February 2011, we announced a plan to convert approximately 1,300 company-owned routes to an independent business operator distribution structure. The conversion is currently in process and is expected to be complete by the middle of 2012.

During the year ended December 31, 2011, we incurred $19.6 million in severance costs and professional fees related to Merger and integration activities, which are included in selling, general, and administrative expenses on the Consolidated Statements of Income. In addition, for the year ended December 31, 2011, we recorded $8.9 million in net gain on the sale of route businesses and $10.1 million in asset impairment charges, both of which were associated with the conversion to an independent business operator distribution structure and recorded in other expense, net on the Consolidated Statements of Income. The asset impairment was recorded due to the decision to sell the route trucks prior to the end of their useful lives. In order to determine an appropriate fair value for the route trucks, we reviewed market pricing for similar assets from multiple sources, including trucks sold at auction. Also, during the fourth quarter of 2011, impairment charges of $2.3 million and other expenses of $0.3 million were incurred related to closing the Corsicana manufacturing facility and recorded in other expense, net on the Consolidated Statements of Income.

During the year ended January 1, 2011, we incurred Merger-related transaction and other costs totaling $37.9 million, of which $2.4 million were included in cost of sales, $35.2 million in selling, general and administrative, $0.2 million in other expense, net, and $0.1 million in interest expense, net.

NOTE 4.   BUSINESS ACQUISITIONS

2011 Acquisition

On August 9, 2011, we acquired all of the issued and outstanding shares of George Greer Co., Inc. (“Greer”), a snack food distributor, for $15.0 million in cash. Goodwill recorded as part of the purchase price allocation was $10.1 million, and identifiable intangible assets acquired as part of the acquisition were $8.4 million. In addition, we acquired cash and other tangible assets, which were more than offset by assumed liabilities. The assets, liabilities and results of operations of this acquisition were not material to our consolidated financial position or results of operations. During the quarter ended December 31, 2011, we adjusted our initial purchase price allocation for changes in the valuation of certain assets and liabilities. The impact of these adjustments was not material to our consolidated financial statements, and our valuation is now complete.

2010 Merger of Equals

On December 6, 2010, Lance and Snyder’s completed a Merger to create Snyder’s-Lance, Inc. See Note 3 for further information and an update on integration activities associated with the Merger.

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

NOTE 5.   STOCK-BASED COMPENSATION

Total equity-based incentive expense recorded in the Consolidated Statements of Income was $2.5 million, $19.5 million and $7.5 million for the years ended December 31, 2011, January 1, 2011 and December 26, 2009, respectively. The decrease in compensation expense from 2010 to 2011 was primarily due to the Merger, as almost all outstanding shares vested upon the change in control.

The Merger, as described in Note 3, triggered a “change in control” event in 2010 as a result of our stockholders approval of the issuance of shares in connection with the Merger. The majority of our incentive plans have a change in control provision, resulting in the acceleration of vesting in incentive plan awards. In addition, these equity incentive plans contain provisions that permit outstanding equity compensation awards to be equitably adjusted in the event of a special cash dividend. Accordingly, the exercise prices of stock option awards outstanding at the Merger date were reduced by $2.27 to reflect the change in the market price of the options prior to and on the ex-dividend date.

Key Employee Incentive Plans

As of December 31, 2011, there were approximately 0.3 million of restricted shares and 0.4 million of other securities available for future issuance under the 2007 Key Employee Incentive Plan (the “Plan”). This Plan originally provided for a maximum of 1.8 million securities to be issued to key employees as defined in the Plan. During 2010, the Plan was amended to provide for an additional 1.5 million of securities. The Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock and performance shares, and expires in April 2013. The plan also authorizes other awards denominated in monetary units or shares of common stock payable in cash or shares of common stock. At December 31, 2011, there were no SARs outstanding.

Long-term Incentive Plans

Long-term performance-based incentive plans are accounted for as liability share-based payment plans. Once certain performance-based measures are attained, the related liabilities are converted into equity instruments. As part of the change in control in 2010, all liability share-based payment plans were paid in the form of cash at 100%, totaling $3.2 million. As a result, there was no further liability for share-based payment plans as of January 1, 2011. There were no issuances of these liability share-based payment plans in 2011, and no liability was outstanding at December 31, 2011.

Employee Stock Options

As of December 31, 2011, there were $3.7 million of unrecognized compensation expense related to outstanding stock options compared with $1.2 million as of January 1, 2011. The vesting of options outstanding at the Merger date was accelerated in connection with the change in control, resulting in additional expense of $2.1 million during 2010. Cash received from option exercises during 2011, 2010 and 2009 was $8.1 million, $9.9 million and $3.6 million, respectively. The benefit realized for the tax deductions from option exercises was $0.1 million, $3.2 million and $0.6 million, respectively, during 2011, 2010 and 2009. The total intrinsic value of stock options exercised during 2011, 2010 and 2009 was $17.2 million, $22.5 million and $2.1 million, respectively.

During 2010, the Board of Directors approved the payment of up to $1.50 to each option holder to the extent that the change in the market value of the common stock did not decline by the intrinsic value of the special dividend prior to and after the ex-dividend date. The reduction in our stock price was less than the special dividend of $3.75, resulting in additional cash payments to option holders of $1.48 per share for those options that would not have been in compliance with Section 409A of the Internal Revenue Code if their grant price were to have been adjusted by the $3.75 special dividend amount. The majority of option holders received this payment, resulting in additional expense of $2.6 million in 2010.

Stock options become exercisable in periods ranging up to five years after the grant date. The option price, which equals the fair market value of our common stock at the date of grant, ranges from $1.22 to $21.52 per share for the outstanding options as of December 31, 2011. The weighted average exercise price of exercisable options was $12.58 as of December 31, 2011.

	Options Outstanding	Outstanding Weighted Average Exercise Price	Options Exercisable

Balance at January 1, 2011	3,688,088	$9.10	3,472,887
Granted	1,052,473	17.38
Exercised	(1,291,589)	6.27
Expired/forfeited	(73,515)	17.70

Balance as of December 31, 2011	3,375,457	$12.58	2,146,153

Weighted average contractual term	6.9 years		5.3 years

Aggregate intrinsic value	$33.5 million		$24.9 million

Employee Restricted Stock and Restricted Stock Unit Awards

As of December 31, 2011, there was $1.9 million in unrecognized compensation expense related to restricted stock. As of January 1, 2011, there was no unrecognized compensation expense related to outstanding restricted stock awards due to the change in control, which accelerated the vesting of all restricted stock and resulted in additional expense of $2.4 million in 2010.

During 2005, we awarded to our Chief Executive Officer 300,000 restricted stock units, half of which would be settled in common stock shares under the 2003 Key Employee Stock Plan and half of which would be settled in cash. During 2006, the Compensation Committee of the Board of Directors approved an amendment that re-designated the 150,000 units that were to be settled in cash to units settled in stock under the 1997 Incentive Equity Plan. These restricted units were classified as equity. Compensation costs associated with the restricted stock units that are settled in common stock shares were amortized over the vesting period through May 2010. During 2010, we net-settled 172,650 of these units as common stock shares and withheld the remaining 127,350 units to cover the payment of $2.5 million of employee withholding taxes. Accrued dividends on these restricted stock units of $0.9 million were settled in cash.

During 2006, the Compensation Committee of the Board of Directors approved the 2006 Five-Year Performance Equity Plan for Officers and Senior Managers, which included performance equity units to be paid in common stock to key employees in 2011. All shares to be issued under the Five-Year Performance Equity Plan were awarded under the 2003 Plan. During 2010, as a result of the change in control, performance equity units were paid in the form of cash, resulting in a $4.2 million reclassification from equity to a liability-based plan and an additional $3.4 million of expense.

The changes in restricted stock awards outstanding for the year ended December 31, 2011 are as follows:

	000000000000000	000000000000000
	Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value

Balance at January 1, 2011	-	$-
Granted	162,407	17.45
Exercised/vested	-	-
Expired/forfeited	(10,005)	17.48

Balance at December 31, 2011	152,402	$17.44

The deferred portion of these restricted shares is included in the Consolidated Balance Sheets as additional paid-in capital. The weighted average grant date fair value for awards granted during 2010 and 2009 was $21.49 and $20.98, respectively.

Non-Employee Director Stock Option Plan

In 1995, we adopted a Nonqualified Stock Option Plan for Non-Employee Director (Director Plan). The Director Plan requires among other things that the options are not exercisable unless the optionee remains available to serve as a director until the first anniversary of the date of grant, except that the initial option shall be exercisable after six months. The options under this plan vest on the first anniversary of the date of grant. Options granted under the Director Plan expire ten years from the date of grant. After December 28, 2002, there were no awards made under this plan. The option price, which equals the fair market value of our common stock at the date of grant is $13.61 per share. There were 4,000 options outstanding at December 31, 2011. At December 31, 2011, the weighted average remaining contractual term was 0.2 years and the aggregate intrinsic value was approximately $0.1 million.

	Options Outstanding	Weighted Average Exercise Price	Options Exercisable

Balance at January 1, 2011	8,000	$11.50	8,000
Granted	-	-
Exercised	(4,000)	9.38
Expired/forfeited	-	-

Balance as of December 31, 2011	4,000	$13.61	4,000

Non-Employee Director Restricted Stock Awards

In 2008, we adopted the Lance, Inc. 2008 Director Stock Plan (“2008 Director Plan”). With the adoption of the 2008 Director Plan, no further awards will be made under the 2003 Director Plan that expired in April 2008.

The 2008 Director Plan is intended to attract and retain persons of exceptional ability to serve as Directors and to further align the interests of Directors and stockholders in enhancing the value of our common stock and to encourage such Directors to remain with and to devote their best efforts to the Company. The Board of Directors reserved 200,000 shares of common stock for issuance under the 2008 Director Plan. This number is subject to adjustment in the event of stock dividends and splits, recapitalizations and similar transactions. The 2008 Director Plan is administered by the Board of Directors and expires in April 2013. As of December 31, 2011, there were 92,000 shares available for future issuance under the 2008 Director Plan.

In 2011, we awarded 36,000 shares of common stock to our directors, at a grant date fair value of $21.67 and subject to certain vesting restrictions. During 2010 and 2009, we awarded 32,000 and 24,000 shares of common stock to our directors with a grant date fair value of $18.02 and $20.97, respectively. Compensation costs associated with these restricted shares are amortized over the vesting or service period, at which time the earned portion is charged against current earnings. The deferred portion of these restricted shares is included in the Consolidated Balance Sheets as additional paid-in capital.

Employee Stock Purchase Plan

We have an employee stock purchase plan under which shares of common stock are purchased on the open market with employee and employer contributions. The plan provides for the Company to contribute an amount equal to 10% of the employees’ contributions. We contributed less than $0.1 million to the employee stock purchase plan during each of 2011, 2010 and 2009.

NOTE 6. INVESTMENTS

We own a noncontrolling equity interest in Late July Snacks LLC (“Late July”), an organic snack food company. This investment is reflected in other noncurrent assets on the Consolidated Balance Sheets. During 2011, 2010 and 2009, the equity method losses were approximately $0.1 million, $0.2 million and $0.1 million, respectively, and have been recorded in other expense, net on the Consolidated Statements of Income. We also manufacture products for Late July. Contract manufacturing revenue was approximately $4.5 million, $3.9 million, and $4.4 million during 2011, 2010, and 2009, respectively. Accounts receivable due from Late July totaled $0.4 million, for both December 31, 2011 and January 1, 2011.

As of December 31, 2011 and January 1, 2011, we had $7.0 million and $8.9 million, respectively, in long-term investments consisting of limited partnerships and real estate investment trusts. During the first quarter of 2011, one of these investments was sold for approximately $1.0 million resulting in an immaterial loss. Since our ownership interests are less than 5%, these investments are recorded at cost and adjusted for impairments considered other than temporary. Distributions received are recorded as either a return of capital or as investment income if in the form of a dividend.

NOTE 7. INVENTORIES

Inventories as of December 31, 2011 and January 1, 2011 consisted of the following:

	000000000000000	000000000000000
(in thousands)	2011	2010

Finished goods	$60,488	$55,658
Raw materials	19,968	17,015
Maintenance parts and supplies	25,805	24,263

Total inventories	$106,261	$96,936

NOTE 8.   2010 WORKFORCE REDUCTION

On June 4, 2010, we announced a reduction in our workforce, which resulted in $3.0 million of pre-tax charges being recognized in the second quarter of 2010. This included severance expenses of approximately $2.8 million (net of a reduction in accrued vacation of $0.4 million) and job placement and medical coverage expenses of approximately $0.2 million. We recorded $1.1 million in cost of sales and $1.9 million in selling, general and administrative on the Consolidated Statements of Income.

NOTE 9.   FIXED ASSETS

Fixed assets as of December 31, 2011 and January 1, 2011 consisted of the following:

	000000000000000	000000000000000
(in thousands)	2011	2010

Land and land improvements	$28,842	$29,102
Buildings and building improvements	133,769	128,082
Machinery, equipment and computer systems	406,701	383,807
Trucks and automobiles	50,725	68,780
Furniture and fixtures	10,573	9,534
Construction in progress	14,339	17,630

	$644,949	$636,935
Accumulated depreciation	(328,648)	(299,877)

	316,301	337,058
Fixed assets held for sale	(3,258)	(385)

Fixed assets, net	$313,043	$336,673

Depreciation expense related to fixed assets was $51.3 million during 2011, $39.1 million during 2010 and $34.6 million during 2009.

During the year ended December 31, 2011, $12.7 million in fixed asset impairment charges were recorded in other expense, net on the Consolidated Statements of Income. For additional details on these impairment charges, see Note 3 to the consolidated financial statements. Fixed asset impairment charges were $0.6 million for the year ended January 1, 2011, and no fixed asset impairment charges were taken for the year ended December 26, 2009.

As of December 31, 2011, assets held for sale consisted of route trucks for sale in connection with the conversion to independent business operators. As of January 1, 2011, assets held for sale consisted of land and buildings in Columbus, Georgia.

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the fiscal year ended December 31, 2011, are as follows:

(in thousands)	Carrying Amount

Balance as of December 26, 2009	$90,909
Merger with Snyder’s	283,267
Change in foreign currency exchange rate	2,105

Balance as of January 1, 2011	$376,281
Purchase price adjustments (see Note 3)	2,267
Business acquisitions (see Note 4)	10,074
Goodwill acquired in the purchase of route businesses	8,810
Goodwill attributable to the sale of route businesses	(11,812)
Goodwill allocated to assets held for sale	(16,774)
Change in foreign currency exchange rate	(993)

Balance as of December 31, 2011	$367,853

As of December 31, 2011 and January 1, 2011, acquired intangible assets consisted of the following:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

As of December 31, 2011:
Customer and contractual relationships – amortized	$69,468	$(5,252)	$64,216
Non-compete agreement – amortized	500	(500)	-
Reacquired rights – amortized	3,100	(156)	2,944
Routes – unamortized	14,641	-	14,641
Trademarks – unamortized	294,787	(526)	294,261

Balance as of December 31, 2011	$382,496	$(6,434)	$376,062

As of January 1, 2011:
Customer relationships – amortized	$64,168	$(1,384)	$62,784
Non-compete agreement – amortized	500	(451)	49
Routes – unamortized	50,485	-	50,485
Trademarks – unamortized	294,787	(526)	294,261

Balance as of January 1, 2011	$409,940	$(2,361)	$407,579

Intangible assets subject to amortization are being amortized over a weighted average useful life of 17.1 years. The intangible assets related to customer and contractual relationships are being amortized over a weighted average useful life of 17.7 years and will be amortized through November 2029. The intangible asset related to the non-compete agreement is fully amortized at the end of 2011, and the reacquired rights are being amortized over 8 years. Amortization expense related to intangibles was $4.1 million, $1.0 million and $0.6 million for the years ended December 31, 2011, January 1, 2011, and December 26, 2009, respectively. We estimate that annual amortization expense for these intangible assets will be approximately $4.8 million per year for 2012, 2013 and 2014, $4.7 million for 2015, and $4.6 million for 2016.

Routes and trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. Although not amortized, they are reviewed for impairment as conditions change or at least on an annual basis.

The changes in the carrying amount of routes for the fiscal year ended December 31, 2011, are as follows:

(in thousands)	Carrying Amount

Balance of routes as of January 1, 2011	$50,485
Purchases of routes, exclusive of goodwill acquired	22,988
Sales of routes	(21,042)
Routes allocated to assets held for sale	(37,790)

Balance of routes as of December 31, 2011	$14,641

Routes and associated goodwill allocated to assets held for sale represent assets available for sale in their present condition and for which actions to complete a sale have been initiated.

NOTE 11. LONG-TERM DEBT

Debt outstanding as of December 31, 2011 and January 1, 2011 consisted of the following:

(in thousands)	2011	2010

Unsecured U.S. term loan due October 2011, interest payable based on the 30-day Eurodollar rate, plus applicable margin of 0.40%	$-	$50,000
Unsecured U.S. Dollar-denominated revolving credit facility due December 7, 2015, interest payable based on the weighted-average 30-day Eurodollar rate, plus applicable margin of 1.70% (Average rate of 2.42% at December 31, 2011, including applicable margin)	145,000	111,000
Private placement senior notes with $100 million due June 2017, interest payable based on fixed rate of 5.72%, including a fair value adjustment of $5.7 million, net of amortization since the merger date	105,705	106,746
Secured bank loan due October 2015, interest payable based on 1-month LIBOR plus applicable margin of 0.35% (0.65% at December 31, 2011, including applicable margin)	4,416	5,441
Secured bank loan due November 2013, interest payable based on 1-month LIBOR plus applicable margin of 0.85% (1.15% at December 31, 2011, including applicable margin)	1,917	2,917
Revolving equipment credit facility due May 2012, interest payable based on the LIBOR plus applicable margin of 2.00% (2.30% at December 31, 2011, including applicable margin)	968	657
Various unsecured loans due from 2012 to 2020, interest payable based on various fixed and variable rates currently ranging from 5.13% to 8.0%	159	8,451
Other	30	17

Total debt	258,195	285,229
Less current portion of long-term debt	(4,256)	(57,767)

Total long-term debt	$253,939	$227,462

Annual aggregate long-term debt maturities are: $4.3 million in 2012; $3.1 million in 2013; $2.2 million in 2014; $147.1 million in 2015; $1.0 million in 2016; and $100.5 million thereafter.

On October 20, 2011, we repaid the $50 million U.S. term loan, funded with borrowings from the existing revolving credit facility.

Our existing credit agreement allows us to make revolving credit borrowings of up to $265 million through December 2015. As of December 31, 2011 and January 1, 2011, we had available $120 million and $154 million, respectively, of unused credit facilities. Under certain circumstances and subject to certain conditions, we have the option to increase available credit under the credit agreement by up to $100 million during the life of the facility.

The applicable margin is determined by certain financial ratios. The credit agreement also requires us to pay a facility fee on the entire $265 million revolver ranging from 0.175% to 0.35% based on certain financial ratios. Including the effect of interest rate swap agreements, the weighted average interest rate for 2011 and 2010 was 3.8% and 4.0%, respectively. See Note 12 for further information on our interest rate swap agreements.

The credit agreement requires us to comply with certain defined covenants, such as a maximum debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio of 3.25, or 3.50 for four consecutive periods following a material acquisition, and a minimum interest coverage ratio of 2.5. At December 31, 2011, our debt to EBITDA ratio was 1.90, and our interest coverage ratio was 8.4. In addition, our revolving credit agreement restricts our payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $200 million. As of December 31, 2011, our consolidated stockholders’ equity was $838.6 million. We were in compliance with these covenants at December 31, 2011. The private placement agreement for $100 million of senior notes assumed as part of the Merger has provisions no more restrictive than the revolving credit agreement. Total interest expense under all credit agreements for 2011, 2010 and 2009 was $10.7 million, $3.9 million and $3.4 million, respectively.

The fair value of outstanding debt, including current maturities, was approximately $269 million and $285 million for December 31, 2011 and January 1, 2011, respectively. The Level 2 fair value estimates were based on similar debt with the same maturities, rating and interest rates.

NOTE 12. DERIVATIVE INSTRUMENTS

We are exposed to certain risks relating to our ongoing business operations. We use derivative instruments to manage interest rate and foreign exchange risks.

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

The fair value of the derivative instrument asset/(liability) in the Consolidated Balance Sheets using Level 2 inputs as of December 31, 2011 and January 1, 2011 is as follows:

(in thousands)	2011	2010

Interest rate swaps (included in Other noncurrent liabilities)	$(1,309)	$(2,630)
Foreign currency forwards (included in Prepaid expenses and other current assets)	126	256

Total fair value of derivative instruments	$(1,183)	$(2,374)

Interest Rate Swaps

Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable-rate debt. The fair value of interest rate swaps is determined by third-party financial institutions. The notional amount of the interest rate swaps designated as hedging instruments as of December 31, 2011 and January 1, 2011 was $56.3 million and $62.1 million, respectively.

In October 2011, we entered into an interest rate swap agreement on $50 million of debt in order to fix the interest rate at 1.32%, plus applicable margin, through November 2015. The applicable margin on December 31, 2011, was 1.70%. The fair value of the interest rate swap liability was $0.9 million at December 31, 2011.

We assumed interest rate swaps with a notional amount of $6.3 million in connection with the Merger, which are used to manage the exposure to changing interest rates, through October 2015. The fair value of the interest rate swap liabilities was $0.4 million at December 31, 2011.

While these swaps fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $2.3 million lower without these swaps during 2011. These swaps are accounted for as cash flow hedges.

Foreign Currency Forwards

We have exposure to foreign exchange rate fluctuations through the operations of our Canadian subsidiary. A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of its costs, such as raw materials and direct labor, are denominated in Canadian dollars. We have entered into a series of derivative forward contracts to mitigate a portion of this foreign exchange rate exposure. These contracts have maturities through December 2012. The fair value of the forward contracts is determined by a third-party financial institution. The notional amount for foreign currency forwards increased to $18.1 million at December 31, 2011, from $4.4 million at January 1, 2011, due to additional contracts entered into in August and September 2011.

The pre-tax income/(expense) effect of derivative instruments on the Consolidated Statements of Income for the years ended December 31, 2011 and January 1, 2011 is as follows:

(in thousands)	2011	2010

Interest rate swaps (included in interest expense, net)	$(2,300)	$(2,503)
Foreign currency forwards (included in net revenue)	201	1,381
Foreign currency forwards (included in other expense, net)	(29)	(145)

Total net pre-tax expense from derivative instruments	$(2,128)	$(1,267)

The change in unrealized pre-tax gains/(losses) included in other comprehensive income due to fluctuations in interest rates and foreign exchange rates for the years ended December 31, 2011 and January 1, 2011 were as follows:

(in thousands)	2011	2010

Interest rate swaps	$768	$1,788
Foreign currency forwards	(130)	(583)

Total change in unrealized pre-tax gains from derivative instruments (effective portion)	$638	$1,205

The counterparty credit risk associated with our derivative instruments in an asset position is considered to be low, because we limit our exposure to strong, creditworthy counterparties.

NOTE 13. INCOME TAXES

Income tax expense for the years ended December 31, 2011, January 1, 2011 and December 26, 2009 consists of the following:

	000000000000	000000000000	000000000000
(in thousands)	2011	2010	2009

Current:
Federal	$10,109	$(11,491)	$14,457
State and other	3,124	(2,101)	1,275
Foreign	1,845	995	(257)

	$15,078	$(12,597)	$15,475
Deferred:
Federal	$11,787	$17,144	$2,031
State and other	(5,494)	799	55
Foreign	(267)	285	742

	$6,026	$18,228	$2,828

Income tax expense	$21,104	$5,631	$18,303

Reconciliations of the federal income tax rate to our effective income tax rate for the years ended December 31, 2011, January 1, 2011 and December 26, 2009 are as follows:

	0000000000	0000000000	0000000000
	2011	2010	2009

Statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	-2.5%	-10.4%	1.5%
Net favorable foreign income taxes as a result of tax adjustments and tax rate differences	-0.8%	-3.9%	-0.4%
Non-deductible goodwill on sale of route businesses	4.7%	-	-
Other merger transaction costs	-	42.7%	-
Non-deductible compensation	-	9.6%	0.8%
Deduction for inventory contributions	-0.3%	-3.6%	-0.4%
Credit for research activities and propane fuel	-2.0%	-3.3%	-0.8%
Meals and entertainment	0.9%	3.6%	0.5%
Change in uncertain tax positions	2.3%	0.1%	-
Miscellaneous items, net	-2.0%	-0.8%	-1.9%

Effective income tax rate	35.3%	69.0%	34.3%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and January 1, 2011, are presented below:

	000000000000	000000000000
(in thousands)	2011	2010

Deferred tax assets:
Reserves for employee compensation, deductible when paid for income tax purposes, accrued for financial reporting purposes	$16,562	$19,472
Reserves for insurance claims, deductible when paid for income tax purposes, accrued for financial reporting purposes	2,495	5,129
Other reserves, deductible when paid for income tax purposes, accrued for financial reporting purposes	4,361	6,203
Unrealized losses, deductible when realized for income tax purposes, included in other comprehensive income	334	590
Basis difference in fixed rate debt	2,814	2,558
Basis difference in noncurrent investments	1,485	2,661
Inventories, principally due to additional costs capitalized for income tax purposes	2,218	1,305
Net state and foreign operating loss and tax credit carryforwards	4,023	1,765

Total gross deferred tax assets	$34,292	$39,683
Less valuation allowance	(408)	(500)

Net deferred tax assets	$33,884	$39,183

Deferred tax liabilities:
Fixed assets, principally due to differences in depreciation, net of impairment reserves	$(78,714)	$(60,779)
Intangible assets, principally due to differences in amortization and acquisition basis differences	(126,762)	(140,297)
Inventories, principally due to change in method of accounting for inventory	(1,827)	(1,872)
Prepaid expenses and other costs deductible for tax, amortized for financial reporting purposes	(1,783)	(2,701)

Total gross deferred tax liabilities	$(209,086)	$(205,649)

Deferred income taxes	$(175,202)	$(166,466)

As of January 1, 2011, the Company had a valuation allowance against certain state net operating losses of approximately $0.5 million. As a result of the new legal entity structure, discussed below, the Company has determined that sufficient taxable income will now be generated to utilize the existing net operating losses and accordingly, the valuation allowance against these deferred tax assets was reversed as of December 31, 2011. In 2011, we recorded a valuation allowance against certain state tax credits that we do not expect to utilize under the new legal entity structure of approximately $0.4 million.

Our effective tax rate is based on the level and mix of income of our separate legal entities, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate. Significant judgment is required in evaluating tax positions that affect the annual tax rate.

Income before income taxes from our Canadian operations for 2011, 2010 and 2009 was $5.9 million, $4.6 million and $1.9 million, respectively.

During 2011, the Company undertook a comprehensive restructuring of the legal entities within the Snyder’s-Lance consolidated group to align the legal entity structure with the Company’s business. As a result of this restructuring, our net deferred tax liability is expected to reverse at a state rate which is lower than the rate at which the liabilities were established. This resulted in a benefit recorded to our deferred state tax expense.

We adjust unrecognized tax liabilities in light of changing facts and circumstances, such as the progress of a tax audit. As of December 31, 2011, we have recorded gross unrecognized tax benefits totaling $6.1 million and related interest and penalties of $2.3 million in other noncurrent liabilities on the Consolidated Balance Sheets. Of this total amount, $6.8 million would affect the effective tax rate if subsequently recognized. We expect that certain income tax audits will be settled and various tax authorities’ statutes of limitations will expire during the next twelve months resulting in a potential $1.2 million reduction of the unrecognized tax benefit amount. We classify interest and penalties associated with income tax positions within income tax expense. During both 2011 and 2010, $0.1 million of interest and penalties related to unrecognized tax benefits was recorded in income tax expense.

We have open years for income tax audit purposes in our major taxing jurisdictions according to statutes as follows:

Jurisdiction	Open Years

U.S. federal	2008 and forward
Canada federal	2007 and forward
Ontario provincial	2005 and forward
Massachusetts	2008 and forward
North Carolina	2006 and forward
New York	2008 and forward
Illinois	2008 and forward
Georgia	2008 and forward

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows:

000000000000
(in thousands)	Amount

Balance at January 1, 2011	$3,850
Additions for tax positions taken during the current period	1,817
Additions for tax positions recorded in purchase accounting	1,219
Reductions resulting from settlements	(389)
Reductions resulting from a lapse of the statute of limitations	(358)

Balance at December 31, 2011	$6,139

NOTE 14. POSTRETIREMENT BENEFIT PLANS

We had a defined contribution retirement plan (known as the Lance, Inc. Profit-Sharing “PSR” and 401(k) Retirement Saving Plan) that covered substantially all of our Lance employees. The PSR portion of the plan provided contributions equal to 3.25% of qualified wages if a participant had less than ten years of service, and 3.5% of qualified wages if over ten years of service. The 401(k) portion of the plan provided participants with matching contributions equal to 50% of the participant contributions on the first 5% of qualified wages. We also had a defined contribution retirement plan (known as the Snyder’s of Hanover, Inc. Contributory Retirement Plan - 401(k) Plan). All of Snyder’s full-time and part-time employees were eligible to participate in this plan, which provided participants with matching contributions equal to 70% of the first 6% of qualified wages. Total expenses for these employee retirement plans were $11.7 million, $9.7 million and $8.7 million in 2011, 2010 and 2009, respectively.

Beginning in 2012, all Snyder’s-Lance, Inc. employees will be eligible to participate in one common, company-wide defined contribution retirement plan. This 401(k) plan replaces the plans referenced above and provides participants with matching contributions equal to 100% of the first 4% of qualified wages and 50% of the next 1% of qualified wages.

Additionally, we provide supplemental retirement benefits to certain retired officers. The discounted liability recorded in other noncurrent liabilities on the Consolidated Balance Sheets was $0.1 million and $1.3 million at December 31, 2011 and January 1, 2011, respectively.

NOTE 15.  COMMITMENTS AND CONTINGENCIES

We have entered into contractual agreements providing severance benefits to certain key employees in the event of a change in control. Commitments under these agreements totaled $8.7 million and $8.1 million at December 31, 2011 and January 1, 2011, respectively.

We have entered into contractual agreements providing severance benefits to certain key employees in the event of termination without cause. Commitments under these agreements were $7.5 million and $5.5 million as of December 31, 2011 and January 1, 2011, respectively. The maximum aggregate unrecognized commitment for both the change in control and severance agreements as of December 31, 2011 and January 1, 2011 was $16.2 million and $9.5 million, respectively.

We lease certain facilities and equipment under contracts classified as operating leases. Total rental expense was $22.0 million in 2011, $9.8 million in 2010 and $7.0 million in 2009.

Future minimum lease commitments for operating leases at December 31, 2011 were as follows:

0000000000
(in thousands)	Amount

2012	$15,864
2013	13,602
2014	10,413
2015	7,060
2016	4,236
Thereafter	8,364

Total operating lease commitments	$59,539

We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $16.1 million as of December 31, 2011.

In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections, and expected usage levels. Purchase commitments for inventory totaled $184.7 million as of December 31, 2011. We currently contract from approximately three to twelve months in advance for all major ingredients and packaging.

We currently guarantee loans made to independent business operators by third party financial institutions for the purchase of distribution routes and trucks. The outstanding aggregate balance on these loans was approximately $40.6 million as of December 31, 2011. The annual maximum amount of future payments we could be required to make under the guarantee equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year.

On January 19, 2012, a purported class action was filed in the United States District Court for the District of New Jersey by Joseph A. McPeak individually and allegedly on behalf of other similarly situated individuals against S-L Distribution Company, Inc., a subsidiary of the Company. The complaint alleges a single cause of action for damages for violations of New Jersey’s Franchise Practices Protection Act. The Company is investigating this claim and cannot estimate any possible loss at this time. The Company intends to vigorously defend against this action.

In addition, we are currently subject to various lawsuits and environmental matters arising in the normal course of business. In our opinion, such claims should not have a material effect upon our consolidated financial statements taken as a whole.

NOTE 16.   RELATED PARTY TRANSACTIONS

We own 51% of Patriot Snacks Real Estate, LLC (“Patriot”) and consolidate its balance sheet and operating results into our consolidated financial statements. The remaining 49% is owned by an employee.

We own 80% of Michaud Distributors, Inc. (“Michaud”), which distributes our products in the northeastern United States. The remaining 20% is owned by two employees. As of December 31, 2011, we have notes receivable from stockholders and employees of Michaud of $0.3 million. The notes are unsecured, due upon demand, and bear interest at the best rate available to Michaud by its primary commercial lenders.

In 2010, as required by the Merger agreement, Snyder’s split dollar life insurance policies were purchased by irrevocable trusts for $2.4 million. The grantors of these trusts are directors of the Company. There were no gains or losses realized by the Company as a result of this transaction.

ARWCO Corporation, MAW Associates, LP and Warehime Enterprises, Inc. are significantly owned or controlled by the Chairman of the Board of Snyder’s-Lance, Inc. or direct family members. Among other unrelated business activities, these entities provide financing to independent business operators for the purchase of trucks and routes. We have entered into loan service agreements with these related parties that allow us to repurchase certain distribution assets in the event an independent business operator defaults on a loan with the related party. We have the right to repurchase the assets 30 days after default at the value as defined in the loan service agreement which should approximate fair market value. As of December 31, 2011, there were outstanding loans made to independent business operators by the related parties for the purchase of distribution routes and trucks with an aggregate principal balance of approximately $35.5 million. Our Chairman of the Board also serves as an officer and/or director of these entities. Transactions with these related parties are primarily related to the collection and remittance of loan payments on notes receivable held by the affiliates. We are reimbursed for certain overhead and administrative services associated with the services provided to these related parties. The receivables from, payables to and administrative fee from these entities is not significant.

One of our directors, C. Peter Carlucci, Jr., is a member of Eckert Seamans Cherin & Mellott, LLC (“Eckert”), which serves as one of our outside legal firms. There were $0.3 million in payments made to Eckert for the year ended December 31, 2011, and none for the period from December 6, 2010 to January 1, 2011.

NOTE 17. OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income presented in the Consolidated Balance Sheets as of December 31, 2011 and January 1, 2011 consists of the following:

(in thousands)	2011	2010

Foreign currency translation adjustment	$14,189	$15,956
Net unrealized loss on derivative instruments, net of tax	(470)	(852)

Accumulated other comprehensive income	$13,719	$15,104

Income taxes on the foreign currency translation adjustment in other comprehensive income are not recognized because the earnings are intended to be indefinitely reinvested in those operations.

NOTE 18. GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

Geographic Information

Substantially all of our sales are to U.S. customers. Revenues are attributable to the United States and Canada based on the country in which the product is produced. Revenues by country for the years ended December 31, 2011, January 1, 2011 and December 26, 2009, are as follows:

	0000000000	0000000000	0000000000
(in thousands)	2011	2010	2009

Country:
United States	$1,582,967	$929,653	$871,964
Canada	52,069	50,182	46,199

Net revenue	$1,635,036	$979,835	$918,163

Long-lived assets, comprised of fixed assets, goodwill, other intangible assets and other noncurrent assets, located in the United States and Canada as of December 31, 2011 and January 1, 2011, are as follows:

	00000000	00000000
(in thousands)	2011	2010

Country:
United States	$1,021,501	$1,078,422
Canada	57,261	60,167

Total long-lived assets	$1,078,762	$1,138,589

Significant Customers

Sales to our largest customer, Wal-Mart Stores, Inc., were approximately 18% of revenues in 2011, 23% of revenues in 2010 and 22% in 2009. The decrease in the percentage of total revenue attributable to Wal-Mart Stores, Inc. relative to the prior years was driven by the Merger. In addition, third-party distributors, which account for approximately 13% of sales, purchase and resell our products to customers including Wal-Mart Stores, Inc. thereby increasing our sales attributable to Wal-Mart Stores, Inc. by an amount we are unable to reasonably estimate. Accounts receivable at December 31, 2011 and January 1, 2011, included receivables from Wal-Mart Stores, Inc. totaling $24.8 million and $22.9 million, respectively.

NOTE 19.   INTERIM FINANCIAL INFORMATION (UNAUDITED)

A summary of interim financial information follows:

	0000000000	0000000000	0000000000	0000000000
(in thousands, except per share data)	2011 Interim Period Ended
	April 2 (13 Weeks)	July 2 (13 Weeks)	October 1 (13 Weeks)	December 31 (13 Weeks)

Net revenue	$388,471	$412,541	$421,897	$412,127
Cost of sales	247,299	268,904	280,892	268,012

Gross margin	141,172	143,637	141,005	144,115
Selling, general and administrative	120,905	137,134	126,816	110,412
Other expense/(income), net	39	10,145	(4,241)	(1,686)

Income/(loss) before interest and income taxes	20,228	(3,642)	18,430	35,389
Interest expense, net	2,660	2,367	3,037	2,496

Income/(loss) before income taxes	17,568	(6,009)	15,393	32,893
Income tax expense/(benefit)	6,525	(2,303)	6,608	10,274

Net income/(loss)	11,043	(3,706)	8,785	22,619
Net income/(loss) attributable to noncontrolling interests	194	142	(45)	192

Net income/(loss) attributable to Snyder’s-Lance, Inc.	$10,849	$(3,848)	$8,830	$22,427

Net income/(loss) per common share – basic	$0.16	$(0.06)	$0.13	$0.33
Weighted average shares outstanding – basic	66,732	67,365	67,706	67,798
Net income/(loss) per common share – diluted	$0.16	$(0.06)	$0.13	$0.33
Weighted average shares outstanding – diluted	68,060	67,365	68,787	68,882
Dividends declared per common share	$0.16	$0.16	$0.16	$0.16

	0000000000	0000000000	0000000000	0000000000
(in thousands, except per share data)	2010 Interim Period Ended
	March 27 (13 Weeks)	June 26 (13 Weeks)	September 25 (13 Weeks)	January 1 (14 Weeks)

Net revenue	$221,617	$235,417	$237,683	$285,118
Cost of sales	137,742	137,982	143,062	182,229

Gross margin	83,875	97,435	94,621	102,889
Selling, general and administrative	80,420	77,682	78,416	123,111
Other expense, net	3,610	174	221	3,103

(Loss)/Income before interest and income taxes	(155)	19,579	15,984	(23,325)
Interest expense, net	860	862	841	1,358

(Loss)/Income before income taxes	(1,015)	18,717	15,143	(24,683)
Income tax (benefit)/expense	(330)	6,312	4,958	(5,309)

Net (loss)/income	$(685)	$12,405	$10,185	$(19,374)

Net (loss)/income per common share – basic	$(0.02)	$0.39	$0.32	$(0.48)
Weighted average shares outstanding – basic	31,758	31,978	32,140	40,164
Net (loss)/income per common share – diluted	$(0.02)	$0.38	$0.31	$(0.48)
Weighted average shares outstanding – diluted	31,758	32,502	32,672	40,164
Dividends declared per common share	$0.16	$0.16	$0.16	$3.91

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2011, January 1, 2011, and December 26, 2009

	00000000	00000000	00000000	00000000
(in thousands)	Beginning Balance	Additions/(Reductions) to Expense or Other Accounts	Deductions	Ending Balance

Fiscal year ended December 31, 2011:
Allowance for doubtful accounts	$2,899	402	(1,417)	$1,884
Deferred tax asset valuation allowance	$500	408	(500)	$408

Fiscal year ended January 1, 2011:
Allowance for doubtful accounts	$972	2,649	(722)	$2,899
Deferred tax asset valuation allowance	$193	307*	-	$500

Fiscal year ended December 26, 2009:
Allowance for doubtful accounts	$863	936	(827)	$972
Deferred tax asset valuation allowance	$199	(6)	-	$193

*	Represents $452 assumed from merger with Snyder’s, offset by $145 reduction to expense.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Snyder’s-Lance, Inc.:

We have audited the accompanying consolidated balance sheets of Snyder’s-Lance, Inc. (the Company) as of December 31, 2011 and January 1, 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule “Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and January 1, 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Charlotte, North Carolina

February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Snyder’s-Lance, Inc.:

We have audited Snyder’s-Lance, Inc.’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and January 1, 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 27, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Charlotte, North Carolina

February 27, 2012

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2011.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, and pursuant to Rule 13a – 15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a – 15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. See page 58 for “Management’s Report on Internal Control over Financial Reporting.” Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. The report of the independent registered public accounting firm appears on page 56.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other	Information

Not applicable.

PART III

Items 10 through 14 are incorporated by reference to the sections captioned Security Ownership of Principal Stockholders and Management, Proposal 1—Election of Directors, Corporate Governance, Compensation Committee Interlocks and Insider Participation, Compensation Committee Report, Equity Compensation Plan Information, Director Compensation, Executive Compensation, Related Person Transactions and Ratification of Selection of Independent Public Accounting Firm in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2012 and Item X in Part I of this Annual Report captioned Executive Officers of the Registrant.

Code of Ethics

We have adopted a Code of Ethics that covers our officers and employees. In addition, we have adopted a Code of Ethics for Directors and Senior Financial Officers which covers the members of the Board of Directors and Senior Financial Officers, including the Chief Executive Officer, Chief Financial Officer, Corporate Controller and Principal Accounting Officer. These Codes are posted on our website at www.snyderslance.com.

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

2.1     Agreement and Plan of Merger, dated as of July 21, 2010, among Lance, Inc., Lima Merger Corp. and Snyder’s of Hanover, Inc., incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-4 filed on October 21, 2010 (File No. 333-168849).

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

3.2     Articles of Amendment to Restated Articles of Incorporation of Snyder’s-Lance, Inc., incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2010 (File No. 0-398).

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

10.4     Amendment No. 2 to Standstill Agreement, dated as of September 20, 2011, among Snyder’s-Lance, Inc., Michael A. Warehime and Patricia A. Warehime, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 23, 2011 (File No. 0-398).

10.5     Amendment No. 3 to Standstill Agreement, dated as of December 19, 2011, among Snyder’s-Lance, Inc., Michael A. Warehime and Patricia A. Warehime, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2011 (File No. 0-398).

10.6     Lance, Inc. 1997 Incentive Equity Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 0-398).

10.7     Lance, Inc. 2003 Key Employee Stock Plan, as amended, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 0-398).

10.8     Lance, Inc. 2003 Director Stock Plan, incorporated herein by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8 filed on May 2, 2003 (File No. 333-104961).

10.9     Lance, Inc. 2007 Key Employee Incentive Plan, as amended effective May 4, 2010, incorporated herein by reference to Annex A of the Registrant’s Proxy Statement filed on February 26, 2010 (File No. 0-398).

10.10     Lance, Inc. 2008 Director Stock Plan, incorporated herein by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 filed on May 15, 2008 (File No. 333-150931).

10.11    Snyder’s of Hanover, Inc. Non-Qualified Stock Option Plan, as amended and restated effective January 2, 2005, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No.1 on Form S-8 to Form S-4 filed on December 8, 2010 (File No. 0-398).

10.12     Amendment No. 1 to the Snyder’s of Hanover, Inc. Non-Qualified Stock Option Plan, effective as of December 6, 2010, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Post-Effective Amendment No.1 on Form S-8 to Form S-4 filed on December 8, 2010 (File No. 0-398).

10.13*     Lance, Inc. Compensation Deferral and Benefit Restoration Plan, as amended, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-398).

10.14*     Lance, Inc. 2010 Annual Performance Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2010 (File No. 0-398).

10.15*     Lance, Inc. 2010 Three-Year Performance Incentive Plan for Officers and Key Managers, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2010 (File No. 0-398).

10.16*     Snyder’s-Lance, Inc. 2011 Annual Performance Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2011 (File No. 0-398).

10.17*     Snyder’s-Lance, Inc. 2011 Three-Year Performance Incentive Plan for Officers and Key Managers, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2011 (File No. 0-398).

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

10.26*     Retention and Amendment Agreement, effective as of February 21, 2011, between the Registrant and Rick D. Puckett, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2011 (File No. 0-398).

10.27*     Severance, Release and Amendment to Compensation Benefits Assurance Agreement, dated as of August 19, 2011, between the Registrant and Blake W. Thompson, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2011 (File No. 0-398).

10.28*     Form of Executive Severance Agreement between the Registrant and each of Rick D. Puckett, Blake W. Thompson and Margaret E. Wicklund, incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (File No. 0-398).

10.29*     Form of Executive Severance Agreement between the Registrant and each of Carl E. Lee, Jr. and Kevin P. Henry, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2011 (File No. 0-398).

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

10.33     Credit Agreement, dated as of December 7, 2010, among the Registrant, each of the lenders named therein, Bank of America, National Association, as administrative agent and issuing lender, and JP Morgan Chase Bank, N.A. and Manufacturers and Traders Trust Company, as co-syndication agents, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 13, 2010 (File No. 0-398).

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

101     The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) Notes to the consolidated financial statements.

* Management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNYDER’S-LANCE, INC.

Dated: February 27, 2012	By:	/s/ David V. Singer
David V. Singer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ David V. Singer	Chief Executive Officer (Principal	February 27, 2012
David V. Singer	Executive Officer) and Director

/s/ Rick D. Puckett	Executive Vice President, Chief	February 27, 2012
Rick D. Puckett	Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Margaret E. Wicklund	Vice President, Corporate Controller	February 27, 2012
Margaret E. Wicklund	and Assistant Secretary (Principal
Accounting Officer)

/s/ Michael A. Warehime	Chairman of the Board of Directors	February 27, 2012
Michael A. Warehime

/s/ W. J. Prezzano	Lead Independent Director	February 27, 2012
W. J. Prezzano

/s/ Jeffrey A. Atkins	Director	February 27, 2012
Jeffrey A. Atkins

/s/ Peter P. Brubaker	Director	February 27, 2012
Peter P. Brubaker

/s/ C. Peter Carlucci, Jr.	Director	February 27, 2012
C. Peter Carlucci, Jr.

/s/ John E. Denton	Director	February 27, 2012
John E. Denton

/s/ James W. Johnston	Director	February 27, 2012
James W. Johnston

/s/ Carl E. Lee, Jr.	President and Chief Operating Officer	February 27, 2012
Carl E. Lee, Jr.	and Director

/s/ Dan C. Swander	Director	February 27, 2012
Dan C. Swander

/s/ Isaiah Tidwell	Director	February 27, 2012
Isaiah Tidwell

/s/ Patricia A. Warehime	Director	February 27, 2012
Patricia A. Warehime