Form 10-Q
period 2012-03-31
SNYDER'S-LANCE, INC.
filed 2012-05-08
CIK 57528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended March 31, 2012

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

Yes ☐         No ☑

The number of shares outstanding of the registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock as of April 27, 2012, was 68,104,723 shares.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our estimates, expectations, beliefs, intentions, or strategies for the future, and the assumptions underlying such statements. We use the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify our forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Factors that could cause these differences include, but are not limited to, the risks and uncertainties set forth in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011, and those described from time to time in our other reports filed with the Securities and Exchange Commission.

Caution should be taken not to place undue reliance on our forward-looking statements, which reflect our management’s expectations only as of the time such statements are made. Except as required by law, we undertake no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

For the Quarters Ended March 31, 2012 and April 2, 2011

(in thousands, except per share data)

	0000000000	0000000000
	Quarter Ended
	March 31, 2012	April 2, 2011

Net revenue	$392,843	$388,471
Cost of sales	265,460	247,299

Gross margin	127,383	141,172

Selling, general and administrative	110,703	120,905
Gain on sale of route businesses, net	(9,287)	(89)
Other (income)/expense, net	(89)	128

Income before interest and income taxes	26,056	20,228

Interest expense, net	2,263	2,660

Income before income taxes	23,793	17,568

Income tax expense	9,469	6,525

Net income	14,324	11,043
Net income attributable to noncontrolling interests	111	194

Net income attributable to Snyder’s-Lance, Inc.	$14,213	$10,849

Basic earnings per share	$0.21	$0.16
Weighted average shares outstanding – basic	67,912	66,732

Diluted earnings per share	$0.21	$0.16
Weighted average shares outstanding – diluted	69,053	68,060

Cash dividends declared per share	$0.16	$0.16

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

For the Quarters Ended March 31, 2012 and April 2, 2011

(in thousands)

	0000000000	0000000000
	Quarter Ended
	March 31, 2012	April 2, 2011

Net income	$14,324	$11,043
Net unrealized gains on derivative instruments, net of tax of $55 and $238, respectively	134	366
Foreign currency translation adjustment	1,589	2,389

Total comprehensive income	16,047	13,798
Comprehensive income attributable to noncontrolling interests, net of tax of $30 and $60, respectively	(111)	(194)

Total comprehensive income attributable to Snyder’s-Lance, Inc.	$15,936	$13,604

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

As of March 31, 2012 (Unaudited) and December 31, 2011

(in thousands, except share data)

	00000000000	00000000000
	March 31, 2012	December 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$22,149	$20,841
Accounts receivable, net of allowances of $1,881 and $1,884, respectively	147,871	143,238
Inventories	102,193	106,261
Income tax receivable	-	18,119
Deferred income taxes	18,046	21,042
Assets held for sale	71,678	57,822
Prepaid expenses and other current assets	22,506	20,705

Total current assets	384,443	388,028

Noncurrent assets:
Fixed assets, net of accumulated depreciation of $324,529 and $328,648, respectively	306,725	313,043
Goodwill	366,199	367,853
Other intangible assets, net	371,884	376,062
Other noncurrent assets	20,293	21,804

Total assets	$1,449,544	$1,466,790

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$49,939	$52,930
Accrued compensation	25,544	29,248
Income tax payable	2,435	-
Other payables and accrued liabilities	56,291	68,712
Current portion of long-term debt	4,430	4,256

Total current liabilities	138,639	155,146

Noncurrent liabilities:
Long-term debt	247,256	253,939
Deferred income taxes	193,139	196,244
Other noncurrent liabilities	23,777	22,870

Total liabilities	602,811	628,199

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, 68,074,130 and 67,820,798 shares outstanding, respectively	56,726	56,515
Preferred stock, no shares outstanding	-	-
Additional paid-in capital	733,096	730,338
Retained earnings	38,878	35,539
Accumulated other comprehensive income	15,442	13,719

Total Snyder’s-Lance, Inc. stockholders’ equity	844,142	836,111
Noncontrolling interests	2,591	2,480

Total stockholders’ equity	846,733	838,591

Total liabilities and stockholders’ equity	$1,449,544	$1,466,790

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Quarters Ended March 31, 2012 and April 2, 2011

(in thousands)

	00000000000	00000000000
	Quarter Ended
	March 31, 2012	April 2, 2011
Operating activities
Net income	$14,324	$11,043
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	12,867	14,061
Stock-based compensation expense	1,008	338
(Gain)/Loss on sale of fixed assets	(259)	41
Gain on sale of route businesses, net	(9,287)	(89)
Changes in operating assets and liabilities	1,928	(12,982)

Net cash provided by operating activities	20,581	12,412

Investing activities
Purchases of fixed assets	(13,782)	(17,471)
Purchases of route businesses	(21,712)	(622)
Proceeds from sale of fixed assets	2,852	521
Proceeds from sale of route businesses	28,929	676
Proceeds from sale of investments	-	960

Net cash used in investing activities	(3,713)	(15,936)

Financing activities
Dividends paid to stockholders	(10,873)	(10,584)
Dividends paid to noncontrolling interests	-	(182)
Issuances of common stock	2,282	1,935
Repurchases of common stock	(322)	-
Repayments of long-term debt	(610)	-
Net repayments of existing credit facilities	(5,899)	(9,243)

Net cash used in financing activities	(15,422)	(18,074)

Effect of exchange rate changes on cash	(138)	83

Increase/(Decrease) in cash and cash equivalents	1,308	(21,515)
Cash and cash equivalents at beginning of period	20,841	27,877

Cash and cash equivalents at end of period	$22,149	$6,362

Supplemental information:
Cash (received)/paid for income taxes, net of refunds of $12,283 and $2, respectively	$(11,650)	$449
Cash paid for interest	$1,231	$1,478

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of Snyder’s-Lance, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in our Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2012. In our opinion, these Condensed Consolidated Financial Statements reflect all adjustments, consisting of only normal, recurring accruals, necessary to present fairly our Condensed Consolidated Financial Statements for the interim periods presented herein. The consolidated results of operations for the quarter ended March 31, 2012, are not necessarily indicative of the results to be expected for the full year.

The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. We routinely evaluate our estimates, including those related to customer returns and promotions, allowances for doubtful accounts, inventory valuations, useful lives of fixed assets and related impairment, long-term investments, hedge transactions, postemployment benefits including severance, intangible asset valuations and impairments, incentive compensation, income taxes, self-insurance, contingencies and litigation. Actual results may differ from these estimates.

Prior year amounts shown in the accompanying Condensed Consolidated Financial Statements have been reclassified for consistent presentation.

2.	NEW ACCOUNTING STANDARDS

In June 2011, the FASB issued an Accounting Standards Update (“ASU”) regarding the presentation of comprehensive income. The new standard requires comprehensive income to be reported either as a single statement or in two consecutive statements reporting net income and other comprehensive income. In addition, the standard eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. The ASU requires retrospective application and became effective for us in the first quarter of 2012. We adopted this standard in 2011 and have included the Condensed Consolidated Statements of Comprehensive Income in our Condensed Consolidated Financial Statements.

3.	MERGER AND INTEGRATION ACTIVITIES

On December 6, 2010, Lance, Inc. and Snyder’s of Hanover, Inc. completed a merger (“Merger”) to create Snyder’s-Lance, Inc. The primary focus of our integration activities has been on the continued execution of our plan to convert the vast majority of company-owned routes to an independent business owner (“IBO”) distribution structure. The conversion is expected to be substantially completed by the middle of 2012.

During the quarters ended March 31, 2012, and April 2, 2011, we incurred $1.5 million and $1.6 million, respectively, in severance costs and professional fees related to Merger and integration activities, which are included in selling, general and administrative expenses on the Condensed Consolidated Statements of Income. In addition, for the quarter ended March 31, 2012, we recorded a net gain of $9.3 million from the sale of route businesses associated with the conversion to an IBO distribution structure.

The closure of the Corsicana, Texas manufacturing facility was completed during the quarter ended March 31, 2012. Upon closure of the facility, many assets were relocated to other manufacturing locations. Expenses incurred as part of the relocation process were $1.4 million in the first quarter of 2012 and were included in cost of sales in the Condensed Consolidated Statements of Income. No adjustments were made in the first quarter of 2012 to the $2.3 million Corsicana impairment charges taken in the fourth quarter of 2011.

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

For the quarter ended March 31, 2012, no shares were excluded from the calculation of diluted earnings per share because their effects were antidilutive. Approximately 200,000 shares were excluded from the calculation of diluted earnings per share for the quarter ended April 2, 2011, because their effects were antidilutive.

5.	EQUITY-BASED INCENTIVES

Compensation expense related to equity-based incentive plans of $1.0 million and $0.3 million was recognized for the quarters ended March 31, 2012, and April 2, 2011, respectively. During the quarter ended March 31, 2012, we issued 533,994 non-qualified stock options at $22.41 per share and 123,867 restricted shares to employees. During the quarter ended April 2, 2011, we issued 1,020,765 non-qualified stock options at $17.32 per share and 152,748 restricted shares to employees.

During the quarter ended March 31, 2012, we repurchased 14,336 shares of common stock from employees to cover withholding taxes payable by employees upon the vesting of restricted stock. There were no share repurchases during the quarter ended April 2, 2011.

6.	INVENTORIES

Inventories as of March 31, 2012, and December 31, 2011, consisted of the following:

	0000000000000	0000000000000
(in thousands)	March 31, 2012	December 31, 2011

Finished goods	$58,268	$60,488
Raw materials	17,985	19,968
Maintenance parts and supplies	25,940	25,805

Total inventories	$102,193	$106,261

7.	INVESTMENTS

We own a non-controlling equity interest in Late July Snacks LLC (“Late July”), an organic snack food company. Equity earnings, which are not material, are included in other income/(expense), net. We also manufacture products for Late July. Contract manufacturing revenue from Late July was approximately $1.3 million and $1.1 million during the first quarter of 2012 and 2011, respectively. As of March 31, 2012, and December 31, 2011, accounts receivable due from Late July totaled $0.6 million and $0.4 million, respectively. During the first quarter of 2011, we purchased manufacturing equipment from Late July for $2.0 million.

As of March 31, 2012, and December 31, 2011, we had $6.4 million and $7.0 million, respectively, in long-term investments consisting of limited partnerships and real estate investment trusts. During the first quarter of 2011, one of these investments was sold for approximately $1.0 million resulting in an immaterial loss. No investments were sold in the first quarter of 2012. Since our ownership interests are less than 5%, these investments are recorded at cost and adjusted for impairments considered other than temporary. Distributions received are recorded as either a return of capital or as investment income if in the form of a dividend.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the quarter ended March 31, 2012, are as follows:

0000000000000
(in thousands)	Carrying Amount

Balance as of December 31, 2011	$367,853
Goodwill acquired in the purchase of route businesses	5,786
Goodwill attributable to the sale of route businesses	(7,690)
Change in goodwill allocated to assets held for sale	(697)
Change in foreign currency exchange rate	947

Balance as of March 31, 2012	$366,199

As of March 31, 2012 and December 31, 2011, other intangible assets consisted of the following:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

As of March 31, 2012:

Customer and contractual relationships – amortized	$69,468	$(6,358)	$63,110
Reacquired rights – amortized	3,100	(253)	2,847
Routes – unamortized	11,666	-	11,666
Trademarks – unamortized	294,787	(526)	294,261

Balance as of March 31, 2012	$379,021	$(7,137)	$371,884

As of December 31, 2011:

Customer and contractual relationships – amortized	$69,468	$(5,252)	$64,216
Reacquired rights – amortized	3,100	(156)	2,944
Routes – unamortized	14,641	-	14,641
Trademarks – unamortized	294,787	(526)	294,261

Balance as of December 31, 2011	$381,996	$(5,934)	$376,062

The intangible assets related to customer and contractual relationships are being amortized over a weighted average useful life of 17.6 years and will be amortized through November 2029. Reacquired rights are being amortized over 8 years. Amortization expense related to intangibles was $1.2 million and $0.9 million for the quarters ended March 31, 2012, and April 2, 2011, respectively. We estimate that annual amortization expense for these intangible assets will be approximately $4.8 million per year for 2012, 2013 and 2014, $4.7 million for 2015, and $4.6 million for 2016.

Routes and trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. Although not amortized, they are reviewed for impairment as conditions change or at least on an annual basis.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the quarter ended March 31, 2012, changes in the carrying value of routes are as follows:

0000000000000
(in thousands)	Carrying Amount

Balance of routes as of December 31, 2011	$14,641
Purchases of routes, exclusive of goodwill acquired	15,926
Sales of routes	(11,952)
Change in routes allocated to assets held for sale	(6,949)

Balance of routes as of March 31, 2012	$11,666

Routes and associated goodwill allocated to assets held for sale represent assets available for sale in their present condition and for which actions to complete a sale have been initiated. As of March 31, 2012, $44.7 million of route intangibles and $17.5 million of goodwill are included in assets held for sale on the Condensed Consolidated Balance Sheets. As of December 31, 2011, $37.8 million of route intangibles and $16.8 million of goodwill were included in assets held for sale.

9.	INCOME TAXES

We have recorded gross unrecognized tax benefits as of March 31, 2012 totaling $6.1 million and related interest and penalties of $2.4 million in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. Of this amount, $6.9 million would affect the effective tax rate if subsequently recognized. As of December 31, 2011, we recorded gross unrecognized tax benefits totaling $6.1 million and related interest and penalties of $2.3 million in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. The increase is related to the accrual of interest and penalties on existing positions. We expect that statutes of limitation will likely expire in the next twelve months and may result in a $1.2 million decrease in the unrecognized tax benefit amount. We classify interest and penalties associated with income tax positions within income tax expense.

The effective income tax rate increased from 37.1% for the first quarter of 2011 to 39.8% for the first quarter of 2012. The increase in the effective income tax rate was due to higher non-tax deductible expenses, primarily related to the goodwill associated with the sale of route businesses.

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

We measure our derivative instruments at fair value using Level 2 inputs. There were no changes among the levels during the first quarter of 2012.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The carrying amount of cash and cash equivalents, receivables and accounts payable approximates fair value due to their short-term nature. The fair value of outstanding debt, including current maturities, was approximately $260 million and $269 million at March 31, 2012, and December 31, 2011, respectively. These Level 2 fair value estimates were based on values of similar debt with the same maturities, debt rating, and interest rates.

11.	DERIVATIVE INSTRUMENTS

We are exposed to certain risks relating to our ongoing business operations. We use derivative instruments to manage interest rate and foreign exchange rate risks.

The fair value of the derivative instrument asset/(liability) in the Condensed Consolidated Balance Sheets using Level 2 inputs is as follows:

	0000000000000	0000000000000
(in thousands)	March 31, 2012	December 31, 2011

Interest rate swaps (included in Other noncurrent liabilities)	$(1,322)	$(1,309)
Foreign currency forwards (included in Prepaid expenses and other current assets)	375	126

Total fair value of derivative instruments	$(947)	$(1,183)

Interest Rate Swaps

Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and the U.S. base rate. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable-rate debt. The notional amount of the interest rate swaps designated as hedging instruments as of March 31, 2012 and December 31, 2011 was $55.8 million and $56.3 million, respectively.

Foreign Currency Forwards

We have exposure to foreign exchange rate fluctuations through the operations of our Canadian subsidiary. A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of its costs, such as raw materials and direct labor, are denominated in Canadian dollars. We have entered into a series of derivative forward contracts to mitigate a portion of this foreign exchange rate exposure. These contracts have maturities through December 2012. The notional amount for foreign currency forwards decreased to $12.6 million at March 31, 2012, from $18.1 million at December 31, 2011, due to contracts that matured in 2012.

The pre-tax income/(expense) effect of derivative instruments on the Condensed Consolidated Statements of Income is as follows:

	0000000000000	0000000000000
	Quarter Ended
(in thousands)	March 31, 2012	April 2, 2011

Interest rate swaps (included in Interest expense, net)	$(191)	$(702)
Foreign currency forwards (included in Net revenue)	126	198
Foreign currency forwards (included in Other income/(expense), net)	2	(14)

Total net pre-tax expense from derivative instruments	$(63)	$(518)

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The change in unrealized pre-tax losses included in other comprehensive income due to fluctuations in interest rates and foreign exchange rates were as follows:

	0000000000000	0000000000000
	Gain/(Loss) for the Quarter Ended
(in thousands)	March 31, 2012	April 2, 2011

Interest rate swaps	$(60)	$679
Foreign currency forwards	249	(75)

Total change in unrealized pre-tax losses from derivative instruments (effective portion)	$189	$604

The counterparty credit risk associated with our derivative instruments in an asset position is considered to be low because we limit our exposure to creditworthy counterparties.

12.	COMMITMENTS AND CONTINGENCIES

Contractual Obligations

In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections, and expected usage levels. Purchase commitments for certain ingredients, packaging materials and energy increased from $184.7 million as of December 31, 2011, to $198.9 million as of March 31, 2012. We currently contract from approximately three to twelve months in advance for all major ingredients and packaging.

Customer Concentration

Sales to our largest customer, Wal-Mart Stores, Inc., were approximately 17% and 18% for the quarters ended March 31, 2012 and April 2, 2011, respectively. In addition, third-party distributors, which account for approximately 12% of sales, purchase and resell our products to customers including Wal-Mart Stores, Inc. thereby increasing our sales attributable to Wal-Mart Stores, Inc. by an amount we are unable to reasonably estimate. Accounts receivable at March 31, 2012 and December 31, 2011, included receivables from Wal-Mart Stores, Inc. totaling $25.2 million and $24.8 million, respectively.

Guarantees

We currently guarantee loans made to IBOs by third party financial institutions for the purchase of distribution routes and trucks. The outstanding aggregate balance on these loans was approximately $65.6 million as of March 31, 2012. The annual maximum amount of future payments we could be required to make under the guarantee equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the routes and trucks for which the loans are made. Accordingly, we have the ability to recover substantially all of the outstanding loan value.

Legal Matters

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

In addition, we are currently subject to various lawsuits and environmental matters arising in the normal course of business. In our opinion, such claims should not have a material effect upon our Condensed Consolidated Financial Statements taken as a whole.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

13.	RELATED PARTY TRANSACTIONS

We own 51% of Patriot Snacks Real Estate, LLC (“Patriot”) and consolidate its balance sheet and operating results into our Condensed Consolidated Financial Statements. The remaining 49% is owned by an employee.

We own 80% of Michaud Distributors, which distributes our products in the northeastern United States. The remaining 20% is owned by two employees. As of March 31, 2012, we have notes receivable from stockholders and employees of Michaud Distributors of $0.3 million. The notes are unsecured, due upon demand, and bear interest at the best rate available to Michaud Distributors by its primary commercial lenders.

ARWCO Corporation, MAW Associates, LP and Warehime Enterprises, Inc. are significantly owned or controlled by the Chairman of the Board of Snyder’s-Lance, Inc. or direct family members. Among other unrelated business activities, these entities provide financing to IBOs for the purchase of trucks and routes. We have entered into loan service agreements with these related parties that allow us to repurchase certain distribution assets in the event an IBO defaults on a loan with the related party. We have the right to repurchase the assets 30 days after default at the value as defined in the loan service agreement which should approximate fair market value. As of March 31, 2012, there were outstanding loans made to IBOs by the related parties for the purchase of distribution routes and trucks with an aggregate principal balance of approximately $31.1 million. Our Chairman of the Board also serves as an officer and/or director of these entities. Transactions with these related parties are primarily related to the collection and remittance of loan payments on notes receivable held by the affiliates. We are reimbursed for certain overhead and administrative services associated with the services provided to these related parties. The receivables from, payables to, and administrative fees from these entities are not significant.

One of our directors, C. Peter Carlucci, Jr., is a member of Eckert Seamans Cherin & Mellott, LLC (“Eckert”), which serves as one of our outside legal firms. There were $0.1 million in payments made to Eckert during the first quarter of 2012.

14.	ACCUMULATED OTHER COMPREHENSIVE INCOME AND NONCONTROLLING INTERESTS

Accumulated other comprehensive income presented in the Condensed Consolidated Balance Sheets as of March 31, 2012, and December 31, 2011 consists of the following:

	0000000000	0000000000
(in thousands)	March 31, 2012	December 31, 2011

Foreign currency translation adjustment	$15,778	$14,189
Net unrealized loss on derivative instruments, net of tax	(336)	(470)

Accumulated other comprehensive income	$15,442	$13,719

Noncontrolling Interests

For the quarter ended March 31, 2012, our noncontrolling interests are associated with our 51% ownership of Patriot and 80% ownership of Michaud Distributors. For the quarter ended April 2, 2011, our noncontrolling interests consisted of our 51% ownership of Patriot, 80% ownership of Michaud Distributors, and 80% ownership of Melisi Snacks, Inc. During the second and third quarters of 2011, we acquired the remaining ownership interest in Melisi Snacks, Inc. (20%) increasing our total ownership to 100%.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an assessment of our financial condition, results of operations, liquidity and capital resources and should be read in conjunction with the accompanying consolidated financial statements, and notes to the financial statements. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011, and those described from time to time in our other reports filed with the Securities and Exchange Commission.

Management’s discussion and analysis of our financial condition and results of operations are based on the Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The consolidated results of operations for the quarter ended March 31, 2012, are not necessarily indicative of the results to be expected for the full year. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. We routinely evaluate our estimates, including those related to customer returns and promotions, allowances for doubtful accounts, inventory valuations, useful lives of fixed assets and related impairment, long-term investments, hedge transactions, postemployment benefits including severance, intangible asset valuations and impairments, incentive compensation, income taxes, self-insurance, contingencies and litigation. Actual results may differ from these estimates.

Overview

During the first quarter of 2012, we continued to focus on our plan of converting routes, increasing the distribution of our products and lowering our operating costs. The conversion of the vast majority of company-owned routes to an independent business owner (“IBO”) distribution structure is expected to be substantially completed by the middle of 2012. The conversion and other significant first quarter activity affected our results as follows:

•

Net Revenue – Total revenue increased compared to the first quarter of 2011 despite lower revenue per unit sold as we continue to shift from a company-owned to an IBO distribution structure. We expect revenue per unit sold to continue to decline throughout the second quarter as we complete the conversion. However, we expect to largely offset this decline in revenue through increased product distribution and new product introductions.

•

Gross margin – Lower revenue per unit sold as a result of the conversion is driving lower gross margin as a percentage of net revenue. This trend is expected to continue throughout the year. Also, the first quarter of 2012 continued to be negatively affected by higher commodity costs compared to the first quarter of 2011. We expect that commodity costs throughout 2012 will continue to be higher than the prior year but we also expect that selling price increases will mitigate a substantial portion of higher commodity costs. Additionally, $1.4 million in expenses were recorded in cost of sales in the first quarter of 2012 due to the relocation of assets from the Corsicana, Texas facility to other manufacturing locations.

•

Selling, general and administrative expenses – As we complete the conversion to an IBO distribution structure, we believe our distribution-related expenses will decline more than the decline in gross margin dollars. Declines in selling, general and administrative expenses were realized during the first quarter of 2012, but we expect additional efficiencies throughout 2012 as we complete the IBO conversion.

•

Gains on the sale of route businesses – We recorded net gains of $9.3 million from the sale of route businesses to IBOs during the first quarter of 2012. As of March 31, 2012, we have completed the sale of more than half of the routes associated with the IBO conversion.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended March 31, 2012 Compared to Quarter Ended April 2, 2011

	Quarter Ended				Favorable/ (Unfavorable)
(in thousands)	March 31, 2012		April 2, 2011		Variance

Net revenue	$392,843	100.0%	$388,471	100.0%	$4,372	1.1%
Cost of sales	265,460	67.6%	247,299	63.7%	(18,161)	-7.3%

Gross margin	127,383	32.4%	141,172	36.3%	(13,789)	-9.8%
Selling, general and administrative	110,703	28.2%	120,905	31.1%	10,202	8.4%
Gain on sale of route businesses, net	(9,287)	-2.4%	(89)	0.0%	9,198	nm
Other (income)/expense, net	(89)	0.0%	128	0.0%	217	169.5%

Income before interest and taxes	26,056	6.6%	20,228	5.2%	5,828	28.8%
Interest expense, net	2,263	0.6%	2,660	0.7%	397	14.9%
Income tax expense	9,469	2.4%	6,525	1.7%	(2,944)	-45.1%

Net income	$14,324	3.6%	$11,043	2.8%	$3,281	29.7%

nm = not meaningful.

Net Revenue

Net revenue increased $4.4 million compared to the first quarter of 2011. Net revenue declines attributable to the IBO conversion of approximately 3% were more than offset by increases in both volume and pricing. Volume growth was primarily due to increased distribution from our IBO distribution structure, and was led by significant growth from each of our core brands (Snyder’s of Hanover pretzels, Lance sandwich crackers, and Cape Cod kettle chips). Selling price increases were implemented beginning in the second quarter of 2011 and continued into the first quarter of 2012 to mitigate the effect of higher commodity costs.

Revenue by product category was as follows (in millions):

	00000000000	00000000000
	Quarter Ended
	March 31, 2012	April 2, 2011

Branded Products	$230.4	$228.5
Non-Branded Products	162.4	160.0

Net Revenue	$392.8	$388.5

Gross Margin

Gross margin decreased $13.8 million, or 3.9% as a percentage of net revenue, during the first quarter of 2012 compared to the same quarter last year. The decrease in gross margin was primarily driven by the reduction in selling prices as a result of the conversion to an IBO distribution structure. In addition, selling price increases, excluding the impact of the IBO conversion, offset higher commodity costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $10.2 million, or 2.9% as a percentage of net revenue, during the first quarter of 2012 compared to the first quarter of 2011. The decrease was primarily driven by reduced infrastructure costs and lower compensation and benefit expenses due to the conversion to an IBO distribution structure and synergies recognized as a result of our Merger integration activities in 2011 and 2012. During the first quarter of 2012, we recognized $1.5 million of severance and professional fee charges associated with Merger integration activities which were comparable to $1.6 million in the first quarter of 2011. We expect selling, general and administrative costs to continue to decrease as a percentage of net revenue when compared to 2011 as we complete the conversion to an IBO distribution structure and realize additional synergies. In addition, we expect to have significantly less severance and professional fee expenses associated with the Merger integration throughout the remainder of 2012 as compared to 2011.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gain on Sale of Route Businesses, Net

During the first quarter of 2012, we recognized gains of $9.3 million from the sale of route businesses associated with the IBO conversion. As we continue to convert the company-owned routes to an IBO distribution structure, additional gains on the sale of routes are anticipated.

Interest Expense

Interest expense decreased $0.4 million during the first quarter of 2012 compared to the first quarter of 2011, primarily as a result of lower average interest rates.

Income Tax Expense

The effective income tax rate increased from 37.1% for the first quarter of 2011 to 39.8% for the first quarter of 2012. The increase in the effective income tax rate was due to higher non-tax deductible expenses, primarily related to the goodwill associated with the sale of route businesses.

Liquidity and Capital Resources

Liquidity

Liquidity represents our ability to generate sufficient cash flows from operating activities to meet our obligations as well as our ability to obtain appropriate financing. Therefore, liquidity should not be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives. Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures for fixed assets, purchases of route businesses, acquisitions, and dividends. We believe we have sufficient liquidity available to enable us to meet these demands.

We have a universal shelf registration statement that, subject to our ability to consummate a transaction on acceptable terms, provides the flexibility to sell up to $250 million of debt or equity securities, which is effective through February 27, 2015.

Operating Cash Flows

Net cash provided by operating activities was $20.6 million during the first quarter of 2012 and $12.4 million during the first quarter of 2011. Cash provided by changes in operating assets and liabilities was $1.9 million during the first quarter of 2012, an increase from cash used by changes in operating assets and liabilities of $13.0 million in the first quarter of 2011. During the first quarter of 2012, the use of cash from increases in accounts receivable and decreases in accounts payable and other payables and accrued liabilities was more than offset by the $18.1 million in cash provided by the reduction in the income tax receivable.

Investing Cash Flows

Net cash used in investing activities was $3.7 million and $15.9 million for the first quarters of 2012 and 2011, respectively. Capital expenditures for fixed assets, principally manufacturing equipment, totaled $13.8 million during the first quarter of 2012, partially offset by proceeds from the sale of fixed assets of $2.9 million. Capital expenditures for 2012 are projected to be between $80 and $85 million. Expenditures for the purchase of route businesses were $21.7 million in the first quarter of 2012, and were more than offset by proceeds from the sale of route businesses of $28.9 million. The majority of route purchases required for the IBO conversion were completed as of the end of the first quarter of 2012. We anticipate total proceeds, net of purchases, of $50 million to $60 million in 2012 once the IBO conversion is completed and all funds are collected.

Net cash used in investing activities during the first quarter of 2011 represented capital expenditures of $17.5 million, partially offset by proceeds from the sale of fixed assets of $0.5 million. Capital expenditures for purchases of fixed assets were $57.7 million for the year ended December 31, 2011.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financing Cash Flows

Net cash used in financing activities was $15.4 million for the first quarter of 2012 compared with $18.1 million in the first quarter of 2011. Dividends of $0.16 per common share totaling $10.9 million and $10.6 million were paid in the first quarters of 2012 and 2011, respectively, with the slight increase in 2012 due to the change in number of shares outstanding. We received cash and related tax benefits of $2.3 million and $1.9 million during the first quarters of 2012 and 2011, respectively, as a result of stock option exercises. Net repayments of long-term debt and credit facilities totaling $6.5 million and $9.2 million for the first quarters of 2012 and 2011, respectively, were primarily funded by cash on hand and cash provided by operating activities.

On May 3, 2012, the Board of Directors declared a quarterly cash dividend of $0.16 per share, payable on May 31, 2012, to stockholders of record on May 23, 2012.

Debt

Additional borrowings available under our existing credit facility totaled $126.0 million as of March 31, 2012. We have complied with all financial covenants contained in the credit agreement. We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $17.4 million as of March 31, 2012.

Contractual Obligations

In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections, and expected usage levels. Purchase commitments for certain ingredients, packaging materials and energy increased from $184.7 million as of December 31, 2011, to $198.9 million as of March 31, 2012. We currently contract from approximately three to twelve months in advance for all major ingredients and packaging.

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

Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and the U.S. base rate. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable-rate debt. While these interest rate swap agreements fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $0.2 million lower without these agreements during the first quarter of 2012.

We are exposed to foreign exchange rate fluctuations through the operations of our Canadian subsidiary. A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of the operations’ costs, such as raw materials and direct labor, are denominated in Canadian dollars. We have entered into a series of derivative forward contracts to mitigate a portion of this foreign exchange rate exposure. These contracts have maturities through December 2012. The effect of foreign exchange rate fluctuations, net of the effect of derivative forward contracts, was unfavorable by $0.1 million for the first quarter of 2012 compared to the first quarter of 2011.

We do not have or use market risk sensitive instruments for trading or speculative purposes. See Note 11 to our Condensed Consolidated Financial Statements for additional information about our derivative instruments.

We are exposed to credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. For the first quarter of 2012 and 2011, net bad debt expense was $0.3 million and $0.4 million, respectively. Allowances for doubtful accounts were $1.9 million at both March 31, 2012 and December 31, 2011.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about these market risks are included under “Market Risks” in Item  2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which factors could materially affect our business, financial condition or future results. There have been no material changes to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our revolving credit agreement restricts our payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $200 million. As of March 31, 2012, our consolidated stockholders’ equity was $846.7 million. We were in compliance with these covenants at March 31, 2012. The private placement agreement for $100 million of senior notes assumed as part of the Merger has provisions no more restrictive than the revolving credit agreement.

The following table presents information with respect to purchases of common stock of the Company made during the quarter ended March 31, 2012, by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchase as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2012 — January 31, 2012	-	-	-	-
February 1, 2012 — February 29, 2012	14,336	$22.41	-	185,664
March 1, 2012 — March 31, 2012	-	-	-	-

Total	14,336	$22.41	-	185,664

(1)

In November 2011, the Board of Directors authorized the repurchase of up to 200,000 shares of common stock from employees. The purpose of the repurchase program is to permit the Company to acquire shares of common stock from employees to cover withholding taxes payable by employees upon the vesting of shares of restricted stock. The repurchase program expires in February 2014. All of the shares reflected in the table were repurchased by the Company in accordance with the repurchase program.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Index

No.	Description

3.1	Restated Articles of Incorporation of Snyder’s-Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998 (File No. 0-398).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of Snyder’s-Lance, Inc., incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2010 (File No. 0-398).

3.3	Bylaws of Snyder’s-Lance, Inc., as amended through December 6, 2010, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 6, 2010 (File No. 0-398).

10.1*	Amended and restated Snyder’s-Lance, Inc. Compensation Deferral Plan, dated as of January 1, 2012, filed herewith.

10.2*	Amended and restated Snyder’s of Hanover Executive Deferred Compensation Plan, dated as of October 1, 2005, filed herewith.

10.3*	Snyder’s-Lance, Inc. Long-Term Performance Incentive Plan for Officers and Key Managers, dated as of February 8, 2012, filed herewith.

10.4*	Snyder’s-Lance, Inc. Annual Performance Incentive Plan for Officers, dated as of February 8, 2012, filed herewith.

10.5*	President Relocation Benefits Letter, dated April 9, 2012, between the Registrant and Carl E. Lee, Jr., filed herewith.

10.6*	Chairman of the Board Compensation Letter, dated February 9, 2012, between the Registrant and Michael A. Warehime, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

32	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

*	Management contract.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SNYDER’S-LANCE, INC.

By:	/s/ Rick D. Puckett
Rick D. Puckett
Executive Vice President, Chief Financial Officer
and Treasurer

Dated: May 8, 2012