Form 10-Q
period 2012-06-30
SNYDER'S-LANCE, INC.
filed 2012-08-07
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarter ended June 30, 2012
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
Yes ☐         No ☑
The number of shares outstanding of the registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock as of July 26, 2012, was 68,568,265 shares.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
For the Quarters and Six Months Ended June 30, 2012 and July 2, 2011
(in thousands, except per share data)

	Quarter Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net revenue	$399,400	$412,541	$792,243	$801,011
Cost of sales	267,482	268,904	532,942	516,202
Gross margin	131,918	143,637	259,301	284,809

Selling, general and administrative	107,649	137,134	218,352	258,040
Gain on sale of route businesses, net	(10,882)	(237)	(20,169)	(326)
Other (income)/expense, net	(445)	10,382	(534)	10,510
Income/(loss) before interest and income taxes	35,596	(3,642)	61,652	16,585

Interest expense, net	2,303	2,367	4,566	5,026
Income/(loss) before income taxes	33,293	(6,009)	57,086	11,559

Income tax expense/(benefit)	13,828	(2,303)	23,296	4,222
Net income/(loss)	19,465	(3,706)	33,790	7,337
Net income attributable to noncontrolling interests	140	142	251	336
Net income/(loss) attributable to Snyder’s-Lance, Inc.	$19,325	$(3,848)	$33,539	$7,001

Basic earnings per share	$0.28	$(0.06)	$0.49	$0.10
Weighted average shares outstanding – basic	68,294	67,365	68,103	67,048

Diluted earnings per share	$0.28	$(0.06)	$0.49	$0.10
Weighted average shares outstanding – diluted*	69,319	67,365	69,086	68,168

Cash dividends declared per share	$0.16	$0.16	$0.32	$0.32
* Refer to Note 4 for additional information regarding the calculation of diluted shares outstanding.
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
For the Quarters and Six Months Ended June 30, 2012 and July 2, 2011
(in thousands)

	Quarter Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income/(loss)	$19,465	$(3,706)	$33,790	$7,337

Net unrealized (losses)/gains on derivative instruments, net of income tax benefit/(expense) of $235, ($73), $180 and ($311), respectively	(427)	89	(293)	455
Foreign currency translation adjustment	(1,263)	376	326	2,765
Total other comprehensive (loss)/income	(1,690)	465	33	3,220

Total comprehensive income/(loss)	17,775	(3,241)	33,823	10,557
Comprehensive income attributable to noncontrolling interests, net of income tax of $66, $94, $96 and $154, respectively	(140)	(142)	(251)	(336)
Total comprehensive income/(loss) attributable to Snyder’s-Lance, Inc.	$17,635	$(3,383)	$33,572	$10,221
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
As of June 30, 2012 and December 31, 2011
(in thousands, except share data)

ASSETS	June 30, 2012	December 31, 2011
Current assets:
Cash and cash equivalents	$25,310	$20,841
Accounts receivable, net of allowances of $1,612 and $1,884, respectively	148,557	143,238
Inventories	111,341	106,261
Income tax receivable	—	18,119
Deferred income taxes	10,748	21,042
Assets held for sale	20,088	57,822
Prepaid expenses and other current assets	19,241	20,705
Total current assets	335,285	388,028

Noncurrent assets:
Fixed assets, net of accumulated depreciation of $326,675 and $328,648, respectively	314,445	313,043
Goodwill	367,686	367,853
Other intangible assets, net	380,246	376,062
Other noncurrent assets	21,738	21,804
Total assets	$1,419,400	$1,466,790

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$4,399	$4,256
Accounts payable	56,921	52,930
Accrued compensation	23,068	29,248
Income tax payable	6,483	—
Other payables and accrued liabilities	48,139	68,712
Total current liabilities	139,010	155,146

Noncurrent liabilities:
Long-term debt	213,424	253,939
Deferred income taxes	181,889	196,244
Other noncurrent liabilities	23,522	22,870
Total liabilities	557,845	628,199

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, 68,564,532 and 67,820,798 shares outstanding, respectively	57,135	56,515
Preferred stock, no shares outstanding	—	—
Additional paid-in capital	740,909	730,338
Retained earnings	47,262	35,539
Accumulated other comprehensive income	13,752	13,719
Total Snyder’s-Lance, Inc. stockholders’ equity	859,058	836,111
Noncontrolling interests	2,497	2,480
Total stockholders’ equity	861,555	838,591
Total liabilities and stockholders’ equity	$1,419,400	$1,466,790
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2012 and July 2, 2011
(in thousands)

	Six Months Ended
	June 30, 2012	July 2, 2011
Operating activities
Net income	$33,790	$7,337
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	25,956	27,928
Stock-based compensation expense	2,266	969
(Gain)/loss on sale of fixed assets	(123)	235
Gain on sale of route businesses, net	(20,169)	(326)
Impairment of fixed assets	127	10,119
Changes in operating assets and liabilities	(11,412)	10,692
Net cash provided by operating activities	30,435	56,954

Investing activities
Purchases of fixed assets	(33,106)	(32,297)
Purchases of route businesses	(26,683)	(3,821)
Proceeds from sale of fixed assets	6,803	642
Proceeds from sale of route businesses	80,055	2,971
Proceeds from sale of investments	—	960
Net cash provided by/(used in) investing activities	27,069	(31,545)

Financing activities
Dividends paid to stockholders	(21,815)	(21,238)
Dividends paid to noncontrolling interests	(234)	(281)
Acquisition of additional interest in Melisi Snacks, Inc.	—	(1,500)
Issuances of common stock	9,260	6,335
Repurchases of common stock	(333)	—
Repayments of long-term debt	(1,127)	—
Net repayments of existing credit facilities	(38,805)	(25,583)
Net cash used in financing activities	(53,054)	(42,267)

Effect of exchange rate changes on cash	19	135

Increase/(decrease) in cash and cash equivalents	4,469	(16,723)
Cash and cash equivalents at beginning of period	20,841	27,877
Cash and cash equivalents at end of period	$25,310	$11,154

Supplemental information:
Cash paid/(received) for income taxes, net of refunds of $12,329 and $7,251, respectively	$249	$(6,176)
Cash paid for interest	$5,125	$5,701
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements of Snyder’s-Lance, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in our Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 27, 2012. In our opinion, these Condensed Consolidated Financial Statements reflect all adjustments, consisting of only normal, recurring accruals, necessary to present fairly our Condensed Consolidated Financial Statements for the interim periods presented herein. The consolidated results of operations for the quarter and six months ended June 30, 2012, are not necessarily indicative of the results to be expected for the full year.
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
On December 6, 2010, Lance, Inc. and Snyder’s of Hanover, Inc. completed a merger (“Merger”) to create Snyder’s-Lance, Inc. The primary focus of our integration activities has been on the continued execution of our plan to convert the vast majority of company-owned routes to an independent business owner (“IBO”) distribution structure. This conversion was complete by the end of the second quarter of 2012. However, the sale and associated financing of certain route businesses are still in process and are expected to close in the second half of the year.
During the quarters ended June 30, 2012, and July 2, 2011, we incurred $0.2 million and $13.2 million, respectively, in severance costs and professional fees related to Merger and integration activities, which are included in selling, general and administrative expenses on the Condensed Consolidated Statements of Income. In addition, for the quarter ended June 30, 2012, we recorded a net gain of $10.9 million from the sale of route businesses associated with the conversion to an IBO distribution structure. This compared to only $0.2 million in net gains on the sale of routes businesses in the second quarter of 2011 as the conversion to an IBO distribution structure had just begun at that time.
During the six months ended June 30, 2012, and July 2, 2011, costs incurred associated with the Merger and integration activities included severance and professional fees of $1.7 million and $14.8 million, respectively. These costs are included in selling, general and administrative expenses on the Condensed Consolidated Statements of Income. In addition, we recorded a net gain of $20.2 million from the sale of route businesses associated with the conversion to an IBO distribution structure for the six months ended June 30, 2012 compared with a gain of only $0.3 million in the first six months of 2011.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The closure of the Corsicana, Texas manufacturing facility was completed during the quarter ended March 31, 2012. Upon closure of the facility, many assets were relocated to other manufacturing locations. Expenses incurred as part of the relocation process were $0.6 million in the second quarter of 2012 and $2.0 million for the six months ended June 30, 2012, and were included in cost of sales in the Condensed Consolidated Statements of Income. This asset relocation project was completed in the second quarter of 2012. The land and building in Corsicana, Texas of $1.9 million remains in assets held for sale in the Condensed Consolidated Balance Sheets.
During the quarter ended July 2, 2011, we recorded $10.1 million in asset impairment charges in the other income/expense, net line in the Condensed Consolidated Statements of Income. This non-cash impairment was recorded in connection with the IBO conversion due to the decision to sell the route trucks prior to the end of their useful lives. In order to determine an appropriate fair value for the route trucks, we reviewed market pricing for similar assets from multiple sources, including trucks sold at auction.

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
For the quarter and six months ended June 30, 2012, no shares were excluded from the calculation of diluted earnings per share because their effects were antidilutive. For the quarter ended July 2, 2011, due to the net loss, basic weighted average shares outstanding were required to be utilized for the diluted earnings per share calculation. Therefore, approximately 1,125,000 shares were excluded from diluted weighted average shares outstanding. Approximately 45,000 shares were excluded from the calculation of diluted earnings per share for the six months ended July 2, 2011, because their effects were antidilutive.

5.	EQUITY-BASED INCENTIVES
Compensation expense related to equity-based incentive plans of $1.3 million and $0.7 million was recognized for the quarters ended June 30, 2012, and July 2, 2011, respectively, and was $2.3 million and $1.0 million, respectively, for the six months then ended. During the six months ended June 30, 2012, we issued 533,994 non-qualified stock options at $22.41 per share and 159,867 restricted shares to employees. During the six months ended July 2, 2011, we issued 1,042,473 non-qualified stock options at a weighted-average grant price of $17.36 per share and 193,407 restricted shares to employees.
During the quarter and six months ended June 30, 2012, we repurchased 467 and 14,803 shares of common stock, respectively, from employees to cover withholding taxes payable by employees upon the vesting of restricted stock. There were no share repurchases during the quarter or six months ended July 2, 2011.

6.	INVENTORIES
Inventories as of June 30, 2012, and December 31, 2011, consisted of the following:

(in thousands)	June 30, 2012	December 31, 2011
Finished goods	$66,681	$60,488
Raw materials	18,071	19,968
Maintenance parts and supplies	26,589	25,805
Total inventories	$111,341	$106,261

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

7.	INVESTMENTS
We own a non-controlling equity interest in Late July Snacks LLC (“Late July”), an organic snack food company. Equity earnings, which are not material, are included in other income/(expense), net on the Condensed Consolidated Statements of Income. We also manufacture products for Late July. Contract manufacturing revenue from Late July was approximately $1.2 million and $1.1 million during the second quarter of 2012 and 2011, respectively, and approximately $2.5 million and $2.2 million during the first six months of 2012 and 2011, respectively. As of June 30, 2012, and December 31, 2011, accounts receivable due from Late July totaled $0.6 million and $0.4 million, respectively. During the first quarter of 2011, we purchased manufacturing equipment from Late July for $2.0 million.
As of June 30, 2012, and December 31, 2011, we had $6.2 million and $7.0 million, respectively, in long-term investments consisting of limited partnerships and real estate investment trusts. During the six months ended July 2, 2011, one of these investments was sold for approximately $1.0 million resulting in an immaterial loss. No investments were sold in the first six months of 2012. Since our ownership interests are less than 5%, these investments are recorded at cost and adjusted for impairments considered other than temporary. Distributions received are recorded as either a return of capital or as investment income if in the form of a dividend.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the six months ended June 30, 2012, are as follows:

(in thousands)	Carrying Amount
Balance as of December 31, 2011	$367,853
Goodwill acquired in the purchase of route businesses	7,118
Goodwill attributable to the sale of route businesses	(19,703)
Change in goodwill allocated to route businesses held for sale	12,214
Change in foreign currency exchange rate	204
Balance as of June 30, 2012	$367,686
As of June 30, 2012 and December 31, 2011, other intangible assets consisted of the following:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of June 30, 2012:
Customer and contractual relationships – amortized	$69,468	$(7,464)	$62,004
Reacquired rights – amortized	3,100	(350)	2,750
Routes – unamortized	21,231	—	21,231
Trademarks – unamortized	294,787	(526)	294,261
Balance as of June 30, 2012	$388,586	$(8,340)	$380,246

As of December 31, 2011:
Customer and contractual relationships – amortized	$69,468	$(5,252)	$64,216
Reacquired rights – amortized	3,100	(156)	2,944
Routes – unamortized	14,641	—	14,641
Trademarks – unamortized	294,787	(526)	294,261
Balance as of December 31, 2011	$381,996	$(5,934)	$376,062
The intangible assets related to customer and contractual relationships are being amortized over a weighted average useful life of 17.6 years and will be amortized through November 2029. Reacquired rights are being amortized over eight years. Amortization expense related to intangibles was $1.2 million and $0.9 million for the quarters ended June 30, 2012, and July 2, 2011, respectively and $2.4 million and $1.8 million, respectively, for the six months then ended. We estimate that annual amortization expense for these intangible assets will be approximately $4.8 million per year for 2012, 2013 and 2014, $4.7 million for 2015, and $4.6 million for 2016.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Routes and trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. Although not amortized, they are reviewed for impairment as conditions change or at least on an annual basis. While our annual impairment testing of trademarks in the fourth quarter of 2011 did not result in impairment, there were several trademarks that had a fair value which approximated the book value given the close proximity to the Merger. As such, any changes in the use of these trademarks or the sales volumes of the associated products could result in an impairment charge.

For the six months ended June 30, 2012, changes in the carrying value of routes are as follows:

(in thousands)	Carrying Amount
Balance of routes as of December 31, 2011	$14,641
Purchases of route businesses, exclusive of goodwill acquired	19,709
Sales of route businesses	(40,188)
Change in routes allocated to assets held for sale	27,069
Balance of routes as of June 30, 2012	$21,231
Routes and associated goodwill allocated to assets held for sale represent assets available for sale in their present condition and for which actions to complete a sale have been initiated. As of June 30, 2012, $10.7 million of route intangibles and $4.6 million of goodwill are included in assets held for sale on the Condensed Consolidated Balance Sheets. As of December 31, 2011, $37.8 million of route intangibles and $16.8 million of goodwill were included in assets held for sale.

9.	INCOME TAXES
We have recorded gross unrecognized tax benefits as of June 30, 2012 totaling $6.1 million and related interest and penalties of $2.5 million in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. Of this amount, $7.0 million would affect the effective tax rate if subsequently recognized. As of December 31, 2011, we recorded gross unrecognized tax benefits totaling $6.1 million and related interest and penalties of $2.3 million in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. The increase is related to the accrual of interest and penalties on existing positions. We expect that statutes of limitation will likely expire in the next twelve months and may result in a $1.2 million decrease in the unrecognized tax benefit amount. We record interest and penalties associated with income tax positions within income tax expense.
The effective income tax rate increased from 36.5% for the first six months of 2011 to 40.8% for the first six months of 2012. The increase in the effective income tax rate was primarily due to non-deductible goodwill associated with the sale of route businesses.
We have open years for income tax audit purposes in our major taxing jurisdictions according to statutes as follows:

Jurisdiction	Open Years
U.S. federal	2008 and forward
Canada federal	2007 and forward
Ontario provincial	2005 and forward
Massachusetts	2008 and forward
North Carolina	2008 and forward
New York	2008 and forward
Illinois	2008 and forward
Georgia	2008 and forward

10.	FAIR VALUE MEASUREMENTS
We have classified assets and liabilities required to be measured at fair value into the fair value hierarchy as set forth below:

Level 1	– quoted prices in active markets for identical assets and liabilities.
Level 2	– observable inputs other than quoted prices for identical assets and liabilities.
Level 3	– unobservable inputs in which there is little or no market data available, which requires us to develop our own assumptions.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

We measure our derivative instruments at fair value using Level 2 inputs. See Note 11 for additional information about our derivative instruments. There were no changes among the levels during the first six months of 2012.

The carrying amount of cash and cash equivalents, receivables and accounts payable approximates fair value due to their short-term nature. The fair value of outstanding debt, including current maturities, was approximately $227 million and $269 million at June 30, 2012, and December 31, 2011, respectively. These Level 2 fair value estimates were based on values of similar debt with the same maturities, debt rating and interest rates.

11.	DERIVATIVE INSTRUMENTS
We are exposed to certain risks relating to our ongoing business operations. We use derivative instruments to manage interest rate and foreign exchange rate risks.
The fair value of the derivative instrument asset/(liability) in the Condensed Consolidated Balance Sheets using Level 2 inputs is as follows:

(in thousands)	June 30, 2012	December 31, 2011
Interest rate swaps (included in Other noncurrent liabilities)	$(1,657)	$(1,309)
Foreign currency forwards (included in Prepaid expenses and other current assets)	91	126
Total fair value of derivative instruments	$(1,566)	$(1,183)
Interest Rate Swaps
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and the U.S. base rate. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable-rate debt. The notional amount of the interest rate swaps designated as hedging instruments as of June 30, 2012 and December 31, 2011 was $55.3 million and $56.3 million, respectively.
Foreign Currency Forwards
We have exposure to foreign exchange rate fluctuations through the operations of our Canadian subsidiary. A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of its costs, such as raw materials and direct labor, are denominated in Canadian dollars. We have entered into a series of derivative forward contracts to mitigate a portion of this foreign exchange rate exposure. These contracts have maturities through December 2012. The notional amount for foreign currency forwards decreased to $11.7 million at June 30, 2012, from $18.1 million at December 31, 2011, due to contracts that matured in 2012.
The pre-tax income/(expense) effect of derivative instruments on the Condensed Consolidated Statements of Income is as follows:

	Quarter Ended		Six Months Ended
(in thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Interest rate swaps (included in Interest expense, net)	$(193)	$(661)	$(384)	$(1,331)
Foreign currency forwards (included in Net revenue)	104	151	230	348
Foreign currency forwards (included in Other income/(expense), net)	(27)	—	(25)	(14)
Total net pre-tax expense from derivative instruments	$(116)	$(510)	$(179)	$(997)

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The change in unrealized pre-tax losses included in other comprehensive income due to fluctuations in interest rates and foreign exchange rates were as follows:

	Gain/(Loss) for the Quarter Ended		Gain/(Loss) for the Six Months Ended
(in thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Interest rate swaps	$(378)	$320	$(438)	$999
Foreign currency forwards	(284)	(158)	(35)	(233)
Total change in unrealized pre-tax gains/(losses) from derivative instruments (effective portion)	$(662)	$162	$(473)	$766
The counterparty credit risk associated with our derivative instruments in an asset position is considered to be low because we limit our exposure by using creditworthy counterparties.

12.	COMMITMENTS AND CONTINGENCIES
Contractual Obligations
In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections, and expected usage levels. Purchase commitments for certain ingredients, packaging materials and energy decreased from $184.7 million as of December 31, 2011, to $183.5 million as of June 30, 2012. We have contracts for all of our major ingredients and packaging through the end of 2012 with some contracts extending into 2013.
Guarantees
We currently guarantee loans made to IBOs by third party financial institutions for the purchase of distribution routes and trucks. The outstanding aggregate balance on these loans was approximately $100.7 million as of June 30, 2012. The annual maximum amount of future payments we could be required to make under the guarantee equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the routes and trucks for which the loans are made. Accordingly, we have the ability to recover substantially all of the outstanding loan value.
Legal Matters
On January 19, 2012, a purported class action was filed in the United States District Court for the District of New Jersey by Joseph A. McPeak individually and allegedly on behalf of other similarly situated individuals against S-L Distribution Company, Inc., a subsidiary of the Company. The complaint alleges a single cause of action for damages for violations of New Jersey’s Franchise Practices Protection Act. S-L Distribution Company, Inc. believes it has meritorious defenses to this claim and intends to vigorously defend against this action.
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
We own 80% of Michaud Distributors, which distributes our products in the northeastern United States. The remaining 20% is owned by two employees. As of June 30, 2012, we have notes receivable from stockholders and employees of Michaud Distributors of $0.2 million. The notes are unsecured, due upon demand, and bear interest at the best rate available to Michaud Distributors by its primary commercial lenders.
ARWCO Corporation, MAW Associates, LP and Warehime Enterprises, Inc. are significantly owned or controlled by the Chairman of the Board of Snyder’s-Lance, Inc. or direct family members. Among other unrelated business activities, these entities provide financing to IBOs for the purchase of trucks and routes. We have entered into loan service agreements with these related parties that allow us to repurchase certain distribution assets in the event an IBO defaults on a loan with the related party. We have the right to repurchase the assets 30 days after default at the value as defined in the loan service agreement which should approximate

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

fair market value. As of June 30, 2012, there were outstanding loans made to IBOs by the related parties for the purchase of distribution routes and trucks with an aggregate principal balance of approximately $36.8 million. Our Chairman of the Board also serves as an officer and/or director of these entities. Transactions with these related parties are primarily related to the collection and remittance of loan payments on notes receivable held by the affiliates. We are reimbursed for certain overhead and administrative functions performed which are associated with the services provided to these related parties. The receivables from, payables to, and administrative fees received from these entities are not significant for any period presented.
One of our directors, C. Peter Carlucci, Jr., is a member of Eckert Seamans Cherin & Mellott, LLC (“Eckert”), which serves as one of our outside legal firms. Payments made to Eckert during the first six months of 2012 were $0.1 million.

14.	ACCUMULATED OTHER COMPREHENSIVE INCOME AND NONCONTROLLING INTERESTS
Accumulated other comprehensive income presented in the Condensed Consolidated Balance Sheets as of June 30, 2012, and December 31, 2011 consists of the following:

(in thousands)	June 30, 2012	December 31, 2011
Foreign currency translation adjustment	$14,515	$14,189
Net unrealized loss on derivative instruments, net of tax	(763)	(470)
Accumulated other comprehensive income	$13,752	$13,719

Noncontrolling Interests
As of June 30, 2012, our noncontrolling interests are associated with our 51% ownership of Patriot and 80% ownership of Michaud Distributors. As of July 2, 2011, our noncontrolling interests consisted of our 51% ownership of Patriot, 80% ownership of Michaud Distributors, and 90% ownership of Melisi Snacks, Inc. During the second quarter of 2011, we acquired an additional 10% ownership interest in Melisi Snacks, Inc. for $1.5 million, increasing our total ownership to 90%. During the third quarter of 2011, we acquired the remaining ownership interest in Melisi Snacks, Inc.

15.	SEGMENT REPORTING
We operate in one business segment: the manufacturing, distribution, marketing and sale of snack food products. We define business segments as components of an organization for which discrete financial information is available and operating results are evaluated on a regular basis by the chief operating decision maker (“CODM”) in order to assess performance and allocate resources. Our CODM is the Company's President and Chief Operating Officer. Characteristics of our organization which were relied upon in making this determination include the similar nature of all of the products that we sell, the functional alignment of our organizational structure, and the reports that are regularly reviewed by the CODM for the purpose of assessing performance and allocating resources.
Net revenues by product category are as follows:

	Quarter Ended		Six Months Ended
(in thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Branded	$233,573	$241,377	$464,350	$469,977
Private brands	68,904	77,403	138,260	149,013
Partner brands	72,849	70,676	142,829	136,286
Other	24,074	23,085	46,804	45,735
Net revenue	$399,400	$412,541	$792,243	$801,011
Customer Concentration
Sales to our largest customer, Wal-Mart Stores, Inc., were approximately 17% for the quarters and six months ended June 30, 2012 and July 2, 2011. In addition, third-party distributors, which account for approximately 13% of sales, purchase and resell our products to customers including Wal-Mart Stores, Inc. thereby increasing our sales attributable to Wal-Mart Stores, Inc. by an amount we are unable to reasonably estimate. Accounts receivable at June 30, 2012, and December 31, 2011, included receivables from Wal-Mart Stores, Inc. totaling $26.6 million and $24.8 million, respectively.

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
Management’s discussion and analysis of our financial condition and results of operations are based on the Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The consolidated results of operations for the quarter and six months ended June 30, 2012, are not necessarily indicative of the results to be expected for the full year. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. We routinely evaluate our estimates, including those related to customer returns and promotions, allowances for doubtful accounts, inventory valuations, useful lives of fixed assets and related impairment, long-term investments, hedge transactions, postemployment benefits including severance, intangible asset valuations and impairments, incentive compensation, income taxes, self-insurance, contingencies and litigation. Actual results may differ from these estimates.
Overview
During the second quarter of 2012, we continued to focus on our plan of converting routes, increasing the distribution of our products and lowering our operating costs. The conversion of the vast majority of company-owned routes to an independent business owner (“IBO”) distribution structure was complete by the end of the second quarter of 2012. However, the sale and associated financing of certain route businesses are still in process and are expected to close in the second half of the year. The conversion to an IBO distribution structure and other significant activities have impacted our results as follows:

•
Net Revenue – Total branded revenue decreased compared to the second quarter of 2011 primarily because of lower revenue per unit sold as the majority of our distribution network had shifted from a company-owned to an IBO distribution structure. We continue to expect revenue per unit sold to be lower than 2011 due to the change in the distribution structure. However, we expect to largely offset this decline in revenue through increased product distribution and new product introductions.

•
Gross margin – The IBO conversion is driving lower revenue per unit sold, and accordingly lower gross margin as a percentage of net revenue compared to 2011, and these lower gross margins are expected through the remainder of the year. Additionally, in the second quarter and first six months of 2012, $0.6 million and $2.0 million, respectively, in additional expenses were recorded in cost of sales due to the relocation of assets from the Corsicana, Texas facility to other manufacturing locations. This asset relocation project was completed in the second quarter and no additional expenses associated with the asset relocation project are anticipated during the remainder of the year.

•
Selling, general and administrative expenses – Significant declines in selling, general and administrative expenses were realized during the second quarter and first six months of 2012. However, these declines included the $13.2 million and $14.8 million in severance and professional fee expenses recognized as a result of the Merger in the second quarter and first six months of 2011, respectively. This compared to only $0.2 million and $1.7 million, respectively, of these expenses in the same periods for 2012. We expect additional efficiencies throughout 2012 as we continue to see the benefits of the completed conversion to an IBO distribution structure.

•
Gains on the sale of route businesses – We recorded net gains of $10.9 million and $20.2 million, respectively, for the second quarter and first half of 2012, from the sale of route businesses to IBOs. As of June 30, 2012, we have completed the sale of the majority of the routes associated with the conversion to an IBO distribution structure.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended June 30, 2012 Compared to Quarter Ended July 2, 2011

	Quarter Ended				Favorable/ (Unfavorable) Variance
(in thousands)	June 30, 2012		July 2, 2011
Net revenue	$399,400	100.0%	$412,541	100.0%	$(13,141)	(3.2%)
Cost of sales	267,482	67.0%	268,904	65.2%	1,422	0.5%
Gross margin	131,918	33.0%	143,637	34.8%	(11,719)	(8.2%)
Selling, general and administrative	107,649	27.0%	137,134	33.2%	29,485	21.5%
Gain on sale of route businesses, net	(10,882)	(2.7%)	(237)	(0.1%)	10,645	nm
Other (income)/expense, net	(445)	(0.2%)	10,382	2.5%	10,827	104.3%
Income before interest and taxes	35,596	8.9%	(3,642)	(0.9%)	39,238	nm
Interest expense, net	2,303	0.5%	2,367	0.6%	64	2.7%
Income tax expense/(benefit)	13,828	3.5%	(2,303)	(0.6%)	(16,131)	(700.4%)
Net income/(loss)	$19,465	4.9%	$(3,706)	(0.9%)	$23,171	625.2%
nm = not meaningful.
Net Revenue
Net revenue decreased $13.1 million, or 3.2%, compared to the second quarter of 2011. Branded net revenue declined approximately 3.2% compared to the second quarter of 2011. The impact of the IBO conversion was approximately 7% which was attributable to lower revenue per unit sold. Excluding the decline as a result of the IBO conversion, branded revenue increased approximately 4% due to volume growth in our national brands because of increased distribution as well as pricing actions taken primarily during the second half of 2011.

Private brand revenue declined 11.0% in the second quarter of 2012 compared to the second quarter of 2011. As anticipated, volume was negatively impacted in 2012 by the loss of business associated with certain customers who did not accept price increases. In addition, retail price increases in certain private brand products appeared to negatively impact consumer demand. The impact of the volume decline in private brand products was slightly offset by pricing actions taken during the second half of 2011. We expect improved private brand revenues in the second half of 2012 compared to the first half of the year. Partner brand revenue increased 3.1% in the second quarter of 2012 due to increased distribution as a result of the Greer acquisition.

Net revenues by product category are as follows:

	Quarter Ended		Favorable/ (Unfavorable) Variance
(in thousands)	June 30, 2012	July 2, 2011
Branded	$233,573	$241,377	$(7,804)	(3.2%)
Private brands	68,904	77,403	(8,499)	(11.0%)
Partner brands	72,849	70,676	2,173	3.1%
Other	24,074	23,085	989	4.3%
Net revenue	$399,400	$412,541	$(13,141)	(3.2%)
Gross Margin
Gross margin decreased $11.7 million, or 1.8% as a percentage of net revenue, during the second quarter of 2012 compared to the same quarter last year. The decrease in gross margin was primarily driven by the reduction in selling prices as a result of the conversion to an IBO distribution structure but was significantly offset by improved operating efficiencies and price increases which more than compensated for higher commodity costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $29.5 million, or 6.2% as a percentage of net revenue, during the second quarter of 2012 compared to the second quarter of 2011. During the second quarter of 2011, we recognized $13.2 million of severance and professional fee charges associated with Merger integration activities compared to only $0.2 million in the second quarter of 2012. The remainder of the decrease in selling, general and administrative expenses was primarily driven by reduced

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

infrastructure costs and lower compensation and benefit expenses due to the conversion to an IBO distribution structure and synergies recognized as a result of our Merger integration activities. We expect selling, general and administrative costs to continue to decline as a percentage of net revenue as we recognize the benefits of the conversion to an IBO distribution structure and fully realize synergies.

Gain on Sale of Route Businesses, Net
During the second quarter of 2012, we recognized gains of $10.9 million from the sale of route businesses associated with the IBO conversion. Gains on the sale of route businesses were significantly higher in the second quarter of 2012 as compared to 2011 as the route conversion was just beginning in the second quarter of 2011. Additional gains on the sale of route businesses are anticipated during the remainder of the year, but the gains are expected to be significantly less than those recognized in the first half of the year.
Interest Expense
Interest expense decreased $0.1 million during the second quarter of 2012 compared to the second quarter of 2011, primarily as a result of lower average interest rates.
Income Tax Expense
The effective income tax rate increased from 38.3% for the second quarter of 2011 to 41.5% for the second quarter of 2012. The increase in the effective income tax rate was due to higher non-tax deductible expenses, primarily related to the goodwill associated with the sale of route businesses, but somewhat offset by increased utilization of federal and state income tax credits.

Six Months Ended June 30, 2012 Compared to Six Months Ended July 2, 2011

	Six Months Ended				Favorable/ (Unfavorable) Variance
(in thousands)	June 30, 2012		July 2, 2011
Net revenue	$792,243	100.0%	$801,011	100.0%	$(8,768)	(1.1%)
Cost of sales	532,942	67.3%	516,202	64.4%	(16,740)	(3.2%)
Gross margin	259,301	32.7%	284,809	35.6%	(25,508)	(9.0%)
Selling, general and administrative	218,352	27.6%	258,040	32.2%	39,688	15.4%
Gain on sale of route businesses, net	(20,169)	(2.5%)	(326)	0.0%	19,843	nm
Other (income)/expense, net	(534)	(0.2%)	10,510	1.3%	11,044	105.1%
Income before interest and taxes	61,652	7.8%	16,585	2.1%	45,067	271.7%
Interest expense, net	4,566	0.6%	5,026	0.6%	460	9.2%
Income tax expense	23,296	2.9%	4,222	0.5%	(19,074)	(451.8%)
Net income	$33,790	4.3%	$7,337	0.9%	$26,453	360.5%
nm = not meaningful.
Net Revenue
Net revenue decreased $8.8 million, or 1.1% compared to the first six months of 2011. Branded net revenue declined 1.2% compared to the first six months of 2011. The impact of the IBO conversion was approximately 7% and was attributable to lower revenue per unit sold. Excluding the decline as a result of the IBO conversion, branded revenue increased approximately 6% because of volume growth in our national brands due to increased distribution as well as pricing actions taken primarily in the second half of 2011.

Private brand revenue declined 7.2% in the first six months of 2012 as compared to the same period in 2011. As anticipated, volume was negatively impacted in 2012 by the loss of business associated with certain customers who did not accept price increases. In addition, retail price increases in certain private brand products appeared to negatively impact consumer demand. The impact of the volume decline in private brand products was slightly offset by pricing actions taken during the second half of 2011. Partner brand revenue increased 4.8% in the first six months of 2012 due to increased distribution as a result of the Greer acquisition.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net revenues by product category are as follows:

	Six Months Ended		Favorable/ (Unfavorable) Variance
(in thousands)	June 30, 2012	July 2, 2011
Branded	$464,350	$469,977	$(5,627)	(1.2%)
Private brands	138,260	149,013	(10,753)	(7.2%)
Partner brands	142,829	136,286	6,543	4.8%
Other	46,804	45,735	1,069	2.3%
Net revenue	$792,243	$801,011	$(8,768)	(1.1%)

Gross Margin
Gross margin decreased $25.5 million, or 2.9% as a percentage of net revenue, during the first six months of 2012 compared to the same period last year. The decrease in gross margin was primarily driven by the reduction in selling prices as a result of the conversion to an IBO distribution structure, but was partially offset by improved operating efficiencies and price increases.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $39.7 million, or 4.6% as a percentage of net revenue, during the first six months of 2012 compared to the first six months of 2011. The decrease was primarily driven by reduced infrastructure costs and lower compensation and benefit expenses due to the conversion to an IBO distribution structure and synergies recognized as a result of our Merger integration activities. During the first six months of 2012, we recognized $1.7 million of severance and professional fee charges associated with Merger integration activities which were comparable to $14.8 million in the first six months of 2011.

Gain on Sale of Route Businesses, Net
During the first six months of 2012, we recognized gains of $20.2 million from the sale of route businesses associated with the conversion to an IBO distribution structure. Gains on the sale of route businesses were significantly higher in the first six months of 2012 as compared to the same period in 2011 as the route conversion was just beginning in the second quarter of 2011.
Interest Expense
Interest expense decreased $0.5 million during the first six months of 2012 compared to the first six months of 2011, primarily as a result of lower average interest rates.
Income Tax Expense
The effective income tax rate increased from 36.5% for the first six months of 2011 to 40.8% for the first six months of 2012. The increase in the effective income tax rate was due to higher non-tax deductible expenses, primarily related to the goodwill associated with the sale of route businesses.

Liquidity and Capital Resources
Liquidity
Liquidity represents our ability to generate sufficient cash flows from operating activities to meet our obligations as well as our ability to obtain appropriate financing. Therefore, liquidity should not be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives. Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures for fixed assets, purchases of route businesses, and dividends. We believe we have sufficient liquidity available to enable us to meet these demands.
We have a universal shelf registration statement that, subject to our ability to consummate a transaction on acceptable terms, provides the flexibility to sell up to $250 million of debt or equity securities, which is effective through February 27, 2015.
Operating Cash Flows
Net cash provided by operating activities was $30.4 million during the first six months of 2012 and $57.0 million during the first six months of 2011. Cash used in changes in operating assets and liabilities was $11.4 million during the first six months of 2012, a decrease from cash provided by changes in operating assets and liabilities of $10.7 million in the first six months of 2011. During the first six months of 2012, the increased use of cash came primarily from decreases in accrued compensation and other payables and accrued liabilities, but was partially offset by the $18.1 million in cash provided by the reduction in the income tax receivable.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investing Cash Flows
Net cash provided by investing activities was $27.1 million for the first six months of 2012 compared to net cash used in investing activities of $31.5 million for the first six months of 2011. Capital expenditures for fixed assets, principally manufacturing equipment, totaled $33.1 million during the first six months of 2012, partially offset by proceeds from the sale of fixed assets of $6.8 million. Capital expenditures for 2012 are projected to be between $77 and $82 million, which is higher than the historical rate of expenditures for fixed assets. The increased investment in capital expenditure projects for 2012, which will likely continue into 2013, is being used to upgrade equipment and enhance capacity. Expenditures for the purchase of route businesses were $26.7 million in the first six months of 2012, and were more than offset by proceeds from the sale of route businesses of $80.1 million. The majority of route purchases required for the IBO conversion have been completed, but we do expect additional proceeds from the sale of route businesses throughout the remainder of the year of approximately $10 to $20 million. Net cash used in investing activities during the first six months of 2011 represented capital expenditures of $32.3 million, partially offset by proceeds from the sale of fixed assets of $0.6 million. Capital expenditures for purchases of fixed assets were $57.7 million for the year ended December 31, 2011.

Financing Cash Flows
Net cash used in financing activities was $53.1 million for the first six months of 2012 compared to $42.3 million in the first six months of 2011. Dividends of $0.32 per common share totaling $21.8 million and $21.2 million were paid in the first six months of 2012 and 2011, respectively, with the slight increase in 2012 due to the change in number of shares outstanding. We received cash and related tax benefits of $9.3 million and $6.3 million during the first six months of 2012 and 2011, respectively, as a result of stock option exercises. Net repayments of long-term debt and credit facilities totaling $39.9 million and $25.6 million for the first six months of 2012 and 2011, respectively, were primarily funded by cash on hand and cash provided by operating and investing activities.
On August 3, 2012, the Board of Directors declared a quarterly cash dividend of $0.16 per share, payable on August 31, 2012, to stockholders of record on August 22, 2012.
Debt
Additional borrowings available under our existing credit facility totaled $159.0 million as of June 30, 2012. We have complied with all financial covenants contained in the credit agreement. We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $18.5 million as of June 30, 2012.
Contractual Obligations
In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections, and expected usage levels. Purchase commitments for certain ingredients, packaging materials and energy decreased from $184.7 million as of December 31, 2011, to $183.5 million as of June 30, 2012. We have contracts for all of our major ingredients and packaging through the end of 2012 with some contracts extending into 2013.
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
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and the U.S. base rate. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable-rate debt. While these interest rate swap agreements fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $0.4 million lower without these agreements during the first six months of 2012.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are exposed to foreign exchange rate fluctuations through the operations of our Canadian subsidiary. A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of the operations’ costs, such as raw materials and direct labor, are denominated in Canadian dollars. We have entered into a series of derivative forward contracts to mitigate a portion of this foreign exchange rate exposure. These contracts have maturities through December 2012. The effect of foreign exchange rate fluctuations, net of the effect of derivative forward contracts, was unfavorable by $0.2 million for the first six months of 2012 compared to the first six months of 2011.
We do not have or use market risk sensitive instruments for trading or speculative purposes. See Note 11 to our Condensed Consolidated Financial Statements for additional information about our derivative instruments.
We are exposed to credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. For the first six months of 2012 and 2011, net bad debt expense was $0.4 million and $0.6 million, respectively. Allowances for doubtful accounts were $1.6 million and $1.9 million at June 30, 2012 and December 31, 2011, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures about these market risks are included under “Market Risks” in Item  2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 4. Controls and Procedures
As of the end of the period covered by this report and pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On January 19, 2012, a purported class action was filed in the United States District Court for the District of New Jersey by Joseph A. McPeak individually and allegedly on behalf of other similarly situated individuals against S-L Distribution Company, Inc., a subsidiary of the Company. The complaint alleges a single cause of action for damages for violations of New Jersey’s Franchise Practices Protection Act. S-L Distribution Company, Inc. believes it has meritorious defenses to this claim and intends to vigorously defend against this action.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our revolving credit agreement restricts our payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $200 million. As of June 30, 2012, our consolidated stockholders’ equity was $861.6 million. We were in compliance with these covenants at June 30, 2012. The private placement agreement for $100 million of senior notes assumed as part of the Merger has provisions no more restrictive than the revolving credit agreement.
The following table presents information with respect to purchases of common stock of the Company made during the quarter ended June 30, 2012, by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchase as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2012 — April 30, 2012	—	—	—	—
May 1, 2012 — May 31, 2012	467	$26.04	—	185,197
June 1, 2012 — June 30, 2012	—	—	—	—
Total	467	$26.04	—	185,197

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

3.1
Restated Articles of Incorporation of Snyder's-Lance, Inc. as amended through April 17, 1998, incorporated herein by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended June 13, 1998 (File No. 0-398).

3.2
Articles of Amendment to Amended and Restated Articles of Incorporation of Snyder's-Lance, Inc., incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 6, 2010 (File No. 0-398).

3.3
Bylaws of Snyder's-Lance, Inc., as amended through December 6, 2010, incorporated herein by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on December 6, 2010 (File No. 0-398).

10.1	Snyder’s-Lance, Inc. 2012 Key Employee Incentive Plan, incorporated herein by reference to Annex A attached to the Registrant's Definitive Proxy Statement filed on March 28, 2012 (File No. 0-398).

10.2	Snyder’s-Lance, Inc. 2012 Associate Stock Purchase Plan, incorporated by reference to Annex B attached to the Registrant's Definitive Proxy Statement filed on March 28, 2012 (File No. 0-398).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

32	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SNYDER'S-LANCE, INC.

By:	/s/ Rick D. Puckett
Rick D. Puckett
Executive Vice President, Chief Financial Officer and Treasurer

Dated: August 7, 2012