Form 10-Q
period 2012-09-29
SNYDER'S-LANCE, INC.
filed 2012-11-07
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarter ended September 29, 2012
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
Yes ☐         No ☑
The number of shares outstanding of the registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock as of October 26, 2012, was 68,691,072 shares.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
For the Quarters and Nine Months Ended September 29, 2012 and October 1, 2011
(in thousands, except per share data)

	Quarter Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net revenue	$406,565	$421,897	$1,198,808	$1,222,909
Cost of sales	269,626	280,892	802,568	797,095
Gross margin	136,939	141,005	396,240	425,814

Selling, general and administrative	106,512	126,816	324,864	384,856
Gain on sale of route businesses, net	(1,427)	(3,462)	(21,596)	(3,788)
Other expense/(income), net	617	(779)	83	9,730
Income before interest and income taxes	31,237	18,430	92,889	35,016

Interest expense, net	1,692	3,037	6,258	8,064
Income before income taxes	29,545	15,393	86,631	26,952

Income tax expense	11,634	6,608	34,930	10,830
Net income	17,911	8,785	51,701	16,122
Net income/(loss) attributable to noncontrolling interests	146	(45)	397	291
Net income attributable to Snyder’s-Lance, Inc.	$17,765	$8,830	$51,304	$15,831

Basic earnings per share	$0.26	$0.13	$0.75	$0.24
Weighted average shares outstanding – basic	68,598	67,706	68,268	67,268

Diluted earnings per share	$0.26	$0.13	$0.74	$0.23
Weighted average shares outstanding – diluted	69,526	68,787	69,190	68,324

Cash dividends declared per share	$0.16	$0.16	$0.48	$0.48
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
For the Quarters and Nine Months Ended September 29, 2012 and October 1, 2011
(in thousands)

	Quarter Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net income	$17,911	$8,785	$51,701	$16,122

Net unrealized gains/(losses) on derivative instruments, net of income tax	5	(530)	(288)	(75)
Foreign currency translation adjustment	2,468	(6,416)	2,794	(3,651)
Total other comprehensive income/(loss)	2,473	(6,946)	2,506	(3,726)

Total comprehensive income	20,384	1,839	54,207	12,396
Comprehensive (income)/loss attributable to noncontrolling interests, net of income tax of $80, $55, $176 and $209, respectively	(146)	45	(397)	(291)
Total comprehensive income attributable to Snyder’s-Lance, Inc.	$20,238	$1,884	$53,810	$12,105
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of September 29, 2012 (Unaudited) and December 31, 2011
(in thousands, except share data)

ASSETS	September 29, 2012	December 31, 2011
Current assets:
Cash and cash equivalents	$8,800	$20,841
Accounts receivable, net of allowances of $1,938 and $1,884, respectively	139,569	143,238
Inventories	109,025	106,261
Income tax receivable	—	18,119
Deferred income taxes	9,298	21,042
Assets held for sale	11,439	57,822
Prepaid expenses and other current assets	21,902	20,705
Total current assets	300,033	388,028

Noncurrent assets:
Fixed assets, net of accumulated depreciation of $331,485 and $328,648, respectively	324,913	313,043
Goodwill	369,932	367,853
Other intangible assets, net	379,871	376,062
Other noncurrent assets	22,557	21,804
Total assets	$1,397,306	$1,466,790

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$4,347	$4,256
Accounts payable	51,412	52,930
Accrued compensation	25,312	29,248
Accrued selling and promotional costs	14,325	21,465
Income tax payable	484	—
Other payables and accrued liabilities	35,789	47,247
Total current liabilities	131,669	155,146

Noncurrent liabilities:
Long-term debt	191,551	253,939
Deferred income taxes	176,943	196,244
Other noncurrent liabilities	23,475	22,870
Total liabilities	523,638	628,199

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, 68,676,060 and 67,820,798 shares outstanding, respectively	57,228	56,515
Preferred stock, no shares outstanding	—	—
Additional paid-in capital	743,519	730,338
Retained earnings	54,053	35,539
Accumulated other comprehensive income	16,225	13,719
Total Snyder’s-Lance, Inc. stockholders’ equity	871,025	836,111
Noncontrolling interests	2,643	2,480
Total stockholders’ equity	873,668	838,591
Total liabilities and stockholders’ equity	$1,397,306	$1,466,790
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 29, 2012 and October 1, 2011
(in thousands)

	Nine Months Ended
	September 29, 2012	October 1, 2011
Operating activities
Net income	$51,701	$16,122
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	39,255	41,965
Stock-based compensation expense	3,487	1,761
Loss/(gain) on sale of fixed assets, net	87	(68)
Gain on sale of route businesses, net	(21,596)	(3,788)
Impairment of fixed assets	207	10,119
Changes in operating assets and liabilities, excluding business acquisitions	(13,357)	6,679
Net cash provided by operating activities	59,784	72,790

Investing activities
Purchases of fixed assets	(55,962)	(43,359)
Purchases of route businesses	(27,747)	(19,689)
Proceeds from sale of fixed assets	8,185	2,701
Proceeds from sale of route businesses	88,672	19,595
Proceeds from sale of investments	—	960
Business acquisitions, net of cash acquired	—	(15,394)
Net cash provided by/(used in) investing activities	13,148	(55,186)

Financing activities
Dividends paid to stockholders	(32,790)	(32,071)
Dividends paid to noncontrolling interests	(234)	(281)
Acquisition of additional interest in Melisi Snacks, Inc.	—	(3,500)
Deferred financing costs	(567)	—
Issuances of common stock	10,741	8,248
Repurchases of common stock	(333)	—
Repayments of long-term debt	(1,647)	—
Net repayments of revolving credit facilities	(59,869)	(2,547)
Net cash used in financing activities	(84,699)	(30,151)

Effect of exchange rate changes on cash	(274)	(274)

Decrease in cash and cash equivalents	(12,041)	(12,821)
Cash and cash equivalents at beginning of period	20,841	27,877
Cash and cash equivalents at end of period	$8,800	$15,056

Supplemental information:
Cash paid/(received) for income taxes, net of refunds of $12,361 and $7,251, respectively	$20,636	$(5,699)
Cash paid for interest	$5,801	$7,191
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.    BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements of Snyder’s-Lance, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in our Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 27, 2012. In our opinion, these Condensed Consolidated Financial Statements reflect all adjustments, consisting of only normal, recurring accruals, necessary to present fairly our Condensed Consolidated Financial Statements for the interim periods presented herein. The consolidated results of operations for the quarter and nine months ended September 29, 2012, are not necessarily indicative of the results to be expected for the full year.
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

3.    MERGER AND INTEGRATION ACTIVITIES
On December 6, 2010, Lance, Inc. and Snyder’s of Hanover, Inc. completed a merger (“Merger”) to create Snyder’s-Lance, Inc. The primary focus of our integration activities throughout 2011 and the first half of 2012 was on the execution of our plan to convert the vast majority of company-owned routes to an independent business owner (“IBO”) distribution structure. This conversion was complete by the end of the second quarter of 2012. However, the sale and associated financing of certain route businesses are still in process.
During the quarters ended September 29, 2012, and October 1, 2011, we incurred $0.2 million and $3.4 million, respectively, in severance costs and professional fees related to the Merger and integration activities, which are included in selling, general and administrative expenses on the Condensed Consolidated Statements of Income. In addition, for the quarter ended September 29, 2012, we recorded a net gain of $1.4 million from the sale of route businesses, most of which were associated with the conversion to an IBO distribution structure. This compared to $3.5 million in net gains on the sale of route businesses in the third quarter of 2011, which were almost all associated with the IBO conversion.
During the nine months ended September 29, 2012, and October 1, 2011, costs incurred associated with the Merger and integration activities included severance and professional fees of $1.9 million and $18.2 million, respectively. These costs are included in selling, general and administrative expenses on the Condensed Consolidated Statements of Income. In addition, we recorded a net gain of $21.6 million from the sale of route businesses, most of which were associated with the conversion to an IBO distribution structure, for the nine months ended September 29, 2012, compared with a gain of $3.8 million for the nine months ended October 1, 2011.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

In the fourth quarter of 2011, we announced the closing of the Corsicana, Texas manufacturing facility. In conjunction with the closure of the facility, many of the assets were relocated to other manufacturing locations throughout the Company. Expenses incurred as part of the relocation process were $2.0 million for the nine months ended September 29, 2012, and were included in cost of sales in the Condensed Consolidated Statements of Income. The land and building in Corsicana, Texas remain in assets held for sale in the Condensed Consolidated Balance Sheets at $1.9 million at September 29, 2012. In addition, during the quarter ended September 29, 2012, we made the decision to close our Greenville, TX warehouse. Severance, lease termination costs and losses on the disposal of fixed assets totaling $0.8 million were recorded in conjunction with the closing of the warehouse during the quarter ended September 29, 2012.
During the nine months ended October 1, 2011, we recorded $10.1 million in asset impairment charges in other expense/(income), net in the Condensed Consolidated Statements of Income related to the decision to sell route trucks prior to the end of their useful lives. As of September 29, 2012, we have $0.6 million, net of impairment, in route trucks classified as assets held for sale in the Condensed Consolidated Balance Sheets.

4.    BUSINESS ACQUISITIONS

On August 9, 2011, we acquired all of the issued and outstanding shares of George Greer Company, Inc. ("Greer"), a snack food distributor, for $15.0 million in cash. Goodwill recorded as part of the purchase price allocation was $10.1 million, and identifiable intangible assets acquired as part of the acquisition were $8.4 million. In addition, we acquired cash and other tangible assets, which were more than offset by assumed liabilities.

Subsequent to the end of the third quarter in 2012, we acquired Snack Factory, LLC and certain affiliates for $344.2 million. See Note 18 for additional information about this acquisition.

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
For the quarter and nine months ended September 29, 2012, no shares were excluded from the calculation of diluted earnings per share. For the quarter and nine months ended October 1, 2011, approximately 20,000 and 25,000 shares, respectively, were excluded from the calculation of diluted earnings per share because their effects were antidilutive.

6.    EQUITY-BASED INCENTIVES
Compensation expense related to equity-based incentive plans of $1.2 million and $0.8 million was recognized for the quarters ended September 29, 2012, and October 1, 2011, respectively. For the nine months ended September 29, 2012, and October 1, 2011, compensation expense related to equity-based incentive plans was $3.5 million and $1.8 million, respectively. During the nine months ended September 29, 2012, we issued 534,994 non-qualified stock options at a weighted-average exercise price of $22.41 per share and 159,867 restricted shares to employees. During the nine months ended October 1, 2011, we issued 1,042,473 non-qualified stock options at a weighted-average exercise price of $17.36 per share and 193,407 restricted shares to employees.
There were no share repurchases during the quarter ended September 29, 2012. During the nine months ended September 29, 2012, we repurchased 14,803 shares of common stock from employees to cover withholding taxes payable by employees upon the vesting of restricted stock. There were no share repurchases during the quarter or nine months ended October 1, 2011.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

7.    INVENTORIES
Inventories as of September 29, 2012, and December 31, 2011, consisted of the following:

(in thousands)	September 29, 2012	December 31, 2011
Finished goods	$63,707	$60,488
Raw materials	19,125	19,968
Maintenance parts, packaging and supplies	26,193	25,805
Total inventories	$109,025	$106,261

8.    INVESTMENTS
We own a non-controlling equity interest in Late July Snacks, LLC (“Late July”), an organic snack food company. Equity earnings, which are not material, are included in other expense/(income), net on the Condensed Consolidated Statements of Income. We also manufacture products for Late July. Contract manufacturing revenue from Late July was approximately $0.8 million and $1.2 million during the third quarter of 2012 and 2011, respectively, and approximately $3.3 million and $3.4 million during the first nine months of 2012 and 2011, respectively. As of September 29, 2012, and December 31, 2011, accounts receivable due from Late July totaled $0.5 million and $0.4 million, respectively. During the first quarter of 2011, we purchased manufacturing equipment from Late July for $2.0 million.
As of September 29, 2012, and December 31, 2011, we had $6.1 million and $7.0 million, respectively, in long-term investments consisting of limited partnerships and real estate investment trusts. During the nine months ended October 1, 2011, one of these investments was sold for approximately $1.0 million resulting in an immaterial loss. No investments were sold in the first nine months of 2012. Since our ownership interests are less than 5%, these investments are recorded at cost and adjusted for impairments considered other than temporary. Distributions received are recorded as either a return of capital or as investment income.

9.    GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the nine months ended September 29, 2012, are as follows:

(in thousands)	Carrying Amount
Balance as of December 31, 2011	$367,853
Goodwill acquired in the purchase of route businesses	7,353
Goodwill attributable to the sale of route businesses	(21,611)
Change in goodwill allocated to route businesses held for sale	14,722
Change in foreign currency exchange rate	1,615
Balance as of September 29, 2012	$369,932

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 29, 2012 and December 31, 2011, other intangible assets consisted of the following:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of September 29, 2012:
Customer and contractual relationships – amortized	$69,468	$(8,570)	$60,898
Reacquired rights – amortized	3,100	(447)	2,653
Routes – unamortized	22,059	—	22,059
Trademarks – unamortized	294,787	(526)	294,261
Balance as of September 29, 2012	$389,414	$(9,543)	$379,871

As of December 31, 2011:
Customer and contractual relationships – amortized	$69,468	$(5,252)	$64,216
Reacquired rights – amortized	3,100	(156)	2,944
Routes – unamortized	14,641	—	14,641
Trademarks – unamortized	294,787	(526)	294,261
Balance as of December 31, 2011	$381,996	$(5,934)	$376,062
The intangible assets related to customer and contractual relationships are being amortized over a weighted average useful life of 17.6 years and will be amortized through November 2029. Reacquired rights are being amortized over eight years. Amortization expense related to intangibles was $1.2 million and $1.1 million for the quarters ended September 29, 2012, and October 1, 2011, respectively, and $3.6 million and $2.9 million, respectively, for the nine months then ended. We estimate that annual amortization expense for these intangible assets will be approximately $4.8 million per year for 2012, 2013 and 2014, $4.7 million for 2015, and $4.6 million for 2016.
Routes and trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. Although not amortized, routes and trademarks are reviewed for impairment as conditions change or at least on an annual basis. While our annual impairment testing of trademarks in the fourth quarter of 2011 did not result in impairment, certain trademarks had a fair value which approximated the book value. Management routinely evaluates the use of our trademarks in order to ensure we maximize the benefit for the Company. As a result of this evaluation, any changes in the use of these trademarks or the sales volumes of the associated products could result in an impairment charge.

For the nine months ended September 29, 2012, changes in the carrying value of routes are as follows:

(in thousands)	Carrying Amount
Balance of routes as of December 31, 2011	$14,641
Purchases of route businesses, exclusive of goodwill acquired	20,538
Sales of route businesses	(45,471)
Change in routes allocated to assets held for sale	32,351
Balance of routes as of September 29, 2012	$22,059
Routes and associated goodwill allocated to assets held for sale represent assets available for sale in their present condition and for which actions to complete a sale have been initiated. As of September 29, 2012, $5.4 million of route intangibles and $2.1 million of goodwill are included in assets held for sale on the Condensed Consolidated Balance Sheets. As of December 31, 2011, $37.8 million of route intangibles and $16.8 million of goodwill were included in assets held for sale.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

10.    INCOME TAXES
We have recorded gross unrecognized tax benefits as of September 29, 2012 totaling $6.2 million and related interest and penalties of $2.5 million in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. Of this amount, $7.0 million would affect the effective tax rate if subsequently recognized. As of December 31, 2011, we recorded gross unrecognized tax benefits totaling $6.1 million and related interest and penalties of $2.3 million in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. The increase is related to the accrual of interest and penalties on existing positions. We expect that statutes of limitation will likely expire in the next twelve months and may result in a $1.9 million decrease in the unrecognized tax benefit amount. We record interest and penalties associated with income tax positions within income tax expense.
The effective income tax rate increased from 40.2% for the first nine months of 2011 to 40.3% for the first nine months of 2012. The effective income tax rate continues to be higher than the statutory rate primarily due to a higher taxable gain on the sale of route businesses as a result of non-deductible goodwill.
We have open years for income tax audit purposes in our major taxing jurisdictions according to statutes as follows:

Jurisdiction	Open Years
U.S. federal	2008 and forward
Canada federal	2008 and forward
Ontario provincial	2006 and forward
Massachusetts	2008 and forward
North Carolina	2008 and forward
New York	2008 and forward
Illinois	2008 and forward
Georgia	2009 and forward

11.    FAIR VALUE MEASUREMENTS
We have classified assets and liabilities required to be measured at fair value into the fair value hierarchy as set forth below:

Level 1     –     quoted prices in active markets for identical assets and liabilities.
Level 2     –     observable inputs other than quoted prices for identical assets and liabilities.
Level 3     –     unobservable inputs in which there is little or no market data available, which requires us to develop our own assumptions.

We measure derivative instruments at fair value using Level 2 inputs. See Note 12 for additional information about our derivative instruments. There were no changes among the levels during the first nine months of 2012.

The carrying amount of cash and cash equivalents, receivables and accounts payable approximates fair value due to their short-term nature. The fair value of outstanding debt, including current maturities, was approximately $202 million and $269 million at September 29, 2012, and December 31, 2011, respectively. These Level 2 fair value estimates were based on values of similar debt with the same maturities, debt rating and interest rates.

12.    DERIVATIVE INSTRUMENTS
We are exposed to certain risks relating to our ongoing business operations. We use derivative instruments to manage interest rate and foreign exchange rate risks.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The fair value of the derivative instrument asset/(liability) in the Condensed Consolidated Balance Sheets using Level 2 inputs is as follows:

(in thousands)	September 29, 2012	December 31, 2011
Interest rate swaps (included in Other noncurrent liabilities)	$(1,775)	$(1,309)
Foreign currency forwards (included in Prepaid expenses and other current assets)	245	126
Total fair value of derivative instruments	$(1,530)	$(1,183)
The counterparty credit risk associated with our derivative instruments in an asset position is considered to be low because we limit our exposure by using creditworthy counterparties.
Interest Rate Swaps
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and the U.S. base rate. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable-rate debt. The notional amount of the interest rate swaps designated as hedging instruments as of September 29, 2012 and December 31, 2011 was $54.8 million and $56.3 million, respectively.
Foreign Currency Forwards
We have exposure to foreign exchange rate fluctuations through the operations of a Canadian subsidiary. A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of its costs, such as raw materials and direct labor, are denominated in Canadian dollars. We have entered into a series of derivative forward contracts to mitigate a portion of this foreign exchange rate exposure. These contracts have maturities through December 2012. The notional amount for foreign currency forwards decreased to $5.5 million at September 29, 2012, from $18.1 million at December 31, 2011, due to contracts that matured in 2012.

The pre-tax income/(expense) effect of derivative instruments on the Condensed Consolidated Statements of Income is as follows:

	Quarter Ended		Nine Months Ended
(in thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Interest rate swaps (included in Interest expense, net)	$(185)	$(654)	$(569)	$(1,985)
Foreign currency forwards (included in Net revenue)	217	(39)	447	309
Foreign currency forwards (included in Other expense/(income), net)	(21)	(33)	(46)	(47)
Total net pre-tax income/(expense) from derivative instruments	$11	$(726)	$(168)	$(1,723)

The change in unrealized losses, net of income tax, included in other comprehensive income due to fluctuations in interest rates and foreign exchange rates were as follows:

	Gain/(Loss) for the Quarter Ended		Gain/(Loss) for the Nine Months Ended
(in thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Interest rate swaps, net of income tax benefit/(expense) of $62, $73, $231 and ($310), respectively	$(163)	$(196)	$(601)	$803
Foreign currency forwards, net of income tax (expense)/benefit of ($48), $183, ($37) and $255, respectively	154	(590)	119	(823)
Total change in unrealized losses from derivative instruments, net of income tax (effective portion)	$(9)	$(786)	$(482)	$(20)

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

13.    COMMITMENTS AND CONTINGENCIES
Contractual Obligations
In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections, and expected usage levels. Purchase commitments for certain ingredients, packaging materials and energy decreased from $184.7 million as of December 31, 2011, to $181.2 million as of September 29, 2012. We have contracts for all of our major ingredients and packaging through the end of 2012 with certain contracts extending into a portion of 2013.
Guarantees
We currently guarantee loans made to IBOs by third party financial institutions for the purchase of distribution routes and trucks. The outstanding aggregate balance on these loans was approximately $106.3 million as of September 29, 2012, compared to approximately $40.6 million as of December 31, 2011. The annual maximum amount of future payments we could be required to make under the guarantee equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the routes and trucks for which the loans are made. Accordingly, we have the ability to recover substantially all of the outstanding loan value upon default, and we have not recorded any liability associated with this guarantee.
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
We own 80% of Michaud Distributors, which distributes our products in the northeastern United States. The remaining 20% is owned by two employees. As of September 29, 2012, we have notes receivable from stockholders and employees of Michaud Distributors of $0.2 million compared to $0.3 million as of December 31, 2011. The notes are unsecured, due upon demand, and bear interest at the best rate available to Michaud Distributors by its primary commercial lenders.
ARWCO Corporation, MAW Associates, LP and Warehime Enterprises, Inc. are significantly owned or controlled by the Chairman of the Board of Snyder’s-Lance, Inc. or direct family members. Among other unrelated business activities, these entities provide financing to IBOs for the purchase of trucks and routes. We have entered into loan service agreements with these related parties that allow us to repurchase certain distribution assets in the event an IBO defaults on a loan with the related party. We have the right to repurchase the assets 30 days after default at the value as defined in the loan service agreement which should approximate fair market value. There were outstanding loans made to IBOs by the related parties for the purchase of distribution routes and trucks with an aggregate principal balance of approximately $37.5 million as of September 29, 2012 and approximately $35.5 million as of December 31, 2011. Our Chairman of the Board also serves as an officer and/or director of these entities. Transactions with these related parties are primarily related to the collection and remittance of loan payments on notes receivable held by the affiliates. We are reimbursed for certain overhead and administrative functions performed which are associated with the services provided to these related parties. The receivables from, payables to, and administrative fees received from these entities are not significant for any period presented.
One of our directors, C. Peter Carlucci, Jr., is a member of Eckert Seamans Cherin & Mellott, LLC (“Eckert”), which serves as one of our outside legal firms. Payments made to Eckert during the first nine months of 2012 were $0.2 million compared to $0.3 million in the first nine months of 2011.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

15.    ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income presented in the Condensed Consolidated Balance Sheets as of September 29, 2012, and December 31, 2011 consists of the following:

(in thousands)	September 29, 2012	December 31, 2011
Foreign currency translation adjustment	$16,983	$14,189
Net unrealized loss on derivative instruments, net of tax	(758)	(470)
Accumulated other comprehensive income	$16,225	$13,719

16.    NONCONTROLLING INTERESTS

As of September 29, 2012, noncontrolling interests are associated with our 51% ownership of Patriot and 80% ownership of Michaud Distributors. For the first nine months of 2011, a portion of our noncontrolling interests was associated with our ownership of Melisi Snacks, Inc. During the second quarter of 2011, we acquired an additional 10% ownership interest in Melisi Snacks, Inc. for $1.5 million. During the third quarter of 2011, we acquired the remaining ownership interest in Melisi Snacks, Inc. (10%) for $2.0 million, increasing our total ownership to 100%.

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
Net revenues by product category are as follows:

	Quarter Ended		Nine Months Ended
(in thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Branded	$238,904	$241,471	$703,254	$711,449
Private brands	75,319	83,429	213,579	232,442
Partner brands	71,611	70,385	214,440	206,671
Other	20,731	26,612	67,535	72,347
Net revenue	$406,565	$421,897	$1,198,808	$1,222,909
Customer Concentration
For the quarter and nine months ended September 29, 2012, sales to our largest customer, Wal-Mart Stores, Inc., represented approximately 18% and 17% of total revenues, respectively. Sales to Wal-Mart Stores, Inc. were approximately 19% and 18% of total revenues for the quarter and nine months ended October 1, 2011, respectively. In addition, third-party distributors, which account for approximately 14% of sales year-to-date, purchase and resell our products to customers including Wal-Mart Stores, Inc. thereby increasing our sales attributable to Wal-Mart Stores, Inc. by an amount we are unable to reasonably estimate. Accounts receivable from Wal-Mart Stores, Inc. totaled $28.0 million and $24.8 million at September 29, 2012, and December 31, 2011, respectively.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

18.    SUBSEQUENT EVENTS

On October 11, 2012, we completed the acquisition of all of the issued and outstanding shares and membership interests of Snack Factory, LLC and certain affiliates ("Snack Factory") for $344.2 million, which included $1.4 million paid for estimated cash held by Snack Factory and $2.8 million for the estimated working capital adjustment as required by the agreement to purchase Snack Factory. Snack Factory develops, markets and distributes snack food products under the Pretzel Crisps® brand name and trademark. The Pretzel Crisps® brand is known for its portfolio of innovative flavor profiles and its commitment to providing the highest-quality ingredients. The acquisition provides us with a national brand that has strong growth potential. Transaction related costs of $0.5 million were recognized in selling, general and administrative expenses on the Condensed Consolidated Statements of Income during the quarter ended September 29, 2012.

The registration of our trademark, Pretzel Crisps®, is being challenged in proceedings pending before The United States Patent and Trademark Office. We intend to vigorously defend this trademark registration.

Funding for the acquisition came primarily from a new $325 million term loan that matures in September 2016 (the "Term Loan"). The Term Loan has covenants which are no more restrictive than our current outstanding loan agreements. The Term Loan requires quarterly principal payments of approximately $4.1 million and incurs interest based on the 30-day Eurodollar rate plus the applicable margin between 1.00% and 1.70%. The applicable margin is dependent upon our total debt to EBITDA ratio and begins at 1.70%. Financing costs associated with the Term Loan of $0.6 million were deferred in the third quarter of 2012 and will be amortized over the life of the loan. Additional funding for the acquisition of $15 million was provided by the revolving credit facilities with the remainder provided by cash flow from operations.

Additional disclosures relating to the purchase price allocation will be provided in our 2012 Form 10-K. As this transaction occurred subsequent to the end of the third quarter of 2012, the effect of this transaction, other than transaction-related and financing costs incurred during the third quarter, is not reflected in the Condensed Consolidated Financial Statements as of or for the quarter or nine months ended September 29, 2012.

On October 3, 2012, we announced the completion of a strategic distribution agreement with Inventure Foods, Inc. that will expand our direct-store-delivery distribution network in Arizona.

In October 2012, Hurricane Sandy caused extensive wind and flood damage in the northeast United States. We are currently in the process of assessing the impact of the storm on our operations, but we do not expect the impact to be significant.

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
Management’s discussion and analysis of our financial condition and results of operations are based on the Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The consolidated results of operations for the quarter and nine months ended September 29, 2012, are not necessarily indicative of the results to be expected for the full year. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. We routinely evaluate our estimates, including those related to customer returns and promotions, allowances for doubtful accounts, inventory valuations, useful lives of fixed assets and related impairment, long-term investments, hedge transactions, postemployment benefits including severance, intangible asset valuations and impairments, incentive compensation, income taxes, self-insurance, contingencies and litigation. Actual results may differ from these estimates.
Overview
During the third quarter of 2012, we began to see more benefits from our conversion to an independent business owner ("IBO") distribution structure and our other Merger and integration activities. Despite planned lower selling prices per unit as a result of the conversion to the IBO distribution structure, the decline in sales and gross margin was more than offset by significant declines in selling, general and administrative expenses. Highlights for the third quarter and first nine months of 2012 include the following:

•
Net revenue – Total branded revenue decreased compared to the third quarter of 2011 primarily because of lower revenue per unit sold as the majority of our distribution network shifted from a company-owned to an IBO distribution structure. We continue to expect branded revenue per unit sold to be lower than 2011 due to this change in the distribution structure. However, we expect to continue to largely offset this decline in branded revenue through increased product distribution and new product introductions. In addition, private brand revenues continued to show declines when compared to 2011 primarily because of the loss of certain customers who did not accept price increases and a decline in sales volume with certain large customers.

•
Gross margin – Throughout the year, the IBO conversion has been driving lower revenue per unit sold, and accordingly lower gross margin as a percentage of net revenue compared to 2011. However, when comparing the third quarter of 2012 to 2011, improved operating efficiencies and price increases completely offset the impact of the IBO conversion and resulted in a slight increase in gross margin as a percentage of net revenue.

•
Selling, general and administrative expenses – Significant declines in selling, general and administrative expenses were realized during the third quarter and first nine months of 2012 primarily as a result of the IBO conversion. We expect additional efficiencies throughout 2012 as we continue to see the benefits of the completed conversion.

•
Gains on the sale of route businesses – We recorded net gains of $1.4 million and $21.6 million, respectively, for the third quarter and first nine months of 2012, from the sale of route businesses to IBOs. Sales of route businesses are expected to continue as we complete the final sales associated with the conversion and continue to expand our distribution network.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On October 11, 2012, we completed the acquisition of all of the issued and outstanding shares and membership interests of Snack Factory, LLC and certain affiliates ("Snack Factory") for $344.2 million, which included $1.4 million paid for estimated cash held by Snack Factory and $2.8 million for the estimated working capital adjustment as required by the agreement to purchase Snack Factory. Snack Factory develops, markets and distributes snack food products under the Pretzel Crisps® brand name. The acquisition provides us with a national brand that has strong growth potential. During the fourth quarter of 2012, we anticipate approximately $30 million in additional net revenues as a result of the acquisition of Snack Factory and an additional $0.01 to $0.02 in diluted earnings per share before transaction related costs. Funding for the acquisition came primarily from a new $325 million term loan that matures in September 2016 (the "Term Loan") and $15 million in borrowings from our revolving credit facilities.

Quarter Ended September 29, 2012 Compared to Quarter Ended October 1, 2011

	Quarter Ended				Favorable/ (Unfavorable) Variance
(in thousands)	September 29, 2012		October 1, 2011
Net revenue	$406,565	100.0%	$421,897	100.0%	$(15,332)	(3.6%)
Cost of sales	269,626	66.3%	280,892	66.6%	11,266	4.0%
Gross margin	136,939	33.7%	141,005	33.4%	(4,066)	(2.9%)
Selling, general and administrative	106,512	26.2%	126,816	30.1%	20,304	16.0%
Gain on sale of route businesses, net	(1,427)	(0.4%)	(3,462)	(0.8%)	(2,035)	(58.8%)
Other expense/(income), net	617	0.2%	(779)	(0.2%)	(1,396)	(179.2%)
Income before interest and taxes	31,237	7.7%	18,430	4.4%	12,807	69.5%
Interest expense, net	1,692	0.4%	3,037	0.7%	1,345	44.3%
Income tax expense	11,634	2.9%	6,608	1.6%	(5,026)	(76.1%)
Net income	$17,911	4.4%	$8,785	2.1%	$9,126	103.9%
Net Revenue
Net revenue decreased $15.3 million, or 3.6%, compared to the third quarter of 2011. Branded net revenue declined approximately 1.1% compared to the third quarter of 2011. The decline in branded net revenue as a result of the IBO conversion was approximately 7% and was attributable to lower revenue per unit sold. Excluding the decline as a result of the IBO conversion, branded revenue increased approximately 5% due primarily to volume growth in our national brands because of increased distribution as well as pricing actions taken primarily during the second half of 2011.

Private brand revenue declined 9.7% in the third quarter of 2012 compared to the third quarter of 2011. As anticipated, volume was negatively impacted in 2012 by the loss of business from certain customers who did not accept price increases and a decline in sales volume with certain large customers. We expect private brand revenues to continue to be impacted by this volume decline throughout the remainder of the year. Partner brand revenue increased 1.7% in the third quarter of 2012. Other revenues were lower in the third quarter of 2012 compared to 2011 primarily because of a bulk peanut sale for approximately $3.3 million which was not experienced in 2012.

Net revenues by product category are as follows:

	Quarter Ended		Favorable/ (Unfavorable) Variance
(in thousands)	September 29, 2012	October 1, 2011
Branded	$238,904	$241,471	$(2,567)	(1.1%)
Private brands	75,319	83,429	(8,110)	(9.7%)
Partner brands	71,611	70,385	1,226	1.7%
Other	20,731	26,612	(5,881)	(22.1%)
Net revenue	$406,565	$421,897	$(15,332)	(3.6%)

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Margin
Gross margin decreased $4.1 million but was up 0.3% as a percentage of net revenue during the third quarter of 2012 compared to the same quarter last year. The decrease in gross margin was driven by the reduction in selling prices as a result of the IBO conversion, but was significantly offset by improved manufacturing operating efficiencies and price increases.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $20.3 million, or 3.9% as a percentage of net revenue, during the third quarter of 2012 compared to the third quarter of 2011. During the third quarter of 2011, we recognized $3.4 million of severance and professional fee charges associated with the Merger and integration activities compared to $0.2 million in the third quarter of 2012. The remainder of the decrease in selling, general and administrative expenses was primarily driven by reduced infrastructure costs and lower compensation and benefit expenses due to the conversion to an IBO distribution structure and synergies recognized as a result of the Merger and integration activities. We recognized $0.5 million in transaction related costs in the third quarter of 2012 associated with the October 11, 2012 acquisition of Snack Factory and anticipate in excess of $1.0 million in additional costs in the fourth quarter of 2012. We expect selling, general and administrative costs to remain significantly below 2011 as a percentage of net revenue in the fourth quarter of 2012 as we continue to recognize the benefits of the conversion to an IBO distribution structure and realize synergies.

Gain on Sale of Route Businesses, Net
During the third quarter of 2012, we recognized gains of $1.4 million from the sale of route businesses compared with gains of $3.5 million in the third quarter of 2011. Gains on the sale of route businesses began to decline as the majority of routes to be sold in conjunction with the IBO conversion were completed prior to the third quarter of 2012. Gains on the sale of route businesses are estimated to be $1.0 to $2.0 million throughout the remainder of the year.
Interest Expense
Interest expense decreased $1.3 million during the third quarter of 2012 compared to the third quarter of 2011, primarily as a result of lower outstanding debt compared to the prior year. Interest expense will increase in the fourth quarter of 2012 due to the borrowings required to fund the acquisition of Snack Factory.
Income Tax Expense
The effective income tax rate decreased from 42.9% for the third quarter of 2011 to 39.4% for the third quarter of 2012. The decrease in the effective income tax rate was due to higher non-tax deductible expenses in the third quarter of 2011, primarily related to the goodwill associated with the sale of route businesses.

Nine Months Ended September 29, 2012 Compared to Nine Months Ended October 1, 2011

	Nine Months Ended				Favorable/ (Unfavorable) Variance
(in thousands)	September 29, 2012		October 1, 2011
Net revenue	$1,198,808	100.0%	$1,222,909	100.0%	$(24,101)	(2.0%)
Cost of sales	802,568	66.9%	797,095	65.2%	(5,473)	(0.7%)
Gross margin	396,240	33.1%	425,814	34.8%	(29,574)	(6.9%)
Selling, general and administrative	324,864	27.1%	384,856	31.5%	59,992	15.6%
Gain on sale of route businesses, net	(21,596)	(1.8%)	(3,788)	(0.4%)	17,808	470.1%
Other expense, net	83	0.1%	9,730	0.8%	9,647	99.1%
Income before interest and taxes	92,889	7.7%	35,016	2.9%	57,873	165.3%
Interest expense, net	6,258	0.5%	8,064	0.7%	1,806	22.4%
Income tax expense	34,930	2.9%	10,830	0.9%	(24,100)	(222.5%)
Net income	$51,701	4.3%	$16,122	1.3%	$35,579	220.7%

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue
Net revenue decreased $24.1 million, or 2.0% compared to the first nine months of 2011. Branded net revenue declined 1.2% compared to the first nine months of 2011. The decline in branded net revenue as a result of the IBO conversion was approximately 7% and was attributable to lower revenue per unit sold. Excluding the decline as a result of the IBO conversion, branded revenue increased approximately 5% because of volume growth in our national brands due to increased distribution as well as pricing actions taken primarily in the second half of 2011.

Private brand revenue declined 8.1% in the first nine months of 2012 as compared to the same period in 2011. Volume was negatively impacted in 2012 by the loss of business from certain customers who did not accept price increases and a decline in sales volume with certain large customers. Partner brand revenue increased 3.8% in the first nine months of 2012 due to an increase in product distribution primarily due to the acquisition of George Greer Company, Inc. ("Greer") which was completed in the third quarter of 2011.

Net revenues by product category are as follows:

	Nine Months Ended		Favorable/ (Unfavorable) Variance
(in thousands)	September 29, 2012	October 1, 2011
Branded	$703,254	$711,449	$(8,195)	(1.2%)
Private brands	213,579	232,442	(18,863)	(8.1%)
Partner brands	214,440	206,671	7,769	3.8%
Other	67,535	72,347	(4,812)	(6.7%)
Net revenue	$1,198,808	$1,222,909	$(24,101)	(2.0%)

Gross Margin
Gross margin decreased $29.6 million, or 1.7% as a percentage of net revenue, during the first nine months of 2012 compared to the same period last year. The decrease in gross margin was primarily driven by the reduction in selling prices as a result of the conversion to an IBO distribution structure but was partially offset by improved manufacturing operating efficiencies and price increases. Additionally, in the first nine months of 2012, $2.0 million in additional expenses were recorded in cost of sales due to the relocation of assets from the Corsicana, Texas facility to other manufacturing locations. This asset relocation project was completed in the second quarter and no additional expenses associated with the asset relocation project are anticipated during the remainder of the year.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $60.0 million, or 4.4% as a percentage of net revenue, during the first nine months of 2012 compared to the first nine months of 2011. The decrease was primarily driven by reduced infrastructure costs and lower compensation and benefit expenses due to the conversion to an IBO distribution structure and synergies recognized as a result of the Merger and integration activities. In addition, during the first nine months of 2012, we recognized only $1.9 million of severance and professional fee charges associated with the Merger and integration activities compared to $18.2 million in the first nine months of 2011.

Gain on Sale of Route Businesses, Net
During the first nine months of 2012, we recognized gains of $21.6 million from the sale of route businesses compared with gains of $3.8 million during the first nine months of 2011. Gains on the sale of route businesses were significantly higher in the first nine months of 2012 as compared to the same period in 2011 as the IBO conversion did not begin until the end of the second quarter of 2011.
Interest Expense
Interest expense decreased $1.8 million during the first nine months of 2012 compared to the first nine months of 2011, primarily as a result of lower outstanding debt compared to the prior year.
Income Tax Expense
The effective income tax rate increased from 40.2% for the first nine months of 2011 to 40.3% for the first nine months of 2012. The effective income tax rate continues to be higher than the statutory rate primarily due to a higher taxable gain on the sale of route businesses as a result of non-deductible goodwill.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
Liquidity
Liquidity represents our ability to generate sufficient cash flows from operating activities to meet our obligations as well as our ability to obtain appropriate financing. Therefore, liquidity should not be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives. Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures for fixed assets, business acquisitions, purchases of route businesses, and dividends. We believe we have sufficient liquidity available to enable us to meet these demands.
We have a universal shelf registration statement that, subject to our ability to consummate a transaction on acceptable terms, provides the flexibility to sell up to $250 million of debt or equity securities, which is effective through February 27, 2015.
We permanently reinvest earnings from our Canadian subsidiary. As of September 29, 2012, $8.0 million of our cash and cash equivalents balance is held by our Canadian subsidiary and cannot be repatriated without substantial tax consequences.
Operating Cash Flows
Net cash provided by operating activities was $59.8 million during the first nine months of 2012 and $72.8 million during the first nine months of 2011. Cash used in changes in operating assets and liabilities was $13.4 million during the first nine months of 2012, a decrease from cash provided by changes in operating assets and liabilities of $6.7 million in the first nine months of 2011. During the first nine months of 2012, the increased use of cash came primarily from decreases in accrued compensation, accrued selling and promotional costs and other payables and accrued liabilities, but was partially offset by the $18.1 million in cash provided by the reduction in the income tax receivable.
Investing Cash Flows
Net cash provided by investing activities was $13.1 million for the first nine months of 2012 compared to net cash used in investing activities of $55.2 million for the first nine months of 2011. Capital expenditures for fixed assets, principally manufacturing equipment, totaled $56.0 million during the first nine months of 2012, partially offset by proceeds from the sale of fixed assets of $8.2 million. Capital expenditures for 2012 are projected to be between $75 and $80 million, which is higher than the historical rate of expenditures for fixed assets. The increased investment in capital expenditure projects for 2012, which will likely continue into 2013, is being used to upgrade equipment and enhance capacity. Expenditures for the purchase of route businesses were $27.7 million in the first nine months of 2012, and were more than offset by proceeds from the sale of route businesses of $88.7 million. The majority of route purchases required for the IBO conversion have been completed, but we expect additional proceeds from the sale of route businesses throughout the remainder of the year of approximately $10 million.

Net cash used in investing activities during the first nine months of 2011 represented capital expenditures of $43.4 million, partially offset by proceeds from the sale of fixed assets of $2.7 million. Capital expenditures for purchases of fixed assets were $57.7 million for the year ended December 31, 2011. Expenditures for the purchase of route businesses were $19.7 million in the first nine months of 2011, offset by proceeds from the sale of route businesses of $19.6 million. During the third quarter of 2011, we acquired Greer for $15.0 million.

Financing Cash Flows
Net cash used in financing activities was $84.7 million for the first nine months of 2012 compared to $30.2 million in the first nine months of 2011. Dividends of $0.48 per common share totaling $32.8 million and $32.1 million were paid in the first nine months of 2012 and 2011, respectively, with the slight increase in 2012 due to the change in number of shares outstanding. We received cash and related tax benefits of $10.7 million and $8.2 million during the first nine months of 2012 and 2011, respectively, as a result of stock option exercises. Net repayments of long-term debt and our revolving credit facilities totaling $61.5 million for the first nine months of 2012 were primarily funded by cash on hand and cash provided by operating and investing activities.

During the first nine months of 2011, we acquired the remaining ownership interest in Melisi Snacks, Inc. for $3.5 million, increasing our total ownership to 100%.
On November 2, 2012, the Board of Directors declared a quarterly cash dividend of $0.16 per share, payable on November 30, 2012, to stockholders of record on November 20, 2012.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Debt
Additional borrowings available under our revolving credit facilities totaled $180.0 million as of September 29, 2012. We have complied with all financial covenants contained in the credit agreement. We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $18.2 million as of September 29, 2012.

Funding for the acquisition of Snack Factory came primarily from a new $325 million term loan that matures in September 2016 (the "Term Loan"). Additional funding for the acquisition of $15 million was provided by the revolving credit facilities with the remainder provided by cash flow from operations. The Term Loan has covenants which are no more restrictive than our current outstanding loan agreements. The Term Loan requires quarterly principal payments of approximately $4.1 million and incurs interest based on the 30-day Eurodollar rate plus the applicable margin between 1.00% and 1.70%. The applicable margin is dependent upon our total debt to EBITDA ratio and begins at 1.70%. Deferred financing costs associated with the Term Loan of $0.6 million were capitalized in the third quarter of 2012. Additional deferred financing costs of approximately $1.5 million are expected in the fourth quarter, as these costs were incurred upon funding of the Term Loan.

Contractual Obligations
In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections, and expected usage levels. Purchase commitments for certain ingredients, packaging materials and energy decreased from $184.7 million as of December 31, 2011, to $181.2 million as of September 29, 2012. We have contracts for all of our major ingredients and packaging through the end of 2012 with certain contracts extending into a portion of 2013.

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
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and the U.S. base rate. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable-rate debt. While these interest rate swap agreements fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $0.6 million lower without these agreements during the first nine months of 2012.
We are exposed to foreign exchange rate fluctuations through the operations of our Canadian subsidiary. A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of the operations’ costs, such as raw materials and direct labor, are denominated in Canadian dollars. We have entered into a series of derivative forward contracts to mitigate a portion of this foreign exchange rate exposure. These contracts have maturities through December 2012. The effect of foreign exchange rate fluctuations, net of the effect of derivative forward contracts, was unfavorable by $1.7 million for the first nine months of 2012 compared to the first nine months of 2011.
We do not have or use market risk sensitive instruments for trading or speculative purposes. See Note 12 to our Condensed Consolidated Financial Statements for additional information about our derivative instruments.
We are exposed to credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. For the first nine months of 2012 and 2011, net bad debt expense was $1.1 million and $0.7 million, respectively. Allowances for doubtful accounts were $1.9 million at both September 29, 2012 and December 31, 2011.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures about market risks are included under “Market Risks” in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 4. Controls and Procedures
As of the end of the period covered by this report and pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 29, 2012.
There have been no changes in our internal control over financial reporting during the quarter ended September 29, 2012, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, as supplemented and updated by the discussion below, which factors could materially affect our business, financial condition or future results.
We may not be able to realize the anticipated benefits of the Snack Factory acquisition at all or in the expected time frame.
The success of the Snack Factory acquisition will depend, in part, on our ability to realize the anticipated benefits from combining and integrating the Snack Factory business into our existing business. We may not be able to achieve these objectives, or may not be able to achieve these objectives on a timely basis, and the anticipated benefits therefore may not be realized fully or at all. The Snack Factory acquisition involves challenges and risks, including risks that the transaction does not advance our business strategy or that we will not realize a satisfactory return. We also may be unable to retain key Snack Factory personnel during the integration process which could disrupt the business. Any integration difficulties could decrease or eliminate the anticipated benefits of the Snack Factory acquisition and could negatively affect the trading prices of our stock and our future business and financial results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our revolving credit agreement restricts our payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $200 million. As of September 29, 2012, our consolidated stockholders’ equity was $873.7 million. We were in compliance with all covenants at September 29, 2012. The private placement agreement for $100 million of senior notes assumed as part of the Merger and the new Term Loan have provisions no more restrictive than the revolving credit agreement.

In November 2011, the Board of Directors authorized the repurchase of up to 200,000 shares of common stock from employees. The purpose of the repurchase program is to permit the Company to acquire shares of common stock from employees to cover withholding taxes payable by employees upon the vesting of shares of restricted stock. The repurchase program expires in February 2014.
There were no purchases of common stock made by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act during the quarter ended September 29, 2012.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Item 6. Exhibits
Exhibit Index

No.	Description

2.1
Stock and Membership Interest Purchase Agreement, dated as of September 3, 2012, by and among Snack Factory, LLC, Princeton Vanguard, LLC, VMG Snack Factory Blocker, Inc., The Snack Factory, LLC, VMG Tax-Exempt, L.P., VMG Equity Partners GP, L.P., S-L Snacks National, LLC, and Snyder's-Lance, Inc., incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on October 17, 2012 (File No. 0-398).

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

10.1
Term Loan Credit Agreement, dated as of September 26, 2012, among the Registrant, each of the lenders named therein, Bank of America, N.A., as administrative agent, and Manufacturers and Traders Trust Company, as syndication agent, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 2, 2012 (File No. 0-398).

10.2
Amendment No. 1 to the Term Loan Credit Agreement, dated as of October 1, 2012, among the Registrant, Bank of America, N.A., in its capacity as administrative agent for the lenders, and each of the requisite lenders pursuant to the terms of the Credit Agreement, incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 2, 2012 (File No. 0-398).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

32	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SNYDER'S-LANCE, INC.

By:	/s/ Rick D. Puckett
Rick D. Puckett
Executive Vice President, Chief Financial Officer and Treasurer

Dated: November 7, 2012