Form 10-K
period 2012-12-29
SNYDER'S-LANCE, INC.
filed 2013-02-25
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2012

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
(do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of shares of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of voting or nonvoting common equity, held by non-affiliates as of June 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, was $1,299,918,377.
The number of shares outstanding of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of February 15, 2013, was 68,947,118 shares.
Documents Incorporated by Reference
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2013 are incorporated by reference into Part III of this Form 10-K.

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
Acquisition of Snack Factory
On October 11, 2012, we completed the acquisition of Snack Factory, LLC and certain affiliates ("Snack Factory") for $343.4 million. Snack Factory develops, markets and distributes snack food products under the Pretzel Crisps® brand name. The acquisition provides us with a fourth core brand that we believe has strong growth potential. As the world's first pretzel-shaped cracker, Snack Factory's market-leading Pretzel Crisps® branded products are exceptionally thin, flat crackers that are all natural and have multiple uses in snacking. The brand is known for its portfolio of innovative flavor profiles, its commitment to providing the highest-quality, natural ingredients and its broadening base of passionate consumers.
Products
We operate in one business segment: the manufacturing, distribution, marketing and sale of snack food products. These products include pretzels, sandwich crackers, kettle chips, pretzel crackers, cookies, potato chips, tortilla chips, other salty snacks, sugar wafers, nuts and restaurant style crackers. Additionally, we purchase certain cakes, meat snacks and candy sold under our brands and partner brand products for resale in order to broaden our product offerings for our network of independent business owners ("IBO"). Products are packaged in various single-serve, multi-pack and family-size configurations.
We sell and distribute branded products to retailers through our nationwide distribution network using IBOs, company-owned routes, third party distributors and our direct sales organization. Our branded products are principally sold under trade names owned by the Company. Partner brands consist of other third-party brands that we sell through IBOs and company-owned routes in our distribution network. We sell private brand products directly to retailers and distributors using certain store brands or our own control brands. In addition, we contract with other branded food manufacturers to produce their products and periodically sell certain semi-finished goods to other manufacturers.

For 2012, branded products represented approximately 59% of net revenue, while partner brand, private brand and other products represented approximately 17%, 18% and 6% of net revenue, respectively. For 2011, branded products represented approximately 58% of net revenue, while partner brand, private brand and other products represented approximately 17%, 19% and 6% of net revenue, respectively. Branded products represented approximately 58% of net revenue in 2010, while partner brand, private brand and other products represented approximately 2%, 31% and 9% of net revenue, respectively.
Intellectual Property
Trademarks that are important to our business are protected by registration or other means in the United States and most other markets where the related products are sold. We own various registered trademarks for use with our branded products including our core brands (Snyder’s of Hanover®, Lance®, Cape Cod®, and Pretzel Crisps®), our allied brands (Krunchers!®, Jays®, Tom’s®, Archway®, Grande®, Stella D’oro®, O-Ke-Doke®, EatSmart® and Padrinos®) and a variety of other marks and designs. We license trademarks, including for limited use on certain products that are classified as branded products. We also own registered trademarks including Brent & Sam’s®, Vista® and Delicious® that are used in connection with our private brand products.
Strategic Initiatives
Our strategic initiative is to win as a provider of premium, differentiated snacks, driven by our national distribution network and our direct sales organization. We do this by focusing our efforts on four strategic imperatives:

•	Lead with Quality. Lead with quality by continuously improving our products and service to our retailers and distributors.

•
Grow our Core. Grow our core brands which include Snyder’s of Hanover®, Lance®, Cape Cod® and Pretzel Crisps® by leveraging both our nation-wide distribution network and our direct sales organization and by improving brand awareness.

•	Reach More Consumers. Reach more consumers by winning new retailers with a significant focus on innovation.

•	Maximize Shareholder Return. Maximize shareholder return through revenue growth, margin enhancements and optimizing returns on invested capital.
Research and Development
We consider research and development of new products to be a significant part of our overall philosophy and we are committed to developing innovative, high-quality products that exceed consumer expectations. A team of professional product developers, including microbiologists, nutritionists, food scientists, chefs and chemists, work in collaboration with innovation marketing leaders to develop products to meet changing consumer needs. Our research and development staff incorporates product ideas from all areas of our business in order to formulate new products. In addition to developing new products, the research and development staff routinely reformulates and improves existing products based on advances in ingredients and technology, and conducts value engineering to maintain competitive price points. In fiscal 2013, the Company expects to conduct much of its branded portfolio research and development at its new 60,000 square foot Research and Development Center, in Hanover, Pennsylvania.

Distribution
We distribute snack food products throughout the United States using a direct-store-delivery (“DSD”) network of approximately 3,000 distribution routes, most of which are serviced by IBOs and others that are company-owned. During 2011, we began the process of converting the vast majority of our company-owned routes to an IBO distribution structure in order to better position our distribution network to serve retailers. We completed this project in 2012 and most of our DSD network is now serviced by IBOs. We also ship products directly to distributors who operate in areas where we do not have DSD routes and other direct customers using third-party carriers or our own transportation fleet throughout North America. In 2012, approximately 66% of net revenue was generated through our DSD network while the other 34% was generated through our direct sales organization. We expect a larger percentage of sales through our direct sales network in 2013 as Pretzel Crisps® are sold through this channel.
Customers
Through our distribution network, we sell our branded and partner brand products to grocery/mass merchandisers, club stores, discount stores, convenience stores, food service establishments and various other retailers including drug stores, schools, military and government facilities and “up and down the street” outlets such as recreational facilities, offices and other independent retailers. Private brand customers include grocery/mass merchandisers and discount stores. We also contract with other branded food manufacturers to manufacture their products or provide semi-finished goods.
Substantially all of our revenues are from sales to customers in the United States. Revenues from our largest retailer, Wal-Mart Stores, Inc., were approximately 18% of net revenues in both 2012 and 2011, and 23% of net revenues in 2010. The decrease in the percentage of revenue attributable to Wal-Mart Stores, Inc. relative to 2010 was driven by the Merger. In addition, third-party distributors, which account for approximately 14% of sales, purchase and resell our products to retailers including Wal-Mart Stores, Inc. thereby increasing our sales attributable to Wal-Mart Stores, Inc. by an amount we are unable to estimate.
Raw Materials
The principal raw materials used to manufacture our products are flour, vegetable oil, sugar, potatoes, peanuts, other nuts, cheese, cocoa and seasonings. The principal packaging supplies used are flexible film, cartons, trays, boxes and bags. These raw materials and supplies are normally available in adequate quantities in the commercial market and are currently contracted from three to twelve months in advance, depending on market conditions.
Competition and Industry
Our products are sold in highly competitive markets. Generally, we compete with manufacturers, some of whom have greater revenues and resources than we do. The principal methods of competition are price, service, product quality, product offerings and distribution. The methods of competition and our competitive position vary according to the geographic location, the particular products and the activities of our competitors.
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
Employees
At the beginning of February 2013, we had approximately 5,900 active employees in the United States and Canada. At the beginning of February 2012, we had approximately 6,800 active employees in the United States and Canada. The decrease in the number of employees was primarily due to the completion of the conversion to an IBO distribution structure. None of our employees are covered by a collective bargaining agreement.
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
Recessionary pressures from an overall decline in U.S. economic activity could adversely impact our business and financial results. Economic uncertainty may reduce consumer spending in our sales channels and create a shift in consumer preference toward private label products. While our product portfolio includes both branded and private label offerings which mitigates certain exposure, shifts in consumer spending could result in increased pressure from competitors or customers to reduce the prices of some of our products and/or limit our ability to increase or maintain prices, which could lower our revenues and profitability.
Instability in the financial markets may impact our ability or increase the cost to enter into new credit agreements in the future. Additionally, it may weaken the ability of our customers, suppliers, IBOs, distributors, banks, insurance companies and other business partners to perform in the normal course of business, which could expose us to losses or disrupt the supply of inputs we rely upon to conduct our business. If one or more of our key business partners fail to perform as expected or contracted for any reason, our business could be negatively impacted.
Volatility in the price or availability of the inputs we depend on, including raw materials, packaging, energy and labor, could adversely impact our financial results.
Our financial results could be adversely impacted by changes in the cost or availability of raw materials and packaging. While we often obtain substantial commitments for future delivery of certain raw materials and may engage in limited hedging to reduce the price risk of these raw materials, continued long-term increases in the costs of raw materials and packaging, including but not limited to cost increases due to the tightening of supply, could adversely affect our financial results.
Our transportation and logistics system is dependent upon gasoline and diesel fuel, and our manufacturing operations depend on natural gas. While we may enter into forward purchase contracts to reduce the price risk associated with some of these costs, continued long-term changes in the cost or availability of these energy sources could adversely impact our financial results.
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
Sales price increases initiated by us may negatively impact our financial results. Future price increases, such as those to offset increased ingredient costs, may reduce our overall sales volume, which could reduce revenues and operating profit. Additionally, if market prices for certain ingredients decline significantly below our contracted prices, customer pressure to reduce prices could lower revenues and operating profit.
Changes in our top customer relationships could impact our revenues and profitability.
We are exposed to risks resulting from several large retailers that account for a significant portion of our revenue. Our top ten retailers accounted for approximately 57% of our net revenue during 2012, with our largest retailer representing approximately 18% of our 2012 net revenue. The loss of one or more of our large retailers could adversely affect our financial results. These customers typically make purchase decisions based on a combination of price, product quality, product offerings, consumer demand, distribution capabilities and customer service and generally do not enter into long-term contracts. In addition, these significant retailers may re-evaluate or refine their business practices related to inventories, product displays, logistics or other aspects of the customer-supplier relationship. Our results of operations could be adversely affected if revenue from one or more of these customers is significantly reduced or if the cost of complying with customers’ demands is significant. If receivables from one or more of these customers become uncollectible, our financial results may be adversely impacted.

Our failure to successfully integrate acquisitions into our existing operations could adversely affect our financial results.
There are risks associated with our ability to integrate acquired businesses in an efficient and effective manner and on our ability to identify opportunities to meet our strategic objectives. Any inability of management to successfully integrate the operations could have an adverse effect on the business and financial results. Additional potential risks associated with acquisitions include additional debt leverage, the loss of key employees and customers of the acquired business, the assumption of unknown liabilities, failure to achieve expected revenue growth and anticipated synergies which could result in the impairment of goodwill or other acquisition-related intangible assets.
The loss of key personnel could have an adverse effect on our financial results and growth prospects.
There are risks associated with our ability to retain key employees. If certain key employees terminate their employment, it could negatively impact sales, marketing or development activities. Further, management’s attention might be diverted from operations to recruiting suitable replacements and our financial condition, results of operations and growth prospects could be adversely affected. In addition, we may not be able to locate suitable replacements for key employees or offer employment to potential replacements on acceptable terms.
Efforts to execute and accomplish our strategic initiatives could adversely affect our financial results.
We utilize several operating strategies to increase revenue and improve operating performance. If we are unsuccessful due to our execution, unplanned events, ability to manage change or unfavorable market conditions, our financial performance could be adversely affected. If we pursue strategic acquisitions, divestitures, or joint ventures, we may incur significant costs and may not be able to consummate the transactions or obtain financing. Further, the success of our acquisitions will depend on many factors, such as our ability to identify potential acquisition candidates, negotiate satisfactory purchase terms, obtain loans at satisfactory rates to fund acquisitions and successfully integrate and manage the growth from acquisitions. Integrating the operations, financial reporting, disparate technologies and personnel of newly acquired companies involves risks. As a result, we may not be able to realize expected synergies or other anticipated benefits of acquisitions.
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
Our ability to manufacture, distribute and sell products is critical to our success. Damage or disruption to our manufacturing or distribution capabilities or the supply and delivery of key inputs, such as raw materials, finished goods, packaging, labor and energy, could impair our ability to conduct our business. Examples include, but are not limited to, weather, natural disasters, fires, terrorism, pandemics and strikes. Certain warehouses and manufacturing facilities are located in areas prone to tornadoes, hurricanes and floods. Any business disruption due to natural disasters or catastrophic events in these areas could adversely impact our business and financial results if not adequately mitigated. We also rely on a certain supplier for the manufacturing of one of our core branded products. Although we have secured back-up suppliers in the case of emergency, any damage or disruption to this supplier's manufacturing or distribution capabilities could impair our ability to sell this product.
Also, we increasingly rely on information technology systems to conduct our business. These systems can enhance efficiency and business processes but also present risks of unauthorized access to our networks or data centers. If unauthorized parties gain access to our systems, they could obtain and exploit confidential business, customer, or employee information and harm our competitive position. Further, these information systems may experience damage, failures, interruptions, errors, inefficiencies, attacks or suffer from fires or natural disasters, any of which could have an adverse effect on our business and financial results if not adequately mitigated by our security measures and disaster recovery plans.

Furthermore, given our multiple information technology systems as a result of the Merger, we may encounter difficulties assimilating or integrating data. In addition, we are currently in the process of integrating data which could provide additional security or business disruption risks which could have an adverse impact on our business and financial results.
Improper use or misuse of social media may have an adverse effect on our business and financial results.
Consumers are moving away from traditional means of electronic mail towards new forms of electronic communication, including social media. We support new ways of sharing data and communicating with customers using methods such as social networking. However, misuse of social networking by individuals, customers, competitors, or employees may result in unfavorable media attention which could negatively affect our business. Further, our competitors are increasingly using social media networks to market and advertise products. If we are unable to compete in this environment it could adversely affect our financial results.
Demand for our products may be adversely affected by changes in consumer preferences and tastes or if we are unable to innovate or market our products effectively.
We are a consumer products company operating in highly competitive markets and rely on continued demand for our products. To generate revenues and profits, we must sell products that appeal to our customers and consumers. Any significant changes in consumer preferences or any inability on our part to anticipate or react to such changes could result in reduced demand for our products and erosion of our competitive and financial position. Our success depends on the ability to respond to consumer trends, including concerns of consumers regarding health and wellness, obesity, product attributes and ingredients. In addition, changes in product category consumption or consumer demographics could result in reduced demand for our products. Consumer preferences may shift due to a variety of factors, including the aging of the general population, changes in social trends, changes in travel, vacation or leisure activity patterns, or negative publicity resulting from regulatory action or litigation against companies in the snack food industry. Any of these changes may reduce consumers’ willingness to purchase our products and negatively impact our financial results.
Our continued success also is dependent on product innovation, including maintaining a robust pipeline of new products, and the effectiveness of advertising campaigns, marketing programs and product packaging. Although we devote significant resources to meet this goal, there can be no assurance as to the continued ability to develop and launch successful new products or variants of existing products, or to effectively execute advertising campaigns and marketing programs. In addition, both the launch and ongoing success of new products and advertising campaigns are inherently uncertain, especially as to their appeal to consumers. Further, failure to successfully launch new products could decrease demand for existing products by negatively affecting consumer perception of existing brands, as well as result in inventory write-offs, trademark impairments and other costs, all of which could negatively impact our financial results.
Our distribution network relies on a significant number of IBOs, and such reliance could affect our ability to efficiently and profitably distribute and market products, maintain existing markets and expand business into other geographic markets.
Our DSD network relies on approximately 2,800 IBOs for the sale and distribution of manufactured products and the products of other manufacturers for whom we provide distribution.
IBOs often must make a commitment of capital or obtain financing to purchase their trucks, equipment and routes to conduct their business. Some financing arrangements made available to IBOs require us to repurchase an IBO’s truck, equipment and/or route if the IBO defaults on their loan. As a result, any downturn in an IBO’s business that affects their ability to pay the lender financing for their truck or route could harm our financial condition. The failure of any of our IBOs to make timely payments could require write-offs of accounts receivable or increased provisions made against accounts receivable, either of which could adversely affect our financial results.
Our ability to maintain a network of IBOs and distributors depends on a number of factors, many of which are outside of our control. Some of these factors include: (i) the level of demand for the brands and products which are available in a particular distribution area; (ii) the ability to price products at levels competitive with those offered by other competing producers; and (iii) the ability to deliver products in the quantity and at the time ordered by IBOs and retailers. There can be no assurance that we will be able to mitigate the risks related to all or any of these factors in any of the current or prospective geographic areas of distribution. To the extent that any of these factors have an adverse effect on the relationships with IBOs in a particular geographic area and, thus, limit our ability to maintain and expand the sales market, revenues and financial results may be adversely impacted.
Identifying new IBOs or distributors can be time-consuming and any resulting delay may be disruptive and costly to the business. There also is no assurance that we will be able to maintain current distribution relationships or establish and maintain successful relationships with IBOs in new geographic distribution areas. There is the possibility that we will have to incur significant expenses to attract and maintain IBOs in one or more geographic distribution areas in order to profitably expand geographic markets. The occurrence of any of these factors could result in a significant decrease in sales volume of our branded products and the products which we distribute for others and harm our business and financial results. Our contracts with certain IBOs are the subject of litigation, which could negatively impact our financial results.

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
Food production and marketing are highly regulated by a variety of federal, state and other governmental agencies. New or increased government regulation of the food industry, including but not limited to areas related to food safety, chemical composition, production processes, traceability, product quality, packaging, labeling, school lunch guidelines, promotions, marketing and advertising (particularly such communications that are directed toward children), product recalls, records, storage and distribution could adversely impact our results of operations by increasing production costs or restricting our methods of operation and distribution. These regulations may address food industry or society factors, such as obesity, nutritional and environmental concerns and diet trends.
We are exposed to interest and foreign currency exchange rate volatility, which could negatively impact our financial results.
We are exposed to interest rate volatility since the interest rates associated with portions of our debt are variable. While we mitigate a portion of this volatility by entering into interest rate swap agreements, those agreements could lock our interest rates above the market rates.
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
As of December 29, 2012, Michael A. Warehime and his wife, Patricia A. Warehime, beneficially owned in the aggregate approximately 16% of the outstanding common stock of the Company. Mr. and Mrs. Warehime serve as directors of the Company, with Mr. Warehime serving as the Chairman of the Board. As a result, the Warehimes may be able to exercise significant influence over the Company and certain matters requiring approval of its stockholders, including the approval of significant corporate transactions, such as a merger or other sale of the Company or its assets. This could limit the ability of other stockholders of the Company to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control of the Company. In addition, the Warehimes may have actual or potential interests that diverge from the interests of the other stockholders of the Company.
As a condition to the execution of the Merger agreement, the Warehimes entered into a standstill agreement. The standstill agreement generally provides that, until December 6, 2013, the third anniversary of the Merger, the Warehimes will not (i) acquire any additional shares of the Company’s common stock, except upon the exercise of stock options, directly from a family member, pursuant to certain permitted acquisitions from grantor retained annuity trusts (“GRATs”), or upon dividend reinvestments; (ii) sell or transfer any of their shares of the Company’s stock, except to the same extent and in the same manner as an “affiliate” (as defined in Rule 144 of the Securities Act) of the Company would be permitted to transfer such shares pursuant to Rule 144, to a family member for estate planning purposes, or pursuant to certain permitted transfers to GRATs or bona fide pledges as collateral for loans; or (iii) take any action contrary to maintaining certain aspects of the proposed governance structure for the Company through 2012, including plans for the reduction of the total number of directors over time and the re-election of the Snyder’s-

Lance directors eligible for re-election in 2012. The standstill agreement further provides that at no time may the Warehimes’ aggregate beneficial ownership exceed 30% of the issued and outstanding shares of the Company’s common stock. Upon the expiration of the standstill agreement, all of the Warehimes’ shares will be available for sale in the public market, subject (to the extent the Warehimes remain affiliates of the Company) to volume, manner of sale and other limitations under Rule 144, and there will be no restrictions on the Warehimes’ ability to acquire additional shares of the Company’s stock or influence the governance structure of the Company. As such, upon expiration of the standstill agreement, the Warehimes may have the ability to obtain or exercise increased control of the Company. Sales by the Warehimes of their shares into the public market after the standstill agreement expires, or the perception that such sales could occur, could cause the market price of our common stock to decline.
Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
Our corporate headquarters is located in Charlotte, North Carolina. We have an additional administrative office in Hanover, Pennsylvania. Our manufacturing operations are located in Charlotte, North Carolina; Hanover, Pennsylvania; Goodyear, Arizona; Burlington, Iowa; Columbus, Georgia; Jeffersonville, Indiana; Hyannis, Massachusetts; Perry, Florida; Ashland, Ohio; Cambridge, Ontario; and Guelph, Ontario. During the fourth quarter of 2012, we made the decision to close our Cambridge, Ontario manufacturing facility in order to consolidate the operations of our two Canadian manufacturing locations in May 2013.
We also own or lease stockrooms, warehouses, sales offices and administrative offices throughout the United States to support our operations and distribution network. A map of our distribution warehouse locations is included below. For areas where we do not have a distribution network, our products are distributed using third party distributors.
The facilities and properties that we own and operate are maintained in good condition and are believed to be suitable and adequate for present needs. We believe that we have sufficient production capacity or the ability to increase capacity to meet anticipated demand in 2013.

Item 3.  Legal Proceedings
On January 19, 2012, a purported class action was filed in the United States District Court for the District of New Jersey by Joseph A. McPeak individually and allegedly on behalf of other similarly situated individuals against S-L Distribution Company, Inc., a subsidiary of the Company. The complaint alleges a single cause of action for damages for violations of New Jersey’s Franchise Practices Protection Act. The Company's motion to dismiss the Plaintiff's complaint was granted on December 20, 2012, but the Court permitted the Plaintiff to file a motion to amend his complaint. The Plaintiff filed a motion to amend on January 5, 2013, and the Company filed an objection. The Court denied the Plaintiff's motion to amend as the Plaintiff had appealed. The Company intends to vigorously defend this action.
We are also currently subject to various lawsuits and environmental matters arising in the normal course of business. In our opinion, such matters should not have a material effect upon our consolidated financial statements taken as a whole.
Item 4.  Mine Safety Disclosures
Not applicable.
Item X.  Executive Officers of the Registrant
Information about each of our “executive officers,” as defined in Rule 3b-7 of the Securities Exchange Act of 1934, is as follows:

Name	Age	Information About Officers
David V. Singer	57
Chief Executive Officer of Snyder’s-Lance, Inc. since December 2010; President and Chief Executive Officer of Lance, Inc. from 2005 to December 2010; Executive Vice President and Chief Financial Officer of Coca-Cola Bottling Co. Consolidated, a beverage manufacturer and distributor, from 2001 to 2005.

Carl E. Lee, Jr.	53
President and Chief Operating Officer of Snyder’s-Lance, Inc. since December 2010; President and Chief Executive Officer of Snyder’s of Hanover, Inc. from 2005 to December 2010. From 2001 to 2005, Mr. Lee worked for First Data Corporation as President and Chief Executive Officer of Wells Fargo Merchant Services.

Rick D. Puckett	59
Executive Vice President, Chief Financial Officer and Treasurer of Snyder’s-Lance, Inc. since December 2010; Executive Vice President, Chief Financial Officer, Secretary and Treasurer of Lance, Inc. from 2006 to December 2010; Executive Vice President, Chief Financial Officer, Secretary and Treasurer of United Natural Foods, Inc., a wholesale distributor of natural and organic products, from 2005 to January 2006; and Senior Vice President, Chief Financial Officer and Treasurer of United Natural Foods, Inc. from 2003 to 2005.

Kevin A. Henry	45
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

Margaret E. Wicklund	52
Vice President, Corporate Controller, Principal Accounting Officer and Assistant Secretary of Snyder’s-Lance, Inc. since December 2010; Vice President, Corporate Controller, Principal Accounting Officer and Assistant Secretary of Lance, Inc. from 2007 to December 2010; Corporate Controller, Principal Accounting Officer and Assistant Secretary of Lance, Inc. from 1999 to 2006.

Charles E. Good	64
President, S-L Distribution Company, Inc. and Senior Vice President of Snyder’s-Lance, Inc. since December 2010; Chief Financial Officer, Secretary and Treasurer of Snyder’s of Hanover, Inc. from 2006 to December 2010.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our $0.83-1/3 par value Common Stock is traded on the NASDAQ Global Select Market under the symbol LNCE. We had 3,780 stockholders of record as of February 15, 2013.
The following table sets forth the high and low sales prices and dividends paid during the interim periods in fiscal 2012 and 2011:

2012 Interim Periods	High Price	Low Price	Dividend Paid
First quarter (13 weeks ended March 31, 2012)	$26.18	$21.84	$0.16
Second quarter (13 weeks ended June 30, 2012)	26.88	24.43	0.16
Third quarter (13 weeks ended September 29, 2012)	25.72	22.45	0.16
Fourth quarter (13 weeks ended December 29, 2012)	26.03	23.01	0.16

2011 Interim Periods	High Price	Low Price	Dividend Paid
First quarter (13 weeks ended April 2, 2011)	$24.26	$17.06	$0.16
Second quarter (13 weeks ended July 2, 2011)	22.74	18.45	0.16
Third quarter (13 weeks ended October 1, 2011)	22.50	18.92	0.16
Fourth quarter (13 weeks ended December 31, 2011)	22.94	18.78	0.16
On February 8, 2013, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on March 6, 2013 to stockholders of record on February 27, 2013. Our Board of Directors will consider the amount of future cash dividends on a quarterly basis.
Our revolving credit agreement restricts our payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $200 million. As of December 29, 2012, our consolidated stockholders’ equity was $872.2 million and we were in compliance with these covenants. The private placement agreement for $100 million of senior notes assumed as part of the Merger and the $325 million term loan acquired to fund the acquisition of Snack Factory have provisions no more restrictive than the revolving credit agreement.
In November 2011, the Board of Directors authorized the repurchase of up to 200,000 shares of common stock from employees, which expires in February 2014. The purpose of the repurchase program is to permit the Company to acquire shares of common stock from employees to cover withholding taxes payable by employees upon the vesting of shares of restricted stock. During 2012, we repurchased 14,866 shares of common stock. We did not repurchase any shares of common stock during 2011. The remaining number of shares authorized for repurchase is 185,134.

Item 6.  Selected Financial Data
The following table sets forth selected historical financial data for the five-year period ended December 29, 2012. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements. The prior year amounts have been reclassified for consistent presentation.

	2012	2011	2010	2009	2008
Results of Operations (in thousands):
Net revenue (1) (2) (3) (4) (5)	$1,618,634	$1,635,036	$979,835	$918,163	$852,468
Income before income taxes (6) (7) (8) (9)	99,653	59,845	8,162	53,331	28,788
Net income	59,510	38,741	2,531	35,028	18,828
Net income attributable to noncontrolling interests, net of income tax	425	483	19	—	—
Net income attributable to Snyder’s-Lance, Inc.	$59,085	$38,258	2,512	$35,028	$18,828

Average Number of Common Shares Outstanding (in thousands):
Basic	68,382	67,400	34,128	31,565	31,202
Diluted	69,215	68,478	34,348	32,384	31,803

Per Share of Common Stock:
Basic earnings per share	$0.86	$0.57	$0.07	$1.11	$0.60
Diluted earnings per share	$0.85	$0.56	$0.07	$1.08	$0.59
Cash dividends declared (10)	$0.64	$0.64	$4.39	$0.64	$0.64

Financial Status at Year-end (in thousands):
Total assets (11)(12)	$1,746,732	$1,466,790	$1,462,356	$540,114	$470,735
Long-term debt, net of current portion	$514,587	$253,939	$227,462	$113,000	$91,000
Total debt (11)(12)	$535,049	$258,195	$285,229	$113,000	$98,000
Footnotes:

(1)
2012 net revenue included approximately $30 million as a result of acquisitions, including the acquisition of Snack Factory in October 2012. The completion of the conversion to an IBO distribution structure also reduced net revenue by approximately $53 million compared to 2011.

(2)
2011 net revenue is not comparable to prior years as a result of the Merger and the conversion to an IBO distribution structure. Additionally, 2011 net revenue included approximately $8 million from the Greer acquisition in August 2011.

(3)
2010 net revenue included approximately $49 million as a result of the Merger with Snyder’s in December 2010 and approximately $18 million from the acquisition of Stella D’oro in October 2009. In addition, 2010 was a 53-week year. There was approximately $11 million of incremental net revenue related to the additional week.

(4)	2009 net revenue included approximately $27 million from both Archway (acquired in December 2008) and Stella D’oro.

(5)	2008 net revenue included approximately $15 million from Brent & Sam’s (acquired in March 2008).

(6)
2012 pre-tax income was significantly impacted by approximately $6 million in severance costs and professional fees, approximately $12 million in impairment charges and approximately $22 million in gains on the sale of route businesses.

(7)
2011 pre-tax income was significantly impacted by approximately $20 million in severance costs and professional fees related to Merger and integration activities, approximately $10 million in asset impairment charges related to the conversion to an IBO distribution structure, approximately $3 million in charges related to closing the Corsicana manufacturing facility, approximately $10 million in expense reductions related to a change in the vacation plan and approximately $9 million in gains on the sale of route businesses.

(8)
2010 pre-tax income was significantly impacted by change-in-control and other Merger-related expenses incurred in connection with the Merger, totaling approximately $38 million as well as incremental costs of approximately $3 million for an unsuccessful bid for a targeted acquisition, $3 million for severance costs relating to a workforce reduction, $2 million for a claims buy-out agreement with an insurance company and a pre-tax loss for the additional fifty-third week of approximately $2 million.

(9)	2008 pre-tax income was significantly impacted by unprecedented ingredient costs increases, such as flour and vegetable oil, not fully offset by our selling price increases during the year.

(10)	2010 includes a special dividend of $3.75 in connection with the Merger.

(11)	2010 total assets and total debt increased substantially from 2009 primarily because of the Merger.

(12)	2012 total assets and total debt increased from 2011 primarily because of the acquisition of Snack Factory.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides an assessment of our financial condition, results of operations, and liquidity and capital resources and should be read in conjunction with the accompanying consolidated financial statements and notes to the financial statements. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under Part I, Item 1A—Risk Factors and other sections in this report.
Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. We routinely evaluate our estimates, including those related to customer returns and promotions, allowances for doubtful accounts, inventory valuations, useful lives of fixed assets and related impairment, long-term investments, hedge transactions, intangible asset valuations, incentive compensation, income taxes, self-insurance, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.
Executive Summary
During 2012, we began to implement our strategic plan, which provides for growth of our existing core brands through expanded distribution, innovation and advertising. In addition, we were able to increase our core product offerings through the strategic acquisition of Snack Factory, LLC and certain affiliates ("Snack Factory"). For allied branded products, our primary focus was on improving profit margins through pricing strategies and enhanced packaging and product configuration.
Our most significant accomplishments during 2012 included the following:

•
Completion of the IBO Conversion - We completed our conversion of approximately 1,300 direct-store-delivery ("DSD") routes to an independent business owner ("IBO") distribution structure at the end of the second quarter. As a result, we realized significant reductions in selling, general and administrative expenses and substantially increased the Company's profitability over 2011.

•
Acquisition of Snack Factory - On October 11, 2012, we completed the acquisition of Snack Factory for $343.4 million. Snack Factory develops, markets and distributes snack food products under the Pretzel Crisps® brand name. The acquisition provides us with an additional core brand that we believe has strong growth potential. The results of Snack Factory's operations since the acquisition date are included in the Company’s consolidated financial statements as of and for the year ended December 29, 2012, which included approximately $27.3 million of net revenue and an additional $0.02 in diluted earnings per share after reduction for additional amortization and interest expense associated with the transaction.

•
Optimization of Manufacturing Capacity - During 2012, many efficiency improvements were made to our operations in order to deliver future success. The closure of the Corsicana, TX manufacturing facility and the Greenville, TX distribution facility helped to consolidate operations to increase efficiency in the future without sacrificing necessary capacity. In addition, the announced closure of the Cambridge, Ontario manufacturing facility will provide significant benefits for our Canadian operations, again without sacrificing capacity needs. In addition, we improved our operational efficiency by consolidating production of certain products and by investing in capital projects targeted at improved packaging and manufacturing automation.

An overview of changes by income statement line item for 2012 when compared to 2011 is as follows:

•
Net revenue - As anticipated, total branded revenue decreased compared to 2011 primarily because of lower revenue per unit sold as the majority of our distribution network shifted from a company-owned to an IBO distribution structure. However, we were able to largely offset this decline in branded revenue through increased product distribution and new product introductions. Private brand revenues declined when compared to 2011, primarily because of the planned loss of certain retailers who did not accept price increases and a decline in sales volume with certain large retailers.

•	Gross margin - Throughout the year, the IBO conversion has been driving lower revenue per unit sold, and accordingly lower gross margin as a percentage of net revenue compared to 2011.

•
Selling, general and administrative expenses - Significant reductions in selling, general and administrative expenses were realized during 2012 primarily as a result of the IBO conversion and other Merger-related synergies. These reductions more than offset the declines in gross margin resulting from the IBO conversion.

•
Gain on the sale of route businesses - We recorded net gains of $22.3 million from the sale of route businesses to IBOs in 2012. Although the IBO conversion is complete, we will continue to have route purchase and sale transactions as we expand our distribution network.

In addition, some of the unusual items that impacted our results for 2012 were as follows:

•
As a result of our strategic initiatives and focus on core brands, we made the decision to replace a portion of net revenues from allied brands with other, more recognizable, core branded products. This decision resulted in our recognition of an impairment of trademark intangible assets of $7.6 million.

•	Impairment of fixed assets and severance expenses totaling $4.8 million were recorded in the fourth quarter, as a result of the decision to close our Cambridge, Ontario manufacturing facility.

•	Professional fees and severance of $3.8 million was incurred in order to accomplish certain Merger related activities.

•	Expenses of $2.0 million were recorded in cost of sales due to the relocation of assets from our Corsicana, TX facility to other manufacturing locations.

•	Snack Factory acquisition costs of $1.8 million were incurred and have been recognized as selling, general and administrative expenses.
For fiscal 2011, as a result of the Merger and the conversion to an IBO distribution structure, we recognized the following items:

•	Severance expense of $16.3 million was incurred associated with the Merger and the IBO conversion.

•	Impairment of fixed assets of $10.1 million was recognized related to our planned disposition of route trucks.

•	Impairment of fixed assets and other costs totaling $2.6 million were recognized in the fourth quarter as a result of the decision to close and sell our Corsicana, Texas plant.

•	Professional fees and other related expenses of $3.4 million were incurred in order to accomplish certain Merger-related activities.

•
A $9.9 million reduction in expense was recorded as an offset to cost of sales and selling, general and administrative expenses in the fourth quarter resulting from the adoption of a revised vacation plan for the combined Company.

•	Gains on the sale of routes of $9.4 million were realized primarily associated with the conversion to an IBO distribution structure.

Results of Operations
Year Ended December 29, 2012 Compared to Year Ended December 31, 2011

(in millions)	2012		2011		Favorable/ (Unfavorable) Variance
Net revenue	$1,618.6	100.0%	$1,635.0	100.0%	$(16.4)	(1.0)%
Cost of sales	1,079.7	66.7%	1,065.1	65.1%	(14.6)	(1.4)%
Gross margin	538.9	33.3%	569.9	34.9%	(31.0)	(5.4)%
Selling, general and administrative	440.6	27.2%	495.2	30.3%	54.6	11.0%
Impairment charges	11.9	0.7%	12.7	0.8%	0.8	6.3%
Gain on sale of route businesses, net	(22.3)	(1.3)%	(9.4)	(0.6)%	12.9	137.2%
Other (income)/expense, net	(0.4)	—%	1.0	0.1%	1.4	140.0%
Income before interest and income taxes	109.1	6.7%	70.4	4.3%	38.7	55.0%
Interest expense, net	9.5	0.5%	10.6	0.6%	1.1	10.4%
Income tax expense	40.1	2.5%	21.1	1.3%	(19.0)	(90.0)%
Net income	$59.5	3.7%	$38.7	2.4%	$20.8	53.7%

Net Revenue
Net revenue by product category for the years ended December 29, 2012 and December 31, 2011 was as follows:

(in millions)	2012		2011		Favorable/ (Unfavorable) Variance
Branded	$955.5	59.0%	$943.2	57.7%	$12.3	1.3%
Partner brands	283.1	17.5%	283.4	17.3%	(0.3)	(0.1)%
Private brands	291.1	18.0%	312.5	19.1%	(21.4)	(6.8)%
Other	88.9	5.5%	95.9	5.9%	(7.0)	(7.3)%
Net revenue	$1,618.6	100.0%	$1,635.0	100.0%	$(16.4)	(1.0)%
As anticipated, net revenue for 2012 declined $16.4 million, or 1.0%, compared to 2011. The decline in revenues compared to the prior year, was driven primarily by lower revenue per unit sold as a result of the IBO conversion and planned private brand volume declines. The declines were partially offset by additional revenues from acquired businesses during 2012 of approximately $29.5 million.
Compared to 2011, net revenue from our branded products declined approximately 1.5% when excluding the impact of acquisitions. However, approximately 5.5% of the net revenue decline was a direct result of the IBO conversion. Branded revenues increased approximately 3.9% when excluding the impact of Snack Factory and the IBO conversion, due primarily to increased product distribution and the introduction of new products. This volume growth was partially offset by net revenue declines in our allied brands which were primarily related to replacement of allied brands with core brands in certain areas.
Partner brand net revenues were largely consistent with 2011, although they were negatively impacted in the fourth quarter by the loss of certain brands. This resulted in an $8.1 million decline in fourth quarter net revenues from partner brand products when comparing 2012 to 2011.
Net revenues from private brand products declined $21.4 million, or 6.8%, from 2011 to 2012. Much of this decline was anticipated as we recognized that necessary price increases would not be accepted by all retailers. In addition, there was a decline in volume with certain large retailers, as the gap between private and branded pricing narrowed for a portion of the year, which resulted in additional net revenue declines when compared to the prior year. During the fourth quarter of 2012, net revenues from private brand products began to recover as revenues from certain large retailers began to improve and new sources of revenues were obtained. The decline in the fourth quarter of 2012 was $2.5 million, or 3.1%, when compared to the fourth quarter of 2011.
Other revenues declined $7.0 million, or 7.3%, from 2011 to 2012 primarily because of a sale of bulk peanuts for approximately $4.0 million in 2011 which did not recur in 2012.

In 2012, approximately 66% of net revenue was generated through our DSD network as compared to 2011, where approximately 65% of net revenue was generated through our DSD network while the remaining sales were generated through our direct sales network. Pretzel Crisps® are sold through our direct sales network, so sales through this channel are expected to increase as a percentage of total sales in 2013. In total, net revenues are expected to increase 10% to 12% in 2013 due to increased distribution, the addition of Snack Factory for the entire year, and increased pricing necessary to offset commodity cost increases.

Gross Margin
As expected, gross margin decreased $31.0 million during 2012 compared to 2011 and declined 1.6% as a percentage of net revenue. The overall decrease in gross margin and as a percentage of net revenue was driven by the conversion to an IBO distribution structure which accounted for a decline of approximately 3.3% as a percentage of net revenue. This decline was partially offset by price increases on certain products and improved manufacturing efficiencies. Gross margin for 2012 was also favorably impacted by acquisitions, which contributed approximately $13.3 million in additional gross margin. Costs that negatively impacted gross margin in 2012 include $2.3 million in severance expense associated with the recently announced closure of our Cambridge, Ontario manufacturing facility and $2.0 million in additional expenses due to the relocation of assets from our Corsicana, TX facility to other manufacturing locations. In 2011, gross margin was favorably impacted by a $4.9 million adjustment to our vacation accrual due to a vacation policy change.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $54.6 million in 2012 compared to 2011 and decreased 3.1% as a percentage of net revenue. The decrease is primarily driven by reduced infrastructure costs and lower compensation and benefit expenses due to the conversion to an IBO distribution structure and synergies recognized as a result of the Merger and integration activities. During 2012, we recognized $3.5 million of severance charges and professional fees associated with the Merger and integration activities and $1.8 million in costs associated with the acquisition of Snack Factory. In addition, we incurred incremental costs for the operations of Snack Factory and increased advertising expenses associated with new marketing campaigns.
In 2011, we adopted a new vacation plan, which reduced selling, general and administrative expenses by $5.0 million, but this was more than offset by $18.5 million in severance charges and professional fees associated with the Merger and integration activities.

Impairment Charges
Impairment charges decreased $0.8 million from 2011 to 2012. The $11.9 million of impairment expense in 2012 consisted primarily of a $7.6 million impairment of two of our trademarks and a $2.5 million impairment of machinery and equipment at our Cambridge, Ontario manufacturing facility. The impairment of trademarks was necessary as the Company continues to optimize its brand portfolio following the Merger and made a decision to replace a portion of the sales of these branded products with other, more recognizable, brands in our portfolio. The impairment of the machinery and equipment was recorded to write these assets down as they will no longer be used when the facility closes in May 2013. In order to determine the fair market value of this equipment, we reviewed market pricing for similar assets from external sources. The $12.7 million of impairment expense in 2011 consisted primarily of $10.1 million associated with our planned disposition of route trucks and $2.3 million in connection with the closure of our Corsicana, TX manufacturing facility.

Gain on the Sale of Route Businesses, Net
During 2012, we recognized $22.3 million in gains on the sale of route businesses compared with gains of $9.4 million in 2011. The increase was due to increased activity associated with the IBO conversion in 2012 as compared to 2011. This activity slowed substantially in the fourth quarter of 2012 as gains on the sale of route businesses were only $0.7 million, and we expect the fourth quarter trend to continue into 2013 as gains on the sale of route businesses are expected to be between $1 and $2 million for 2013.
Interest Expense, Net
Interest expense decreased $1.1 million during 2012 compared to 2011 as a result of lower outstanding long-term debt throughout the majority of the year. The $325 million addition of long-term debt used to fund the Snack Factory acquisition increased interest expense by $1.6 million in the last quarter of 2012.
Income Tax Expense
The effective income tax rate increased to 40.3% for 2012 from 35.3% for 2011. During 2011, the Company undertook a comprehensive restructuring of the legal entities within the Snyder’s-Lance consolidated group to align the legal entity structure with the Company’s business. As a result of this restructuring, our net deferred tax liability is expected to reverse at a state rate which is lower than the rate at which the liabilities were established. This resulted in a benefit recorded to our deferred state tax expense in 2011 that did not recur in 2012.

In 2011 and 2012 the effective tax rate was higher than usual due to book losses recognized from goodwill associated with the sale of route businesses which had no tax basis. The impact on the effective tax rate was an increase of 4.8% and 4.7% in 2012 and 2011, respectively. This unfavorable rate impact will decline in subsequent years as route sale activity decreases.
Year Ended December 31, 2011 Compared to Year Ended January 1, 2011
Fiscal 2011 reflects the results of operations of the combined company while fiscal 2010 reflects the full fiscal year results of operations for Lance, but the operations of Snyder’s are included only from December 6, 2010 to January 1, 2011.

(in millions)	2011		2010		Favorable/ (Unfavorable) Variance
Net revenue	$1,635.0	100.0%	$979.8	100.0%	$655.2	66.9%
Cost of sales	1,065.1	65.1%	601.0	61.3%	(464.1)	(77.2)%
Gross margin	569.9	34.9%	378.8	38.7%	191.1	50.4%
Selling, general and administrative	495.2	30.3%	359.6	36.7%	(135.6)	(37.7)%
Impairment charges	12.7	0.8%	0.6	0.1%	(12.1)	(2,016.7)%
Gain on sale of route businesses, net	(9.4)	(0.6)%	—	—%	9.4	—%
Other expense, net	1.0	0.1%	6.5	0.6%	5.5	84.6%
Income before interest and income taxes	70.4	4.3%	12.1	1.3%	58.3	481.8%
Interest expense, net	10.6	0.6%	3.9	0.4%	(6.7)	(171.8)%
Income tax expense	21.1	1.3%	5.7	0.6%	(15.4)	(270.2)%
Net income	$38.7	2.4%	$2.5	0.3%	$36.2	1,448.0%

Net Revenue
Net revenue by product category for the years ended December 31, 2011 and January 1, 2011 was as follows:

(in millions)	2011		2010		Favorable/ (Unfavorable) Variance
Branded Products	$943.2	57.7%	$569.5	58.1%	$373.7	65.6%
Partner brands	283.4	17.3%	19.5	2.0%	263.9	1,353.3%
Private brands	312.5	19.1%	303.2	30.9%	9.3	3.1%
Other	95.9	5.9%	87.6	9.0%	8.3	9.5%
Net revenue	$1,635.0	100.0%	$979.8	100.0%	$655.2	66.9%
Net revenue for the 2011 fifty-two week fiscal year increased $655.2 million, or 66.9%, compared to the fifty-three week 2010 fiscal year. The additional week in 2010 increased net revenue by $11.1 million compared to 2011. The comparability of our net revenue is significantly impacted by the Merger primarily due to the incremental branded and partner brand revenue from the Merger. In addition, during 2011 we acquired a distributor which accounted for approximately $8 million of our net revenue.
Compared to 2010 and including only legacy Lance products:

•
We had approximately 2% net revenue growth in our branded products primarily from increased distribution as a result of the Merger and new product innovation, despite an approximate 1% reduction in selling prices due to the conversion to an IBO distribution structure. Declines in certain allied brand net revenues offset net revenue increases in certain core branded products.

•	We experienced approximately 7% net revenue growth in our private brand and other products primarily due to selling price increases, sales to new customers and new product offerings.
 In 2011, approximately 65% of net revenue was generated through our DSD network as compared to 2010, where approximately 38% of net revenue was generated through our DSD network. The increase from 2010 is primarily due to the partner brand revenue obtained as a result of the Merger that is sold through our DSD network.

Gross Margin
Gross margin increased $191.1 million during fiscal 2011 compared to fiscal 2010 but declined 3.8% as a percentage of net revenue. The overall increase in gross margin dollars was driven by the increase in sales volume primarily as a result of the Merger. Despite certain price increases, lower promotional spending and lower vacation expense, gross margin declined as a percentage of net revenue due to the following:

•	Higher commodity costs for our products;

•	Manufacturing inefficiencies at certain manufacturing operations due to the start-up of new machinery and equipment;

•	Higher portion of sales to IBOs where we realize lower selling prices compared to direct sales to retailers; and

•	Severance costs as a result of the Merger and the planned closing of the Corsicana facility.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $135.6 million during fiscal 2011 compared to fiscal 2010 but decreased 6.4% as a percentage of net revenue. The dollar increase was primarily driven by incremental expenses incurred due to the Merger. Additionally, we recognized $18.5 million of severance charges and professional fees associated with the IBO conversion and other Merger integration activities. This amount was compared to $35.2 million in expenses recognized in fiscal 2010 associated with the Merger. We also introduced several media campaigns during 2011 as an investment in our core brands, which resulted in an approximately $15.1 million increase in advertising costs over fiscal 2010 or a 1.2% increase as a percentage of branded revenue. In addition, during fiscal 2011, we continued to experience duplicate costs as a part of the integration and conversion to IBOs including workforce duplication, warehouse rent and other selling and distribution expenses. Offsetting these increased costs was a reduction in bad debt expense of $2.2 million in 2011 primarily due to a customer bankruptcy that occurred in 2010. In addition, in 2011 we adopted a new vacation plan, which reduced selling, general and administrative expenses by $5.0 million, and we experienced reductions in salaries and benefits as we converted to an IBO distribution structure.
Impairment Charges
Impairment charges increased $12.1 million from 2010 to 2011. During 2011, the $12.7 million in impairment expense consisted primarily of $10.1 million associated with our planned disposition of route trucks and $2.3 million in connection with the closure of our Corsicana, TX manufacturing facility.
Gain on the Sale of Route Businesses, Net
During 2011, we recognized $9.4 million in gains on the sale of route businesses compared with no gains on the sale of route businesses in 2010. The increase was due to activities associated with the IBO conversion in 2011 as we operated only company-owned routes for the majority of 2010.
Other Expense, Net
During fiscal 2011, we recognized $1.0 million in other expense, net compared to $6.5 million in 2010. The $6.5 million expense in 2010 consisted mostly of financing commitment fees in the first quarter of 2010 of $2.7 million associated with an unsuccessful bid for a targeted acquisition, $2.1 million of insurance settlement charges which occurred during the fourth quarter, foreign currency transaction losses due to the unfavorable impact of exchange rates in 2010, as well as losses on the sale of fixed assets.
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
Liquidity and Capital Resources
Liquidity
Liquidity represents our ability to generate sufficient cash flows from operating activities to meet our obligations as well as our ability to obtain appropriate financing. Therefore, liquidity should not be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives. Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures for fixed assets, purchases of route businesses, acquisitions and dividends. We believe we have sufficient liquidity available to enable us to meet these demands.
We have a universal shelf registration statement that, subject to our ability to consummate a transaction on acceptable terms, provides the flexibility to sell up to $250 million of debt or equity securities, which is effective through February 27, 2015.

We permanently reinvest earnings from our Canadian subsidiary. As of December 29, 2012, $8.2 million of our cash and cash equivalents balance is held by our Canadian subsidiary and cannot be repatriated without unfavorable tax consequences.
Operating Cash Flows
Cash flow provided by operating activities decreased $18.8 million in 2012 when compared to 2011. Excluding the impact of business acquisitions, the decline was largely driven by decreases in accounts payable and accrued profit sharing and retirement plans in 2012, partially offset by a decrease in accounts receivable. The decrease in the accrual for our profit sharing plan was due to a change in benefits to a 401(k) plan in 2012 when compared to 2011.

Investing Cash Flows
Cash used in investing activities in 2012 totaled $348.3 million compared with cash used in investing activities of $52.7 million in 2011. The significant increase in cash used in investing activities was due to the acquisition of Snack Factory for $343.4 million completed in the fourth quarter of 2012. Additionally, we acquired certain distributors during 2012 for a total of $2.0 million. During the third quarter of 2011, we acquired the George Greer Co., Inc. for $15.0 million.
Capital expenditures for fixed assets, principally manufacturing equipment, increased from $57.7 million in 2011 to $80.3 million in 2012. The increased investment in capital expenditure projects for 2012, which will continue into 2013, is being used to upgrade equipment and enhance capacity, as well as building the new research and development facility. These expenditures were partially offset by proceeds received from the sale of fixed assets of $9.3 million in 2012, as compared to $4.4 million in 2011. Capital expenditures are expected to continue at a level sufficient to support our strategic and operating needs. In 2013, capital expenditures are projected to be between $78 and $83 million.
Proceeds from the sale of route businesses generated cash flows of $93.9 million in 2012; these proceeds were partially offset by purchases of route businesses of $28.5 million. This is compared to proceeds of $42.3 million, mostly offset by purchases of $31.4 million, in 2011. We will continue the purchases and sales of route businesses in 2013 as we expand our distribution network. However, these activities will slow substantially when compared to 2011 and 2012 due to the completion of the IBO conversion.
Financing Cash Flows
Net cash provided by financing activities of $243.8 million in 2012 was principally due to proceeds from long-term debt of $325.2 million. This compared to net cash used in financing activities of $65.7 million in 2011. The additional long-term debt was primarily related to the new $325 million term loan used to fund the Snack Factory acquisition. This was partially offset by an increase in net repayments of long-term debt and the revolving credit facilities. During 2012, repayments of debt and the revolving credit facilities totaled $47.3 million as compared to $27.2 million in 2011, which was primarily funded by cash provided by operations and proceeds from the sale of route businesses. During 2013, we plan to continue to utilize cash provided by operations to repay the current portion of long-term debt and reduce the balance on our revolving credit facilities.
On February 8, 2013, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on March 6, 2013 to stockholders of record on February 27, 2013.
Debt
In December 2010, we amended our existing credit agreement and entered into a new credit agreement, which allows us to make revolving credit borrowings of up to $265.0 million through December 2015. As of December 29, 2012, and December 31, 2011, we had $100.0 million and $145.0 million outstanding under the revolving credit agreement, respectively.
Unused and available borrowings were $165 million under our existing credit facilities at December 29, 2012, as compared to $120 million at December 31, 2011. Under certain circumstances and subject to certain conditions, we have the option to increase available credit under the credit agreement by up to $100 million during the life of the facility. We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $18.9 million as of December 29, 2012.
The credit agreement requires us to comply with certain defined covenants, such as a maximum debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio of 3.25, or 3.50 for four consecutive periods following a material acquisition, and a minimum interest coverage ratio of 2.50. At December 29, 2012, our debt to EBITDA ratio was 3.1, and our interest coverage ratio was 11.1. In addition, our revolving credit agreement restricts our payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $200 million. As of December 29, 2012, our consolidated stockholders’ equity was $872.2 million and we were in compliance with this covenant. The private placement agreement for $100 million of senior notes has provisions no more restrictive than the revolving credit agreement. Total interest expense under all credit agreements for 2012, 2011 and 2010 was $9.7 million, $10.7 million and $3.9 million, respectively.

A new unsecured term loan ("Term Loan") of $325 million that matures in September 2016 was entered into to fund the acquisition of Snack Factory. The Term Loan has covenants that are no more restrictive than our current outstanding loan agreements. The Term Loan requires quarterly principal payments of approximately $4.1 million and incurs interest based on the 30-day Eurodollar rate plus the applicable margin between 1.00% and 1.70%. The applicable margin is dependent upon our total debt to EBITDA ratio and begins at 1.70%. Financing costs associated with the Term Loan of $2.0 million were deferred and are being amortized over the life of the loan.
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
Contractual obligations as of December 29, 2012 were:

(in thousands)		Payments Due by Period
	Total	2013	2014-2015	2016-2017	Thereafter
Purchase commitments	$201,952	$201,952	$—	$—	$—
Debt, including interest payable*	589,120	35,329	165,154	388,637	—
Operating lease obligations	58,225	16,657	24,424	11,152	5,992
Total contractual obligations	$849,297	$253,938	$189,578	$399,789	$5,992

*	Variable interest will be paid in future periods based on the outstanding balance at that time.
Because we are uncertain as to when resolution may occur, this table does not reflect our liability for gross unrecognized tax benefits of $6.0 million and related interest and penalties of $2.3 million. Details regarding this liability are presented in Note 12 to the consolidated financial statements included in Item 8.
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
Revenue Recognition
Our policy on revenue recognition varies based on the types of products sold and the distribution method. We recognize revenue when title and risk of loss passes to our customers. Allowances for sales returns, stale products, promotions and discounts are also recorded as reductions of revenue in the consolidated financial statements.
Revenue for products sold to our IBOs in our DSD network is recognized when the IBO purchases the inventory from our warehouses. Revenue for products sold to retailers through our company-owned routes in our DSD network is recognized when the product is delivered to the customer. Our sales representatives create an invoice at time of delivery using a handheld computer. These invoices are transmitted electronically each day and revenue is recognized.
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

We record certain reductions to revenue for promotional allowances. There are several different types of promotional allowances such as off-invoice allowances, rebates and shelf space allowances. An off-invoice allowance is a reduction of the sales price that is directly deducted from the invoice amount. We record the amount of the deduction as a reduction to revenue when the transaction occurs. Rebates are offered to retailers based on the quantity of product purchased over a period of time. Based on the nature of these allowances, the exact amount of the rebate is not known at the time the product is sold to the customer. An estimate of the expected rebate amount is recorded as a reduction to revenue at the time of the sale and a corresponding accrued liability is recorded. The accrued liability is monitored throughout the time period covered by the promotion. The accrued liability is based on historical information and the progress of the customer against the target amount. We also record certain allowances for coupon redemptions, scan-back promotions and other promotional activities as a reduction to revenue. The accrued liabilities for these allowances are monitored throughout the time period covered by the coupon or promotion.
Total allowances for sales returns, rebates, coupons, scan-backs and other promotional activities increased from $23.2 million at the end of 2011 to $26.5 million at the end of 2012 due to increased promotional activities and the acquisition of Snack Factory.
Shelf space allowances are capitalized and amortized over the lesser of the life of the agreement or up to a maximum of three years and recorded as a reduction to revenue. Capitalized shelf space allowances are evaluated for impairment on an ongoing basis.
Allowance for Doubtful Accounts
The determination of the allowance for doubtful accounts is based on management’s estimate of uncollectible accounts receivable. We record a general reserve based on analysis of historical data and aging of accounts receivable. In addition, management records specific reserves for receivable balances that are considered at higher risk due to known facts regarding the customer. The assumptions for this determination are reviewed quarterly to ensure that business conditions or other circumstances are consistent with the assumptions. Allowances for doubtful accounts increased from $1.9 million at the end of 2011 to $2.2 million at the end of 2012, primarily due to increased risk in receivables from IBOs compared to the prior year.
Self-Insurance Reserves
We maintain reserves for the self-funded portions of employee medical insurance benefits. The employer’s portion of employee medical claims is limited by stop-loss insurance coverage to $0.3 million per person per year. The accrual for incurred but not reported medical insurance claims declined slightly from $4.5 million in 2011 to $4.4 million in 2012.
We maintain self-insurance reserves for workers’ compensation and auto liability for individual losses up to the deductibles which range from $0.3 million to $0.5 million per individual loss. In addition, certain general and product liability claims are self-funded for individual losses up to the $0.1 million insurance deductible. Claims in excess of the deductible are fully insured up to $100 million per individual claim. We evaluate input from a third-party actuary in the estimation of the casualty insurance obligation on an annual basis. In determining the ultimate loss and reserve requirements, we use various actuarial assumptions including compensation trends, healthcare cost trends and discount rates. We also use historical information for claims frequency and severity in order to establish loss development factors. The estimate of discounted loss reserves ranged from $14.2 million to $16.9 million in 2012. In 2011, the estimate of discounted loss reserves ranged from $14.2 million to $17.9 million.
During 2012 and 2011, we determined that the best estimate of our outstanding liability was the midpoint in the range. Accordingly, we selected the midpoint of the range as our estimated liability. In addition, we kept the discount rate constant at 1.5% from 2011 to 2012 based on projected investment returns over the estimated future payout period. If the discount rate were to decline by one percentage point from 1.5% to 0.5%, the impact would be an increase in our accrual of approximately $0.3 million.
In December 2010, we assumed a liability for workers’ compensation relating to claims that had originated prior to 1992 and been insured by a third-party insurance company. Due to the uncertainty of that insurer’s ability to continue paying claims, we entered into an agreement where we assumed the full liability of insurance claims under the pre-existing workers’ compensation policies. The net liability for these claims was estimated at $2.2 million and $2.1 million for 2012 and 2011, respectively.
Impairment Analysis of Goodwill and Other Indefinite-Lived Intangible Assets
The annual impairment analysis of goodwill and other indefinite-lived intangible assets requires us to project future financial performance, including revenue and profit growth, fixed asset and working capital investments, income tax rates and cost of capital. During 2011, the FASB issued an ASU regarding testing for goodwill impairment which we adopted. However, for both 2011 and 2012, we elected to perform a quantitative analysis of goodwill rather than support the balance qualitatively as the new standard allows.
The analysis of goodwill, as of December 29, 2012, assumes combined average annual revenue growth of approximately 4.40% during the valuation period. This compares to a combined average annual revenue growth of approximately 2.37% in the calculation as of December 31, 2011. The increase in growth is primarily due to the acquisition of Snack Factory in late 2012. These projections rely upon historical performance, anticipated market conditions and forward-looking business plans.

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
In July 2012, the FASB issued new impairment testing requirements for indefinite-lived intangible assets. Under the updated standard an entity would first perform a qualitative impairment test for indefinite-lived intangible assets to determine whether a quantitative assessment is necessary. The requirements are effective for annual and interim impairment tests for fiscal years beginning after September 15, 2012. We adopted these requirements during fiscal year 2012, but elected to continue to perform a quantitative impairment analysis for our indefinite-lived intangibles.
Our trademarks are valued using the relief-from-royalty method under the income approach, which requires us to estimate a reasonable royalty rate, identify relevant projected revenues, and select an appropriate discount rate. During our testing in 2012, we incurred $7.6 million in impairment charges related to two of our trademarks. This impairment was necessary as the Company made a decision to replace a portion of the sales of these branded products with other, more recognizable, brands in our portfolio. While our annual impairment testing did not result in any additional impairment, there continue to be certain trademarks, including the two which were partially impaired, that have a fair value which approximates the book value. Any changes in the use of these trademarks or the sales volumes of the associated products could result in an impairment charge. In addition, the trademark acquired in the Snack Factory acquisition will require significant revenue growth in future years in order to maintain its current fair value. Although we believe this rate of revenue growth is reasonable, any reduction in growth or growth expectations could result in impairment of the associated trademark.
Our route intangible assets are valued by comparing the current fair market value for the route assets to the associated book value. The fair market value is computed using the route sales average for each route multiplied by the market multiple for the area in which the route is located. No impairments were recognized in 2012 as a result of this analysis.
Depreciation and Impairment of Fixed Assets
Depreciation of fixed assets is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives used in computing depreciation are based on estimates of the period over which the assets will provide economic benefits. Estimated lives are based on historical experience, maintenance practices, technological changes and future business plans. Depreciation expense was $47.9 million, $51.3 million and $39.1 million during 2012, 2011 and 2010, respectively. Changes in these estimated lives and increases in capital expenditures could significantly affect depreciation expense in the future.
Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets or asset groups to be held and used is measured by a comparison of the carrying amount of an asset or asset group to future net cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended December 29, 2012, fixed asset impairment charges of $4.3 million were recognized in the Consolidated Statements of Income. The majority of asset impairment was recorded due to our decision to close our Cambridge, Ontario manufacturing facility in order to consolidate the operations of our two Canadian manufacturing facilities. See Note 4 to the consolidated financial statements in Item 8 for additional information regarding this impairment charge.
Equity-Based Incentive Compensation Expense
Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term, expected stock price volatility, risk-free interest rate and expected dividends. Judgment is required in estimating the amount of share-based awards that are expected to be forfeited before vesting. In addition, our long-term equity incentive plans require assumptions and projections of future operating results and financial metrics. Actual results may differ from these assumptions and projections, which could have a material impact on our financial results. Information regarding assumptions can be found in Note 1 to the consolidated financial statements in Item 8.

Provision for Income Taxes
Our effective tax rate is based on the level and mix of income of our separate legal entities, statutory tax rates, business credits available in the various jurisdictions in which we operate and permanent tax differences. Significant judgment is required in evaluating tax positions that affect the annual tax rate. We estimate valuation allowances on deferred tax assets for the portions that we do not believe will be fully utilized based on projected earnings and usage. Unrecognized tax benefits for uncertain tax positions are established when, despite the fact that the tax return positions are supportable, we believe these positions may be challenged and the results are uncertain. We adjust these liabilities in light of changing facts and circumstances, such as the progress of a tax audit.
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
In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. As of December 29, 2012 and December 31, 2011, we had no outstanding commodity futures contracts or other derivative contracts related to ingredients and energy.
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable-rate debt. See Note 11 to the consolidated financial statements in Item 8 for further information related to our interest rate swap agreements. While these interest rate swap agreements fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $0.8 million lower without these swaps during 2012. Including the effect of interest rate swap agreements, the weighted average interest rates for 2012 and 2011 were 2.70% and 3.80%, respectively. A 10% increase in the variable interest rate would not have significantly impacted interest expense during 2012.
We have exposure to foreign exchange rate fluctuations through the operations of our Canadian subsidiary. A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of its costs, such as raw materials and direct labor, are denominated in Canadian dollars. We entered into a series of derivative forward contracts to mitigate a portion of this foreign exchange rate exposure. These contracts matured in December 2012. Foreign currency fluctuations unfavorably impacted 2012 pre-tax earnings by $1.5 million compared to 2011. However this decrease in pre-tax earnings was offset by the favorable effect of derivative forward contracts of $0.4 million in 2012 compared to 2011, resulting in a net unfavorable impact of $1.1 million in 2012.
We are exposed to credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. For the years ended December 29, 2012 and December 31, 2011, net bad debt expense was $1.5 million and $0.4 million, respectively. The higher level of expense in 2012 is due to increased turnover of IBOs. Allowances for doubtful accounts were $2.2 million at December 29, 2012 and $1.9 million at December 31, 2011.

Item 8.  Financial Statements and Supplementary Data
SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the Fiscal Years Ended December 29, 2012, December 31, 2011 and January 1, 2011

(in thousands, except per share data)	2012	2011	2010
Net revenue	$1,618,634	$1,635,036	$979,835
Cost of sales	1,079,777	1,065,107	601,015
Gross margin	538,857	569,929	378,820

Selling, general and administrative	440,597	495,267	359,629
Impairment charges	11,862	12,704	584
Gain on sale of route businesses, net	(22,335)	(9,440)	—
Other (income)/expense, net	(407)	993	6,524
Income before interest and income taxes	109,140	70,405	12,083

Interest expense, net	9,487	10,560	3,921
Income before income taxes	99,653	59,845	8,162

Income tax expense	40,143	21,104	5,631
Net income	59,510	38,741	2,531
Net income attributable to noncontrolling interests, net of income tax of $263, $322 and $4, respectively	425	483	19
Net income attributable to Snyder’s-Lance, Inc.	$59,085	$38,258	$2,512

Basic earnings per share	$0.86	$0.57	$0.07
Weighted average shares outstanding – basic	68,382	67,400	34,128

Diluted earnings per share	$0.85	$0.56	$0.07
Weighted average shares outstanding – diluted	69,215	68,478	34,348

Cash dividends declared per share	$0.64	$0.64	$4.39
See Notes to consolidated financial statements.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
For the Fiscal Years Ended December 29, 2012, December 31, 2011 and January 1, 2011

(in thousands)	2012	2011	2010
Net income	$59,510	$38,741	$2,531

Net unrealized (losses)/gains on derivative instruments, net of income tax*	(372)	382	700
Foreign currency translation adjustment	1,771	(1,767)	3,611
Total other comprehensive income	1,399	(1,385)	4,311

Total comprehensive income	60,909	37,356	6,842
Comprehensive income attributable to noncontrolling interests, net of income tax of $263, $322 and $4, respectively	425	483	19
Total comprehensive income attributable to Snyder’s-Lance, Inc.	$60,484	$36,873	$6,823
* See Note 11 to the consolidated financial statements for amounts realized in net income.
See Notes to consolidated financial statements.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 29, 2012 and December 31, 2011

(in thousands, except share data)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$9,276	$20,841
Accounts receivable, net of allowances of $2,159 and $1,884, respectively	141,862	143,238
Inventories	118,256	106,261
Income tax receivable	—	18,119
Deferred income taxes	11,625	21,042
Assets held for sale	11,038	57,822
Prepaid expenses and other current assets	28,676	20,705
Total current assets	320,733	388,028

Noncurrent assets:
Fixed assets, net	331,385	313,043
Goodwill	540,389	367,853
Other intangible assets, net	531,735	376,062
Other noncurrent assets	22,490	21,804
Total assets	$1,746,732	$1,466,790

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$20,462	$4,256
Accounts payable	52,753	52,930
Accrued compensation	31,037	29,248
Accrued profit-sharing and retirement plans	354	9,249
Accrual for casualty insurance claims	4,779	6,957
Accrued selling and promotional costs	16,240	21,465
Income tax payable	1,263	—
Other payables and accrued liabilities	27,735	31,041
Total current liabilities	154,623	155,146

Noncurrent liabilities:
Long-term debt	514,587	253,939
Deferred income taxes	176,037	196,244
Accrual for casualty insurance claims	9,759	7,724
Other noncurrent liabilities	19,551	15,146
Total liabilities	874,557	628,199

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $0.83 1/3 par value. Authorized 75,000,000 shares; 68,863,974 and 67,820,798 shares outstanding, respectively	57,384	56,515
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; no shares outstanding	—	—
Additional paid-in capital	746,155	730,338
Retained earnings	50,847	35,539
Accumulated other comprehensive income	15,118	13,719
Total Snyder’s-Lance, Inc. stockholders’ equity	869,504	836,111
Noncontrolling interests	2,671	2,480
Total stockholders’ equity	872,175	838,591
Total liabilities and stockholders’ equity	$1,746,732	$1,466,790

See Notes to consolidated financial statements.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
For the Fiscal Years Ended December 29, 2012, December 31, 2011 and January 1, 2011

(in thousands, except share and per share data)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interests	Total
Balance, December 26, 2009	32,093,193	$26,743	$60,829	$180,145	$10,793	$—	$278,510
Total comprehensive income				2,512	4,311	19	6,842
Stock issued in connection with Merger	32,652,949	27,209	649,002				676,211
Noncontrolling interests assumed in Merger						4,008	4,008
Dividends paid to stockholders ($4.39 per share)				(142,458)			(142,458)
Amortization of non-qualified stock options			3,665				3,665
Equity-based incentive reclassified to a liability plan			(4,199)				(4,199)
Restricted stock units settled in common stock, net of repurchases	172,650	144	(3,551)				(3,407)
Stock options exercised, including $3,199 tax benefit	1,456,615	1,214	11,888				13,102
Issuance and amortization of restricted stock, net of cancellations	97,279	81	7,372				7,453
Repurchases of common stock	(135,879)	(113)	(2,999)				(3,112)
Balance, January 1, 2011	66,336,807	$55,278	$722,007	$40,199	$15,104	$4,027	$836,615
Total comprehensive income				38,258	(1,385)	483	37,356
Acquisition of remaining interest in Melisi Snacks, Inc.			(1,157)			(2,343)	(3,500)
Dividends paid to noncontrolling interests						(281)	(281)
Dividends paid to stockholders ($0.64 per share)				(42,918)			(42,918)
Purchase price adjustments						594	594
Amortization of non-qualified stock options			1,372				1,372
Stock options exercised, including $49 tax benefit	1,295,589	1,080	7,111				8,191
Issuance and amortization of restricted stock, net of cancellations	188,402	157	1,005				1,162
Balance, December 31, 2011	67,820,798	$56,515	$730,338	$35,539	$13,719	$2,480	$838,591
Total comprehensive income				59,085	1,399	425	60,909
Dividends paid to noncontrolling interests						(234)	(234)
Dividends paid to stockholders ($0.64 per share)				(43,777)			(43,777)
Amortization of non-qualified stock options			2,132				2,132
Stock options exercised, including $2,618 tax benefit	908,751	757	11,571				12,328
Issuance and amortization of restricted stock, net of cancellations	149,291	124	2,437				2,561
Repurchases of common stock	(14,866)	(12)	(323)				(335)
Balance, December 29, 2012	68,863,974	$57,384	$746,155	$50,847	$15,118	$2,671	$872,175
See Notes to consolidated financial statements.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Fiscal Years Ended December 29, 2012, December 31, 2011 and January 1, 2011

(in thousands)	2012	2011	2010
Operating activities:
Net income	$59,510	$38,741	$2,531
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	53,764	55,337	40,100
Stock-based compensation expense	4,693	2,535	19,524
Loss on sale of fixed assets, net	597	1,851	682
Gain on sale of route businesses	(22,335)	(9,440)	—
Impairment charges	11,862	12,704	584
Change in vacation plan	—	(9,916)	—
Deferred income taxes	(15,279)	6,026	18,228
Provision for doubtful accounts	1,479	402	2,649
Changes in operating assets and liabilities, excluding business acquisitions and foreign currency translation adjustments:
Accounts receivable	9,869	(15,773)	4,376
Inventory	(2,598)	(8,680)	7,496
Other current assets	19,496	17,022	(30,885)
Accounts payable	(5,393)	11,665	(6,032)
Other accrued liabilities	(18,539)	12,585	(19,562)
Other noncurrent assets	(103)	(2,882)	2,519
Other noncurrent liabilities	(4,255)	(649)	2,234
Net cash provided by operating activities	92,768	111,528	44,444

Investing activities:
Purchases of fixed assets	(80,304)	(57,726)	(33,347)
Purchases of route businesses	(28,523)	(31,418)	—
Proceeds from sale of fixed assets	9,324	4,351	2,731
Proceeds from sale of route businesses	93,896	42,294	—
Proceeds from sale of investments	1,444	960	—
Proceeds from federal grant for solar farm	—	4,212	—
Business acquisitions, net of cash acquired	(344,181)	(15,394)	96,336
Net cash (used in)/provided by investing activities	(348,344)	(52,721)	65,720

Financing activities:
Dividends paid to stockholders	(43,777)	(42,918)	(142,458)
Dividends paid to noncontrolling interests	(234)	(281)	—
Acquisition of remaining interest in Melisi Snacks, Inc.	—	(3,500)	—
Debt issuance costs	(2,028)	—	—
Issuances of common stock	9,710	8,142	9,903
Excess tax benefits from stock-based compensation	2,618	49	3,199
Repurchases of common stock	(335)	—	(6,519)
Repayments of long-term debt	(2,476)	(62,309)	—
Proceeds from long-term debt	325,211	—	—
Net (repayments)/proceeds from existing credit facilities	(44,841)	35,098	47,762
Net cash provided by/(used in) financing activities	243,848	(65,719)	(88,113)

Effect of exchange rate changes on cash	163	(124)	408

(Decrease)/increase in cash and cash equivalents	(11,565)	(7,036)	22,459
Cash and cash equivalents at beginning of fiscal year	20,841	27,877	5,418
Cash and cash equivalents at end of fiscal year	$9,276	$20,841	$27,877

Non-cash investing activities:
Common stock and options issued for business combinations	$—	$—	$676,211

Supplemental information:
Cash paid for income taxes, net of refunds of $12,591, $7,375 and $23, respectively	$33,554	$2,364	$12,208
Cash paid for interest	$10,533	$11,341	$6,391
See Notes to consolidated financial statements.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
For the Fiscal Years Ended December 29, 2012, December 31, 2011 and January 1, 2011
NOTE 1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Operations
We operate in one business segment: the manufacturing, distribution, marketing and sale of snack food products. We manufacture products including pretzels, sandwich crackers, kettle chips, pretzel crackers, cookies, potato chips, tortilla chips, other salty snacks, sugar wafers, nuts and restaurant style crackers. In addition, we purchase certain cakes, meat snacks, candy and other partner brand products for resale in order to broaden our product offerings for our network of independent business owners ("IBO"). Products are packaged in various single-serve, multi-pack and family-size configurations.
We sell and distribute branded products to retailers through our nationwide distribution network using IBOs, company-owned routes, third party distributors and our direct sales organization. Our branded products are principally sold under the Snyder’s of Hanover®, Lance®, Cape Cod®, Pretzel Crisps®, Krunchers!®, Jays®, Tom’s®, Archway®, Grande®, Stella D’oro®, O-Ke-Doke®, EatSmart® and Padrinos® brands. Partner brands consist of other third-party brands that we sell through IBOs and company-owned routes in our distribution network. We sell private brand products directly to retailers and distributors using certain store brands or our own control brands, such as Brent & Sam’s®, Vista® and Delicious®. In addition, we contract with other branded food manufacturers to produce their products and periodically sell certain semi-finished goods to other manufacturers.
We distribute snack food products throughout the United States using a direct-store-delivery (“DSD”) network of approximately 3,000 distribution routes, most of which are serviced by IBOs and others that are company-owned. During 2011, we began the process of converting the vast majority of our company-owned routes to an IBO distribution structure in order to better position our distribution network to serve retailers. We completed this project in 2012 and most of our DSD network is now serviced by IBOs. We also ship products directly to distributors who operate in areas where we do not have DSD routes and other direct customers using third-party carriers or our own transportation fleet throughout North America.
Through our distribution network, we sell our branded and partner brand products to grocery/mass merchandisers, convenience stores, club stores, discount stores, food service establishments and various other customers including drug stores, schools, military and government facilities and “up and down the street” outlets such as recreational facilities, offices and other independent retailers. Private brand customers include grocery/mass merchandisers and discount stores. We also contract with other branded food manufacturers to manufacture their products.
Our corporate headquarters is located in Charlotte, North Carolina, with an additional administrative office in Hanover, Pennsylvania. We have manufacturing operations in Charlotte, North Carolina; Hanover, Pennsylvania; Goodyear, Arizona; Burlington, Iowa; Columbus, Georgia; Jeffersonville, Indiana; Hyannis, Massachusetts; Perry, Florida; Ashland, Ohio; Cambridge, Ontario and Guelph, Ontario.
During the fourth quarter of 2012, we made the decision to close our Cambridge, Ontario manufacturing facility in May 2013 in order to consolidate the operations of our two Canadian manufacturing facilities.
Principles of Consolidation
Lance, Inc. (“Lance”) and Snyder’s of Hanover, Inc. (“Snyder’s”) completed their merger (“Merger”) on December 6, 2010, and Lance’s name was changed to Snyder’s-Lance, Inc. The full year 2012 and 2011 results reflect the results and operations of the combined company, while the respective period for 2010 reflects only the results and operations of Lance until the date of the Merger. See Note 4 for additional information regarding integration activities associated with the Merger. The accompanying consolidated financial statements include the accounts of Snyder’s-Lance, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.
Noncontrolling Interests
We own 51% of Patriot Snacks Real Estate, LLC (“Patriot”) and consolidate its balance sheet and operating results into our consolidated financial statements. The remaining 49% is owned by an employee. We own 80% of Michaud Distributors, Inc. (“Michaud”) which distributes our products in the northeastern United States, and consolidate its balance sheet and operating results into our consolidated financial statements. The remaining 20% is owned by two employees. Noncontrolling interests are classified in equity, with the consolidated net income adjusted to include the net income attributed to the noncontrolling interest.
During 2011, we acquired the remaining ownership interest in Melisi Snacks, Inc. for $3.5 million, increasing our total ownership to 100%. Prior to this acquisition, which was completed in the second and third quarters of 2011, we had an 80% ownership interest in Melisi Snacks, Inc. which we acquired in the Merger.

Reclassifications
Certain prior year amounts shown in the consolidated financial statements have been reclassified for consistent presentation. These reclassifications had no impact on net income, financial position or cash flows.
Revenue Recognition
Our policy on revenue recognition varies based on the types of products sold and the distribution method. We recognize revenue when title and risk of loss passes to our customers. Allowances for sales returns, stale products, promotions and discounts are also recorded as reductions of revenue in the consolidated financial statements.
Revenue for products sold to our IBOs in our DSD network is recognized when the IBO purchases the inventory from our warehouses. Revenue for products sold to retailers through our company-owned routes in our DSD network is recognized when the product is delivered to the customer. Our sales representatives create an invoice at time of delivery using a handheld computer. These invoices are transmitted electronically each day and revenue is recognized.
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
We record certain reductions to revenue for promotional allowances. There are several different types of promotional allowances such as off-invoice allowances, rebates and shelf space allowances. An off-invoice allowance is a reduction of the sales price that is directly deducted from the invoice amount. We record the amount of the deduction as a reduction to revenue when the transaction occurs. Rebates are offered to retailers based on the quantity of product purchased over a period of time. Based on the nature of these allowances, the exact amount of the rebate is not known at the time the product is sold to the customer. An estimate of the expected rebate amount is recorded as a reduction to revenue at the time of the sale and a corresponding accrued liability is recorded. The accrued liability is monitored throughout the time period covered by the promotion. The accrued liability is based on historical information and the progress of the customer against the target amount. We also record certain allowances for coupon redemptions, scan-back promotions and other promotional activities as a reduction to revenue. The accrued liabilities for these allowances are monitored throughout the time period covered by the coupon or promotion.
Shelf space allowances are capitalized and amortized over the lesser of the life of the agreement or up to a maximum of three years and recorded as a reduction to revenue. Capitalized shelf space allowances are evaluated for impairment on an ongoing basis.
Fiscal Year
On September 30, 2010, the Board of Directors approved a change in our fiscal year end from the last Saturday of December to the Saturday nearest to December 31. This change made the fiscal year ended January 1, 2011, a 53-week year compared to 52-week years for the fiscal years ended December 29, 2012, and December 31, 2011.
Use of Estimates
Preparing the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include customer returns and promotions, allowances for doubtful accounts, inventory valuations, useful lives of fixed assets and related impairment, long-term investments, hedge transactions, intangible asset valuations, incentive compensation, income taxes, self-insurance, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.
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
We measure our derivative instruments at fair value using Level 2 inputs. See Note 11 for more information. There were no changes among the levels during 2012.
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
We permanently reinvest earnings from our Canadian subsidiary. As of December 29, 2012, $8.2 million of our cash and cash equivalents balance is held by our Canadian subsidiary and cannot be repatriated without unfavorable tax consequences.
Inventories
The principal raw materials used in the manufacturing of our snack food products are flour, vegetable oil, sugar, potatoes, peanuts, other nuts, cheese, cocoa and seasonings. The principal supplies used are flexible film, cartons, trays, boxes and bags. Inventories are valued at the lower of cost or market using the first-out (FIFO) method.
We may enter into various forward purchase agreements and derivative financial instruments to reduce the impact of volatility in raw material ingredient prices. As of December 29, 2012 and December 31, 2011, we had no outstanding commodity futures contracts or other derivative contracts related to raw materials.
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
Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets or asset groups are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets or asset groups exceeds the fair value of the assets or asset groups. Assets held for sale are reported at the lower of the carrying amount or fair value less cost to sell.
Route Intangible Gains/Losses
A significant amount of route intangible assets were acquired in the Merger. During 2012 and 2011, as part of the conversion to an independent business owner distribution system, many routes have been purchased and sold. Gains and losses on sales of routes are recorded based on the difference between the sales price of the route and carrying value plus associated goodwill. Goodwill associated with the sale of a route is determined based on the relative value of the route in comparison with the value of the entire company.

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
Income Taxes
Our effective tax rate is based on the level and mix of income of our separate legal entities, statutory tax rates, business credits available in the various jurisdictions in which we operate and permanent tax differences. Significant judgment is required in evaluating tax positions that affect the annual tax rate. Unrecognized tax benefits for uncertain tax positions are established when, despite the fact that the tax return positions are supportable, we believe these positions may be challenged and the results are uncertain. We adjust these liabilities in light of changing facts and circumstances, such as the progress of a tax audit.
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
Employee and Non-Employee Stock-Based Compensation Arrangements
We account for option awards based on the fair value-method using the Black-Scholes model. The following assumptions were used to determine the weighted average fair value of options granted during the years ended December 29, 2012, December 31, 2011 and January 1, 2011.

	2012	2011	2010
Assumptions used in Black-Scholes pricing model:
Expected dividend yield	2.86%	3.68%	2.91%
Risk-free interest rate	1.13%	2.69%	2.77%
Weighted average expected life	6.0 years	6.7 years	6.1 years
Expected volatility	30.59%	30.34%	27.27%
Weighted average fair value per share of options granted	$4.83	$3.83	$4.81
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
Self-Insurance Reserves
We maintain reserves for the self-funded portions of employee medical insurance benefits. The employer’s portion of employee medical claims is limited by stop-loss insurance coverage each year to $0.3 million per person. The accrual for incurred but not reported medical insurance claims declined slightly from $4.5 million in 2011 to $4.4 million in 2012.
We maintain self-insurance reserves for workers’ compensation and auto liability for individual losses up to the deductible which ranges from $0.3 million to $0.5 million per individual loss. In addition, certain general and product liability claims are self-funded for individual losses up to the $0.1 million insurance deductible. Claims in excess of the deductible are fully insured up to $100 million per individual claim. We evaluate input from a third-party actuary in the estimation of the casualty insurance obligation on an annual basis. In determining the ultimate loss and reserve requirements, we use various actuarial assumptions including compensation trends, healthcare cost trends and discount rates. We also use historical information for claims frequency and severity in order to establish loss development factors. The estimate of discounted loss reserves ranged from $14.2 million to $16.9 million in 2012. In 2011, the estimate of discounted loss reserves ranged from $14.2 million to $17.9 million.

During 2012 and 2011, we determined that the best estimate of our outstanding liability was the midpoint in the range. Accordingly, we selected the midpoint of the range as our estimated liability. In addition, we kept the discount rate constant at 1.5% from 2011 to 2012 based on projected investment returns over the estimated future payout period.
In December 2010, we assumed a liability for workers’ compensation relating to claims that had originated prior to 1992 and been insured by a third-party insurance company. Due to the uncertainty of that insurer’s ability to continue paying claims, we entered into an agreement where we assumed the full liability of insurance claims under the pre-existing workers’ compensation policies. The net liability for these claims was $2.2 million and $2.1 million for 2012 and 2011, respectively.
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
Diluted earnings per share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. Dilutive potential shares were 832,000 in 2012, 1,078,000 in 2011 and 220,000 in 2010. Anti-dilutive shares are excluded from the dilutive earnings calculation. There were no anti-dilutive shares in 2012, 20,000 in 2011 and none in 2010. No adjustment to reported net income is required when computing diluted earnings per share.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs included in selling, general and administrative expenses on the Consolidated Statements of Income were $23.1 million, $20.1 million and $5.0 million during 2012, 2011 and 2010, respectively.
Shipping and Handling Costs
We do not bill customers separately for shipping and handling of product. These costs are included as part of selling, general and administrative expenses on the Consolidated Statements of Income. For the years ended December 29, 2012, December 31, 2011 and January 1, 2011, shipping and handling costs were $109.2 million, $106.8 million and $78.8 million, respectively.
Foreign Currency Translation
All assets and liabilities of our Canadian subsidiary are translated into U.S. dollars using current exchange rates and income statement items are translated using the average exchange rates during the period. The translation adjustment is presented as a component of accumulated other comprehensive income. Gains and losses on foreign currency transactions are included in other income/expense, net in the Consolidated Statements of Income.
Vacation Plan Change
During 2011, as part of the Merger integration, we transitioned to a standard vacation plan for the merged company. Due to this change, we recorded a $9.9 million reduction in the vacation accrual, of which $4.9 million was recorded as a reduction in cost of sales and $5.0 million was recorded as a reduction in selling, general and administrative expense.
NOTE 2.  NEW ACCOUNTING STANDARDS
In July 2012, the FASB issued new impairment testing requirements for indefinite-lived intangible assets. Under the updated standard an entity would first perform a qualitative impairment test for indefinite-lived intangible assets to determine whether a quantitative assessment is necessary. The requirements are effective for annual and interim impairment tests for fiscal years beginning after September 15, 2012. The Company adopted the requirements during fiscal year 2012, but elected to continue to perform a quantitative impairment analysis for our indefinite-lived intangibles.
NOTE 3. BUSINESS ACQUISITIONS
2012 Acquisition
On October 11, 2012, we completed the acquisition of all of the issued and outstanding shares and membership interests of Snack Factory, LLC and certain affiliates ("Snack Factory"), for $343.4 million. The results of Snack Factory's operations since the acquisition date are included in the Company’s consolidated financial statements as of and for the year ended December 29, 2012, which included approximately $27.3 million of net revenue and an additional $0.02 in diluted earnings per share after reduction for additional amortization and interest expense associated with the transaction.
Snack Factory develops, markets and distributes snack food products under the Pretzel Crisps® brand name. The acquisition provides us with a fourth core brand that we believe has strong growth potential.

The transaction has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date.
The following table summarizes the preliminary allocation of assets acquired and liabilities assumed as part of the acquisition:

(in thousands)	Purchase Price Allocation
Cash and cash equivalents	$1,184
Accounts receivable	9,803
Inventories	9,374
Prepaid expenses and other current assets	217
Fixed assets	28
Goodwill	171,334
Other intangible assets	163,200
Total assets acquired	$355,140

Accounts payable	$5,188
Other current liabilities	1,882
Deferred income tax liability	4,686
Total liabilities assumed	$11,756

Net assets acquired	$343,384
Of the $163.2 million of acquired intangible assets, $79.1 million was assigned to customer relationships, $8.6 million was assigned to patents and $0.1 million was assigned to non-compete agreements, and will be amortized over 20 years, 11 years and 2 years, respectively. The remaining acquired intangible assets of $75.4 million were assigned to trademarks, which is not subject to amortization. The fair value of the majority of assets acquired is deductible for income tax purposes.
The registration of our trademark, Pretzel Crisps® is being challenged in proceedings pending before The United States Patent and Trademark Office. We continue to vigorously defend this trademark registration and do not expect the results of this proceeding to materially affect the consolidated financial statements.
We incurred pre-tax acquisition-related transaction and other costs in 2012 totaling $1.8 million, included within selling, general and administrative expenses on the Consolidated Statements of Income. Additionally, debt issuance costs associated with the new $325 million term loan used to fund the acquisition of $2.0 million were deferred and are being amortized over the four year term of the loan. See Note 10 for additional information regarding the new term loan.
The following unaudited pro forma consolidated financial information has been prepared as if the acquisition of Snack Factory had taken place at the beginning of 2011. The unaudited pro forma results include estimates and assumptions regarding increased amortization of intangible assets related to the acquisition, increased interest expense related to debt acquired in order to fund the acquisition and the related tax effects. Pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated, or that may result in the future for various reasons including the potential impact of revenue and cost synergies on the business.

(in thousands, except per share data)	2012	2011
Net revenue	$1,701,955	$1,705,163
Income before interest and income taxes	117,757	72,593
Net income attributable to Snyder's-Lance, Inc.	61,481	35,476
Weighted average diluted shares	69,215	68,478
Diluted earnings per share	$0.89	$0.52

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
2010 Merger of Equals
On December 6, 2010, Lance, Inc. and Snyder’s of Hanover, Inc. completed a merger (“Merger”) to create Snyder’s-Lance, Inc. Our discussion of integration activities associated with the Merger is included in Note 4 to the consolidated financial statements.
The following unaudited pro forma consolidated financial information has been prepared as if the Merger between Lance and Snyder’s had taken place at the beginning of 2010. The unaudited pro forma results include estimates and assumptions regarding increased amortization of intangible assets related to the Merger, increased interest expense related to cash paid for Merger-related expenses and the related tax effects. However, pro forma results are not necessarily indicative of the results that would have occurred if the Merger had occurred on the date indicated, or that may result in the future for various reasons including the potential impact of revenue and cost synergies on the business. Proforma results for the year ended January 1, 2011 were as follows:

(in thousands, except per share data)	2010
Net revenue	$1,585,208
Income before interest and income taxes	87,574
Net income attributable to Snyder's-Lance, Inc.	49,409
Weighted average diluted shares	65,863
Diluted earnings per share	$0.75
NOTE 4.  INTEGRATION ACTIVITIES
During the years ended December 29, 2012, and December 31, 2011, we incurred $3.5 million and $18.5 million, respectively, in severance costs and professional fees related to the Merger and integration activities, which are included in selling, general and administrative expenses on the Consolidated Statements of Income. Additionally, we incurred $0.3 million and $1.1 million during the years ended December 29, 2012, and December 31, 2011, respectively, in severance costs and professional fees related to the Merger and integration activities, which are included in cost of sales on the Consolidated Statements of Income. For the years ended December 29, 2012, and December 31, 2011, we recorded net gains of $22.3 million and $9.4 million, respectively, from the sale of route businesses, most of which were associated with the conversion to an IBO distribution structure.
During the year ended January 1, 2011, we incurred Merger-related transaction and other costs totaling $37.9 million, of which $2.4 million were included in cost of sales, $35.2 million in selling, general and administrative, $0.2 million in other income/expense, net and $0.1 million in interest expense, net.
During the fourth quarter of 2012, we made the decision to close our Cambridge, Ontario manufacturing facility in order to consolidate the operations of our two Canadian manufacturing facilities. In conjunction with this decision, severance expenses of $2.3 million were recorded in cost of sales and asset impairments of $2.5 million were recorded in impairment charges in the Consolidated Statements of Income. The asset impairment charges were associated with the manufacturing equipment that will no longer be necessary when the facility closes in May 2013. In order to determine the fair market value of this equipment, we reviewed market pricing for similar assets from external sources. In addition, during the third quarter of 2012, we made the decision to close our Greenville, TX distribution facility. Severance, lease termination costs and losses on the disposal of fixed assets totaling $0.8 million were recorded in conjunction with the closing of this facility during the year ended December 29, 2012.
In the fourth quarter of 2011, we announced the closing of the Corsicana, Texas manufacturing facility and recorded an associated impairment charge of $2.3 million during the year ended December 31, 2011. In conjunction with the closure of the facility, many of the assets were relocated to other manufacturing locations throughout the Company. Expenses incurred as part of the relocation process were $2.0 million for the year ended December 29, 2012, and were included in cost of sales in the Consolidated Statements of Income. The land and building in Corsicana, Texas remain in assets held for sale in the Consolidated Balance Sheets at $1.9 million at December 29, 2012.
During the year ended December 31, 2011, we recorded $10.1 million of impairment charges in the Consolidated Statements of Income related to the decision to sell route trucks prior to the end of their useful lives. As of December 29, 2012, we have $0.2 million, net of impairment, in route trucks that remain classified as assets held for sale in the Consolidated Balance Sheets.

NOTE 5.  STOCK-BASED COMPENSATION
Total equity-based incentive expense recorded in the Consolidated Statements of Income was $4.7 million, $2.5 million and $19.5 million for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively. The increase in compensation expense from 2011 to 2012 was due to the issuance of additional stock options and restricted stock under the long-term incentive plan. The decrease in compensation expense from 2010 to 2011 was primarily due to the Merger, as most outstanding shares vested upon the change in control.
In addition, we recorded $2.1 million and $1.4 million in incentive compensation expense for a performance-based cash incentive plan for the years ended December 29, 2012, and December 31, 2011, respectively. The increase in compensation expense from 2011 to 2012 was due to the issuance of additional performance-based cash incentives under the long-term incentive plan.
Key Employee Incentive Plans
On May 3, 2012, at the Annual Meeting of Stockholders, the 2012 Key Employee Incentive Plan (the “Plan”) was approved. The Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock and performance equity awards, and expires in May 2018. The plan also authorizes other awards denominated in monetary units or shares of common stock payable in cash or shares of common stock. The Plan provides for up to an additional 3.0 million securities available for future issuance, of which only 0.7 million can be restricted stock or performance shares. As of December 29, 2012, there were approximately 0.7 million of restricted stock and 2.3 million of other securities available for future issuance under the Plan.
Long-term Incentive Plans
Under our long-term incentive plan, approximately 150 key employees are granted performance-based cash awards, non-qualified stock options, and restricted stock. The amount of awards issued to employees is approved by the Board of Directors. Activity for each type of award granted is discussed below.
Performance-Based Incentive Plans
Performance-based cash awards vest over a three year period subsequent to issuance and are accounted for as liability awards. At December 29, 2012, and December 31, 2011, the accrual for these awards was $3.5 million and $1.4 million, respectively.
Prior to the Merger in 2010, we granted long-term performance-based incentive plans that were accounted for as liability share-based payment plans. For these awards, once certain performance-based measures were attained, the related liabilities were converted into equity instruments. As part of the change in control in 2010, all liability share-based payment plans were paid in the form of cash at 100%, totaling $3.2 million. There were no issuances of these liability share-based payment plans in 2012 or 2011, and no liability was outstanding at December 29, 2012 or December 31, 2011.
Employee Stock Options
As of December 29, 2012, there was $3.8 million of unrecognized compensation expense related to outstanding stock options compared with $3.7 million as of December 31, 2011. In 2010, the vesting of options outstanding at the Merger date was accelerated in connection with the change in control, resulting in additional expense of $2.1 million. Cash received from option exercises during 2012, 2011 and 2010 was $9.7 million, $8.1 million and $9.9 million, respectively. The benefit realized for the tax deductions from option exercises was $2.6 million, $0.1 million and $3.2 million, respectively, during 2012, 2011 and 2010. The total intrinsic value of stock options exercised during 2012, 2011 and 2010 was $13.1 million, $17.2 million and $22.5 million, respectively.
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
Stock options become exercisable in periods ranging up to five years after the grant date. The option price, which equals the fair market value of our common stock at the date of grant, ranges from $1.78 to $23.18 per share for the outstanding options as of December 29, 2012. The weighted average exercise price of exercisable options was $14.80 as of December 29, 2012.

	Options Outstanding	Outstanding Weighted Average Exercise Price	Options Exercisable
Balance at December 31, 2011	3,375,457	$12.58	2,146,153
Granted	534,994	22.41
Exercised	(904,751)	10.69
Expired/forfeited	(63,053)	19.57
Balance at December 29, 2012	2,942,647	$14.80	1,496,237
Weighted average contractual term (in years)	7.0		5.3
Aggregate intrinsic value (in millions)	$26.1		$18.5
Employee Restricted Stock
As of December 29, 2012 and December 31, 2011, there was $2.8 million and $1.9 million in unrecognized compensation expense related to restricted stock, respectively.
The changes in restricted stock awards outstanding for the year ended December 29, 2012 are as follows:

	Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2011	152,402	$17.44
Granted	123,867	22.41
Exercised/vested	(42,685)	17.39
Expired/forfeited	(10,576)	19.64
Balance at December 29, 2012	223,008	$20.11
The deferred portion of these restricted shares is included in the Consolidated Balance Sheets as additional paid-in capital. The weighted average grant date fair value for awards granted during 2012, 2011 and 2010 was $22.41, $17.45 and $21.49, respectively.
Non-Employee Director Stock Option Plan
In 1995, we adopted a Non-qualified Stock Option Plan for Non-Employee Directors ("Director Plan"). The Director Plan requires among other things that the options are not exercisable unless the optionee remains available to serve as a director until the first anniversary of the date of grant, except that the initial option shall be exercisable after six months. The options under this plan vest on the first anniversary of the date of grant. Options granted under the Director Plan expire ten years from the date of grant. After December 28, 2002, there were no awards made under this plan. There were no options outstanding at December 29, 2012.

	Options Outstanding	Weighted Average Exercise Price	Options Exercisable
Balance at December 31, 2011	4,000	$13.61	4,000
Granted	—	—
Exercised	(4,000)	13.61
Expired/forfeited	—	—
Balance at December 29, 2012	—	$—	—
Non-Employee Director Restricted Stock Awards
In 2008, we adopted the Lance, Inc. 2008 Director Stock Plan (“2008 Director Plan”). The 2008 Director Plan is intended to attract and retain persons of exceptional ability to serve as Directors and to further align the interests of Directors and stockholders in enhancing the value of our common stock and to encourage such Directors to remain with and to devote their best efforts to the Company. The Board of Directors reserved 200,000 shares of common stock for issuance under the 2008 Director Plan. This number is subject to adjustment in the event of stock dividends and splits, recapitalizations and similar transactions. The 2008 Director Plan is administered by the Board of Directors and expires in April 2013. As of December 29, 2012, there were 56,000 shares available for future issuance under the 2008 Director Plan.

In 2012, we awarded 36,000 shares of common stock to our directors, at a grant date fair value of $25.19 and subject to certain vesting restrictions. During 2011 and 2010, we awarded 36,000 and 32,000 shares of common stock to our directors with grant date fair values of $21.67 and $18.02, respectively. Compensation costs associated with these restricted shares are amortized over the vesting or service period, at which time the earned portion is charged against current earnings. The deferred portion of these restricted shares is included in the Consolidated Balance Sheets as additional paid-in capital.
Employee Stock Purchase Plan
We have an employee stock purchase plan under which shares of common stock are purchased on the open market with employee and employer contributions. The plan provides for the Company to contribute an amount equal to 10% of the employees’ contributions. We contributed $0.1 million to the employee stock purchase plan during 2012 and less than $0.1 million in each of 2011 and 2010.
2010 Change in Control
The Merger triggered a “change in control” event in 2010 as a result of our stockholders approval of the issuance of shares in connection with the Merger. The majority of our incentive plans have a change in control provision, resulting in the acceleration of vesting in incentive plan awards. In addition, these equity incentive plans contain provisions that permit outstanding equity compensation awards to be equitably adjusted in the event of a special cash dividend. Accordingly, the exercise prices of stock option awards outstanding at the Merger date were reduced by $2.27 to reflect the change in the market price of the options prior to and on the ex-dividend date.
NOTE 6. INVESTMENTS
We own a noncontrolling equity interest in Late July Snacks LLC (“Late July”), an organic snack food company. This investment is reflected in other noncurrent assets on the Consolidated Balance Sheets. During 2012, equity method losses were less than $0.1 million while in 2011 and 2010 equity method losses were approximately $0.1 million and $0.2 million, respectively, and have been recorded in other income/expense, net on the Consolidated Statements of Income. We also manufacture products for Late July. Contract manufacturing revenue was approximately $4.3 million, $4.5 million and $3.9 million during 2012, 2011 and 2010, respectively. Accounts receivable due from Late July totaled $0.5 million and $0.4 million at December 29, 2012 and December 31, 2011, respectively.
As of December 29, 2012 and December 31, 2011, we had $4.6 million and $7.0 million, respectively, in long-term investments consisting of limited partnerships and real estate investment trusts. During the fourth quarter of 2012, we sold one of these investments for approximately $1.4 million resulting in an immaterial gain. During the first quarter of 2011, one of these investments was sold for approximately $1.0 million resulting in an immaterial loss. Since our ownership interests are less than 5%, these investments are recorded at cost and adjusted for impairments considered other than temporary. Distributions received are recorded as either a return of capital or as investment income.
NOTE 7. INVENTORIES
Inventories as of December 29, 2012 and December 31, 2011 consisted of the following:

(in thousands)	2012	2011
Finished goods	$74,627	$60,488
Raw materials	19,307	19,968
Maintenance parts, packaging and supplies	24,322	25,805
Total inventories	$118,256	$106,261
The increase in finished goods inventory from 2011 to 2012 was primarily due to the acquisition of Snack Factory, which accounted for $11.7 million of the finished goods inventory at December 29, 2012.

NOTE 8.  FIXED ASSETS
Fixed assets as of December 29, 2012 and December 31, 2011 consisted of the following:

(in thousands)	2012	2011
Land and land improvements	$28,432	$28,842
Buildings and building improvements	135,065	133,769
Machinery, equipment and computer systems	416,412	406,701
Trucks and automobiles	31,907	50,725
Furniture and fixtures	12,158	10,573
Construction in progress	41,257	14,339
	$665,231	$644,949
Accumulated depreciation	(331,053)	(328,648)
	334,178	316,301
Fixed assets held for sale	(2,793)	(3,258)
Fixed assets, net	$331,385	$313,043
Depreciation expense related to fixed assets was $47.9 million during 2012, $51.3 million during 2011 and $39.1 million during 2010.
During the year ended December 29, 2012, $4.3 million in fixed asset impairment charges were recorded. The impairment charges recognized were primarily related to machinery and equipment located at the Cambridge, Ontario manufacturing facility which is closing in May 2013. Fixed asset impairment charges were $12.7 million for the year ended December 31, 2011, and $0.6 million for the year ended January 1, 2011.
The land and building in Corsicana, Texas make up the majority of fixed assets held for sale in the Consolidated Balance Sheets as of December 29, 2012. As of December 31, 2011, fixed assets held for sale consisted primarily of route trucks for sale in connection with the IBO conversion.
NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the fiscal years ended December 29, 2012 and December 31, 2011, are as follows:

(in thousands)	Carrying Amount
Balance as of January 1, 2011	$376,281
Purchase price adjustments	2,267
Business acquisitions (see Note 3)	10,074
Goodwill acquired in the purchase of route businesses	8,810
Goodwill attributable to the sale of route businesses	(11,812)
Goodwill allocated to route businesses held for sale	(16,774)
Change in foreign currency exchange rate	(993)
Balance as of December 31, 2011	$367,853
Business acquisitions (see Note 3)	172,338
Goodwill acquired in the purchase of route businesses	7,478
Goodwill attributable to the sale of route businesses	(22,764)
Change in goodwill allocated to route businesses held for sale	14,449
Change in foreign currency exchange rate	1,035
Balance as of Balance as of December 29, 2012	$540,389

As of December 29, 2012 and December 31, 2011, acquired intangible assets consisted of the following:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of December 29, 2012:
Customer and contractual relationships – amortized	$148,956	$(10,524)	$138,432
Non-compete agreement – amortized	100	(10)	90
Reacquired rights – amortized	3,100	(544)	2,556
Patents – amortized	8,600	(165)	8,435
Routes – unamortized	20,161	—	20,161
Trademarks – unamortized	362,587	(526)	362,061
Balance as of December 29, 2012	$543,504	$(11,769)	$531,735

As of December 31, 2011:
Customer relationships – amortized	$69,468	$(5,252)	$64,216
Non-compete agreement – amortized	500	(500)	—
Reacquired rights – amortized	3,100	(156)	2,944
Routes – unamortized	14,641	—	14,641
Trademarks – unamortized	294,787	(526)	294,261
Balance as of December 31, 2011	$382,496	$(6,434)	$376,062
Intangible assets subject to amortization are being amortized over a weighted average useful life of 18.1 years. The intangible assets related to customer and contractual relationships are being amortized over a weighted average useful life of 18.8 years and will be amortized through October 2032. The intangible assets related to patents are being amortized over 11 years and reacquired rights are being amortized over 8 years. Amortization expense related to intangibles was $5.8 million, $4.1 million and $1.0 million for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively. We estimate that annual amortization expense for these intangible assets will be approximately $9.7 million per year for 2013 and 2014, $9.5 million for 2015, $9.4 million for 2016 and $9.1 million for 2017.
In the fourth quarter of 2012, we completed the acquisition of Snack Factory. Of the $343.4 million purchase price, $171.3 million was allocated to goodwill, $75.4 million to indefinite-lived trademarks, $79.1 million to customer relationships which are being amortized over 20 years, $8.6 million to patents which are being amortized over 11 years and $0.1 million to a non-compete agreement which is being amortized over 2 years. See Note 3 for additional information related to the acquisition.
Routes and trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. Although not amortized, they are reviewed for impairment as conditions change or at least on an annual basis. In 2012, we incurred $7.6 million in impairment charges on two of our trademarks. This impairment was necessary as the Company made a decision to replace a portion of the sales of these branded products with other, more recognizable, brands in our portfolio. While our annual impairment testing did not result in any additional impairment, there continue to be certain trademarks, including the two which were partially impaired, that have a fair value which approximates the book value. Any changes in the use of these trademarks or the sales volumes of the associated products could result in an impairment charge. In addition, the trademark acquired in the Snack Factory acquisition will require significant revenue growth in future years in order to maintain its current fair value. Although we believe this rate of revenue growth is reasonable, any reduction in growth or growth expectations could result in impairment of the associated trademark.
The fair value of trademarks measured on a nonrecurring basis, classified as Level 3, represents certain trademarks which were impaired in the fourth quarter, reducing their book value to fair value. The fair value determinations were made using the relief- from-royalty method under the income approach, which requires us to estimate unobservable factors such as a royalty rate and discount rate and identify relevant projected revenues. The fair value of these trademarks was $8.0 million at December 29, 2012.

The changes in the carrying amount of routes for the fiscal years ended December 29, 2012 and December 31, 2011, are as follows:

(in thousands)	Carrying Amount
Balance of routes as of January 1, 2011	$50,485
Purchases of route businesses, exclusive of goodwill acquired	22,988
Sales of route businesses	(21,042)
Routes allocated to assets held for sale	(37,790)
Balance of routes as of December 31, 2011	14,641
Purchases of route businesses, exclusive of goodwill acquired	21,463
Sales of route businesses	(48,797)
Change in routes allocated to assets held for sale	32,854
Balance of routes as of December 29, 2012	$20,161
Routes and associated goodwill allocated to assets held for sale represent assets available for sale in their present condition and for which actions to complete a sale have been initiated. As of December 29, 2012, $4.9 million of route intangibles and $2.3 million of goodwill are included in assets held for sale in the Consolidated Balance Sheets. As of December 31, 2011, $37.8 million in route intangibles and $16.8 million of goodwill were included in assets held for sale.
NOTE 10. LONG-TERM DEBT
Debt outstanding as of December 29, 2012 and December 31, 2011 consisted of the following:

(in thousands)	2012	2011
Unsecured U.S. term loan due September 2016, interest payable based on the 30-day Eurodollar rate, plus an applicable margin of 1.70% (Average rate of 1.91% at December 29, 2012, including applicable margin)	$325,000	$—
Unsecured U.S. Dollar-denominated revolving credit facility due December 7, 2015, interest payable based on the weighted-average 30-day Eurodollar rate, plus applicable margin of 1.30% (Average rate of 1.63% at December 29, 2012, including applicable margin)	100,000	145,000
Private placement senior notes with $100 million due June 2017, interest payable based on fixed rate of 5.72%, including a fair value adjustment of $4.7 million, net of amortization since the merger date	104,664	105,705
Secured bank loan due October 2015, interest payable based on 1-month LIBOR plus applicable margin of 0.35% (0.56% at December 29, 2012, including applicable margin)	3,341	4,416
Secured bank loan due November 2013, interest payable based on 1-month LIBOR plus applicable margin of 0.85% (1.06% at December 29, 2012, including applicable margin)	917	1,917
Revolving equipment credit facility due May 2013, interest payable based on the 1-month LIBOR plus applicable margin of 2.00% (2.21% at December 29, 2012, including applicable margin)	1,127	968
Various unsecured loans due 2012, interest payable based on various fixed and variable rates ranging from 5.13% to 8.00%	—	159
Other	—	30
Total debt	535,049	258,195
Less current portion of long-term debt	(20,462)	(4,256)
Total long-term debt	$514,587	$253,939
A new unsecured term loan ("Term Loan") of $325 million that matures in September 2016 was entered into to fund the acquisition of Snack Factory. The Term Loan has covenants that are no more restrictive than our current outstanding loan agreements. The Term Loan requires quarterly principal payments of approximately $4.1 million and incurs interest based on the 30-day Eurodollar rate plus the applicable margin between 1.00% and 1.70%. The applicable margin is dependent upon our total debt to EBITDA ratio and begins at 1.70%. Debt issuance costs associated with the Term Loan of $2.0 million were deferred and are being amortized over the four year life of the loan.
Annual aggregate long-term debt maturities are: $20.5 million in 2013; $18.5 million in 2014; $118.3 million in 2015; $277.3 million in 2016; $100.4 million in 2017; and $0 million thereafter.

Our existing credit agreement allows us to make revolving credit borrowings of up to $265 million through December 2015. As of December 29, 2012 and December 31, 2011, we had available $165 million and $120 million, respectively, of unused credit facilities. Under certain circumstances and subject to certain conditions, we have the option to increase available credit under the credit agreement by up to $100 million during the life of the facility. The applicable margin is determined by certain financial ratios. The credit agreement also requires us to pay a facility fee on the entire $265 million revolver ranging from 0.175% to 0.350% based on certain financial ratios.
Including the effect of interest rate swap agreements, the weighted average interest rate for 2012 and 2011 was 2.70% and 3.80%, respectively. See Note 11 for further information on our interest rate swap agreements.
The credit agreement requires us to comply with certain defined covenants, such as a maximum debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio of 3.25, or 3.50 for four consecutive periods following a material acquisition, and a minimum interest coverage ratio of 2.50. At December 29, 2012, our debt to EBITDA ratio was 3.1, and our interest coverage ratio was 11.1. In addition, our revolving credit agreement restricts our payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $200 million. As of December 29, 2012, our consolidated stockholders’ equity was $872.2 million. We were in compliance with these covenants at December 29, 2012. The private placement agreement for $100 million of senior notes assumed as part of the Merger has provisions no more restrictive than the revolving credit agreement. Total interest expense under all credit agreements for 2012, 2011 and 2010 was $9.7 million, $10.7 million and $3.9 million, respectively.
The fair value of outstanding debt, including current maturities, was approximately $544 million and $269 million for December 29, 2012 and December 31, 2011, respectively. The Level 2 fair value estimates were based on similar debt with the same maturities, company credit rating and interest rates.
NOTE 11. DERIVATIVE INSTRUMENTS
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
The fair value of the derivative instrument asset/(liability) in the Consolidated Balance Sheets using Level 2 inputs as of December 29, 2012 and December 31, 2011 is as follows:

(in thousands)	Balance Sheet Location	2012	2011
Interest rate swaps	Other payables and accrued liabilities	$(15)	$—
Interest rate swaps	Other noncurrent liabilities	(1,575)	(1,309)
Foreign currency forwards	Prepaid expenses and other current assets	—	126
Total fair value of derivative instruments		$(1,590)	$(1,183)
Interest Rate Swaps
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable-rate debt. The fair value of interest rate swaps is determined utilizing a market approach model using the notional amount of the interest rate swaps and the observable inputs of time to maturity and interest rates. The notional amount of the interest rate swaps designated as hedging instruments as of December 29, 2012 and December 31, 2011 was $54.3 million and $56.3 million, respectively.
In October 2011, we entered into an interest rate swap agreement on $50 million of debt in order to fix the interest rate at 1.32%, plus applicable margin, through November 2015. The applicable margin on December 29, 2012, was 1.30%. The fair value of the interest rate swap liability was $1.4 million at December 29, 2012 and $0.9 million at December 31, 2011.
We assumed interest rate swaps with a remaining notional amount of $4.3 million in connection with the Merger, which are used to manage the exposure to changing interest rates, through October 2015. The fair value of the interest rate swap liabilities was $0.2 million at December 29, 2012 and $0.4 million at December 31, 2011.
While these swaps fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $0.8 million lower without these swaps during 2012. These swaps are accounted for as cash flow hedges.
Foreign Currency Forwards
We have exposure to foreign exchange rate fluctuations through the operations of our Canadian subsidiary. A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of its costs, such as raw materials and direct labor, are denominated in Canadian dollars. We enter into derivative forward contracts to mitigate a portion of this foreign exchange rate exposure. These contracts matured in December 2012. The fair value of the forward contracts was determined utilizing a market approach model using the notional amount of the foreign currency forwards and the observable inputs of time to maturity and exchange rates. The notional amount for foreign currency forwards decreased to zero at December 29, 2012, from $18.1 million at December 31, 2011, due to the maturity of the contracts.
The pre-tax income/(expense) effect of derivative instruments on the Consolidated Statements of Income for the years ended December 29, 2012 and December 31, 2011 is as follows:

(in thousands)	Income Statement Location	2012	2011
Interest rate swaps	Interest expense, net	$(753)	$(2,300)
Foreign currency forwards	Net revenue	631	201
Foreign currency forwards	Other income/expense, net	(48)	(29)
Total net pre-tax expense from derivative instruments		$(170)	$(2,128)
The changes in unrealized losses, net of income tax, included in other comprehensive income due to fluctuations in interest rates and foreign exchange rates for the years ended December 29, 2012 and December 31, 2011 were as follows:

	Gain/(Loss)
(in thousands)	2012	2011
Interest rate swaps	$(463)	$768
Foreign currency forwards	(126)	(130)
Total change in unrealized losses from derivative instruments, net of income tax (effective portion)	$(589)	$638
NOTE 12. INCOME TAXES
Income tax expense for the years ended December 29, 2012, December 31, 2011 and January 1, 2011 consists of the following:

(in thousands)	2012	2011	2010
Current:
Federal	$47,055	$10,109	$(11,491)
State and other	6,934	3,124	(2,101)
Foreign	1,433	1,845	995
	$55,422	$15,078	$(12,597)
Deferred:
Federal	$(13,939)	$11,787	$17,144
State and other	(1,144)	(5,494)	799
Foreign	(196)	(267)	285
	$(15,279)	$6,026	$18,228
Income tax expense	$40,143	$21,104	$5,631
During 2011, the Company undertook a comprehensive restructuring of the legal entities within the Snyder’s-Lance consolidated group to align the legal entity structure with the Company’s business. As a result of this restructuring, our net deferred tax liability is expected to reverse at a state rate which is lower than the rate at which the liabilities were established. This resulted in a benefit recorded to our deferred state tax expense in 2011.

Reconciliations of the federal income tax rate to our effective income tax rate for the years ended December 29, 2012, December 31, 2011 and January 1, 2011 are as follows:

	2012	2011	2010
Statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	3.8%	(2.5)%	(10.4)%
Net favorable foreign income taxes as a result of tax adjustments and tax rate differences	(0.5)%	(0.8)%	(3.9)%
Non-deductible goodwill on sale of route businesses	4.8%	4.7%	—%
Other merger transaction costs	—%	—%	42.7%
Non-deductible compensation	—%	—%	9.6%
Deduction for inventory contributions	(0.1)%	(0.3)%	(3.6)%
Credit for research activities and propane fuel	(0.1)%	(2.0)%	(3.3)%
Meals and entertainment	0.6%	0.9%	3.6%
IRC Section 199 deduction	(2.2)%	(1.1)%	(5.5)%
Change in uncertain tax positions	(0.1)%	2.3%	0.1%
Miscellaneous items, net	(0.9)%	(0.9)%	4.7%
Effective income tax rate	40.3%	35.3%	69.0%
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 29, 2012 and December 31, 2011, are presented below:

(in thousands)	2012	2011
Deferred tax assets:
Reserves for employee compensation, deductible when paid for income tax purposes, accrued for financial reporting purposes	$13,022	$16,562
Reserves for insurance claims, deductible when paid for income tax purposes, accrued for financial reporting purposes	4,716	2,495
Other reserves, deductible when paid for income tax purposes, accrued for financial reporting purposes	3,626	4,361
Unrealized losses, deductible when realized for income tax purposes, included in other comprehensive income	552	334
Basis difference in fixed rate debt	2,474	2,814
Basis difference in noncurrent investments	2,289	1,485
Inventories, principally due to additional costs capitalized for income tax purposes	3,085	2,218
Net state and foreign operating loss and tax credit carryforwards	4,855	4,023
Total gross deferred tax assets	$34,619	$34,292
Less valuation allowance	(485)	(408)
Net deferred tax assets	$34,134	$33,884
Deferred tax liabilities:
Fixed assets, principally due to differences in depreciation, net of impairment reserves	$(59,515)	$(78,714)
Intangible assets, principally due to differences in amortization and acquisition basis differences	(135,841)	(126,762)
Inventories, principally due to change in method of accounting for inventory	(647)	(1,827)
Prepaid expenses and other costs deductible for tax, amortized for financial reporting purposes	(2,543)	(1,783)
Total gross deferred tax liabilities	$(198,546)	$(209,086)

Deferred income taxes	$(164,412)	$(175,202)

In the year ended December 29, 2012, we recorded a valuation allowance of $0.3 million against certain state net operating losses not expected to be utilized prior to expiration and released a valuation allowance of $0.2 million against certain state tax credits that expired prior to utilization. In the year ended December 31, 2011, we recorded a valuation allowance against certain state tax credits that we do not expect to utilize under the new legal entity structure of approximately $0.4 million.
As of December 29, 2012, we have approximately $7.0 million of state tax loss carryforwards available to offset future taxable income in various jurisdictions. These loss carryforwards expire at various times between 2017 and 2032. We believe it is more likely than not that most of these loss carryforwards will be realized through future taxable income or tax planning strategies. However, there are certain state tax loss carryforwards for which a valuation allowance of $0.3 million was established during 2012, because these losses are not expected to be utilized prior to their expiration.
As of December 29, 2012, we have approximately $0.2 million of state tax credits available to offset future tax in various jurisdictions. These credit carryforwards expire at various times between 2013 and 2021. Because it is more likely than not that these credits will not be utilized, we have recorded a valuation allowance against these credits. As of December 31, 2011, the credits and offsetting valuation allowance were $0.4 million. The amount of credit and offsetting valuation allowance decreased by $0.2 million during 2012 to $0.2 million as of December 29, 2012.
Our effective tax rate is based on the level and mix of income of our separate legal entities, statutory tax rates, business credits available in the various jurisdictions in which we operate and permanent tax differences. Significant judgment is required in evaluating tax positions that affect the annual tax rate. The effective income tax rate continues to be higher than the statutory rate primarily due to a higher taxable gain on the sale of route businesses as a result of non-deductible goodwill.
Income before income taxes from our Canadian operations for 2012, 2011 and 2010 was $4.9 million, $5.9 million and $4.6 million, respectively. Cumulative undistributed foreign earnings for which U.S. taxes have not been provided are included in consolidated retained earnings in the amount of $8.1 million at December 29, 2012 ($4.4 million at December 31, 2011). These earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes are required. It is not practicable to determine the amount of unrecognized deferred tax liability related to the unremitted earnings.
We have recorded gross unrecognized tax benefits as of December 29, 2012 totaling $6.0 million and related interest and penalties of $2.3 million in other noncurrent liabilities on the Consolidated Balance Sheets. Of this total amount, $6.7 million would affect the effective tax rate if subsequently recognized. We expect that certain income tax audits will be settled and various tax authorities’ statutes of limitations will expire during the next twelve months resulting in a potential $2.1 million reduction of the unrecognized tax benefit amount. We classify interest and penalties associated with income tax positions within income tax expense. We have open years for income tax audit purposes in our major taxing jurisdictions according to statutes as follows:

Jurisdiction	Open Years
U.S. federal	2008 and forward
Canada federal	2007 and forward
Ontario provincial	2005 and forward
North Carolina	2009 and forward
New York	2007 and forward
Illinois	2008 and forward
A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows:

(in thousands)	Amount
Balance at January 1, 2011	$3,850
Additions for tax positions taken during the current period	1,817
Additions for tax positions recorded in purchase accounting	1,219
Reductions resulting from settlements	(389)
Reductions resulting from a lapse of the statute of limitations	(358)
Balance at December 31, 2011	$6,139
Additions for tax positions taken during the current period	655
Reductions resulting from a lapse of the statute of limitations	(763)
Balance at December 29, 2012	$6,031

NOTE 13. POSTRETIREMENT BENEFIT PLANS
Beginning in 2012, all Snyder’s-Lance, Inc. employees were eligible to participate in one common, company-wide defined contribution retirement plan. This 401(k) plan replaced the plans referenced below and provides participants with matching contributions equal to 100% of the first 4% of qualified wages and 50% of the next 1% of qualified wages. Total expenses associated with this employee retirement plan were $11.0 million in 2012.
During fiscal years 2011 and 2010, we had a defined contribution retirement plan (known as the Lance, Inc. Profit-Sharing “PSR” and 401(k) Retirement Saving Plan) that covered substantially all of our employees. The PSR portion of the plan provided contributions equal to 3.25% of qualified wages if a participant had less than ten years of service, and 3.5% of qualified wages if over ten years of service. The 401(k) portion of the plan provided participants with matching contributions equal to 50% of the participant contributions on the first 5% of qualified wages. We also had a defined contribution retirement plan (known as the Snyder’s of Hanover, Inc. Contributory Retirement Plan 401(k) Plan). All of Snyder’s full-time and part-time employees were eligible to participate in this plan, which provided participants with matching contributions equal to 70% of the first 6% of qualified wages. Total expenses for these employee retirement plans were $11.7 million and $9.7 million in 2011 and 2010, respectively.
NOTE 14.  COMMITMENTS AND CONTINGENCIES
Contractual Obligations
We have entered into contractual agreements providing severance benefits to certain key employees in the event of a change in control. Commitments under these agreements totaled $8.5 million and $8.7 million at December 29, 2012 and December 31, 2011, respectively.
We have entered into contractual agreements providing severance benefits to certain key employees in the event of termination without cause. Commitments under these agreements were $8.0 million and $7.5 million as of December 29, 2012 and December 31, 2011, respectively. The maximum aggregate unrecognized commitment for both the change in control and severance agreements as of December 29, 2012 and December 31, 2011 was $12.7 million and $16.2 million, respectively. In addition, our long-term incentive plans have change in control provisions which would result in $8.9 million of additional compensation expense in the event of a change in control on December 29, 2012.
We lease certain facilities and equipment under contracts classified as operating leases. Total rental expense was $23.9 million in 2012, $22.0 million in 2011 and $9.8 million in 2010.
Future minimum lease commitments for operating leases at December 29, 2012 were as follows:

(in thousands)	Amount
2013	$16,657
2014	13,890
2015	10,534
2016	6,865
2017	4,287
Thereafter	5,992
Total operating lease commitments	$58,225
We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $18.9 million as of December 29, 2012 and $16.1 million as of December 31, 2011.
In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Purchase commitments for inventory totaled $202.0 million as of December 29, 2012. We currently contract from approximately three to twelve months in advance for all major ingredients and packaging.
Guarantees
We currently guarantee loans made to IBOs by third party financial institutions for the purchase of distribution routes and trucks. The outstanding aggregate balance on these loans was approximately $109.7 million as of December 29, 2012 compared to approximately $40.6 million as of December 31, 2011. The significant increase in the number of guaranteed loans is due to the IBO conversion. The annual maximum amount of future payments we could be required to make under the guarantee equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the routes and trucks for which the loans are made. Accordingly, we have the ability to recover substantially all of the outstanding loan value upon default, and we have not recorded any liability associated with this guarantee.
Legal Matters
On January 19, 2012, a purported class action was filed in the United States District Court for the District of New Jersey by Joseph A. McPeak individually and allegedly on behalf of other similarly situated individuals against S-L Distribution Company, Inc., a subsidiary of the Company. The complaint alleges a single cause of action for damages for violations of New Jersey’s Franchise Practices Protection Act. The Company's motion to dismiss the Plaintiff's complaint was granted on December 20, 2012, but the Court permitted the Plaintiff to file a motion to amend his complaint. The Plaintiff filed a motion to amend on January 5, 2013, and the Company filed an objection. The Court denied the Plaintiff's motion to amend as the Plaintiff had appealed. The Company intends to vigorously defend this action.
In addition, we are currently subject to various lawsuits and environmental matters arising in the normal course of business. In our opinion, such claims should not have a material effect upon our consolidated financial statements taken as a whole.
NOTE 15.  RELATED PARTY TRANSACTIONS
We own 51% of Patriot Snacks Real Estate, LLC (“Patriot”) and consolidate its balance sheet and operating results into our consolidated financial statements. The remaining 49% is owned by an employee.
We own 80% of Michaud Distributors, Inc. (“Michaud”), which distributes our products in the northeastern United States, and consolidate its balance sheet and operating results into our consolidated financial statements. The remaining 20% is owned by two employees. As of December 29, 2012, we have notes receivable from stockholders and employees of Michaud of $0.2 million compared to $0.3 million as of December 31, 2011. The notes are unsecured, due upon demand, and bear interest at the best rate available to Michaud by its primary commercial lenders.
In 2010, as required by the Merger agreement, Snyder’s split dollar life insurance policies were purchased by irrevocable trusts for $2.4 million. The grantors of these trusts are directors of the Company. There were no gains or losses realized by the Company as a result of this transaction.
ARWCO Corporation, MAW Associates, LP and Warehime Enterprises, Inc. are significantly owned or controlled by the Chairman of the Board of Snyder’s-Lance, Inc. or direct family members. Among other unrelated business activities, these entities provide financing to IBOs for the purchase of trucks and routes. We have entered into loan service agreements with these related parties that allow us to repurchase certain distribution assets in the event an IBO defaults on a loan with the related party. We are required to repurchase the assets 30 days after default at the value as defined in the loan service agreement which should approximate fair market value. As of December 29, 2012, there were outstanding loans made to IBOs by the related parties of approximately $37.0 million. This compared to $35.5 million in loans outstanding as of December 31, 2011. Our Chairman of the Board also serves as an officer and/or director of these entities. Transactions with these related parties are primarily related to the collection and remittance of loan payments on notes receivable held by the affiliates. We are reimbursed for certain overhead and administrative services associated with the services provided to these related parties. The receivables from, payables to and administrative fee from these entities are not significant for any period presented.
One of our directors, C. Peter Carlucci, Jr., is a member of Eckert Seamans Cherin & Mellott, LLC (“Eckert”), which serves as one of our outside legal firms. There were $0.2 million in payments made to Eckert for the year ended December 29, 2012, and $0.3 million for the year ended December 31, 2011.
NOTE 16. OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income presented in the Consolidated Balance Sheets as of December 29, 2012 and December 31, 2011 consists of the following:

(in thousands)	2012	2011
Foreign currency translation adjustment	$15,960	$14,189
Net unrealized loss on derivative instruments, net of tax	(842)	(470)
Accumulated other comprehensive income	$15,118	$13,719
Income taxes on the foreign currency translation adjustment in other comprehensive income are not recognized because the earnings are intended to be indefinitely reinvested in those operations.

NOTE 17. SEGMENT REPORTING
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
Net revenues by product category are as follows:

(in thousands)	2012	2011	2010
Branded	$955,540	$943,222	$569,501
Partner brands	283,124	283,417	19,510
Private brands	291,084	312,532	303,166
Other	88,886	95,865	87,658
Net revenue	$1,618,634	$1,635,036	$979,835
NOTE 18. GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS
Geographic Information
Substantially all of our sales are to U.S. customers. Revenues are attributable to the United States and Canada based on the country in which the product is produced. Net revenues by country for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, are as follows:

(in thousands)	2012	2011	2010
Country:
United States	$1,564,338	$1,582,967	$929,653
Canada	54,296	52,069	50,182
Net revenue	$1,618,634	$1,635,036	$979,835
Long-lived assets, comprised of fixed assets, goodwill, other intangible assets and other noncurrent assets, located in the United States and Canada as of December 29, 2012 and December 31, 2011, are as follows:

(in thousands)	2012	2011
Country:
United States	$1,368,836	$1,021,501
Canada	57,163	57,261
Total	$1,425,999	$1,078,762
Significant Customers
Sales to our largest retailer, Wal-Mart Stores, Inc., were approximately 18% of net revenues in both 2012 and 2011, and 23% of net revenues in 2010. The decrease in the percentage of revenue attributable to Wal-Mart Stores, Inc. relative to 2010 was driven by the Merger. In addition, third-party distributors, which account for approximately 14% of sales, purchase and resell our products to retailers including Wal-Mart Stores, Inc. thereby increasing our sales attributable to Wal-Mart Stores, Inc. by an amount we are unable to estimate. Accounts receivable at December 29, 2012 and December 31, 2011, included receivables from Wal-Mart Stores, Inc. totaling $25.9 million and $24.8 million, respectively.

NOTE 19.  INTERIM FINANCIAL INFORMATION (UNAUDITED)
A summary of interim financial information follows:

(in thousands, except per share data)	2012 Interim Period Ended
	March 31 (13 Weeks)	June 30 (13 Weeks)	September 29 (13 Weeks)	December 29 (13 Weeks)
Net revenue	$392,843	$399,400	$406,565	$419,826
Cost of sales (1)	265,460	267,482	269,626	277,209
Gross margin	127,383	131,918	136,939	142,617
Selling, general and administrative (2)	110,703	107,649	106,512	115,733
Impairment charges	—	127	80	11,655
Gain on sale of route businesses, net	(9,287)	(10,882)	(1,427)	(739)
Other (income)/expense, net	(89)	(572)	537	(283)
Income before interest and income taxes	26,056	35,596	31,237	16,251
Interest expense, net	2,263	2,303	1,692	3,229
Income before income taxes	23,793	33,293	29,545	13,022
Income tax expense	9,469	13,828	11,634	5,212
Net income	14,324	19,465	17,911	7,810
Net income attributable to noncontrolling interests	111	140	146	28
Net income attributable to Snyder’s-Lance, Inc.	$14,213	$19,325	$17,765	$7,782
Net income/(loss) per common share – basic	$0.21	$0.28	$0.26	$0.11
Weighted average shares outstanding – basic	67,912	68,294	68,598	68,725
Net income/(loss) per common share – diluted	$0.21	$0.28	$0.26	$0.11
Weighted average shares outstanding – diluted	69,053	69,319	69,526	69,586
Dividends declared per common share	$0.16	$0.16	$0.16	$0.16

(in thousands, except per share data)	2011 Interim Period Ended
	April 2 (13 Weeks)	July 2 (13 Weeks)	October 1 (13 Weeks)	December 31 (13 Weeks)
Net revenue	$388,471	$412,541	$421,897	$412,127
Cost of sales (3)	247,299	268,904	280,892	268,012
Gross margin	141,172	143,637	141,005	144,115
Selling, general and administrative (4)	120,905	137,134	126,816	110,412
Impairment charges	—	10,119	—	2,585
Gain on sale of route businesses, net	(89)	(237)	(3,462)	(5,652)
Other expense/(income), net	128	263	(779)	1,381
Income/(loss) before interest and income taxes	20,228	(3,642)	18,430	35,389
Interest expense, net	2,660	2,367	3,037	2,496
Income/(loss) before income taxes	17,568	(6,009)	15,393	32,893
Income tax expense/(benefit)	6,525	(2,303)	6,608	10,274
Net income/(loss)	11,043	(3,706)	8,785	22,619
Net income attributable to noncontrolling interests	194	142	(45)	192
Net income attributable to Snyder’s-Lance, Inc.	$10,849	$(3,848)	$8,830	$22,427
Net income/(loss) per common share – basic	$0.16	$(0.06)	$0.13	$0.33
Weighted average shares outstanding – basic	66,732	67,365	67,706	67,798
Net income/(loss) per common share – diluted	$0.16	$(0.06)	$0.13	$0.33
Weighted average shares outstanding – diluted	68,060	67,365	68,787	68,882
Dividends declared per common share	$0.16	$0.16	$0.16	$0.16

Footnotes:

(1)
During the fourth quarter, we incurred severance costs and professional fees related to Merger and integration activities of $0.3 million. The fourth quarter also includes $2.3 million of severance expense related to the closing of our Cambridge, Ontario manufacturing facility. We also incurred expenses related to the closing of our Corsicana, Texas manufacturing facility of $1.4 million and $0.6 million in the first and second quarters, respectively.

(2)
We incurred severance costs and professional fees related to Merger and integration activities of $1.5 million, $0.2 million, $0.2 million and $1.6 million in the first, second, third and fourth quarters, respectively. The third quarter also includes $0.6 million in severance related to the closing of our Greenville, TX distribution facility. We also incurred expenses associated with the acquisition of Snack Factory of $0.5 million and $1.3 million in the third and fourth quarters, respectively.

(3)
We incurred severance costs and professional fees related to Merger and integration activities of $1.1 million in the fourth quarter. Additionally, during the fourth quarter, we recorded a $4.9 million reduction in expense related to our transition to a standard vacation plan for the merged company.

(4)
We incurred severance costs and professional fees related to Merger and integration activities of $1.6 million, $13.2 million, $3.4 million and $0.3 million in the first, second, third and fourth quarters, respectively. During the fourth quarter, we also recorded a $5.0 million reduction in expense related to our transition to a standard vacation plan for the merged company.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 29, 2012, December 31, 2011 and January 1, 2011

(in thousands)	Beginning Balance	Additions/(Reductions) to Expense or Other Accounts	Deductions	Ending Balance
Fiscal year ended December 29, 2012:
Allowance for doubtful accounts	$1,884	1,479	(1,204)	$2,159
Deferred tax asset valuation allowance	$408	305	(228)	$485
Fiscal year ended December 31, 2011:
Allowance for doubtful accounts	$2,899	402	(1,417)	$1,884
Deferred tax asset valuation allowance	$500	408	(500)	$408
Fiscal year ended January 1, 2011:
Allowance for doubtful accounts	$972	2,649	(722)	$2,899
Deferred tax asset valuation allowance	$193	307 *	—	$500
* Represents $452 assumed from the Merger with Snyder’s, offset by $145 reduction to expense.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Snyder’s-Lance, Inc.:
We have audited the accompanying consolidated balance sheets of Snyder’s-Lance, Inc. (the Company) as of December 29, 2012 and December 31, 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 29, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule “Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2012 and December 31, 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 29, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Charlotte, North Carolina
February 25, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Snyder’s-Lance, Inc.:
We have audited Snyder’s-Lance, Inc.’s (the Company) internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control – Integrated Framework issued by COSO.
The Company acquired Snack Factory on October 11, 2012, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 29, 2012, Snack Factory's internal control over financial reporting associated with total assets and net revenues of 20.4% and 1.7%, respectively, included in the consolidated financial statements of the Company as of and for the year ended December 29, 2012. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Snack Factory.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 29, 2012 and December 31, 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 29, 2012, and our report dated February 25, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Charlotte, North Carolina
February 25, 2013

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
Management assessed the effectiveness of internal control over financial reporting as of December 29, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 29, 2012. Our evaluation did not include the internal controls over financial reporting of Snack Factory, which was acquired on October 11, 2012. Total assets and net revenues for the acquisition represent 20.4% and 1.7%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended December 29, 2012.
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
As of the end of the period covered by this report, and pursuant to Rule 13a – 15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a – 15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 29, 2012.
Our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2012. See page 51 for “Management’s Report on Internal Control over Financial Reporting.” Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. The report of the independent registered public accounting firm appears on page 50.
There have been no changes in our internal control over financial reporting during the quarter ended December 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information
Not applicable.

PART III
Items 10 through 14 are incorporated by reference to the sections captioned Security Ownership of Principal Stockholders and Management, Proposal 1—Election of Directors, Corporate Governance, Compensation Committee Interlocks and Insider Participation, Compensation Committee Report, Equity Compensation Plan Information, Director Compensation, Executive Compensation, Related Person Transactions and Ratification of Selection of Independent Public Accounting Firm in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2013 and Item X in Part I of this Annual Report captioned Executive Officers of the Registrant.
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
2.3    Stock and Membership Interest Purchase Agreement, dated as of September 3, 2012, by and among Snack Factory, LLC, Princeton Vanguard, LLC, VMG Snack Factory Blocker, Inc., The Snack Factory, LLC, VMG Tax-Exempt, L.P., VMG Equity Partners GP, L.P., S-L Snacks National, LLC, and Snyder's-Lance, Inc., incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on October 17, 2012 (File No. 0-398).

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
10.11     Snyder's-Lance, Inc. 2012 Key Employee Incentive Plan, incorporated herein by reference to Annex A attached to the Registrant's Definitive Proxy Statement filed on March 28, 2012 (File No. 0-398).
10.12     Snyder's-Lance, Inc. 2012 Associate Stock Purchase Plan, incorporated herein by reference to Annex B attached to the Registrant's Definitive Proxy Statement filed on March 28, 2012 (File No. 0-398).
10.13    Snyder’s of Hanover, Inc. Non-Qualified Stock Option Plan, as amended and restated effective January 2, 2005, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No.1 on Form S-8 to Form S-4 filed on December 8, 2010 (File No. 0-398).
10.14    Amendment No. 1 to the Snyder’s of Hanover, Inc. Non-Qualified Stock Option Plan, effective as of December 6, 2010, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Post-Effective Amendment No.1 on Form S-8 to Form S-4 filed on December 8, 2010 (File No. 0-398).

10.15*    Amended and Restated Snyder's-Lance, Inc. Compensation Deferral Plan, dated as of January 1, 2012, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 0-398).
10.16*    Amended and Restated Snyder's of Hanover Executive Deferred Compensation Plan, dated as of October 1, 2005, incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 0-398).
10.17*    Snyder’s-Lance, Inc. 2011 Annual Performance Incentive Plan for Officers, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2011 (File No. 0-398).
10.18*    Snyder’s-Lance, Inc. 2011 Three-Year Performance Incentive Plan for Officers and Key Managers, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2011 (File No. 0-398).
10.19*    Snyder's-Lance, Inc. Long-Term Performance Incentive Plan for Officers and Key Managers, dated as of February 8, 2012, incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 0-398).
10.20*    Snyder's-Lance, Inc. Annual Performance Incentive Plan for Officers, dated as of February 8, 2012, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 0-398).
10.21*    Executive Employment Agreement dated May 11, 2005 between the Registrant and David V. Singer, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2005 (File No. 0-398).
10.22*    Executive Employment Agreement Amendment dated April 24, 2008 between the Registrant and David V. Singer, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 28, 2008 (File No. 0-398).
10.23*    Amended and Restated Compensation and Benefits Assurance Agreement dated April 24, 2008 between the Registrant and David V. Singer, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 28, 2008 (File No. 0-398).
10.24*    Form of Amended and Restated Compensation and Benefits Assurance Agreement between the Registrant and each of Rick D. Puckett and Blake W. Thompson, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 28, 2008 (File No. 0-398).
10.25*    Retention and Amendment Agreement, effective as of February 21, 2011, between the Registrant and Rick D. Puckett, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2011 (File No. 0-398).
10.26*    Severance, Release and Amendment to Compensation Benefits Assurance Agreement, dated as of August 19, 2011, between the Registrant and Blake W. Thompson, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2011 (File No. 0-398).
10.27*    Form of Executive Severance Agreement between the Registrant and each of Rick D. Puckett, Blake W. Thompson and Margaret E. Wicklund, incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (File No. 0-398).
10.28*    Form of Executive Severance Agreement between the Registrant and each of Carl E. Lee, Jr. and Kevin P. Henry, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2011 (File No. 0-398).
10.29*    President Relocation Benefits Letter, dated April 9, 2012, between the Registrant and Carl E. Lee, Jr., incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 0-398).
10.30*    Chairman of the Board Compensation Letter, dated February 9, 2012, between the Registrant and Michael A. Warehime, incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 0-398).

10.31    Credit Agreement, dated as of October 20, 2006, among the Registrant, Tamming Foods, Ltd., Bank of America, National Association, Wachovia Capital Markets, LLC and the other lenders named therein, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006 (File No. 0-398).
10.32    First Amendment, dated March 19, 2010, to the Credit Agreement dated as of October 20, 2006, among the Registrant, Tamming Foods, Ltd., Bank of America, National Association, Wells Fargo Securities, LLC (formerly Wachovia Capital Markets, LLC) and the other lenders named therein, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 27, 2010 (File No. 0-398).
10.33    Second Amendment, dated December 7, 2010, to the Credit Agreement dated as of October 20, 2006, among the Registrant, Tamming Foods, Ltd., Bank of America, National Association, Wells Fargo Securities, LLC (formerly Wachovia Capital Markets, LLC) and the other lenders named therein, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 13, 2010 (File No. 0-398).
10.34    Credit Agreement, dated as of December 7, 2010, among the Registrant, each of the lenders named therein, Bank of America, National Association, as administrative agent and issuing lender, and JP Morgan Chase Bank, N.A. and Manufacturers and Traders Trust Company, as co-syndication agents, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 13, 2010 (File No. 0-398).
10.35    Term Loan Credit Agreement, dated as of September 26, 2012, among the Registrant, each of the lenders named therein, Bank of America, N.A., as administrative agent, and Manufacturers and Traders Trust Company, as syndication agent, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 2, 2012 (File No. 0-398).
10.36    Amendment No. 1 to the Term Loan Credit Agreement, dated as of October 1, 2012, among the Registrant, Bank of America, N.A., in its capacity as administrative agent for the lenders, and each of the requisite lenders pursuant to the terms of the Credit Agreement, incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 2, 2012 (File No. 0-398).
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

101
The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the consolidated financial statements.

________________________________________
* Management contract.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNYDER’S-LANCE, INC.

Dated: February 25, 2013	By:	/s/ David V. Singer
David V. Singer
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ David V. Singer	Chief Executive Officer (Principal	February 25, 2013
David V. Singer	Executive Officer) and Director

/s/ Carl E. Lee, Jr.	President and Chief Operating Officer	February 25, 2013
Carl E. Lee, Jr.	and Director

/s/ Rick D. Puckett	Executive Vice President, Chief	February 25, 2013
Rick D. Puckett	Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Margaret E. Wicklund	Vice President, Corporate Controller	February 25, 2013
Margaret E. Wicklund	and Assistant Secretary (Principal
Accounting Officer)

/s/ Michael A. Warehime	Chairman of the Board of Directors	February 25, 2013
Michael A. Warehime

/s/ W. J. Prezzano	Lead Independent Director	February 25, 2013
W. J. Prezzano

/s/ Jeffrey A. Atkins	Director	February 25, 2013
Jeffrey A. Atkins

/s/ Peter P. Brubaker	Director	February 25, 2013
Peter P. Brubaker

/s/ C. Peter Carlucci, Jr.	Director	February 25, 2013
C. Peter Carlucci, Jr.

/s/ John E. Denton	Director	February 25, 2013
John E. Denton

/s/ James W. Johnston	Director	February 25, 2013
James W. Johnston

/s/ Dan C. Swander	Director	February 25, 2013
Dan C. Swander

/s/ Isaiah Tidwell	Director	February 25, 2013
Isaiah Tidwell

/s/ Patricia A. Warehime	Director	February 25, 2013
Patricia A. Warehime