Form 10-Q
period 2013-03-30
SNYDER'S-LANCE, INC.
filed 2013-05-07
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarter ended March 30, 2013
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
Yes ☐         No ☑
The number of shares outstanding of the registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock as of April 25, 2013, was 69,161,527 shares.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

INDEX

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

INDEX

CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS
This document includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our estimates, expectations, beliefs, intentions or strategies for the future, and the assumptions underlying such statements. We use the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify our forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Factors that could cause these differences include, but are not limited to, the risks and uncertainties set forth in Part II, "Item 1A. Risk Factors" and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 29, 2012, and those described from time to time in our other reports filed with the Securities and Exchange Commission.
Caution should be taken not to place undue reliance on our forward-looking statements, which reflect our management's expectations only as of the time such statements are made. Except as required by law, we undertake no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SNYDER'S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
For the Quarters Ended March 30, 2013 and March 31, 2012
(in thousands, except per share data)

	Quarter Ended
	March 30, 2013	March 31, 2012
Net revenue	$418,572	$392,843
Cost of sales	273,776	265,460
Gross margin	144,796	127,383

Selling, general and administrative	110,996	110,703
Gain on sale of route businesses, net	(110)	(9,287)
Other income, net	(1,476)	(89)
Income before interest and income taxes	35,386	26,056

Interest expense, net	3,439	2,263
Income before income taxes	31,947	23,793

Income tax expense	12,039	9,469
Net income	19,908	14,324
Net income attributable to noncontrolling interests	65	111
Net income attributable to Snyder’s-Lance, Inc.	$19,843	$14,213

Basic earnings per share	$0.29	$0.21
Weighted average shares outstanding – basic	68,992	67,912

Diluted earnings per share	$0.28	$0.21
Weighted average shares outstanding – diluted	69,839	69,053

Cash dividends declared per share	$0.16	$0.16
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

SNYDER'S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
For the Quarters Ended March 30, 2013 and March 31, 2012
(in thousands)

	Quarter Ended
	March 30, 2013	March 31, 2012
Net income	$19,908	$14,324

Net unrealized (losses)/gains on derivative instruments, net of income tax	(13)	134
Foreign currency translation adjustment	(1,558)	1,589
Total other comprehensive (loss)/income	(1,571)	1,723

Total comprehensive income	18,337	16,047
Comprehensive income attributable to noncontrolling interests, net of income tax of $38 and $30, respectively	(65)	(111)
Total comprehensive income attributable to Snyder’s-Lance, Inc.	$18,272	$15,936
See Notes to Condensed Consolidated Financial Statements (Unaudited).

SNYDER'S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of March 30, 2013 (Unaudited) and December 29, 2012
(in thousands, except share data)

	March 30, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$12,084	$9,276
Accounts receivable, net of allowances of $2,780 and $2,159, respectively	150,418	141,862
Inventories	111,983	118,256
Deferred income taxes	12,091	11,625
Assets held for sale	22,009	11,038
Prepaid expenses and other current assets	28,442	28,676
Total current assets	337,027	320,733

Noncurrent assets:
Fixed assets, net of accumulated depreciation of $338,895 and $331,053, respectively	337,190	331,385
Goodwill	537,708	540,389
Other intangible assets, net	525,949	531,735
Other noncurrent assets	22,970	22,490
Total assets	$1,760,844	$1,746,732

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$20,161	$20,462
Accounts payable	57,453	54,791
Accrued compensation	23,850	31,037
Accrued selling and promotional costs	13,684	16,240
Income tax payable	578	1,263
Other payables and accrued liabilities	33,742	30,830
Total current liabilities	149,468	154,623

Noncurrent liabilities:
Long-term debt	520,911	514,587
Deferred income taxes	177,833	176,037
Other noncurrent liabilities	28,119	29,310
Total liabilities	876,331	874,557

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, 69,154,657 and 68,863,974 shares outstanding, respectively	57,627	57,384
Preferred stock, no shares outstanding	—	—
Additional paid-in capital	750,956	746,155
Retained earnings	59,647	50,847
Accumulated other comprehensive income	13,547	15,118
Total Snyder’s-Lance, Inc. stockholders’ equity	881,777	869,504
Noncontrolling interests	2,736	2,671
Total stockholders’ equity	884,513	872,175
Total liabilities and stockholders’ equity	$1,760,844	$1,746,732
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

SNYDER'S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Quarters Ended March 30, 2013 and March 31, 2012
(in thousands)

	Quarter Ended
	March 30, 2013	March 31, 2012
Operating activities:
Net income	$19,908	$14,324
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	14,778	12,867
Stock-based compensation expense	1,181	1,008
Gain on sale of fixed assets, net	(510)	(259)
Gain on sale of route businesses	(110)	(9,287)
Changes in operating assets and liabilities	(7,772)	1,928
Net cash provided by operating activities	27,475	20,581

Investing activities:
Purchases of fixed assets	(18,572)	(13,782)
Purchases of route businesses	(11,142)	(21,712)
Proceeds from sale of fixed assets	1,600	2,852
Proceeds from sale of route businesses	4,528	28,929
Net cash used in investing activities	(23,586)	(3,713)

Financing activities:
Dividends paid to stockholders	(11,043)	(10,873)
Issuances of common stock	4,567	2,282
Repurchases of common stock	(703)	(322)
Repayments of long-term debt	(8,652)	(610)
Net proceeds/(repayments) from revolving credit facilities	14,935	(5,899)
Net cash used in financing activities	(896)	(15,422)

Effect of exchange rate changes on cash	(185)	(138)

Increase in cash and cash equivalents	2,808	1,308
Cash and cash equivalents at beginning of period	9,276	20,841
Cash and cash equivalents at end of period	$12,084	$22,149

Supplemental information:
Cash paid/(received) for income taxes, net of refunds of $30 and $12,283, respectively	$10,196	$(11,650)
Cash paid for interest	$2,700	$1,231
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Snyder’s-Lance, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in our Form 10-K for the year ended December 29, 2012, filed with the Securities and Exchange Commission on February 25, 2013. In our opinion, these condensed consolidated financial statements reflect all adjustments, consisting of only normal, recurring accruals, necessary to present fairly our condensed consolidated financial statements for the interim periods presented herein. The consolidated results of operations for the quarter ended March 30, 2013, are not necessarily indicative of the results to be expected for the full year.
The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. We routinely evaluate our estimates, including those related to customer returns and promotions, allowances for doubtful accounts, inventory valuations, useful lives of fixed assets and related impairment, long-term investments, hedge transactions, goodwill and intangible asset valuations and impairments, incentive compensation, income taxes, self-insurance, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.
Prior year amounts shown in the accompanying condensed consolidated financial statements have been reclassified for consistent presentation.
2.    NEW ACCOUNTING STANDARDS
In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated other Comprehensive Income. Under the standard, an entity is required to disclose items reclassified in their entirety out of accumulated other comprehensive income, the effect of the reclassification on each affected net income line item and for items that are not classified out of accumulated other comprehensive income in their entirety, a cross reference to other required U.S. GAAP disclosures. The requirements are effective for the first quarter of 2013. The Company adopted the requirements during the first quarter of 2013.
3.     BUSINESS ACQUISITIONS
2012 Acquisition
On October 11, 2012, we completed the acquisition of all of the issued and outstanding shares and membership interests of Snack Factory, LLC and certain affiliates ("Snack Factory"), for $343.4 million.
The following unaudited pro forma results for the quarter ended March 31, 2012, include estimates and assumptions regarding increased amortization of intangible assets related to the acquisition, increased interest expense related to debt acquired in order to fund the acquisition and the related tax effects. Pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated, or that may result in the future for various reasons including the potential impact of revenue and cost synergies on the business.

(in thousands, except per share data)	Quarter Ended March 31, 2012
Net revenue	$413,988
Income before interest and income taxes	26,849
Net income attributable to Snyder's-Lance, Inc.	13,962
Weighted average diluted shares	69,053
Diluted earnings per share	$0.20

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Merger and Integration Activities
On December 6, 2010, Lance, Inc. and Snyder’s of Hanover, Inc. completed a merger (“Merger”) to create Snyder’s-Lance, Inc.
In connection with this Merger, we converted our company owned distribution routes to an independent business owner ("IBO") distribution structure.
During the quarter ended March 31, 2012, we incurred $1.5 million in severance costs and professional fees related to the Merger and integration activities, which are included in selling, general and administrative expenses on the Condensed Consolidated Statements of Income. There were no such costs incurred during the quarter ended March 30, 2013.
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
For the quarter ended March 30, 2013, approximately 417,000 shares were excluded from the calculation of diluted earnings per share because their effects were antidilutive. No shares were excluded from the calculation of diluted earnings per share for the quarter ended March 31, 2012.
On May 3, 2013, an amendment to the Restated Articles of Incorporation of Snyder's-Lance, Inc. was approved at the annual meeting of stockholders to increase the number of authorized shares of common stock from 75,000,000 to 110,000,000.
5.    STOCK-BASED COMPENSATION
Compensation expense related to equity-based incentive plans of $1.2 million and $1.0 million was recognized for the quarters ended March 30, 2013, and March 31, 2012, respectively. During the quarter ended March 30, 2013, we issued 418,493 non-qualified stock options at a weighted-average exercise price of $25.56 per share and 115,737 restricted shares to employees. During the quarter ended March 31, 2012, we issued 533,994 non-qualified stock options at a weighted-average exercise price of $22.41 per share and 123,867 restricted shares to employees.
For the quarters ended March 30, 2013, and March 31, 2012, we repurchased 27,490 and 14,336 shares, respectively, of common stock from employees to cover withholding taxes payable by employees upon the vesting of restricted stock.
In addition, we recorded $0.8 million and $0.2 million in incentive compensation expense for a performance-based cash incentive plan for the quarters ended March 30, 2013, and March 31, 2012, respectively.
6.     INVENTORIES
Inventories as of March 30, 2013, and December 29, 2012, consisted of the following:

(in thousands)	March 30, 2013	December 29, 2012
Finished goods	$70,229	$74,627
Raw materials	17,091	19,307
Maintenance parts, packaging and supplies	24,663	24,322
Total inventories	$111,983	$118,256

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

7.     FIXED ASSETS
Fixed assets as of March 30, 2013, and December 29, 2012, consisted of the following:

(in thousands)	March 30, 2013	December 29, 2012
Land and land improvements	$28,267	$28,501
Buildings and building improvements	134,915	135,491
Machinery, equipment and computer systems	440,683	416,767
Trucks and automobiles	29,565	32,042
Furniture and fixtures	12,156	12,158
Construction in progress	33,333	41,257
	$678,919	$666,216
Accumulated depreciation	(338,895)	(331,053)
	340,024	335,163
Fixed assets held for sale	(2,834)	(3,778)
Fixed assets, net	$337,190	$331,385
Depreciation expense related to fixed assets was $12.4 million and $11.7 million during the quarters ended March 30, 2013, and March 31, 2012, respectively. There were no fixed asset impairment charges during the first quarter of 2013 or 2012.
The closure of the Corsicana, Texas manufacturing facility was completed during the quarter ended March 31, 2012. Upon closure of the facility, many of the assets were relocated to other manufacturing locations. Expenses incurred as part of the relocation process were $1.4 million in the first quarter of 2012 and were included in cost of sales in the Condensed Consolidated Statements of Income. The land and building in Corsicana, Texas comprise the majority of the $2.8 million and $3.8 million of fixed assets held for sale in the Condensed Consolidated Balance Sheets as of March 30, 2013, and December 29, 2012, respectively.
During the fourth quarter of 2012, we made the decision to close our Cambridge, Ontario manufacturing facility in May 2013 in order to consolidate the operations of our two Canadian manufacturing facilities. In conjunction with this decision, an asset impairment charge of $2.5 million was recorded in the fourth quarter of 2012 as we intend to sell certain manufacturing equipment no longer deemed necessary for the operation of our Canadian manufacturing facility and the associated land and buildings during 2013.
8.     GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the quarter ended March 30, 2013, are as follows:

(in thousands)	Carrying Amount
Balance as of December 29, 2012	$540,389
Goodwill acquired in the purchase of route businesses	3,603
Goodwill attributable to the sale of route businesses	(1,451)
Change in goodwill reclassified to assets held for sale	(3,972)
Change in foreign currency exchange rate	(861)
Balance as of March 30, 2013	$537,708

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of March 30, 2013, and December 29, 2012, other intangible assets consisted of the following:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of March 30, 2013:
Customer and contractual relationships – amortized	$148,956	$(12,636)	$136,320
Non-compete agreement – amortized	100	(22)	78
Reacquired rights – amortized	3,100	(641)	2,459
Patents – amortized	8,600	(361)	8,239
Routes – unamortized	16,792	—	16,792
Trademarks – unamortized	362,587	(526)	362,061
Balance as of March 30, 2013	$540,135	$(14,186)	$525,949

As of December 29, 2012:
Customer and contractual relationships – amortized	$148,956	$(10,524)	$138,432
Non-compete agreement – amortized	100	(10)	90
Reacquired rights – amortized	3,100	(544)	2,556
Patents – amortized	8,600	(165)	8,435
Routes – unamortized	20,161	—	20,161
Trademarks – unamortized	362,587	(526)	362,061
Balance as of December 29, 2012	$543,504	$(11,769)	$531,735
Amortization expense related to intangibles was $2.4 million and $1.2 million for the quarters ended March 30, 2013, and March 31, 2012, respectively.
Routes and trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. Although not amortized, they are reviewed for impairment as conditions change or at least on an annual basis. In the fourth quarter of 2012, we incurred $7.6 million in impairment charges on two of our trademarks. This impairment was necessary as we made a decision to replace a portion of the sales of these branded products with other, more recognizable, brands in our portfolio. The majority of our trademarks, including the two partially impaired trademarks, have a fair value which approximates the book value. Any changes in the use of these trademarks or the sales volumes of the associated products could result in an impairment charge. In addition, the valuation of trademarks acquired in the Snack Factory acquisition in the fourth quarter of 2012 assumes significant revenue growth in current and future years. Although we believe this rate of revenue growth is reasonable, any reduction in growth or growth expectations could result in impairment of the associated trademark.
The changes in the carrying amount of routes for the quarter ended March 30, 2013, are as follows:

(in thousands)	Carrying Amount
Balance of routes as of December 29, 2012	$20,161
Purchases of route businesses, exclusive of goodwill acquired	7,540
Sales of route businesses	(2,967)
Change in routes reclassified to assets held for sale	(7,942)
Balance of routes as of March 30, 2013	$16,792
For the quarters ended March 30, 2013, and March 31, 2012, we recorded net gains of $0.1 million and $9.3 million, respectively, from the sale of route businesses.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Routes and associated goodwill allocated to assets held for sale represent assets available for sale in their present condition and for which actions to complete a sale have been initiated. As of March 30, 2013, $12.9 million of route intangibles and $6.3 million of goodwill are included in assets held for sale in the Condensed Consolidated Balance Sheets. As of December 29, 2012, $4.9 million in route intangibles and $2.3 million of goodwill were included in assets held for sale. The increase in assets held for sale is due to continued optimization and expansion of our IBO distribution network.
9.     LONG-TERM DEBT
Long-term debt outstanding as of March 30, 2013, and December 29, 2012, consisted of the following:

(in thousands)	March 30, 2013	December 29, 2012
Revolving credit facilities	$116,062	$101,127
Other long-term debt	425,010	433,922
Total debt	541,072	535,049
Less current portion of long-term debt	(20,161)	(20,462)
Total long-term debt	$520,911	$514,587
Our primary credit agreement allows us to make revolving credit borrowings of up to $265 million through December 2015. As of March 30, 2013, and December 29, 2012, we had available $150 million and $165 million, respectively, of unused credit on this credit facility. The credit agreement requires us to comply with certain defined covenants. We are currently in compliance with all covenants.
Including the effect of interest rate swap agreements, the weighted average interest rate was 2.67% and 3.87% for the quarters ended March 30, 2013, and March 31, 2012, respectively. See Note 12 for further information on our interest rate swap agreements.
The fair value of outstanding debt, including current maturities, was approximately $550 million and $544 million for March 30, 2013, and December 29, 2012, respectively. The Level 2 fair value estimates were based on similar debt with comparable maturities, credit ratings and interest rates.
10.     INCOME TAXES
We have recorded gross unrecognized tax benefits as of March 30, 2013, totaling $6.6 million and related interest and penalties of $2.4 million in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. Of this total amount, $7.3 million would affect the effective tax rate if subsequently recognized. As of December 29, 2012, we recorded gross unrecognized tax benefits totaling $6.0 million and related interest and penalties of $2.3 million in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. We expect that certain income tax audits will be settled or various tax authorities’ statutes of limitations will expire during the next twelve months resulting in a potential $2.9 million reduction of the unrecognized tax benefit amount. We classify interest and penalties associated with income tax positions within income tax expense.
The effective tax rate decreased from 39.8% for the first quarter of 2012 to 37.7% for the first quarter of 2013. The decrease in the effective income tax rate was due to lower non-tax deductible expenses, primarily related to goodwill associated with the sale of route businesses.
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
assumptions.
We measure derivative instruments at fair value using Level 2 inputs. See Note 12 for additional information about our derivative instruments. The fair value of our outstanding debt is measured using Level 2 inputs and is disclosed in Note 9 to the condensed consolidated financial statements. There were no changes among the levels during the first quarter of 2013.
The carrying amount of cash equivalents, receivables and accounts payable approximates fair value due to their short-term nature.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

12.     DERIVATIVE INSTRUMENTS
We are exposed to certain risks relating to our ongoing business operations. We use derivative instruments to manage interest rate and foreign exchange risks.
The fair value of the derivative instrument liability in the Condensed Consolidated Balance Sheets using Level 2 inputs was as follows:

(in thousands)	Balance Sheet Location	March 30, 2013	December 29, 2012
Interest rate swaps	Other payables and accrued liabilities	$(7)	$(15)
Interest rate swaps	Other noncurrent liabilities	(1,429)	(1,575)
Foreign currency forwards	Other payables and accrued liabilities	(119)	—
Total fair value of derivative instruments		$(1,555)	$(1,590)
Interest Rate Swaps
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable-rate debt. The fair value of interest rate swaps is determined utilizing a market approach model using the notional amount of the interest rate swaps and the observable inputs of time to maturity and interest rates. The notional amount of the interest rate swaps designated as hedging instruments as of March 30, 2013, and December 29, 2012, was $53.7 million and $54.3 million, respectively.
Foreign Currency Forwards
We have exposure to foreign exchange rate fluctuations through the operations of our Canadian subsidiary. A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of its costs, such as raw materials and labor costs, are denominated in Canadian dollars. We enter into derivative forward contracts to mitigate a portion of this foreign exchange rate exposure. These contracts have maturities through December 2013. The notional amount for foreign currency forwards was $16.5 million as of March 30, 2013. There were no contracts outstanding at December 29, 2012.
The changes in unrealized (losses)/gains, net of income tax, included in other comprehensive income due to fluctuations in interest rates and foreign exchange rates for the quarters ended March 30, 2013, and March 31, 2012 were as follows:

	Quarter Ended
(in thousands)	March 30, 2013	March 31, 2012
Interest rate swaps, net of income tax (expense)/benefit of ($43) and $23, respectively	$69	$(37)
Foreign currency forwards, net of income tax benefit/(expense) of $37 and ($78), respectively	(82)	171
Total change in unrealized (losses)/gains from derivative instruments, net of income tax (effective portion)	$(13)	$134

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

13.     COMMITMENTS AND CONTINGENCIES
Contractual Obligations
In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Purchase commitments for certain ingredients, packaging materials and energy decreased from $158.5 million as of December 29, 2012 to $144.4 million as of March 30, 2013, due primarily to ingredient usage during the quarter and the timing of new commitments. In addition, we have contracts for certain ingredients and packaging materials where we have secured a fixed price but do not have a minimum purchase quantity. We currently contract from approximately three to twelve months in advance for all major ingredients and packaging.
We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $19.4 million as of March 30, 2013, and $18.9 million as of December 29, 2012.
Guarantees
We currently provide a partial guarantee for loans made to IBOs by third party financial institutions for the purchase of distribution routes and trucks. The outstanding aggregate balance on these loans was approximately $110.0 million as of March 30, 2013, compared to approximately $109.7 million as of December 29, 2012. The annual maximum amount of future payments we could be required to make under the guarantee equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the routes and trucks for which the loans are made. Accordingly, we have the ability to recover substantially all of the outstanding loan value upon default, and we have not recorded any liability associated with this guarantee.
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
We own 80% of Michaud Distributors, Inc. (“Michaud”), which distributes our products in the northeastern United States, and consolidate its balance sheet and operating results into our condensed consolidated financial statements. The remaining 20% is owned by two employees. We have notes receivable from stockholders and employees of Michaud of $0.2 million as of March 30, 2013 and December 29, 2012. The notes are unsecured, due upon demand, and bear interest at the best rate available to Michaud by its primary commercial lenders.
We own a noncontrolling equity interest in Late July Snacks LLC (“Late July”), an organic snack food company. This investment is reflected in other noncurrent assets on the Condensed Consolidated Balance Sheets. Equity earnings, which are not material, are included in other income, net on the Condensed Consolidated Statements of Income. We also manufacture products for Late July. Contract manufacturing revenue from Late July was approximately $0.8 million and $1.3 million during the first quarter of 2013 and 2012, respectively. Accounts receivable due from Late July totaled $0.4 million and $0.5 million at March 30, 2013, and December 29, 2012, respectively.
ARWCO Corporation, MAW Associates, LP and Warehime Enterprises, Inc. are significantly owned or controlled by the Chairman of the Board of Snyder’s-Lance, Inc. or direct family members. Among other unrelated business activities, these entities provide financing to IBOs for the purchase of trucks and routes. We have entered into loan service agreements with these related parties that allow us to repurchase certain distribution assets in the event an IBO defaults on a loan with the related party. We are required to repurchase the assets 30 days after default at the value as defined in the loan service agreement which should approximate fair market value. As of March 30, 2013, there were outstanding loans made to IBOs by the related parties of approximately $34.2 million compared to $37.0 million in loans outstanding as of December 29, 2012. Our Chairman of the Board also serves as an officer and/or director of these entities. Transactions with these related parties are primarily related to the collection and remittance of loan payments on notes receivable held by the related parties. We are reimbursed for certain overhead and administrative services associated with the services provided to these related parties. The receivables from, payables to and administrative fees from these entities are not significant for any period presented.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

A Connecticut warehouse used to support our distribution network is leased from a company partially owned by an employee. There were $0.1 million in lease payments made to this company during both the first quarter of 2013 and 2012.
One of our directors, C. Peter Carlucci, Jr., is a member of Eckert Seamans Cherin & Mellott, LLC (“Eckert”), which serves as one of our outside legal firms. Expenses incurred for services provided by Eckert were $0.3 million in the first quarter of 2013 and $0.1 million in the first quarter of 2012.
15.     OTHER COMPREHENSIVE INCOME
Total comprehensive income attributable to Snyder's-Lance, Inc., determined as net income adjusted by total other comprehensive income, was $18.3 million and $15.9 million for the quarters ended March 30, 2013, and March 31, 2012, respectively. Total other comprehensive income presently consists of foreign currency translation adjustments and adjustments for our derivative financial instruments accounted for as cash flow hedges.
Amounts reclassified out of total other comprehensive income, net of tax, for the quarters ended March 30, 2013, and March 31, 2012, consisted of the following:

(in thousands)	Income Statement Location	March 30, 2013	March 31, 2012
Gains/(losses) on cash flow hedges reclassified out of total other comprehensive income:
Interest rate swaps, net of tax of $69 and $73, respectively	Interest expense, net	$(111)	$(118)
Foreign currency forwards, net of tax of $25 and ($39), respectively	Net revenue	(56)	87
Foreign currency forwards, net of tax of $4 and ($1), respectively	Other income, net	(8)	1
Total cash flow hedge reclassifications, net of tax		$(175)	$(30)
During the quarter ended March 30, 2013, changes to the balance in accumulated other comprehensive income were as follows:

(in thousands)	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of December 29, 2012	$(842)	$15,960	$15,118
Other comprehensive income/(loss) before reclassifications	162	(1,558)	(1,396)
(Losses)/income reclassified from comprehensive income	(175)	—	(175)
Net other comprehensive loss	(13)	(1,558)	(1,571)
Balance as of March 30, 2013	$(855)	$14,402	$13,547
Income taxes on the foreign currency translation adjustment in other comprehensive income are not recognized because these earnings are considered to be permanently reinvested and, accordingly, no provision for U.S. federal and state income taxes are required.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

16.     SEGMENT REPORTING
We operate in one business segment: the manufacturing, distribution, marketing and sale of snack food products. We define business segments as components of an organization for which discrete financial information is available and operating results are evaluated on a regular basis by the chief operating decision maker (“CODM”) in order to assess performance and allocate resources. Our CODM is the Company's President and Chief Executive Officer. Characteristics of our organization which were relied upon in making this determination include the similar nature of all of the products that we sell, the functional alignment of our organizational structure, and the reports that are regularly reviewed by the CODM for the purpose of assessing performance and allocating resources.
Revenue by Product Category
Net revenue by product category was as follows:

	Quarter Ended
(in thousands)	March 30, 2013	March 31, 2012
Branded	$258,187	$230,428
Partner brands	70,409	69,589
Private brands	68,681	70,097
Other	21,295	22,729
Net revenue	$418,572	$392,843
Significant Customers
Sales to our largest retailer, Wal-Mart Stores, Inc., were approximately 17% of net revenue for both the quarter ended March 30, 2013, and March 31, 2012. In addition, third-party distributors, which account for approximately 12% of sales, purchase and resell our products to retailers including Wal-Mart Stores, Inc. thereby increasing our sales attributable to Wal-Mart Stores, Inc. by an amount we are unable to estimate. Accounts receivable at March 30, 2013, and December 29, 2012, included receivables from Wal-Mart Stores, Inc. totaling $30.7 million and $25.9 million, respectively.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an assessment of our financial condition, results of operations, and liquidity and capital resources and should be read in conjunction with the accompanying consolidated financial statements and notes to the financial statements. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under Part II, "Item 1A. Risk Factors" and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 29, 2012, and those described from time to time in our other reports filed with the Securities and Exchange Commission.
Management’s discussion and analysis of our financial condition and results of operations are based on the condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The consolidated results of operations for the quarter ended March 30, 2013, are not necessarily indicative of the results to be expected for the full year. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. We routinely evaluate our estimates, including those related to customer returns and promotions, allowances for doubtful accounts, inventory valuations, useful lives of fixed assets and related impairment, long-term investments, hedge transactions, goodwill and intangible asset valuations and impairments, incentive compensation, income taxes, self-insurance, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.
Overview
During the first quarter of 2013, we continued to implement our strategic plan, which provides for growth of our core branded products (Snyder's of Hanover® pretzels, Lance® sandwich crackers, Cape Cod® kettle potato chips and Snack Factory® Pretzel Crisps® pretzel crackers) through expanded distribution, innovation and advertising. For our allied brands (Krunchers!®, Jays®, Tom's®, Archway®, Grande®, Stella D'oro®, O-Ke-Doke®, EatSmart® and Padrinos®), our primary focus was on improving profit margins through pricing strategies, enhanced packaging and product configuration. In addition, we continued to realize benefits from our acquisition of Snack Factory, LLC and certain affiliates ("Snack Factory"), which provided us with a fourth core branded product, Pretzel Crisps® pretzel crackers. Snack Factory helped improve performance over the prior year first quarter by providing us with additional revenues and higher gross profit margins as a result of higher-priced premium products. Overall, the first quarter was highlighted by improved gross profit margins and significantly lower operating expenses as a percentage of net revenue when compared to the first quarter of 2012.
An overview of changes by income statement line item for the first quarter of 2013 as compared to 2012 is as follows:

•
Net revenue - Net revenue increased compared to the prior year, primarily due to increased revenue from branded products. The increase in net revenue from branded products was driven primarily by the acquisition of Snack Factory in the fourth quarter of 2012.

•	Gross margin - Improved manufacturing efficiencies and the greater mix of revenues from branded products increased gross margin as a percentage of revenue.

•
Selling, general and administrative - Significant reductions in selling, general and administrative expenses were recognized throughout 2012, primarily as a result of the completion of the independent business owner ("IBO") conversion and the realization of full synergies associated with the merger of Lance, Inc. and Snyder's of Hanover, Inc. ("Merger"). These reductions provided us with lower selling, general and administrative costs as a percentage of net revenue during the first quarter of 2013 as compared to the first quarter of 2012.

•
Gains on the sale of routes - We recorded net gains of $0.1 million from the sale of route businesses in the first quarter of 2013, compared to net gains of $9.3 million in the first quarter of 2012. Sales of route businesses were substantially lower compared to the prior year as the IBO conversion was completed in the second quarter of 2012. We do, however, continue to expect some gains on the sale of routes as we continue to optimize and expand our IBO distribution network.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended March 30, 2013 Compared to Quarter Ended March 31, 2012

					Favorable/
	Quarter Ended				(Unfavorable)
(in thousands)	March 30, 2013		March 31, 2012		Variance
Net revenue	$418,572	100.0%	$392,843	100.0%	$25,729	6.5%
Cost of sales	273,776	65.4%	265,460	67.6%	(8,316)	(3.1)%
Gross margin	144,796	34.6%	127,383	32.4%	17,413	13.7%
Selling, general and administrative	110,996	26.5%	110,703	28.2%	(293)	(0.3)%
Gain on sale of route businesses, net	(110)	—%	(9,287)	(2.4)%	(9,177)	(98.8)%
Other income, net	(1,476)	(0.4)%	(89)	—%	1,387	nm
Income before interest and income taxes	35,386	8.5%	26,056	6.6%	9,330	35.8%
Interest expense, net	3,439	0.8%	2,263	0.6%	(1,176)	(52.0)%
Income tax expense	12,039	2.9%	9,469	2.4%	(2,570)	(27.1)%
Net income	$19,908	4.8%	$14,324	3.6%	$5,584	39.0%
nm - not meaningful

Net Revenue
Net revenue by product category for the quarter ended March 30, 2013, and March 31, 2012, was as follows:

					Favorable/
	Quarter Ended				(Unfavorable)
(in thousands)	March 30, 2013		March 31, 2012		Variance
Branded	$258,187	61.7%	$230,428	58.7%	$27,759	12.0%
Partner brands	70,409	16.8%	69,589	17.7%	820	1.2%
Private brands	68,681	16.4%	70,097	17.8%	(1,416)	(2.0)%
Other	21,295	5.1%	22,729	5.8%	(1,434)	(6.3)%
Net revenue	$418,572	100.0%	$392,843	100.0%	$25,729	6.5%
Net revenue increased $25.7 million, or 6.5%, for the quarter ended March 30, 2013, compared to the quarter ended March 31, 2012. The increase in net revenue compared to the prior year was driven by the acquisition of Snack Factory.
Compared to the quarter ended March 31, 2012, net revenue from our branded products increased approximately 12.0%. The majority of this increase was due to the acquisition of Snack Factory. Net revenue from branded products was also positively impacted by revenue growth in the core brands. Combined net revenue from core branded products, excluding Snack Factory, increased approximately 6% after adjusting for the impact of the completed IBO conversion and we achieved market share growth in each of our core brands. The increase in revenue from core branded products was partially offset by volume declines in our allied branded products. The implementation of price increases, primarily to cover increased commodity costs, in the first quarter across many of our branded products resulted in lower volume realization.
Partner brand net revenue increased 1.2% compared to the prior year first quarter. Both volume and price were relatively constant with the prior year.
Net revenue from private brand products declined $1.4 million, or 2.0%, in the first quarter of 2013 when compared to the first quarter of 2012. Throughout 2012, our private brand revenue declined due to the planned loss of certain retailers in order to obtain a better mix of revenue across our customer base. Despite this intentional reduction, net revenue from private brand products has mostly recovered as we obtained new sources of revenue to replace the revenue declines.
Other revenue declined $1.4 million, or 6.3%, from the first quarter of 2012 to the first quarter of 2013 primarily because of the loss of certain contract manufactured goods produced in the prior year, partially offset by additional contract business obtained.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Gross Margin
Gross margin increased $17.4 million during the first quarter of 2013 compared to the first quarter of 2012 and increased from 32.4% to 34.6% as a percentage of net revenue. The overall increase in gross margin as well as the increase in gross margin as a percentage of net revenue was driven by improved manufacturing efficiencies, increased selling prices and a higher mix of branded products when compared to the first quarter of 2012.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $0.3 million in the first quarter of 2013 compared to the first quarter of 2012, but decreased 1.7% as a percentage of net revenue. The continued decrease as a percentage of net revenue is primarily driven by lower infrastructure costs and compensation and benefit expenses due to the conversion to an IBO distribution structure and synergies recognized as a result of our completion of Merger and integration activities. In addition, during the first quarter of 2012, we recognized $1.5 million of severance charges and professional fees associated with the Merger and integration activities. These activities were completed in 2012 and no such charges were incurred in the first quarter of 2013. For the remainder of 2013, we anticipate increased selling, general and administrative expenses as a percentage of net revenue when compared to the first quarter of 2013 due to higher advertising and marketing expenditures to support our branded products.

Gain on the Sale of Route Businesses, Net
During the first quarter of 2013, we recognized $0.1 million in gains on the sale of route businesses compared with gains of $9.3 million during the first quarter of 2012. The decrease was due to completion of activities associated with the IBO conversion during the second quarter of 2012. Although we continue to purchase and sell route businesses, we do not expect significant gains from this activity throughout 2013.
Other Income, Net
We recognized other income of $1.5 million in the first quarter of 2013 compared with $0.1 million in the first quarter of 2012. The increase is primarily due to additional gains on foreign exchange rates associated with our Canadian subsidiary and gains on the sale of fixed assets.
Interest Expense, Net
Interest expense increased $1.2 million during the first quarter of 2013 compared to the first quarter of 2012 as a result of higher outstanding long-term debt during the quarter. The additional $325 million of long-term debt incurred in the fourth quarter of 2012 and used to fund the Snack Factory acquisition increased interest expense by $1.7 million in the first quarter of 2013 when compared to the first quarter of 2012.
Income Tax Expense
The effective income tax rate decreased to 37.7% for the first quarter of 2013 from 39.8% for the first quarter of 2012. The decrease in the effective income tax rate was due to lower non-tax deductible expenses, primarily related to goodwill associated with the sale of route businesses. We expect the lower effective tax rate to continue through the remainder of the year.
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
We permanently reinvest earnings from our Canadian subsidiary. As of March 30, 2013, $6.8 million of our cash and cash equivalents balance is held by our Canadian subsidiary and cannot be repatriated without unfavorable tax consequences.
Operating Cash Flows
Cash flow provided by operating activities increased $6.9 million in the first quarter of 2013 when compared to the first quarter of 2012. The increase was largely driven by additional net income from business operations in 2013. These additional operating cash inflows in the first quarter of 2013 were partially offset by a significant reduction in cash inflows associated with income taxes. In the first quarter of 2012, there was a significant cash inflow from income tax refunds received.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Investing Cash Flows
Cash used in investing activities in the first quarter of 2013 totaled $23.6 million compared with cash used in investing activities of $3.7 million in the first quarter of 2012. Capital expenditures for fixed assets, principally manufacturing equipment, increased from $13.8 million in the first quarter of 2012 to $18.6 million in the first quarter of 2013. We continue to project capital expenditures of approximately $78 million to $83 million for the full year, which is higher than our normal rate of capital expenditures necessary to maintain equipment and operate the business. The additional capital expenditures are being used to upgrade equipment, enhance capacity and provide innovative new product capabilities. These expenditures were partially offset by proceeds received from the sale of fixed assets of $1.6 million in the first quarter of 2013, as compared to $2.9 million in the first quarter of 2012.
Proceeds from the sale of route businesses generated cash flows of $4.5 million in the first quarter of 2013; however, these proceeds were more than offset by purchases of route businesses of $11.1 million. This is compared to proceeds of $28.9 million, mostly offset by purchases of $21.7 million, in the first quarter of 2012. We anticipate additional proceeds from the sale of route businesses in the second quarter as we continue to optimize and expand our IBO distribution network. By the end of the year, proceeds from the sale of route businesses are expected to exceed purchases.
Financing Cash Flows
Net cash used in financing activities of $0.9 million in the first quarter of 2013 was principally due to net proceeds from credit facilities of $14.9 million, which were more than offset by long-term debt repayments of $8.7 million and dividend payments of $11.0 million. As we continue throughout 2013, we plan to utilize cash provided by operations to repay the current portion of long-term debt and reduce the balance on our revolving credit facilities.
On May 3, 2013, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on May 30, 2013 to stockholders of record on May 22, 2013.
Debt
Additional borrowings available under our primary credit facility totaled $150.0 million as of March 30, 2013. We have complied with all financial covenants contained in the credit agreement. We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $19.4 million as of March 30, 2013.
Contractual Obligations
In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Purchase commitments for certain ingredients, packaging materials and energy totaled $144.4 million as of March 30, 2013 compared to $158.5 million as of December 29, 2012. The decrease was primarily associated with ingredient usage during the quarter and the timing of new commitments. In addition, we have contracts for certain ingredients and packaging materials where we have secured a fixed price but do not have a minimum purchase quantity. We currently contract from approximately three to twelve months in advance for all major ingredients and packaging.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity or cash flows.
Market Risks
The principal market risks that may adversely impact result of operations and financial position relate to ingredient, packaging and energy costs, interest and foreign exchange rates, and credit risks.
See the "Contractual Obligations" section above for a discussion of market risks associated with ingredient, packaging and energy costs.
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable-rate debt. While these interest rate swap agreements fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $0.2 million lower without these swaps during the first quarter of 2013.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We have exposure to foreign exchange rate fluctuations through the operations of our Canadian subsidiary. A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of its costs, such as raw materials and direct labor, are denominated in Canadian dollars. We entered into a series of derivative forward contracts to mitigate a portion of this foreign exchange rate exposure. These contracts have maturities through December 2013. Foreign currency fluctuations, net of the effect of derivative forward contracts, favorably impacted first quarter 2013 pre-tax earnings by $0.3 million as compared to the first quarter of 2012.
We do not have or use market risk sensitive instruments for trading or speculative purposes. See Note 12 to our condensed consolidated financial statements for additional information about our derivative instruments.
We are exposed to credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. For the quarters ended March 30, 2013, and March 31, 2012, net bad debt expense was $0.9 million and $0.3 million, respectively. Allowances for doubtful accounts were $2.8 million at March 30, 2013 and $2.2 million at December 29, 2012.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
Quantitative and qualitative disclosures about market risks are included under "Market Risks" in Item 2 above, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Item 4. Controls and Procedures
As of the end of the period covered by this report, and pursuant to Rule 13a – 15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a – 15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 30, 2013.
There have been no changes in our internal control over financial reporting during the quarter ended March 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
We are currently subject to various lawsuits and environmental matters arising in the normal course of business. In our opinion, such matters should not have a material effect upon our consolidated financial statements taken as a whole.
Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 29, 2012.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our revolving credit agreement restricts our payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $200 million. As of March 30, 2013, our consolidated stockholders’ equity was $884.5 million and we were in compliance with this covenant. The private placement agreement for $100 million of senior notes assumed as part of the Merger and the new term loan acquired to fund the acquisition of Snack Factory have provisions no more restrictive than the revolving credit agreement.
The following table presents information with respect to purchases of common stock of the Company made during the quarter ended March 30, 2013, by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 30, 2012 -- January 31, 2013	412	$24.65	—	184,722
February 1, 2013 -- February 28, 2013	27,078	25.56	—	157,644
March 1, 2013 -- March 30, 2013	—	—	—	157,644
Total	27,490	$25.55	—	157,644

(1)
In November 2011, the Board of Directors authorized the repurchase of up to 200,000 shares of common stock from employees. The purpose of the repurchase program is to permit the Company to acquire shares of common stock from employees to cover withholding taxes payable by employees upon the vesting of shares of restricted stock. The repurchase program expires in February 2014. All of the shares reflected in the table were repurchased pursuant to the repurchase program.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Not applicable.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

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

10.1*
Transition Services and Retirement Agreement, dated as of January 8, 2013, between the Registrant and David V. Singer, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 14, 2013 (File No. 0-398).

10.2*	Snyder's-Lance, Inc. Annual Performance Incentive Plan for Officers and Key Managers, dated February 7, 2013, as amended, filed herewith.

10.3*	Snyder's-Lance, Inc. Long-Term Performance Incentive Plan for Officers and Key Managers, dated February 7, 2013, as amended, filed herewith.

10.4*	Snyder's-Lance, Inc. 2008 Director Stock Plan (as amended and restated), dated February 8, 2013, filed herewith.

10.5*	Chairman of the Board Compensation Letter, dated February 8, 2013, as amended, between the Registrant and Michael A. Warehime, filed herewith.

10.6*	Restricted Stock Unit Award Agreement, dated as of February 22, 2013, between the Registrant and David V. Singer, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

32	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

* Management contract.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNYDER’S-LANCE, INC.

Dated: May 7, 2013	By:	/s/ Rick D. Puckett
Rick D. Puckett
Executive Vice President, Chief Financial Officer and Treasurer