Form 10-Q
period 2013-06-29
SNYDER'S-LANCE, INC.
filed 2013-08-06
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarter ended June 29, 2013
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
Yes ☐         No ☑
The number of shares outstanding of the registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock as of July 25, 2013, was 69,400,835 shares.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SNYDER'S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
For the Quarters and Six Months Ended June 29, 2013 and June 30, 2012
(in thousands, except per share data)

	Quarter Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net revenue	$439,051	$399,400	$857,623	$792,243
Cost of sales	293,081	267,482	566,857	532,942
Gross margin	145,970	131,918	290,766	259,301

Selling, general and administrative	123,504	107,649	234,500	218,352
Impairment charges	1,900	127	1,900	127
Gain on sale of route businesses, net	(1,482)	(10,882)	(1,592)	(20,169)
Other income, net	(2,028)	(572)	(3,504)	(661)
Income before interest and income taxes	24,076	35,596	59,462	61,652

Interest expense, net	3,521	2,303	6,960	4,566
Income before income taxes	20,555	33,293	52,502	57,086

Income tax expense	7,525	13,828	19,564	23,296
Net income	13,030	19,465	32,938	33,790
Net income attributable to noncontrolling interests	51	140	116	251
Net income attributable to Snyder’s-Lance, Inc.	$12,979	$19,325	$32,822	$33,539

Basic earnings per share	$0.19	$0.28	$0.47	$0.49
Weighted average shares outstanding – basic	69,279	68,294	69,136	68,103

Diluted earnings per share	$0.19	$0.28	$0.47	$0.49
Weighted average shares outstanding – diluted	70,086	69,319	69,922	69,086

Cash dividends declared per share	$0.16	$0.16	$0.32	$0.32
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

SNYDER'S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
For the Quarters and Six Months Ended June 29, 2013 and June 30, 2012
(in thousands)

	Quarter Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income	$13,030	$19,465	$32,938	$33,790

Net unrealized losses on derivative instruments, net of income tax	(5)	(427)	(18)	(293)
Foreign currency translation adjustment	(2,347)	(1,263)	(3,905)	326
Total other comprehensive (loss)/income	(2,352)	(1,690)	(3,923)	33

Total comprehensive income	10,678	17,775	29,015	33,823
Comprehensive income attributable to noncontrolling interests, net of income tax of $83, $66, $121 and $96 respectively	(51)	(140)	(116)	(251)
Total comprehensive income attributable to Snyder’s-Lance, Inc.	$10,627	$17,635	$28,899	$33,572
See Notes to Condensed Consolidated Financial Statements (Unaudited).

SNYDER'S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of June 29, 2013 (Unaudited) and December 29, 2012
(in thousands, except share data)

	June 29, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$6,282	$9,276
Accounts receivable, net of allowances of $2,697 and $2,159, respectively	152,942	141,862
Inventories	124,158	118,256
Prepaid income taxes	5,715	—
Deferred income taxes	11,334	11,625
Assets held for sale	15,032	11,038
Prepaid expenses and other current assets	27,308	28,676
Total current assets	342,771	320,733

Noncurrent assets:
Fixed assets, net of accumulated depreciation of $349,431 and $331,053, respectively	344,864	331,385
Goodwill	537,419	540,389
Other intangible assets, net	526,148	531,735
Other noncurrent assets	22,971	22,490
Total assets	$1,774,173	$1,746,732

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$18,704	$20,462
Accounts payable	64,831	54,791
Accrued compensation	23,602	31,037
Accrued selling and promotional costs	20,038	16,240
Income tax payable	—	1,263
Other payables and accrued liabilities	34,325	30,830
Total current liabilities	161,500	154,623

Noncurrent liabilities:
Long-term debt	516,665	514,587
Deferred income taxes	179,210	176,037
Other noncurrent liabilities	28,299	29,310
Total liabilities	885,674	874,557

Commitments and contingencies

Stockholders’ equity:
Common stock, 69,359,846 and 68,863,974 shares outstanding, respectively	57,798	57,384
Preferred stock, no shares outstanding	—	—
Additional paid-in capital	755,418	746,155
Retained earnings	61,533	50,847
Accumulated other comprehensive income	11,195	15,118
Total Snyder’s-Lance, Inc. stockholders’ equity	885,944	869,504
Noncontrolling interests	2,555	2,671
Total stockholders’ equity	888,499	872,175
Total liabilities and stockholders’ equity	$1,774,173	$1,746,732
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

SNYDER'S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 29, 2013 and June 30, 2012
(in thousands)

	Six Months Ended
	June 29, 2013	June 30, 2012
Operating activities:
Net income	32,938	$33,790
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	29,641	25,956
Stock-based compensation expense	2,826	2,266
Gain on sale of fixed assets, net	(272)	(123)
Gain on sale of route businesses	(1,592)	(20,169)
Impairment charges	1,900	127
Changes in operating assets and liabilities	(12,847)	(11,412)
Net cash provided by operating activities	52,594	30,435

Investing activities:
Purchases of fixed assets	(39,869)	(33,106)
Purchases of route businesses	(21,353)	(26,683)
Proceeds from sale of fixed assets	2,213	6,803
Proceeds from sale of route businesses	17,533	80,055
Proceeds from sale of investments	921	—
Net cash (used in)/provided by investing activities	(40,555)	27,069

Financing activities:
Dividends paid to stockholders	(22,135)	(21,815)
Dividends paid to noncontrolling interests	(232)	(234)
Issuances of common stock	7,549	9,260
Repurchases of common stock	(709)	(333)
Repayments of long-term debt	(16,029)	(1,127)
Net proceeds/(repayments) from revolving credit facilities	16,870	(38,805)
Net cash used in financing activities	(14,686)	(53,054)

Effect of exchange rate changes on cash	(347)	19

(Decrease)/increase in cash and cash equivalents	(2,994)	4,469
Cash and cash equivalents at beginning of period	9,276	20,841
Cash and cash equivalents at end of period	$6,282	$25,310

Supplemental information:
Cash paid for income taxes, net of refunds of $36 and $12,329, respectively	$21,257	$249
Cash paid for interest	$8,021	$5,125
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Snyder’s-Lance, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in our Form 10-K for the year ended December 29, 2012, filed with the Securities and Exchange Commission on February 25, 2013. In our opinion, these condensed consolidated financial statements reflect all adjustments, consisting of only normal, recurring accruals, necessary to present fairly our condensed consolidated financial statements for the interim periods presented herein. The consolidated results of operations for the quarter and six months ended June 29, 2013, are not necessarily indicative of the results to be expected for the full year.
The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. We routinely evaluate our estimates, including those related to sales and promotional allowances, customer returns, allowances for doubtful accounts, inventory valuations, useful lives of fixed assets and related impairment, long-term investments, hedge transactions, goodwill and intangible asset valuations and impairments, incentive compensation, income taxes, self-insurance, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.
Prior year amounts shown in the accompanying condensed consolidated financial statements have been reclassified for consistent presentation.
Our significant accounting policies are summarized in Note 1 to the consolidated financial statements included in our Form 10-K for the year ended December 29, 2012. An update to these accounting policies is below.

Self-Insurance Reserves
We maintain reserves for the self-funded portions of employee medical insurance benefits. Our portion of employee medical claims is generally limited to $0.3 million per participant annually by stop-loss insurance coverage. Due to the significance of certain historical claims, our 2013 stop-loss insurance coverage limit was increased to $5.0 million in aggregate for a specific portion of our self-funded claims.  For the six months ended June 29, 2013, we have recorded $4.6 million in pre-tax expenses associated with these claims.

2.    NEW ACCOUNTING STANDARDS
In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under the standard, an entity is required to disclose items reclassified in their entirety out of accumulated other comprehensive income, the effect of the reclassification on each affected net income line item and for items that are not classified out of accumulated other comprehensive income in their entirety, a cross reference to other required U.S. GAAP disclosures. The requirements were effective and adopted by the Company during the first quarter of 2013.
3.     BUSINESS ACQUISITIONS
2012 Acquisition
On October 11, 2012, we completed the acquisition of all of the issued and outstanding shares and membership interests of Snack Factory, LLC and certain affiliates ("Snack Factory"), for $343.4 million.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following unaudited pro forma results for the quarter and six months ended June 30, 2012, include estimates and assumptions regarding increased amortization of intangible assets related to the acquisition, increased interest expense related to debt acquired in order to fund the acquisition and the related tax effects. Pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated, or that may result in the future for various reasons including the potential impact of revenue and cost synergies on the business.

	Quarter Ended June 30, 2012	Six Months Ended June 30, 2012
(in thousands, except per share data)
Net revenue	$428,930	$842,918
Income before interest and income taxes	39,206	66,055
Net income attributable to Snyder's-Lance, Inc.	20,516	34,478
Weighted average diluted shares	69,319	69,086
Diluted earnings per share	$0.30	$0.50
Merger and Integration Activities
On December 6, 2010, Lance, Inc. and Snyder’s of Hanover, Inc. completed a merger (“Merger”) to create Snyder’s-Lance, Inc.
In connection with this Merger, we converted our company owned distribution routes to an independent business owner ("IBO") distribution structure.
During the quarter and six months ended June 30, 2012, we incurred $0.2 million and $1.7 million, respectively, in severance costs and professional fees related to the Merger and integration activities, which are included in selling, general and administrative expenses on the Condensed Consolidated Statements of Income. There were no such costs incurred during the quarter and six months ended June 29, 2013.
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
For the quarter and six months ended June 29, 2013, approximately 24,000 and 44,000 shares, respectively, were excluded from the calculation of diluted earnings per share because their effects were antidilutive. No shares were excluded from the calculation of diluted earnings per share for the quarter and six months ended June 30, 2012.
On May 3, 2013, an amendment to the Restated Articles of Incorporation of Snyder's-Lance, Inc. was approved at the annual meeting of stockholders to increase the number of authorized shares of common stock from 75,000,000 to 110,000,000.
5.    STOCK-BASED COMPENSATION
Compensation expense related to equity-based incentive plans of $1.6 million and $1.3 million was recognized for the quarters ended June 29, 2013, and June 30, 2012, respectively, and was $2.8 million and $2.3 million, respectively, for the six months then ended. During the six months ended June 29, 2013, we issued 442,493 non-qualified stock options at a weighted-average exercise price of $25.61 per share and 151,737 restricted shares to employees and directors. During the six months ended June 30, 2012, we issued 533,994 non-qualified stock options at a weighted-average exercise price of $22.41 per share and 159,867 restricted shares to employees and directors.
For the quarters ended June 29, 2013, and June 30, 2012, we repurchased 265 and 467 shares, respectively, of common stock from employees to cover withholding taxes payable by employees upon the vesting of restricted stock. For the six months ended June 29, 2013, and June 30, 2012, we repurchased 27,755 and 14,803 shares, respectively.
In addition, we recorded $0.4 million and $0.8 million, in incentive compensation expense for a performance-based cash incentive plan for the six months ended June 29, 2013, and June 30, 2012, respectively.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

6.     INVENTORIES
Inventories as of June 29, 2013, and December 29, 2012, consisted of the following:

(in thousands)	June 29, 2013	December 29, 2012
Finished goods	$80,751	$74,627
Raw materials	18,521	19,307
Maintenance parts, packaging and supplies	24,886	24,322
Inventories	$124,158	$118,256
7.     FIXED ASSETS
Fixed assets as of June 29, 2013, and December 29, 2012, consisted of the following:

(in thousands)	June 29, 2013	December 29, 2012
Land and land improvements	$28,149	$28,501
Buildings and building improvements	142,618	135,491
Machinery, equipment and computer systems	453,105	416,767
Trucks and automobiles	31,415	32,042
Furniture and fixtures	12,719	12,158
Construction in progress	29,041	41,257
	$697,047	$666,216
Accumulated depreciation	(349,431)	(331,053)
	347,616	335,163
Fixed assets held for sale	(2,752)	(3,778)
Fixed assets, net	$344,864	$331,385
Depreciation expense related to fixed assets was $12.4 million and $11.9 million during the quarters ended June 29, 2013, and June 30, 2012, respectively. For the six months ended June 29, 2013, and June 30, 2012, depreciation expense was $24.8 million and $23.6 million, respectively. There were no fixed asset impairment charges during the quarter and six months ended June 29, 2013, as compared to $0.1 million recorded during the second quarter and first six months of 2012.
During the fourth quarter of 2012, we made the decision to close our Cambridge, Ontario manufacturing facility in May 2013 in order to consolidate the operations of our two Canadian manufacturing facilities. In conjunction with this decision, an asset impairment charge of $2.5 million was recorded in the fourth quarter of 2012. No further impairment charges have been necessary during 2013. However, additional expenses of $1.0 million were incurred in the second quarter of 2013 associated with the relocation of assets and start-up costs in order to consolidate the two manufacturing facilities.
The closure of the Corsicana, Texas manufacturing facility was completed during the quarter ended March 31, 2012. Upon closure of the facility, many of the assets were relocated to other manufacturing locations. Expenses incurred as part of the relocation process were $0.6 million and $2.0 million in the quarter and six months ended June 30, 2012, respectively, and were included in cost of sales in the Condensed Consolidated Statements of Income. The land and building in Corsicana, Texas comprise the majority of the $2.8 million fixed assets held for sale in the Condensed Consolidated Balance Sheets as of June 29, 2013.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

8.     GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the six months ended June 29, 2013, are as follows:

(in thousands)	Carrying Amount
Balance as of December 29, 2012	$540,389
Goodwill acquired in the purchase of route businesses	6,805
Goodwill attributable to the sale of route businesses	(5,581)
Change in goodwill reclassified to assets held for sale	(1,976)
Change in foreign currency exchange rate	(2,218)
Balance as of June 29, 2013	$537,419
As of June 29, 2013, and December 29, 2012, other intangible assets consisted of the following:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of June 29, 2013:
Customer and contractual relationships – amortized	$148,956	$(14,746)	$134,210
Non-compete agreement – amortized	100	(35)	65
Reacquired rights – amortized	3,100	(738)	2,362
Patents – amortized	8,600	(556)	8,044
Routes businesses – unamortized	21,306	—	21,306
Trademarks – unamortized	360,687	(526)	360,161
Balance as of June 29, 2013	$542,749	$(16,601)	$526,148

As of December 29, 2012:
Customer and contractual relationships – amortized	$148,956	$(10,524)	$138,432
Non-compete agreement – amortized	100	(10)	90
Reacquired rights – amortized	3,100	(544)	2,556
Patents – amortized	8,600	(165)	8,435
Routes businesses – unamortized	20,161	—	20,161
Trademarks – unamortized	362,587	(526)	362,061
Balance as of December 29, 2012	$543,504	$(11,769)	$531,735
Amortization expense related to intangibles was $2.4 million and $1.2 million for the quarters ended June 29, 2013, and June 30, 2012, respectively, and $4.8 million and $2.4 million, respectively, for the six months then ended.
Route businesses and trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. Although not amortized, they are reviewed for impairment as conditions change or at least on an annual basis. During the second quarter of 2013, we recorded a $1.9 million impairment charge to write off one of our trademarks. The impairment charge was necessary due to the decision to replace future sales of associated products with a more recognizable brand. The majority of our remaining trademarks, predominately those acquired through recent transactions, have a fair value which approximates the book value. Any changes in the use of these trademarks or the sales volumes of the associated products could result in an impairment charge. In addition, the valuation of trademarks acquired in the Snack Factory acquisition in the fourth quarter of 2012 assumes significant revenue growth in current and future years. Although we believe this rate of revenue growth is reasonable, any reduction in growth or growth expectations could result in impairment of the associated trademarks.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The changes in the carrying amount of route businesses for the six months ended June 29, 2013, are as follows:

(in thousands)	Carrying Amount
Balance of route businesses as of December 29, 2012	$20,161
Purchases of route businesses, exclusive of goodwill acquired	14,548
Sales of route businesses	(10,360)
Change in route businesses reclassified to assets held for sale	(3,043)
Balance of route businesses as of June 29, 2013	$21,306
We recorded net gains from the sale of route businesses of $1.5 million and $10.9 million, respectively, for the quarters ended June 29, 2013, and June 30, 2012, and $1.6 million and $20.2 million, respectively, for the six months then ended.
Route businesses and associated goodwill allocated to assets held for sale represent assets available for sale in their present condition and for which actions to complete a sale have been initiated. As of June 29, 2013, $8.0 million of route businesses and $4.3 million of goodwill are included in assets held for sale in the Condensed Consolidated Balance Sheets. As of December 29, 2012, $4.9 million in route businesses and $2.3 million of goodwill were included in assets held for sale.
9.     LONG-TERM DEBT
Long-term debt outstanding as of June 29, 2013, and December 29, 2012, consisted of the following:

(in thousands)	June 29, 2013	December 29, 2012
Revolving credit facilities	$117,997	$101,127
Other long-term debt	417,372	433,922
Total debt	535,369	535,049
Less: Current portion of long-term debt	(18,704)	(20,462)
Total long-term debt	$516,665	$514,587
Our primary credit agreement allows us to make revolving credit borrowings of up to $265 million through December 2015. As of June 29, 2013, and December 29, 2012, we had available $148 million and $165 million, respectively, of unused credit on this credit facility. The credit agreement requires us to comply with certain defined covenants. We are currently in compliance with all covenants.
The fair value of outstanding debt, including current maturities, was approximately $542 million and $544 million at June 29, 2013, and December 29, 2012, respectively. The Level 2 fair value estimates were based on similar debt with comparable maturities, credit ratings and interest rates.
10.     INCOME TAXES
We have recorded gross unrecognized tax benefits as of June 29, 2013, totaling $6.6 million and related interest and penalties of $2.5 million in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. Of this total amount, $7.4 million would affect the effective tax rate if subsequently recognized. As of December 29, 2012, we recorded gross unrecognized tax benefits totaling $6.0 million and related interest and penalties of $2.3 million in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. We expect that certain income tax audits will be settled or various tax authorities’ statutes of limitations will expire during the next twelve months resulting in a potential $2.9 million reduction of the unrecognized tax benefit amount. We classify interest and penalties associated with income tax positions within income tax expense.
The effective tax rate decreased from 41.5% for the second quarter of 2012 to 36.6% for the second quarter of 2013 and decreased from 40.8% for the first six months of 2012 to 37.3% for the first six months of 2013. The decrease in the effective income tax rate was due to less non-tax deductible expenses, primarily related to goodwill associated with the sale of route businesses.

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
assumptions.
We measure derivative instruments at fair value using Level 2 inputs. See Note 12 for additional information about our derivative instruments. The fair value of our outstanding debt is measured using Level 2 inputs and is disclosed in Note 9 to the condensed consolidated financial statements. There were no changes among the levels during the first six months of 2013.
The carrying amount of cash equivalents, receivables and accounts payable approximates fair value due to their short-term nature.
12.     DERIVATIVE INSTRUMENTS
We are exposed to certain risks relating to our ongoing business operations. We use derivative instruments to manage interest rate and foreign exchange risks.
The fair value of the derivative instrument liability in the Condensed Consolidated Balance Sheets using Level 2 inputs was as follows:

(in thousands)	Balance Sheet Location	June 29, 2013	December 29, 2012
Interest rate swaps	Other payables and accrued liabilities	$(3)	$(15)
Interest rate swaps	Other noncurrent liabilities	(994)	(1,575)
Foreign currency forwards	Other payables and accrued liabilities	(360)	—
Total fair value of derivative instruments		$(1,357)	$(1,590)
Interest Rate Swaps
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable-rate debt. The fair value of interest rate swaps is determined utilizing a market approach model using the notional amount of the interest rate swaps and the observable inputs of time to maturity and interest rates. The notional amount of the interest rate swaps designated as hedging instruments as of June 29, 2013 and December 29, 2012, was $50.4 million and $54.3 million, respectively.
Foreign Currency Forwards
We have exposure to foreign exchange rate fluctuations through the operations of our Canadian subsidiary. A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of its costs, such as raw materials and labor costs, are denominated in Canadian dollars. We enter into derivative forward contracts to mitigate a portion of this foreign exchange rate exposure. These contracts have maturities through December 2013. The notional amount for foreign currency forwards was $12.4 million as of June 29, 2013. There were no contracts outstanding at December 29, 2012.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The changes in unrealized (losses)/gains, net of income tax, included in other comprehensive income due to fluctuations in interest rates and foreign exchange rates were as follows:

	Quarter Ended		Six Months Ended
(in thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Interest rate swaps, net of income tax (expense)/benefit of ($101), $145, ($144) and $169, respectively	$161	$(232)	$230	$(269)
Foreign currency forwards, net of income tax benefit of $75, $89, $112 and $11, respectively	(166)	(195)	(248)	(24)
Total change in unrealized (losses)/gains from derivative instruments, net of income tax (effective portion)	$(5)	$(427)	$(18)	$(293)
13.     COMMITMENTS AND CONTINGENCIES
Contractual Obligations
In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Purchase commitments for certain ingredients, packaging materials and energy decreased from $158.5 million as of December 29, 2012 to $155.4 million as of June 29, 2013, due primarily to ingredient usage during the six months and the timing of new purchase agreements. In addition to these commitments, we have contracts for certain ingredients and packaging materials where we have secured a fixed price but do not have a minimum purchase quantity. We currently contract from approximately three to twelve months in advance for certain major ingredients and packaging.
We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $13.9 million as of June 29, 2013, and $18.9 million as of December 29, 2012.
Guarantees
We currently provide a partial guarantee for loans made to IBOs by third party financial institutions for the purchase of distribution routes and trucks. The outstanding aggregate balance on these loans was approximately $110.8 million as of June 29, 2013, compared to approximately $109.7 million as of December 29, 2012. The annual maximum amount of future payments we could be required to make under the guarantee equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the routes and trucks for which the loans are made. Accordingly, we have the ability to recover substantially all of the outstanding loan value upon default, and our liability associated with this guarantee is not material.
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
We own 80% of Michaud Distributors, Inc. (“Michaud”), which distributes our products in the northeastern United States, and consolidate its balance sheet and operating results into our condensed consolidated financial statements. The remaining 20% is owned by two employees. We have notes receivable from stockholders and employees of Michaud of $0.2 million as of June 29, 2013 and December 29, 2012. The notes are unsecured, due upon demand, and bear interest at the best rate available to Michaud by its primary commercial lenders.
We own a noncontrolling equity interest in Late July Snacks LLC (“Late July”), an organic snack food company. This investment is reflected in other noncurrent assets on the Condensed Consolidated Balance Sheets. Equity earnings, which are not material, are included in other income, net on the Condensed Consolidated Statements of Income. We also manufacture products for Late July. Contract manufacturing revenue from Late July was approximately $0.9 million and $1.2 million during the second quarter of 2013 and 2012, respectively, and $1.8 million and $2.5 million, for the first six months of 2013 and 2012, respectively. Accounts receivable due from Late July totaled $0.3 million and $0.5 million at June 29, 2013, and December 29, 2012, respectively.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

ARWCO Corporation, MAW Associates, LP and Warehime Enterprises, Inc. are owned or controlled by the Chairman of the Board of Snyder’s-Lance, Inc. or family members. Among other unrelated business activities, these entities provide financing to IBOs for the purchase of trucks and routes. We have entered into loan service agreements with these related parties that allow us to repurchase certain distribution assets in the event an IBO defaults on a loan with the related party. We are required to repurchase the assets 30 days after default at the value as defined in the loan service agreement which approximates fair market value. As of June 29, 2013, there were outstanding loans made to IBOs by the related parties of approximately $33.7 million compared to $37.0 million in loans outstanding as of December 29, 2012. Our Chairman of the Board also serves as an officer and/or director of these entities. Transactions with these related parties are primarily related to the collection and remittance of loan payments on notes receivable held by the related parties. We are reimbursed for certain overhead and administrative services associated with the services provided to these related parties. The receivables from, payables to and administrative fees from these entities are not significant for any period presented.
A Connecticut warehouse used to support our distribution network is leased from a company partially owned by an employee. There were $0.1 million in lease payments made to this company during the first six months of 2013 and 2012.
One of our directors, C. Peter Carlucci, Jr., is a member of Eckert Seamans Cherin & Mellott, LLC (“Eckert”), which serves as one of our outside legal firms. Expenses incurred for services provided by Eckert were $0.1 million in each of the second quarters of 2013 and 2012, and $0.4 million and $0.2 million for the first six months of 2013 and 2012, respectively.
15.     OTHER COMPREHENSIVE INCOME
Total comprehensive income attributable to Snyder's-Lance, Inc., determined as net income adjusted by total other comprehensive income, was $10.6 million and $17.6 million for the quarters ended June 29, 2013, and June 30, 2012, respectively, and $28.9 million and $33.6 million, respectively, for the six months then ended. Total other comprehensive income presently consists of foreign currency translation adjustments and unrealized gains and losses from our derivative financial instruments accounted for as cash flow hedges.
Amounts reclassified out of total other comprehensive income, net of tax, consisted of the following:

		Quarter Ended		Six Months Ended
(in thousands)	Income Statement Location	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Gains/(losses) on cash flow hedges reclassified out of total other comprehensive income:
Interest rate swaps, net of tax of $56, $74, $125 and $147, respectively	Interest expense, net	$(89)	$(119)	$(200)	$(237)
Foreign currency forwards, net of tax of $60, ($32), $85 and ($71), respectively	Net revenue	(134)	72	(190)	159
Foreign currency forwards, net of tax of $6, $9, $10 and $8, respectively	Other income, net	(14)	(18)	(22)	(17)
Total cash flow hedge reclassifications, net of tax		$(237)	$(65)	$(412)	$(95)
During the six months ended June 29, 2013, changes to the balance in accumulated other comprehensive income were as follows:

(in thousands)	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
Balance as of December 29, 2012	$(842)	$15,960	$15,118
Other comprehensive income/(loss) before reclassifications	(430)	(3,905)	(4,335)
Losses reclassified from comprehensive income	412	—	412
Net other comprehensive loss	(18)	(3,905)	(3,923)
Balance as of June 29, 2013	$(860)	$12,055	$11,195

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Income taxes on the foreign currency translation adjustment in other comprehensive income are not recognized because these earnings are considered to be permanently reinvested and, accordingly, no provision for U.S. federal and state income taxes is required.
16.     SEGMENT REPORTING
We operate in one business segment: the manufacturing, distribution, marketing and sale of snack food products. We define business segments as components of an organization for which discrete financial information is available and operating results are evaluated on a regular basis by the chief operating decision maker (“CODM”) in order to assess performance and allocate resources. Our CODM is the Company's President and Chief Executive Officer. Characteristics of our organization which were relied upon in making this determination include the similar nature of all of the products that we sell, the functional alignment of our organizational structure and the reports that are regularly reviewed by the CODM for the purpose of assessing performance and allocating resources.
Revenue by Product Category
Net revenue by product category was as follows:

	Quarter Ended		Six Months Ended
(in thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Branded	$269,669	$233,573	$527,856	$464,350
Partner brands	77,630	72,849	148,039	142,829
Private brands	68,552	68,904	137,233	138,260
Other	23,200	24,074	44,495	46,804
Net revenue	$439,051	$399,400	$857,623	$792,243
Significant Customers
Sales to our largest retailer, Wal-Mart Stores, Inc., were approximately 16% of net revenues for the quarter and six months ended June 29, 2013, and 17% of net revenue for the quarter and six months ended June 30, 2012. In addition, third-party distributors, which account for approximately 12% of sales, purchase and resell our products to retailers including Wal-Mart Stores, Inc. thereby increasing our sales attributable to Wal-Mart Stores, Inc. by an amount we are unable to estimate. Accounts receivable at June 29, 2013, and December 29, 2012, included receivables from Wal-Mart Stores, Inc. totaling $24.4 million and $25.9 million, respectively.

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
Management’s discussion and analysis of our financial condition and results of operations are based on the condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The consolidated results of operations for the quarter and six months ended June 29, 2013, are not necessarily indicative of the results to be expected for the full year. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. We routinely evaluate our estimates, including those related to sales and promotional allowances, customer returns, allowances for doubtful accounts, inventory valuations, useful lives of fixed assets and related impairment, long-term investments, hedge transactions, goodwill and intangible asset valuations and impairments, incentive compensation, income taxes, self-insurance, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.
Overview
During the second quarter of 2013, we continued to implement our strategic plan, which provides for growth of our core branded products (Snyder's of Hanover® pretzels, Lance® sandwich crackers, Cape Cod® kettle potato chips and Snack Factory® Pretzel Crisps® pretzel crackers) through expanded distribution, innovation and advertising. During the quarter, we increased our marketing and advertising in order to support this effort, including a new television advertising campaign for Snyder's of Hanover® pretzels, the launch of several new products, and increased social media promotional activities for the 100-year anniversary of the Lance® brand, a significant milestone for both the brand and the Company. In addition, we continued to benefit from our acquisition of Snack Factory, LLC and certain affiliates ("Snack Factory"). Our newest core brand, Pretzel Crisps® has realized significant revenue and market share growth consistently throughout the first six months of 2013.
For our allied brands (Tom's®, Jays®, Archway®, Stella D'oro®, O-Ke-Doke®, Krunchers!®, EatSmart® and Padrinos®), we continued to focus on improving margins through pricing strategies, enhanced packaging and product configuration. Net revenue increased compared to the first quarter of 2013 primarily due to increased distribution of certain brands through the convenience store channel and other retail channels.
In addition, during the second quarter of 2013, we experienced the following:

•	Higher costs of $1.2 million associated with consolidation of our Canadian manufacturing facilities to one location and start-up costs associated with the completion of certain major capital projects;

•
Certain self-funded medical claims that resulted in $4.3 million in incremental expenses for the quarter, of which $2.5 million was recorded in cost of sales and $1.8 million was recorded in selling, general and administrative expenses;

•	Impairment charges of $1.9 million associated with one of our trademarks;

•	Net gains from the sale of route businesses of $1.5 million, which was a significant decrease from prior year net gains of $10.9 million.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended June 29, 2013 Compared to Quarter Ended June 30, 2012

					Favorable/
	Quarter Ended				(Unfavorable)
(in thousands)	June 29, 2013		June 30, 2012		Variance
Net revenue	$439,051	100.0%	$399,400	100.0%	$39,651	9.9%
Cost of sales	293,081	66.8%	267,482	67.0%	(25,599)	(9.6)%
Gross margin	145,970	33.2%	131,918	33.0%	14,052	10.7%
Selling, general and administrative	123,504	28.1%	107,649	27.0%	(15,855)	(14.7)%
Impairment charges	1,900	0.4%	127	—%	(1,773)	nm
Gain on sale of route businesses, net	(1,482)	(0.3)%	(10,882)	(2.7)%	(9,400)	(86.4)%
Other income, net	(2,028)	(0.5)%	(572)	(0.2)%	1,456	254.5%
Income before interest and income taxes	24,076	5.5%	35,596	8.9%	(11,520)	(32.4)%
Interest expense, net	3,521	0.8%	2,303	0.5%	(1,218)	(52.9)%
Income tax expense	7,525	1.7%	13,828	3.5%	6,303	45.6%
Net income	$13,030	3.0%	$19,465	4.9%	$(6,435)	(33.1)%
nm - not meaningful

Net Revenue
Net revenue by product category for the quarter ended June 29, 2013, and June 30, 2012, was as follows:

					Favorable/
	Quarter Ended				(Unfavorable)
(in thousands)	June 29, 2013		June 30, 2012		Variance
Branded	$269,669	61.4%	$233,573	58.5%	$36,096	15.5%
Partner brands	77,630	17.7%	72,849	18.2%	4,781	6.6%
Private brands	68,552	15.6%	68,904	17.3%	(352)	(0.5)%
Other	23,200	5.3%	24,074	6.0%	(874)	(3.6)%
Net revenue	$439,051	100.0%	$399,400	100.0%	$39,651	9.9%
Net revenue increased $39.7 million, or 9.9%, for the quarter ended June 29, 2013, compared to the quarter ended June 30, 2012. A significant portion of the increase in net revenue compared to the prior year was driven by the incremental net revenue from Snack Factory, which was acquired in the fourth quarter of 2012.
Compared to the quarter ended June 30, 2012, net revenue from our branded products increased $36.1 million, or 15.5%. The majority of this increase was due to the Snack Factory acquisition, which has continued to generate significant revenue growth as was our expectation when the acquisition was consummated. Combined net revenue from our core branded products increased approximately 22% compared to the prior year and each of our core brands realized market share gains during the quarter. We also realized increased net revenue from our allied branded products in the second quarter compared to the first quarter of 2013 as net revenue from these products was relatively flat with the prior year as opposed to declines experienced in recent quarters.
Partner brand net revenue increased $4.8 million, or 6.6%, compared to the second quarter of 2012. The increase in net revenue from partner brands was primarily due to the addition of new products and expanded distribution.
Net revenue from private brand products declined $0.4 million, or 0.5%, in the second quarter of 2013 compared to the second quarter of 2012. During the second quarter of 2013, net revenue decreased as we experienced volume declines from certain customers due to price competition from branded products, which was substantially offset by volume gains from other existing customers.
Other net revenue declined $0.9 million, or 3.6%, from the second quarter of 2012 to the second quarter of 2013 primarily because of the planned loss of net revenue from certain contract manufactured products produced in the prior year.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Gross Margin
Gross margin increased $14.1 million during the second quarter of 2013 compared to the second quarter of 2012. The increase in gross margin was primarily due to increased net revenue resulting from the Snack Factory acquisition. We continued to see higher gross margin as a percentage of net revenue resulting primarily from improved manufacturing efficiencies and a higher mix of branded products, primarily Snack Factory's Pretzel Crisps®, when compared to the second quarter of 2012. This was partially offset by increased promotional spending, incremental expenses incurred in 2013 associated with certain self-funded medical claims, planned start-up costs associated with the completion of major capital projects and additional expenses incurred to consolidate our Canadian manufacturing facilities to one location.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $15.9 million in the second quarter of 2013 compared to the second quarter of 2012, and increased 1.1% as a percentage of net revenue. The increase in selling, general and administrative expenses was due to the additional expenses for Snack Factory, increased marketing, advertising and sampling costs to support our core brands and incremental expenses incurred in 2013 associated with certain self-funded medical claims.

Impairment Charges
We incurred $1.9 million in impairment charges in the second quarter of 2013 compared to only $0.1 million in the second quarter of 2012. The impairment charge for one of our trademarks was driven by the decision to replace future sales of associated products with a more recognizable brand.

Gain on the Sale of Route Businesses, Net
During the second quarter of 2013, we recognized $1.5 million in gains on the sale of route businesses compared with gains of $10.9 million during the second quarter of 2012. The decrease was due to completion of activities associated with the conversion to an independent business owner ("IBO") distribution structure during the second quarter of 2012. Although we continue to routinely purchase and sell route businesses, we do not expect significant net gains from this activity during the remainder of 2013.
Other Income, Net
We recognized other income of $2.0 million in the second quarter of 2013 compared with $0.6 million in the second quarter of 2012. The increase is primarily due to additional gains on foreign exchange rates associated with our Canadian subsidiary and fee income associated with route transfers.
Interest Expense, Net
Interest expense increased $1.2 million during the second quarter of 2013 compared to the second quarter of 2012 as a result of a higher amount of long-term debt outstanding during the quarter. The additional $325 million of long-term debt incurred in the fourth quarter of 2012 and used to fund the Snack Factory acquisition increased interest expense by $1.6 million in the second quarter of 2013 when compared to the second quarter of 2012.
Income Tax Expense
The effective income tax rate decreased to 36.6% for the second quarter of 2013 from 41.5% for the second quarter of 2012. The decrease in the effective income tax rate was due to less non-tax deductible expenses, primarily related to goodwill associated with the sale of route businesses. We expect the lower effective tax rate to continue through the remainder of the year.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended June 29, 2013 Compared to Six Months Ended June 30, 2012

					Favorable/
	Six Months Ended				(Unfavorable)
(in thousands)	June 29, 2013		June 30, 2012		Variance
Net revenue	$857,623	100.0%	$792,243	100.0%	$65,380	8.3%
Cost of sales	566,857	66.1%	532,942	67.3%	(33,915)	(6.4)%
Gross margin	290,766	33.9%	259,301	32.7%	31,465	12.1%
Selling, general and administrative	234,500	27.3%	218,352	27.6%	(16,148)	(7.4)%
Impairment charges	1,900	0.2%	127	—%	(1,773)	nm
Gain on sale of route businesses, net	(1,592)	(0.2)%	(20,169)	(2.5)%	(18,577)	(92.1)%
Other income, net	(3,504)	(0.3)%	(661)	(0.2)%	2,843	430.1%
Income before interest and income taxes	59,462	6.9%	61,652	7.8%	(2,190)	(3.6)%
Interest expense, net	6,960	0.8%	4,566	0.6%	(2,394)	(52.4)%
Income tax expense	19,564	2.3%	23,296	2.9%	3,732	16.0%
Net income	$32,938	3.8%	$33,790	4.3%	$(852)	(2.5)%
nm - not meaningful
Net Revenue
Net revenue by product category for the six months ended June 29, 2013, and June 30, 2012, was as follows:

					Favorable/
	Six Months Ended				(Unfavorable)
(in thousands)	June 29, 2013		June 30, 2012		Variance
Branded	$527,856	61.5%	$464,350	58.6%	$63,506	13.7%
Partner brands	148,039	17.3%	142,829	18.0%	5,210	3.6%
Private brands	137,233	16.0%	138,260	17.5%	(1,027)	(0.7)%
Other	44,495	5.2%	46,804	5.9%	(2,309)	(4.9)%
Net revenue	$857,623	100.0%	$792,243	100.0%	$65,380	8.3%

Net revenue increased $65.4 million, or 8.3% compared to the first six months of 2012. A significant portion of the increase in net revenue compared to the prior year was driven by the incremental net revenue from Snack Factory, which was acquired in the fourth quarter of 2012.

Branded net revenue increased $63.5 million, or 13.7%, compared to the first six months of 2012. The majority of this increase was due to the acquisition of Snack Factory. Net revenue from branded products for the first six months was also positively impacted by continued revenue growth in our core branded products, but this growth was partially offset by volume declines in our allied branded products.
Partner brand net revenue increased $5.2 million, or 3.6%, for the first six months of 2013 compared to the first six months of 2012. The increase in net revenue from partner brands was primarily due to the addition of new products and expanded distribution.

Private brand net revenue declined $1.0 million, or 0.7%, in the first six months of 2013 as compared to the same period in 2012. During the first six months of 2013, net revenue decreased as we experienced volume declines from certain customers due to price competition from branded products, which was substantially offset by volume gains from other existing customers.
Other net revenue declined $2.3 million, or 4.9%, from the first six months of 2012 to the first six months of 2013 primarily because of the planned loss of net revenue from certain contract manufactured products produced in the prior year.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Gross Margin
Gross margin increased $31.5 million, or 1.2% as a percentage of net revenue, during the first six months of 2013 compared to the same period last year. The increase in gross margin was primarily due to increased net revenue resulting from the Snack Factory acquisition. The higher gross margin as a percentage of net revenue was primarily a result of improved manufacturing efficiencies, increased selling prices and a higher mix of branded products, primarily Snack Factory's Pretzel Crisps®, when compared to the first half of 2012.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $16.1 million during the first six months of 2013 primarily as a result of the Snack Factory acquisition. As a percentage of net revenue, selling, general and administrative expenses decreased 0.3% primarily as a result of reduced infrastructure costs and lower compensation and benefit expenses due to the conversion to an IBO distribution structure and synergies recognized as a result of our Merger integration activities. This favorability was offset by increased marketing, advertising and sampling costs, and incremental expenses incurred in 2013 associated with certain self-funded medical claims.

Impairment Charges
We incurred $1.9 million in impairment charges in the first six months of 2013 compared to only $0.1 million in the first six months of 2012. The impairment charge for one of our trademarks was driven by the decision to replace future sales of associated products with a more recognizable brand.

Gain on Sale of Route Businesses, Net
During the first six months of 2013, we recognized gains of $1.6 million from the sale of route businesses compared to gains of $20.2 million during the first six months of 2012. Gains on the sale of route businesses were significantly higher in the first six months of 2012 as compared to the same period in 2013 as the conversion to an IBO distribution structure began in the second quarter of 2011 and continued through the first six months of 2012.
Other Income, Net
We recognized other income of $3.5 million in the first six months of 2013 compared with $0.7 million in the first six months of 2012. The increase is primarily due to additional gains on foreign exchange rates associated with our Canadian subsidiary and fee income associated with route transfers.
Interest Expense
Interest expense increased $2.4 million during the first six months of 2013 compared to the first six months of 2012 primarily as a result of a higher amount of long-term debt outstanding during the quarter. The additional $325 million of long-term debt incurred in the fourth quarter of 2012 and used to fund the Snack Factory acquisition increased interest expense by $3.3 million in the first six months of 2013 when compared to the first six months of 2012.
Income Tax Expense
The effective income tax rate decreased from 40.8% for the first six months of 2012 to 37.3% for the first six months of 2013. The decrease in the effective income tax rate was due to less non-tax deductible expenses, primarily related to the goodwill associated with the sale of route businesses.
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
We permanently reinvest earnings from our Canadian subsidiary. As of June 29, 2013, $3.5 million of our cash and cash equivalents balance is held by our Canadian subsidiary and cannot be repatriated without unfavorable tax consequences.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Cash Flows
Cash flow provided by operating activities increased $22.2 million in the first six months of 2013 compared to the first six months of 2012. The increase in cash flow provided by operations was primarily due to higher net income provided by operations in the first six months of 2013 compared to 2012 when a significant portion of net income was generated by gains on the sale of route businesses.

Investing Cash Flows
Cash used in investing activities in the first six months of 2013 totaled $40.6 million compared with cash provided by investing activities of $27.1 million in the first six months of 2012. The primary cause of the decrease in cash generated from investing activities was the reduction in net proceeds from the sale of route businesses. As the conversion to an IBO distribution network was completed in the first six months of 2012, net proceeds from the sale of route businesses have slowed considerably in 2013. Proceeds from the sale of route businesses generated cash flows of $17.5 million in the first six months of 2013; this was more than offset by purchases of route businesses of $21.4 million. This compared to proceeds of $80.1 million in the first six months of 2012 which were only partially offset by purchases of route businesses of $26.7 million. We anticipate additional proceeds and purchases of route businesses during the remainder of 2013 as we continue to optimize and expand our IBO distribution network. By the end of 2013, proceeds from the sale of route businesses are expected to exceed purchases.

Capital expenditures for fixed assets, principally manufacturing equipment, increased from $33.1 million in the first six months of 2012 to $39.9 million in the first six months of 2013. These expenditures were partially offset by proceeds received from the sale of fixed assets of $2.2 million in the first six months of 2013, as compared to $6.8 million in the first six months of 2012. We continue to project capital expenditures of approximately $78 million to $83 million for the full year, which is higher than our historical rate of capital expenditures necessary to maintain equipment and operate the business. The additional capital expenditures are being used to upgrade equipment, enhance capacity and provide innovative new product capabilities.
Financing Cash Flows
Net cash used in financing activities was $14.7 million in the first six months of 2013 compared to $53.1 million in the first six months of 2012. The additional cash used in 2012 was primarily due to higher net repayments of debt. Net proceeds from debt was $0.8 million for the first six months of 2013 compared to net repayments of debt of $39.9 million for the first six months of 2012, with the repayments in 2012 funded by the greater amount of cash generated by investing activities in that year. For the remainder of 2013, we plan to utilize cash provided by operations to repay the current portion of long-term debt and reduce the balance on our revolving credit facilities.

Dividends of $0.32 per common share totaling $22.1 million and $21.8 million were paid in the first six months of 2013 and 2012, respectively, with the slight increase in 2013 due to the change in number of shares outstanding.
On August 2, 2013, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on August 30, 2013 to stockholders of record on August 21, 2013.
Debt
As of June 29, 2013, additional borrowings available under our primary credit facility were $148.0 million. We have complied with all financial covenants contained in the credit agreement. We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $13.9 million as of June 29, 2013.
Contractual Obligations
In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Purchase commitments for certain ingredients, packaging materials and energy totaled $155.4 million as of June 29, 2013 compared to $158.5 million as of December 29, 2012. The decrease in purchase commitments was due primarily to ingredient usage during the six months and the timing of new purchase agreements. In addition to these commitments, we have contracts for certain ingredients and packaging materials where we have secured a fixed price but do not have a minimum purchase quantity. We currently contract from approximately three to twelve months in advance for certain major ingredients and packaging.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity or cash flows.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Update to Critical Accounting Estimates
Our critical accounting estimates are summarized in Item 7 of our Form 10-K for the year-ended December 29, 2012. An update to these critical accounting estimates is included below.
Self-Insurance Reserves
We maintain reserves for the self-funded portions of employee medical insurance benefits. Our portion of employee medical claims is generally limited to $0.3 million per participant annually by stop-loss insurance coverage. Due to the significance of certain historical claims, our 2013 stop-loss insurance coverage limit was increased to $5.0 million in aggregate for a specific portion of our self-funded claims.  For the six months ended June 29, 2013, we have recorded $4.6 million in pre-tax expenses associated with these claims.
Market Risks
The principal market risks that may adversely impact result of operations and financial position relate to ingredient, packaging and energy costs, interest and foreign exchange rates, and credit risks.
See the "Contractual Obligations" section above for a discussion of market risks associated with ingredient, packaging and energy costs.
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable-rate debt. While these interest rate swap agreements fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $0.1 million lower without these swaps during the second quarter of 2013 and $0.3 million lower during the first six months of 2013.
We have exposure to foreign exchange rate fluctuations through the operations of our Canadian subsidiary. A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of its costs, such as raw materials and direct labor, are denominated in Canadian dollars. We entered into a series of derivative forward contracts to mitigate a portion of this foreign exchange rate exposure. These contracts have maturities through December 2013. Foreign currency fluctuations, net of the effect of derivative forward contracts, unfavorably impacted the second quarter of 2013 by $0.1 million but favorably impacted the first six months by $0.2 million compared to 2012.
We do not have or use market risk sensitive instruments for trading or speculative purposes. See Note 12 to our condensed consolidated financial statements for additional information about our derivative instruments.
We are exposed to credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. For the six months ended June 29, 2013, and June 30, 2012, bad debt expense was $1.3 million and $0.4 million, respectively. Allowances for doubtful accounts were $2.7 million at June 29, 2013 and $2.2 million at December 29, 2012.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risks are included under "Market Risks" in Item 2 above, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Item 4. Controls and Procedures
As of the end of the period covered by this report, and pursuant to Rule 13a–15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a–15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 29, 2013.
There have been no changes in our internal control over financial reporting during the quarter ended June 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our revolving credit agreement restricts our payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $200 million. As of June 29, 2013, our consolidated stockholders’ equity was $888.5 million and we were in compliance with this covenant. The private placement agreement for $100 million of senior notes assumed as part of the Merger and the new term loan acquired to fund the acquisition of Snack Factory have provisions no more restrictive than the revolving credit agreement.
The following table presents information with respect to purchases of common stock of the Company made during the quarter ended June 29, 2013, by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 31, 2013 -- April 30, 2013	—	$—	—	157,644
May 1, 2013 -- May 31, 2013	265	26.68	—	157,379
June 1, 2013 -- June 29, 2013	—	—	—	157,379
Total	265	$26.68	—	157,379

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

3.3
Articles of Amendment to the Restated Articles of Incorporation of Snyder's-Lance, Inc., incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on May 6, 2013 (File No. 0-398).

3.4	Articles of Restatement of Snyder's-Lance, Inc., dated May 3, 2013, filed herewith.

3.5	Restated Articles of Incorporation of Snyder's-Lance, Inc., as amended through May 3, 2013, filed herewith.

3.6
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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNYDER’S-LANCE, INC.

Dated: August 6, 2013	By:	/s/ Rick D. Puckett
Rick D. Puckett
Executive Vice President, Chief Financial Officer and Treasurer