Form 10-Q
period 2013-09-28
SNYDER'S-LANCE, INC.
filed 2013-11-07
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarter ended September 28, 2013
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
Yes ☐         No ☑
The number of shares outstanding of the registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock as of October 30, 2013, was 69,874,409 shares.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SNYDER'S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
For the Quarters and Nine Months Ended September 28, 2013 and September 29, 2012
(in thousands, except per share data)

	Quarter Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net revenue	$453,023	$406,565	$1,310,646	$1,198,808
Cost of sales	295,429	269,626	862,286	802,568
Gross margin	157,594	136,939	448,360	396,240

Selling, general and administrative	122,110	106,512	356,610	324,864
Impairment charges	—	80	1,900	207
Gain on sale of route businesses, net	(465)	(1,427)	(2,057)	(21,596)
Other (income)/expense, net	(5,099)	537	(8,603)	(124)
Income before interest and income taxes	41,048	31,237	100,510	92,889

Interest expense, net	3,742	1,692	10,702	6,258
Income before income taxes	37,306	29,545	89,808	86,631

Income tax expense	14,194	11,634	33,758	34,930
Net income	23,112	17,911	56,050	51,701
Net income attributable to noncontrolling interests	213	146	329	397
Net income attributable to Snyder’s-Lance, Inc.	$22,899	$17,765	$55,721	$51,304

Basic earnings per share	$0.33	$0.26	$0.80	$0.75
Weighted average shares outstanding – basic	69,459	68,598	69,243	68,268

Diluted earnings per share	$0.33	$0.26	$0.80	$0.74
Weighted average shares outstanding – diluted	70,294	69,526	70,013	69,190

Cash dividends declared per share	$0.16	$0.16	$0.48	$0.48
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

SNYDER'S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
For the Quarters and Nine Months Ended September 28, 2013 and September 29, 2012
(in thousands)

	Quarter Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income	$23,112	$17,911	$56,050	$51,701

Net unrealized gains/(losses) on derivative instruments, net of income tax	247	5	229	(288)
Foreign currency translation adjustment	1,432	2,468	(2,473)	2,794
Total other comprehensive income/(loss)	1,679	2,473	(2,244)	2,506

Total comprehensive income	24,791	20,384	53,806	54,207
Comprehensive income attributable to noncontrolling interests, net of income tax of $112, $80, $233 and $176, respectively	(213)	(146)	(329)	(397)
Total comprehensive income attributable to Snyder’s-Lance, Inc.	$24,578	$20,238	$53,477	$53,810
See Notes to Condensed Consolidated Financial Statements (Unaudited).

SNYDER'S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of September 28, 2013 (Unaudited) and December 29, 2012
(in thousands, except share data)

	September 28, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$16,702	$9,276
Accounts receivable, net of allowances of $2,300 and $2,159, respectively	152,266	141,862
Inventories	139,764	118,256
Prepaid income taxes	5,272	—
Deferred income taxes	9,361	11,625
Assets held for sale	22,707	11,038
Prepaid expenses and other current assets	26,492	28,676
Total current assets	372,564	320,733

Noncurrent assets:
Fixed assets, net of accumulated depreciation of $351,985 and $331,053, respectively	344,746	331,385
Goodwill	536,655	540,389
Other intangible assets, net	519,517	531,735
Other noncurrent assets	23,139	22,490
Total assets	$1,796,621	$1,746,732

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$18,389	$20,462
Accounts payable	59,276	54,791
Accrued compensation	26,780	31,037
Accrued selling and promotional costs	15,097	16,240
Income tax payable	—	1,263
Other payables and accrued liabilities	32,511	30,830
Total current liabilities	152,053	154,623

Noncurrent liabilities:
Long-term debt	526,405	514,587
Deferred income taxes	182,830	176,037
Other noncurrent liabilities	28,607	29,310
Total liabilities	889,895	874,557

Commitments and contingencies

Stockholders’ equity:
Common stock, 69,508,697 and 68,863,974 shares outstanding, respectively	57,922	57,384
Preferred stock, no shares outstanding	—	—
Additional paid-in capital	759,839	746,155
Retained earnings	73,324	50,847
Accumulated other comprehensive income	12,874	15,118
Total Snyder’s-Lance, Inc. stockholders’ equity	903,959	869,504
Noncontrolling interests	2,767	2,671
Total stockholders’ equity	906,726	872,175
Total liabilities and stockholders’ equity	$1,796,621	$1,746,732
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

SNYDER'S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 28, 2013 and September 29, 2012
(in thousands)

	Nine Months Ended
	September 28, 2013	September 29, 2012
Operating activities:
Net income	$56,050	$51,701
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	44,805	39,255
Stock-based compensation expense	4,397	3,487
(Gain)/loss on sale of fixed assets, net	(1,022)	87
Gain on sale of route businesses	(2,057)	(21,596)
Impairment charges	1,900	207
Deferred income taxes	8,962	(7,419)
Changes in operating assets and liabilities, excluding business acquisitions	(38,562)	(5,938)
Net cash provided by operating activities	74,473	59,784

Investing activities:
Purchases of fixed assets	(55,874)	(55,962)
Purchases of route businesses	(26,798)	(27,747)
Proceeds from sale of fixed assets	4,552	8,185
Proceeds from sale of route businesses	25,004	88,672
Proceeds from sale of investments	921	—
Business acquisitions, net of cash acquired	(1,513)	—
Net cash (used in)/provided by investing activities	(53,708)	13,148

Financing activities:
Dividends paid to stockholders	(33,243)	(32,790)
Dividends paid to noncontrolling interests	(232)	(234)
Debt issuance costs	—	(567)
Issuances of common stock	10,514	10,741
Repurchases of common stock	(709)	(333)
Repayments of long-term debt	(16,279)	(1,647)
Net proceeds/(repayments) from revolving credit facilities	26,805	(59,869)
Net cash used in financing activities	(13,144)	(84,699)

Effect of exchange rate changes on cash	(195)	(274)

Increase/(decrease) in cash and cash equivalents	7,426	(12,041)
Cash and cash equivalents at beginning of period	9,276	20,841
Cash and cash equivalents at end of period	$16,702	$8,800

Supplemental information:
Cash paid for income taxes, net of refunds of $36 and $12,361, respectively	$29,056	$20,636
Cash paid for interest	$9,806	$5,801
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Snyder’s-Lance, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in our Form 10-K for the year ended December 29, 2012, filed with the Securities and Exchange Commission on February 25, 2013. In our opinion, these condensed consolidated financial statements reflect all adjustments, consisting of only normal, recurring accruals, necessary to present fairly our condensed consolidated financial statements for the interim periods presented herein. The consolidated results of operations for the quarter and nine months ended September 28, 2013, are not necessarily indicative of the results to be expected for the full year.
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
Self-Insurance Reserves
We maintain reserves for the self-funded portions of employee medical insurance benefits. Our portion of employee medical claims is generally limited to $0.3 million per participant annually by stop-loss insurance coverage. Due to the significance of certain historical claims, our 2013 stop-loss insurance coverage limit was increased to $5.0 million in aggregate for a specific portion of our self-funded claims. For the quarter and nine months ended September 28, 2013, we have recorded $0.4 million and $5.0 million, respectively, in pre-tax expenses associated with these claims.
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
3.     BUSINESS ACQUISITIONS
2013 Acquisition
On July 29, 2013, we acquired substantially all the assets of a snack food distributor in Massachusetts. This acquisition was part of our plans to continue growing and strengthening our independent business owner ("IBO") distribution network.
2012 Acquisition
On October 11, 2012, we completed the acquisition of all of the issued and outstanding shares and membership interests of Snack Factory, LLC and certain affiliates ("Snack Factory") for $343.4 million. Transaction related costs of $0.5 million were recognized in selling, general and administrative expense on the Condensed Consolidated Statements of Income during the quarter ended September 29, 2012.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following unaudited pro forma results for the quarter and nine months ended September 29, 2012, include estimates and assumptions regarding increased amortization of intangible assets related to the acquisition, increased interest expense related to debt acquired in order to fund the acquisition and the related tax effects. Pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated, or that may result in the future for various reasons including the potential impact of revenue and cost synergies on the business.

	Quarter Ended September 29, 2012	Nine Months Ended September 29, 2012
(in thousands, except per share data)
Net revenue	$435,346	$1,278,264
Income before interest and income taxes	35,401	101,456
Net income attributable to Snyder's-Lance, Inc.	19,302	53,780
Weighted average diluted shares	69,526	69,190
Diluted earnings per share	$0.28	$0.78
Merger and Integration Activities
On December 6, 2010, Lance, Inc. and Snyder’s of Hanover, Inc. completed a merger (“Merger”) to create Snyder’s-Lance, Inc. In connection with this Merger, we converted our company owned distribution routes to an IBO distribution network.
During the quarter and nine months ended September 29, 2012, we incurred $0.2 million and $1.9 million, respectively, in severance costs and professional fees related to the Merger and integration activities, which are included in selling, general and administrative expenses on the Condensed Consolidated Statements of Income. There were no such costs incurred during the quarter and nine months ended September 28, 2013.
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
No shares were excluded from the calculation of diluted earnings per share for the quarter or nine months ended September 28, 2013 and September 29, 2012.
On May 3, 2013, an amendment to the Restated Articles of Incorporation of Snyder's-Lance, Inc. was approved at the annual meeting of stockholders to increase the number of authorized shares of common stock from 75,000,000 to 110,000,000.
5.    STOCK-BASED COMPENSATION
Compensation expense related to equity-based incentive plans of $1.6 million and $1.2 million was recognized for the quarters ended September 28, 2013, and September 29, 2012, respectively, and was $4.4 million and $3.5 million, respectively, for the nine months then ended. During the nine months ended September 28, 2013, we issued 442,493 non-qualified stock options at a weighted-average exercise price of $25.61 per share and 151,737 restricted shares to employees and directors. During the nine months ended September 29, 2012, we issued 534,994 non-qualified stock options at a weighted-average exercise price of $22.41 per share and 159,867 restricted shares to employees and directors.
During the nine months ended September 28, 2013, and September 29, 2012, we repurchased 27,755 and 14,803 shares, respectively, of common stock from employees to cover withholding taxes payable by employees upon the vesting of restricted stock. There were no share repurchases for the quarters ended September 28, 2013, and September 29, 2012.
In addition, we recorded $0.8 million and $0.7 million in incentive compensation expense for a performance-based cash incentive plan for the quarters ended September 28, 2013, and September 29, 2012, respectively. For the nine months ended September 28, 2013, and September 29, 2012, incentive compensation expense for this plan was $1.2 million and $1.5 million, respectively.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

6.     INVENTORIES
Inventories as of September 28, 2013, and December 29, 2012, consisted of the following:

(in thousands)	September 28, 2013	December 29, 2012
Finished goods	$92,084	$74,627
Raw materials	20,029	19,307
Maintenance parts, packaging and supplies	27,651	24,322
Inventories	$139,764	$118,256
7.     FIXED ASSETS
Fixed assets as of September 28, 2013, and December 29, 2012, consisted of the following:

(in thousands)	September 28, 2013	December 29, 2012
Land and land improvements	$27,983	$28,501
Buildings and building improvements	142,549	135,491
Machinery, equipment and computer systems	469,216	416,767
Trucks and automobiles	31,244	32,042
Furniture and fixtures	12,164	12,158
Construction in progress	18,461	41,257
	701,617	666,216
Accumulated depreciation	(351,985)	(331,053)
	349,632	335,163
Fixed assets held for sale	(4,886)	(3,778)
Fixed assets, net	$344,746	$331,385
Depreciation expense related to fixed assets was $12.8 million and $12.0 million during the quarters ended September 28, 2013, and September 29, 2012, respectively. For the nine months ended September 28, 2013, and September 29, 2012, depreciation expense was $37.6 million and $35.6 million, respectively. There were no fixed asset impairment charges during the quarter and nine months ended September 28, 2013, as compared to $0.1 million and $0.2 million recorded during the quarter and nine months ended September 29, 2012, respectively.
During the fourth quarter of 2012, we made the decision to close our Cambridge, Ontario manufacturing facility in May 2013 in order to consolidate the operations of our two Canadian manufacturing facilities. In conjunction with this decision, an asset impairment charge of $2.5 million was recorded in the fourth quarter of 2012. Additional expenses of $1.0 million were incurred in the second quarter of 2013 associated with the relocation of assets and start-up costs in order to consolidate the two manufacturing facilities and these costs were included within cost of sales in the Condensed Consolidated Statements of Income for the nine months ended September 28, 2013. In addition, during the third quarter of 2013, we recognized $1.1 million in gains on the sale of assets associated with this consolidation of operations.
The closure of the Corsicana, Texas manufacturing facility was completed during the quarter ended March 31, 2012. Upon closure of the facility, many of the assets were relocated to other manufacturing locations. Expenses incurred as part of the relocation process were $2.0 million for the nine months ended September 29, 2012 and were included in cost of sales in the Condensed Consolidated Statements of Income. In addition, during the quarter ended September 29, 2012, we made the decision to close our Greenville, Texas warehouse. Severance, lease termination costs and losses on the disposal of fixed assets totaling $0.8 million were recorded in conjunction with the closing of the warehouse during the quarter ended September 29, 2012.
The land and buildings in Cambridge, Ontario and Corsicana, Texas comprise the majority of the $4.9 million in fixed assets held for sale in the Condensed Consolidated Balance Sheets as of September 28, 2013.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

8.     GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the nine months ended September 28, 2013, are as follows:

(in thousands)	Carrying Amount
Balance as of December 29, 2012	$540,389
Business acquisition	475
Goodwill acquired in the purchase of route businesses	8,617
Goodwill attributable to the sale of route businesses	(7,744)
Change in goodwill reclassified to assets held for sale	(3,689)
Change in foreign currency exchange rate	(1,393)
Balance as of September 28, 2013	$536,655
As of September 28, 2013, and December 29, 2012, other intangible assets consisted of the following:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of September 28, 2013:
Customer and contractual relationships – amortized	$148,956	$(16,857)	$132,099
Non-compete agreement – amortized	110	(48)	62
Reacquired rights – amortized	3,100	(835)	2,265
Patents – amortized	8,600	(752)	7,848
Routes businesses – unamortized	17,082	—	17,082
Trademarks – unamortized	360,687	(526)	360,161
Balance as of September 28, 2013	$538,535	$(19,018)	$519,517

As of December 29, 2012:
Customer and contractual relationships – amortized	$148,956	$(10,524)	$138,432
Non-compete agreement – amortized	100	(10)	90
Reacquired rights – amortized	3,100	(544)	2,556
Patents – amortized	8,600	(165)	8,435
Routes businesses – unamortized	20,161	—	20,161
Trademarks – unamortized	362,587	(526)	362,061
Balance as of December 29, 2012	$543,504	$(11,769)	$531,735
Amortization expense related to intangibles was $2.4 million and $1.2 million for the quarters ended September 28, 2013, and September 29, 2012, respectively, and $7.2 million and $3.6 million, respectively, for the nine months then ended. The increase in amortization expense was attributable to the additional intangible assets acquired related to the Snack Factory acquisition.
Route businesses and trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. Although not amortized, they are reviewed for impairment as conditions change or at least on an annual basis. During the nine months ended September 28, 2013, we recorded a $1.9 million impairment charge to write off one of our trademarks. The impairment charge was necessary due to the decision to replace future sales of associated products with a more recognizable brand. The majority of our remaining trademarks, predominately those acquired through recent transactions, have a fair value which approximates the book value. Any changes in the use of these trademarks or the sales volumes of the associated products could result in an impairment charge.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The changes in the carrying amount of route businesses for the nine months ended September 28, 2013, are as follows:

(in thousands)	Carrying Amount
Balance of route businesses as of December 29, 2012	$20,161
Business acquisition	813
Purchases of route businesses, exclusive of goodwill acquired	18,181
Sales of route businesses	(15,203)
Change in route businesses reclassified to assets held for sale	(6,870)
Balance of route businesses as of September 28, 2013	$17,082
Route businesses and associated goodwill allocated to assets held for sale represent assets available for sale in their present condition and for which actions to complete a sale have been initiated. As of September 28, 2013, $11.8 million of route businesses and $6.0 million of goodwill are included in assets held for sale in the Condensed Consolidated Balance Sheets. As of December 29, 2012, $4.9 million in route businesses and $2.3 million of goodwill were included in assets held for sale.
9.     LONG-TERM DEBT
Long-term debt outstanding as of September 28, 2013, and December 29, 2012, consisted of the following:

(in thousands)	September 28, 2013	December 29, 2012
Revolving credit facilities	$127,931	$101,127
Other long-term debt	416,863	433,922
Total debt	544,794	535,049
Less: Current portion of long-term debt	(18,389)	(20,462)
Total long-term debt	$526,405	$514,587
Our primary credit agreement allows us to make revolving credit borrowings of up to $265 million through December 2015. As of September 28, 2013, and December 29, 2012, we had available $138 million and $165 million, respectively, of unused credit on this credit facility. The credit agreement requires us to comply with certain defined covenants, and we are currently in compliance with all such covenants.
The fair value of outstanding debt, including current maturities, was approximately $553 million and $544 million at September 28, 2013, and December 29, 2012, respectively. The Level 2 fair value estimate was based on similar debt with comparable maturities, credit ratings and interest rates.
10.     INCOME TAXES
We have recorded gross unrecognized tax benefits as of September 28, 2013, totaling $6.5 million and related interest and penalties of $2.5 million in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. Of this total amount, $7.3 million would reduce the effective tax rate if subsequently recognized. As of December 29, 2012, we recorded gross unrecognized tax benefits totaling $6.0 million and related interest and penalties of $2.3 million in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. We expect that certain income tax audits will be settled or various tax authorities’ statutes of limitations will expire during the next twelve months resulting in a potential $3.0 million reduction of the unrecognized tax benefit amount. We classify interest and penalties associated with income tax positions within income tax expense.
The effective tax rate decreased from 39.4% for the third quarter of 2012 to 38.0% for the third quarter of 2013, and decreased from 40.3% for the first nine months of 2012 to 37.6% for the first nine months of 2013. The decrease in the effective income tax rate was due to lower non-tax deductible expenses, primarily related to goodwill associated with the sale of route businesses.
We permanently reinvest earnings from our Canadian subsidiary which cannot be repatriated without unfavorable tax consequences. As of September 28, 2013, $10.6 million of our cash and cash equivalents balance was held by our Canadian subsidiary compared to $8.2 million as of December 29, 2012.

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
We measure derivative instruments at fair value using Level 2 inputs. See Note 12 for additional information about our derivative instruments. The fair value of our outstanding debt is measured using Level 2 inputs and is disclosed in Note 9 to the condensed consolidated financial statements. There were no changes among the levels during the first nine months of 2013.
The carrying amount of cash equivalents, receivables and accounts payable approximates fair value due to their short-term nature.
12.     DERIVATIVE INSTRUMENTS
We are exposed to certain risks relating to our ongoing business operations. We use derivative instruments to manage interest rate and foreign exchange risks.
The fair value of the derivative instrument liability in the Condensed Consolidated Balance Sheets using Level 2 inputs was as follows:

(in thousands)	Balance Sheet Location	September 28, 2013	December 29, 2012
Interest rate swaps	Other payables and accrued liabilities	$(1)	$(15)
Interest rate swaps	Other noncurrent liabilities	(993)	(1,575)
Foreign currency forwards	Other payables and accrued liabilities	(2)	—
Total fair value of derivative instruments		$(996)	$(1,590)
Interest Rate Swaps
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable-rate debt. The fair value of interest rate swaps is determined utilizing a market approach model using the notional amount of the interest rate swaps and the observable inputs of time to maturity and interest rates. The notional amount of the interest rate swaps designated as hedging instruments as of September 28, 2013 and December 29, 2012, was $50.2 million and $54.3 million, respectively.
Foreign Currency Forwards
We have exposure to foreign exchange rate fluctuations through the operations of our Canadian subsidiary. A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of its costs, such as raw materials and labor costs, are denominated in Canadian dollars. We enter into derivative forward contracts to mitigate a portion of this foreign exchange rate exposure. These contracts have maturities through December 2013. The notional amount for foreign currency forwards was $5.4 million as of September 28, 2013. There were no contracts outstanding at December 29, 2012.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The changes in unrealized gains/(losses), net of income tax, included in other comprehensive income due to fluctuations in interest rates and foreign exchange rates were as follows:

	Quarter Ended		Nine Months Ended
(in thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Interest rate swaps, net of income tax (expense)/benefit of ($0), $62, ($144) and $231, respectively	$1	$(101)	$231	$(370)
Foreign currency forwards, net of income tax (expense)/benefit of ($111), ($48), $1 and ($37), respectively	246	106	(2)	82
Total change in unrealized gains/(losses) from derivative instruments, net of income tax (effective portion)	$247	$5	$229	$(288)
13.     COMMITMENTS AND CONTINGENCIES
Contractual Obligations
In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Purchase commitments for certain ingredients, packaging materials and energy decreased from $158.5 million as of December 29, 2012 to $127.8 million as of September 28, 2013, due primarily to the timing of new purchase agreements. In addition to these commitments, we have contracts for certain ingredients and packaging materials where we have secured a fixed price but do not have a minimum purchase quantity. We currently contract from approximately three to twelve months in advance for certain major ingredients and packaging.
We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $13.9 million as of September 28, 2013, and $18.9 million as of December 29, 2012. The reduction was due to the lower collateral requirements of our insurance providers.
Guarantees
We currently provide a partial guarantee for loans made to IBOs by third party financial institutions for the purchase of route businesses and trucks. The outstanding aggregate balance on these loans was approximately $114.8 million as of September 28, 2013, compared to approximately $109.7 million as of December 29, 2012. The annual maximum amount of future payments we could be required to make under the guarantee equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the route businesses and trucks for which the loans are made. Accordingly, we have the ability to recover substantially all of the outstanding loan value upon default, and our liability associated with this guarantee is not material.
Insurance Settlement
For the quarter and nine months ended September 28, 2013, other income/expense, net on the Condensed Consolidated Statements of Income included approximately $4.0 million in income from the settlement of a business interruption claim primarily for lost profits incurred earlier in 2013.
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

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 28, 2013, we owned 80% of Michaud Distributors (“Michaud”), which distributes our products in the northeastern United States, and consolidated its balance sheet and operating results into our condensed consolidated financial statements. We had notes receivable from stockholders and employees of Michaud of $0.2 million as of September 28, 2013 and December 29, 2012. The notes were unsecured and due upon demand. We acquired the remaining 20% of Michaud on October 25, 2013, as discussed in Note 17 to the condensed consolidated financial statements.
We own a noncontrolling equity interest in Late July Snacks LLC (“Late July”), an organic snack food company. This investment is reflected in other noncurrent assets on the Condensed Consolidated Balance Sheets. Equity earnings, which are not material, are included in other income/expense, net on the Condensed Consolidated Statements of Income. We also manufacture and distribute products for Late July. Contract manufacturing revenue from Late July was approximately $1.3 million and $0.8 million during the third quarter of 2013 and 2012, respectively, and $3.1 million and $3.3 million, for the first nine months of 2013 and 2012, respectively. In addition, we purchase products from Late July to sell through our IBO distribution network. Purchases from Late July were $1.5 million and $0.5 million during the third quarter of 2013 and 2012, respectively, and $3.3 million and $1.1 million for the first nine months of 2013 and 2012, respectively. Accounts receivable due from Late July totaled $0.6 million and $0.5 million at September 28, 2013, and December 29, 2012, respectively.
ARWCO Corporation, MAW Associates, LP and Warehime Enterprises, Inc. are owned or controlled by the Chairman of the Board of Snyder’s-Lance, Inc. or his family members. Among other unrelated business activities, these entities provide financing to IBOs for the purchase of route businesses and trucks. We have entered into loan service agreements with these related parties that allow us to repurchase certain distribution assets in the event an IBO defaults on a loan with the related party. We are required to repurchase the assets 30 days after default at the value as defined in the loan service agreement which approximates fair market value. As of September 28, 2013, there were outstanding loans made to IBOs by the related parties of approximately $32.0 million compared to $37.0 million in loans outstanding as of December 29, 2012. Our Chairman of the Board also serves as an officer and/or director of these entities. Transactions with these related parties are primarily related to the collection and remittance of loan payments on notes receivable held by the related parties. We are reimbursed for certain overhead and administrative services associated with the services provided to these related parties. The receivables from, payables to and administrative fees from these entities are not significant for any period presented.
A Connecticut warehouse used to support our distribution network is leased from a company partially owned by an employee. There were $0.2 million in lease payments made to this company during both the first nine months of 2013 and of 2012.
One of our directors, C. Peter Carlucci, Jr., is a member of Eckert Seamans Cherin & Mellott, LLC (“Eckert”), which serves as one of our outside legal firms. Expenses incurred for services provided by Eckert were $0.2 million and less than $0.1 million for the third quarter of 2013 and 2012, respectively, and $0.6 million and $0.2 million for the first nine months of 2013 and 2012, respectively.
15.     OTHER COMPREHENSIVE INCOME
Total comprehensive income attributable to Snyder's-Lance, Inc., determined as net income adjusted by total other comprehensive income, was $24.6 million and $20.2 million for the quarters ended September 28, 2013, and September 29, 2012, respectively, and $53.5 million and $53.8 million, respectively, for the nine months then ended. Total other comprehensive income presently consists of foreign currency translation adjustments and unrealized gains and losses from our derivative financial instruments accounted for as cash flow hedges.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Amounts reclassified out of total other comprehensive income, net of tax, consisted of the following:

		Quarter Ended		Nine Months Ended
(in thousands)	Income Statement Location	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Gains/(losses) on cash flow hedges reclassified out of total other comprehensive income:
Interest rate swaps, net of tax of $56, $72, $181 and $219, respectively	Interest expense, net	$(90)	$(113)	$(290)	$(350)
Foreign currency forwards, net of tax of $34, ($68), $119 and ($139), respectively	Net revenue	(75)	149	(265)	308
Foreign currency forwards, net of tax of $9, $6, $19 and $14, respectively	Other income/expense, net	(20)	(15)	(42)	(32)
Total cash flow hedge reclassifications, net of tax		$(185)	$21	$(597)	$(74)
During the nine months ended September 28, 2013, changes to the balance in accumulated other comprehensive income were as follows:

(in thousands)	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
Balance as of December 29, 2012	$(842)	$15,960	$15,118
Other comprehensive income/(loss) before reclassifications	(368)	(2,473)	(2,841)
Losses reclassified from other comprehensive income	597	—	597
Net other comprehensive gain/(loss)	229	(2,473)	(2,244)
Balance as of September 28, 2013	$(613)	$13,487	$12,874
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

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Revenue by Product Category
Net revenue by product category was as follows:

	Quarter Ended		Nine Months Ended
(in thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Branded	$273,923	$238,904	$801,779	$703,254
Partner brand	79,949	71,611	227,988	214,440
Private brand	74,342	75,319	211,575	213,579
Other	24,809	20,731	69,304	67,535
Net revenue	$453,023	$406,565	$1,310,646	$1,198,808
Significant Customers
Sales to our largest retailer, Wal-Mart Stores, Inc., were approximately 16% of net revenue for the quarter and nine months ended September 28, 2013, and 18% and 17% of net revenue for the quarter and nine months ended September 29, 2012, respectively. Our sales to Wal-Mart Stores, Inc. do not include sales from third-party distributors outside our IBO distribution network. Sales to these third-party distributors represent approximately 11% of our net revenue and may increase sales to Wal-Mart Stores, Inc. by an amount we are unable to estimate. Accounts receivable at September 28, 2013, and December 29, 2012, included receivables from Wal-Mart Stores, Inc. totaling $28.1 million and $25.9 million, respectively.
17.     SUBSEQUENT EVENT
On October 25, 2013, we acquired the remaining 20% equity in Michaud and now own all of the outstanding equity. We exchanged 342,212 newly issued unregistered shares of our common stock for the remaining 20% equity in Michaud.

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
Management’s discussion and analysis of our financial condition and results of operations are based on the condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The consolidated results of operations for the quarter and nine months ended September 28, 2013, are not necessarily indicative of the results to be expected for the full year. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. We routinely evaluate our estimates, including those related to sales and promotional allowances, customer returns, allowances for doubtful accounts, inventory valuations, useful lives of fixed assets and related impairment, long-term investments, hedge transactions, goodwill and intangible asset valuations and impairments, incentive compensation, income taxes, self-insurance, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.
Overview
We continued to execute our strategic plan during the third quarter of 2013, which provides for growth of our core branded products through expanded distribution, innovation and advertising and improving margins for our allied brands through pricing strategies, enhanced packaging and product configurations. Accordingly, for our core brands:

•	We expanded our distribution network with the acquisition of a regional distributor and continued to optimize and expand our independent business owner ("IBO") distribution network,

•	Introduced new product offerings,

•	Increased advertising and social media marketing efforts, including a movie tie-in promotion, and

•	Continued to experience strong revenue growth and earnings from our Snack Factory® Pretzel Crisps® pretzel crackers.
For our allied brands:

•	We implemented new pricing or promotional activities for certain products,

•	Updated certain packaging and product configurations, and

•	Introduced Quitos™, a new product line to be distributed primarily through our IBO distribution network.
The third quarter was significantly impacted by pricing pressures from our competitors on our core brands. In response, we increased our promotional activities during the quarter in order to grow our market share for each of our core brands. Despite the increase in promotional spending, we were able to improve our gross margin as a percentage of net revenue due primarily to a higher mix of branded products compared to the third quarter of 2012.
In addition, we settled a business interruption claim for lost profits incurred earlier in 2013 resulting in $4.0 million of additional income which is recorded in other income/expense, net.
On October 25, 2013, we acquired the remaining 20% equity in Michaud and now own all of the outstanding equity. We exchanged 342,212 newly issued unregistered shares of our common stock for the remaining 20% equity in Michaud.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended September 28, 2013 Compared to Quarter Ended September 29, 2012

					Favorable/ (Unfavorable) Variance
	Quarter Ended
(in thousands)	September 28, 2013		September 29, 2012
Net revenue	$453,023	100.0%	$406,565	100.0%	$46,458	11.4%
Cost of sales	295,429	65.2%	269,626	66.3%	(25,803)	(9.6)%
Gross margin	157,594	34.8%	136,939	33.7%	20,655	15.1%
Selling, general and administrative	122,110	27.0%	106,512	26.2%	(15,598)	(14.6)%
Impairment charges	—	—%	80	—%	80	nm
Gain on sale of route businesses, net	(465)	(0.1)%	(1,427)	(0.4)%	(962)	(67.4)%
Other (income)/expense, net	(5,099)	(1.2)%	537	0.2%	5,636	nm
Income before interest and income taxes	41,048	9.1%	31,237	7.7%	9,811	31.4%
Interest expense, net	3,742	0.9%	1,692	0.4%	(2,050)	(121.2)%
Income tax expense	14,194	3.1%	11,634	2.9%	(2,560)	(22.0)%
Net income	$23,112	5.1%	$17,911	4.4%	$5,201	29.0%
nm - not meaningful
Net Revenue
Net revenue by product category for the quarter ended September 28, 2013, and September 29, 2012, was as follows:

					Favorable/ (Unfavorable) Variance
	Quarter Ended
(in thousands)	September 28, 2013		September 29, 2012
Branded	$273,923	60.5%	$238,904	58.8%	$35,019	14.7%
Partner brand	79,949	17.6%	71,611	17.6%	8,338	11.6%
Private brand	74,342	16.4%	75,319	18.5%	(977)	(1.3)%
Other	24,809	5.5%	20,731	5.1%	4,078	19.7%
Net revenue	$453,023	100.0%	$406,565	100.0%	$46,458	11.4%
Net revenue increased $46.5 million, or 11.4%, for the quarter ended September 28, 2013, compared to the quarter ended September 29, 2012. A significant portion of the increase in net revenue compared to the prior year was driven by the incremental net revenue from Snack Factory, which was acquired in the fourth quarter of 2012.
Compared to the quarter ended September 29, 2012, net revenue from our branded products increased $35.0 million, or 14.7%. The majority of this increase was due to incremental net revenue from Snack Factory, which continued to generate strong growth during the third quarter. Combined net revenue from our other core branded products increased approximately 2% compared to the prior year led by growth in Snyder's of Hanover® pretzels. However, our net revenue growth was negatively impacted by price competition, which required us to utilize incremental promotional spending in order to grow market share. We also continued to realize improved net revenue from our allied branded products in the third quarter as we realized net revenue growth compared to the prior year, reversing the trend of previous quarters. The revenue growth in allied brands was driven by successful new product and packaging innovation as well as increased distribution of certain brands through the convenience store channel and other retail channels.
Partner brand net revenue increased $8.3 million, or 11.6%, compared to the third quarter of 2012. The increase in net revenue from partner brands was primarily due to the addition of new products and expanded distribution primarily through acquisitions of regional distributors.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net revenue from private brand products declined $1.0 million, or 1.3%, in the third quarter of 2013 compared to the third quarter of 2012. During the third quarter of 2013, net revenue decreased as we continued to experience volume declines from certain large customers due to price competition from branded products, which was substantially offset by volume gains from other existing customers.
Other net revenue increased $4.1 million, or 19.7%, from the third quarter of 2012 to the third quarter of 2013 primarily due to increased volume from one of our largest contract manufacturing customers and new contract manufacturing business obtained during the quarter.
Gross Margin
Gross margin increased $20.7 million, or 1.1% as a percentage of net revenue, during the third quarter of 2013 compared to the third quarter of 2012. We continued to see higher gross margin as a percentage of net revenue when compared to the third quarter of 2012 resulting primarily from a higher mix of branded products, primarily Snack Factory® Pretzel Crisps®.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $15.6 million in the third quarter of 2013 compared to the third quarter of 2012, and increased 0.8% as a percentage of net revenue. The increase in selling, general and administrative expenses was due to the additional expenses for Snack Factory and increased marketing and advertising expenditures to support our core brands.
Gain on the Sale of Route Businesses, Net
During the third quarter of 2013, we recognized $0.5 million in gains on the sale of route businesses compared with gains of $1.4 million during the third quarter of 2012. The decrease was due to less route sale activity in 2013 as compared to 2012. Although we continue to routinely purchase and sell route businesses, we do not expect significant net gains from this activity during the remainder of 2013.
Other Income/Expense, Net
Other income increased $5.6 million in the third quarter of 2013 compared to the third quarter of 2012 mainly due to a $4.0 million settlement of a business interruption claim primarily for lost profits incurred earlier in 2013. We also recognized $1.1 million in gains on the sale of fixed assets associated with the consolidation of our Canadian manufacturing facilities. We expect additional gains of approximately $1 million in the fourth quarter from the sale of the remaining land and buildings related to the Canadian plant consolidation.
Interest Expense, Net
Interest expense increased $2.1 million during the third quarter of 2013 compared to the third quarter of 2012 primarily as a result the additional $325 million of debt incurred in the fourth quarter of 2012 and used to fund the Snack Factory acquisition.
Income Tax Expense
The effective income tax rate decreased to 38.0% for the third quarter of 2013 from 39.4% for the third quarter of 2012. The decrease in the effective income tax rate was due to lower non-tax deductible expenses, primarily related to goodwill associated with the sale of route businesses.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Nine Months Ended September 28, 2013 Compared to Nine Months Ended September 29, 2012

					Favorable/ (Unfavorable) Variance
	Nine Months Ended
(in thousands)	September 28, 2013		September 29, 2012
Net revenue	$1,310,646	100.0%	$1,198,808	100.0%	$111,838	9.3%
Cost of sales	862,286	65.8%	802,568	66.9%	(59,718)	(7.4)%
Gross margin	448,360	34.2%	396,240	33.1%	52,120	13.2%
Selling, general and administrative	356,610	27.2%	324,864	27.1%	(31,746)	(9.8)%
Impairment charges	1,900	0.1%	207	0.1%	(1,693)	nm
Gain on sale of route businesses, net	(2,057)	(0.2)%	(21,596)	(1.8)%	(19,539)	(90.5)%
Other income, net	(8,603)	(0.6)%	(124)	—%	8,479	nm
Income before interest and income taxes	100,510	7.7%	92,889	7.7%	7,621	8.2%
Interest expense, net	10,702	0.8%	6,258	0.5%	(4,444)	(71.0)%
Income tax expense	33,758	2.6%	34,930	2.9%	1,172	3.4%
Net income	$56,050	4.3%	$51,701	4.3%	$4,349	8.4%
nm - not meaningful
Net Revenue
Net revenue by product category for the nine months ended September 28, 2013, and September 29, 2012, was as follows:

					Favorable/ (Unfavorable) Variance
	Nine Months Ended
(in thousands)	September 28, 2013		September 29, 2012
Branded	$801,779	61.2%	$703,254	58.7%	$98,525	14.0%
Partner brand	227,988	17.4%	214,440	17.9%	13,548	6.3%
Private brand	211,575	16.1%	213,579	17.8%	(2,004)	(0.9)%
Other	69,304	5.3%	67,535	5.6%	1,769	2.6%
Net revenue	$1,310,646	100.0%	$1,198,808	100.0%	$111,838	9.3%
Net revenue increased $111.8 million, or 9.3% compared to the first nine months of 2012. A significant portion of the increase in net revenue compared to the prior year was driven by the incremental net revenue from Snack Factory, which was acquired in the fourth quarter of 2012.
Branded net revenue increased $98.5 million, or 14.0%, compared to the first nine months of 2012. The majority of this increase was due to incremental net revenue from Snack Factory. Net revenue from branded products for the first nine months was also positively impacted by combined revenue growth in our core branded products, but this growth was partially offset by volume declines in our allied branded products.
Partner brand net revenue increased $13.5 million, or 6.3%, for the first nine months of 2013 compared to the first nine months of 2012. The increase in net revenue from partner brands was primarily due to the addition of new products and expanded distribution primarily through acquisitions of regional distributors.
Private brand net revenue declined $2.0 million, or 0.9%, in the first nine months of 2013 as compared to the same period in 2012. During the first nine months of 2013, net revenue decreased as we experienced volume declines from certain large customers due to price competition from branded products, which was substantially offset by volume gains from other existing customers.
Other net revenue increased $1.8 million, or 2.6%, from the first nine months of 2012 to the first nine months of 2013 primarily due to increased volume from one of our largest contract manufacturing customers and new contract manufacturing business obtained during the third quarter of 2013.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Gross Margin
Gross margin increased $52.1 million, or 1.1% as a percentage of net revenue, during the first nine months of 2013 compared to the same period last year. The higher gross margin as a percentage of net revenue was primarily a result a higher mix of branded products, primarily Snack Factory® Pretzel Crisps®, when compared to the first nine months of 2012.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $31.7 million during the first nine months of 2013 primarily as a result of expenses from the operations of Snack Factory. As a percentage of net revenue, selling, general and administrative expenses remained relatively consistent with the prior year as reduced infrastructure costs and lower compensation and benefit expenses were offset by increased marketing and advertising expenditures, and incremental expenses incurred in 2013 associated with certain self-funded medical claims.
Impairment Charges
We incurred $1.9 million in impairment charges in the first nine months of 2013 compared to only $0.2 million in the first nine months of 2012. The impairment charge for one of our trademarks was driven by the decision to replace future sales of associated products with a more recognizable brand.
Gain on Sale of Route Businesses, Net
During the first nine months of 2013, we recognized gains of $2.1 million from the sale of route businesses compared to gains of $21.6 million during the first nine months of 2012. The conversion to an IBO distribution network was completed during the first six months of 2012 resulting in significantly higher gains on the sale of routes in 2012 compared to 2013.
Other Income, Net
Other income increased $8.5 million in the first nine months of 2013 compared to the first nine months of 2012 mainly due to a $4.0 million settlement of a business interruption claim primarily for lost profits incurred earlier in 2013. We also recognized $1.1 million in gains on the sale of fixed assets associated with the consolidation of our Canadian manufacturing facilities.
Interest Expense
Interest expense increased $4.4 million during the first nine months of 2013 compared to the first nine months of 2012 primarily as a result of the additional $325 million of debt incurred in the fourth quarter of 2012 and used to fund the Snack Factory acquisition.
Income Tax Expense
The effective income tax rate decreased from 40.3% for the first nine months of 2012 to 37.6% for the first nine months of 2013. The decrease in the effective income tax rate was due to lower non-tax deductible expenses, primarily related to goodwill associated with the sale of route businesses.
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
We permanently reinvest earnings from our Canadian subsidiary which cannot be repatriated without unfavorable tax consequences. As of September 28, 2013, $10.6 million of our cash and cash equivalents balance was held by our Canadian subsidiary compared to $8.2 million as of December 29, 2012.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Cash Flows
Cash flow provided by operating activities increased $14.7 million in the first nine months of 2013 compared to the first nine months of 2012. The increase in cash flow provided by operations was primarily due to higher net income provided by operations in the first nine months of 2013 compared to 2012. This increase was partially offset by increases in working capital in 2013, particularly prepaid income taxes, inventory and accounts receivable.
Investing Cash Flows
Cash used in investing activities in the first nine months of 2013 totaled $53.7 million compared with cash provided by investing activities of $13.1 million in the first nine months of 2012. The primary cause of the decrease in cash generated from investing activities was the reduction in net proceeds from the sale of route businesses. During 2012, we completed the conversion to our IBO distribution network. As a result, we generated approximately $60.9 million in net proceeds during the first nine months of 2012 from the purchase and sale of our route businesses. Through the first nine months of 2013, we continue to optimize and expand our IBO distribution network as we have purchased $26.8 million and sold $25.0 million in route businesses. Going forward, we expect that route purchases should closely approximate route sales.
Capital expenditures for fixed assets, principally manufacturing equipment, were comparable at $55.9 million and $56.0 million in the first nine months of 2013 and 2012, respectively. These expenditures were partially offset by proceeds received from the sale of fixed assets of $4.6 million in the first nine months of 2013, as compared to $8.2 million in the first nine months of 2012. We currently project capital expenditures of approximately $73 million to $75 million for the full year, which is higher than our historical rate of capital expenditures necessary to maintain equipment and operate the business. The additional capital expenditures are being used to upgrade equipment, enhance capacity and provide capabilities to produce innovative products.
Financing Cash Flows
Net cash used in financing activities was $13.1 million in the first nine months of 2013 compared to $84.7 million in the first nine months of 2012. The additional cash used in 2012 was primarily due to higher net repayments of debt. Net proceeds from debt were $10.5 million for the first nine months of 2013 compared to net repayments of debt of $61.5 million for the first nine months of 2012, with the repayments in 2012 partially funded by the cash generated by investing activities.
Dividends of $0.48 per common share totaling $33.2 million and $32.8 million were paid in the first nine months of 2013 and 2012, respectively, with the slight increase in 2013 due to the increase in number of shares outstanding.
On November 5, 2013, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on November 29, 2013 to stockholders of record on November 19, 2013.
Debt
As of September 28, 2013, additional borrowings available under our primary credit facility were $138 million. We have complied with all financial covenants contained in the credit agreement. We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $13.9 million as of September 28, 2013.
Contractual Obligations
In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Purchase commitments for certain ingredients, packaging materials and energy totaled $127.8 million as of September 28, 2013 compared to $158.5 million as of December 29, 2012. The decrease in purchase commitments was due primarily to ingredient usage during the nine months and the timing of new purchase agreements. In addition to these commitments, we have contracts for certain ingredients and packaging materials where we have secured a fixed price but do not have a minimum purchase quantity. We currently contract from approximately three to twelve months in advance for certain major ingredients and packaging.
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
Self-Insurance Reserves
We maintain reserves for the self-funded portions of employee medical insurance benefits. Our portion of employee medical claims is generally limited to $0.3 million per participant annually by stop-loss insurance coverage. Due to the significance of certain historical claims, our 2013 stop-loss insurance coverage limit was increased to $5.0 million in aggregate for a specific portion of our self-funded claims. For the quarter and nine months ended September 28, 2013, we have recorded $0.4 million and $5.0 million, respectively, in pre-tax expenses associated with these claims.
Market Risks
The principal market risks that may adversely impact results of operations and financial position relate to ingredient, packaging and energy costs, interest and foreign exchange rates, and credit risks.
See the "Contractual Obligations" section for a discussion of market risks associated with ingredient, packaging and energy costs.
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable-rate debt. While these interest rate swap agreements fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $0.1 million lower without these swaps during the third quarter of 2013 and $0.5 million lower during the first nine months of 2013.
We have exposure to foreign exchange rate fluctuations through the operations of our Canadian subsidiary. A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of its costs, such as raw materials and direct labor, are denominated in Canadian dollars. We entered into a series of derivative forward contracts to mitigate a portion of this foreign exchange rate exposure. These contracts have maturities through December 2013. For the third quarter of 2013 and 2012, foreign currency fluctuations, net of the effect of derivative forward contracts, unfavorably impacted pre-tax income by $0.6 million and $0.4 million, respectively. For the first nine months of 2013, foreign currency fluctuations, net of the effect of derivative forward contracts, favorably impacted pre-tax income by $0.1 million compared to an unfavorable impact of $0.3 million for the first nine months of 2012.
We do not have or use market risk sensitive instruments for trading or speculative purposes. See Note 12 to our condensed consolidated financial statements for additional information about our derivative instruments.
We are exposed to credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. For the nine months ended September 28, 2013, and September 29, 2012, bad debt expense was $1.8 million and $1.1 million, respectively. Allowances for doubtful accounts were $2.3 million at September 28, 2013, and $2.2 million at December 29, 2012.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risks are included under "Market Risks" in Item 2 above, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Item 4. Controls and Procedures
As of the end of the period covered by this report, and pursuant to Rule 13a–15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a–15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 28, 2013.
There have been no changes in our internal control over financial reporting during the quarter ended September 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our revolving credit agreement restricts our payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $200 million. As of September 28, 2013, our consolidated stockholders’ equity was $906.7 million, and we were in compliance with this covenant. The private placement agreement for $100 million of senior notes assumed as part of the Merger and the new term loan acquired to fund the acquisition of Snack Factory have provisions no more restrictive than the revolving credit agreement.
In November 2011, the Board of Directors authorized the repurchase of up to 200,000 shares of common stock from employees. The purpose of the repurchase program is to permit the Company to acquire shares of common stock from employees to cover withholding taxes payable by employees upon the vesting of shares of restricted stock. As of September 28, 2013, there are 157,379 shares remaining available for repurchase. The repurchase program expires in February 2014.
There were no repurchases of common stock made by the Company or any "affiliated purchaser" of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act during the quarter ended September 28, 2013.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Not applicable.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 6. Exhibits
Exhibit Index

No.	Description

3.1
Restated Articles of Incorporation of Snyder’s-Lance, Inc., as amended through May 3, 2013, incorporated herein by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 8-K filed on August 6, 2013 (File No. 0-398).

3.2
Bylaws of Snyder's-Lance, Inc., as amended through December 6, 2010, incorporated herein by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on December 6, 2010 (File No. 0-398).

10.1
Amendment No. 4 to Standstill Agreement, dated as of August 23, 2013, by and among Snyder’s-Lance, Inc., Michael A. Warehime and Patricia A. Warehime, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 29, 2013 (File No. 0-398).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

32	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNYDER’S-LANCE, INC.

Dated: November 7, 2013	By:	/s/ Rick D. Puckett
Rick D. Puckett
Executive Vice President, Chief Financial Officer and Treasurer