Form 10-K
period 2013-12-28
SNYDER'S-LANCE, INC.
filed 2014-02-25
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013

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
(do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of shares of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of voting or nonvoting common equity, held by non-affiliates as of June 29, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, was $1,476,022,316.
The number of shares outstanding of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of February 18, 2014, was 69,937,134 shares.
Documents Incorporated by Reference
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2014 are incorporated by reference into Part III of this Form 10-K.

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
Item 1.  Business
General
Snyder's-Lance, Inc., a North Carolina corporation, was formed from the merger of Lance, Inc. (“Lance”) and Snyder’s of Hanover, Inc. (“Snyder’s”) in 2010 ("Merger"), and further expanded with the acquisition of Snack Factory, LLC and certain affiliates ("Snack Factory") in 2012. We are a national snack food company with well-recognized brands, an expansive branded product portfolio, complementary manufacturing capabilities, and a national distribution network. Our successful history dates back to the early 1900s. Snyder’s-Lance, Inc. is headquartered in Charlotte, North Carolina. References to “Snyder’s-Lance,” the “Company,” “we,” “us” or “our” refer to Snyder’s-Lance, Inc. and its subsidiaries, as the context requires.
Products
We operate in one business segment: the manufacturing, distribution, marketing and sale of snack food products. These products include pretzels, sandwich crackers, kettle chips, pretzel crackers, cookies, potato chips, tortilla chips, other salty snacks, sugar wafers, nuts and restaurant style crackers. Additionally, we purchase certain cakes and meat snacks sold under our brands and partner brand products for resale in order to broaden our product offerings. Products are packaged in various single-serve, multi-pack and family-size configurations.
Our branded products are principally sold under trade names owned by the Company. Partner brands consist of other third-party brands that we sell through our Independent Business Owner ("IBO") based Direct-Store-Delivery ("DSD") distribution network ("DSD network"). We sell private brand products directly to retailers and third-party distributors using certain store brands or our own control brands. In addition, we contract with other branded food manufacturers to produce their products and periodically sell certain semi-finished goods to other manufacturers.
Overall sales of our products are relatively consistent throughout the year, although demand for certain products may be influenced by holidays, changes in seasons, or other annual events. In 2013, branded products represented approximately 61% of net revenue, while partner brand, private brand and other products represented approximately 18%, 16% and 5% of net revenue, respectively. In 2012, branded products represented approximately 59% of net revenue, while partner brand, private brand and other products represented approximately 17%, 18% and 6% of net revenue, respectively. Branded products represented approximately 58% of net revenue in 2011, while partner brand, private brand and other products represented approximately 17%, 19% and 6% of net revenue, respectively.

Intellectual Property
Trademarks that are important to our business are protected by registration or other means in the United States and most other markets where the related products are sold. We own various registered trademarks for use with our branded products including Snyder’s of Hanover®, Lance®, Cape Cod® and Snack Factory® Pretzel Crisps® ("Core" brands), and Krunchers!®, Tom’s®, Archway®, Jays®, Stella D’oro®, EatSmart™, O-Ke-Doke® and Quitos™ ("Allied" brands) and a variety of other marks and designs. We license trademarks, including those for limited use on certain products that are classified as branded products. We also own registered trademarks including Brent & Sam’s®, Vista® and Delicious® that are used in connection with our private brand products.
Overall Strategy
Our strategy is to win as a provider of premium, differentiated snacks, driven by our national distribution network, which includes our DSD network and our direct sales organization ("National Distribution Network"). We do this by focusing our efforts on four strategic imperatives:

•	Lead with Quality. Lead with quality by continuously improving our products and service to our retailers and third-party distributors.

•	Grow our Core. Grow our Core brands by leveraging our National Distribution Network and improving brand awareness.

•	Reach More Consumers. Reach more consumers by securing new retailers with a significant focus on innovation.

•	Maximize Shareholder Return. Maximize shareholder return through revenue growth, margin enhancements and optimizing returns on invested capital.
Research and Development
We consider research and development of new products to be a significant part of our overall philosophy, and we are committed to developing innovative, high-quality products that exceed consumer expectations. A team of professional product developers, including microbiologists, food scientists, chefs and chemists, work in collaboration with innovation, marketing, manufacturing and sales leaders to develop products to meet changing consumer demands. Our research and development staff incorporates product ideas from all areas of our business in order to formulate new products. In addition to developing new products, the research and development staff routinely reformulates and improves existing products based on advances in ingredients and technology, and conducts value engineering to maintain competitive price points. In 2013, we utilized our newly constructed 60,000 square foot Research and Development Center ("R&D Center") in Hanover, Pennsylvania, to conduct much of our research and development. Accordingly, as we move into 2014, our pipeline of new product innovation is stronger than it has ever been.
Distribution
We distribute snack food products throughout the United States using our DSD network. Our DSD network is made up of approximately 3,000 routes that are primarily operated by IBOs. We also ship products directly to third-party distributors in areas where our DSD network does not operate. Through our direct sales organization ("Direct") we distribute products directly to retailers or to third-party distributors using our own transportation fleet or other freight carriers. In 2013, approximately 62% of net revenue was distributed through our DSD network while Direct made up the remaining 38%. Direct revenue increased in 2013 primarily due to the full year impact of Snack Factory® Pretzel Crisps® pretzel crackers.
Capital Expenditures
We have invested significant capital in our facilities to ensure sufficient capacity, efficient production, effective use of technology, excellent quality, and a positive working environment for our associates. In 2013, 2012 and 2011, we had capital expenditures of $75 million, $80 million and $58 million, respectively. We increased our investment in capital expenditures in 2012 and 2013 to upgrade equipment, increase capacity at our manufacturing facilities, and construct our new R&D Center in order to enhance our competitive position.
Customers
Through our DSD network, we sell our branded and partner brand products to IBOs that distribute to grocery/mass merchandisers, club stores, discount stores, convenience stores, food service establishments and various other retailers including drug stores, schools, military and government facilities and “up and down the street” outlets such as recreational facilities, offices and other independent retailers. In addition, we sell our branded products direct to retailers and third-party distributors. Private brand customers include grocery/mass merchandisers and discount stores. We also contract with other branded food manufacturers to produce their products or provide semi-finished goods.

Substantially all of our revenue is from sales to customers in the United States. Revenue from our largest retailer, Wal-Mart Stores, Inc., was approximately 16% of net revenue in 2013, as compared to 18% of net revenue in both 2012 and 2011. Our sales to Wal-Mart Stores, Inc. do not include sales from third-party distributors. Sales to these third-party distributors represent approximately 11% of our net revenue and may increase sales to Wal-Mart Stores, Inc. by an amount we are unable to estimate. Our top ten retailers accounted for approximately 53% of our net revenue during 2013, excluding the impact of third-party distributors.
Raw Materials
The principal raw materials used to manufacture our products are flour, vegetable oil, sugar, peanuts, potatoes, chocolate, other nuts, cheese and seasonings. The principal packaging supplies used are flexible film, cartons, trays, boxes and bags. These raw materials and supplies are normally available in adequate quantities in the commercial market and are currently contracted from three to twelve months in advance, depending on market conditions.
Competition and Industry
Our products are sold in highly competitive markets. Generally, we compete with manufacturers, some of whom have greater revenue and resources than we do. The principal methods of competition are price, service, product quality, product offerings and distribution. The methods of competition and our competitive position vary according to the geographic location, the particular products and the activities of our competitors.
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
Employees
At the beginning of February 2014, we had approximately 5,700 active employees in the United States and Canada. At the beginning of February 2013, we had approximately 5,900 active employees in the United States and Canada. None of our employees are covered by a collective bargaining agreement.
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
An overall decline in U.S. economic activity could adversely impact our business and financial results. Economic uncertainty may reduce consumer spending as consumers make decisions on what to include in their food budgets. This could also result in a shift in consumer preference toward private label products. While our product portfolio includes both branded and private label offerings which mitigates certain exposure, shifts in consumer spending could result in increased pressure from competitors or customers to increase promotional spending or reduce the prices of some of our products and/or limit our ability to increase or maintain prices, which could lower our revenue and profitability.
Instability in financial markets may impact our ability or increase the cost to enter into new credit agreements in the future. Additionally, it may weaken the ability of our customers, suppliers, IBOs, third-party distributors, banks, insurance companies and other business partners to perform in the normal course of business, which could expose us to losses or disrupt the supply of inputs we rely upon to conduct our business. If one or more of our key business partners fail to perform as expected or contracted for any reason, our business could be negatively impacted.

Volatility in the price or availability of the inputs we depend on, including raw materials, packaging, energy and labor, could adversely impact our financial results.
Our financial results could be adversely impacted by changes in the cost or availability of raw materials and packaging. While we often obtain substantial commitments for future delivery of certain raw materials, continued long-term increases in the costs of raw materials and packaging, including but not limited to cost increases due to the tightening of supply, could adversely affect our financial results.
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
Price competition and industry consolidation could adversely impact our financial results. The sales of most of our products are subject to significant competition primarily through promotional discounting and other price cutting techniques by competitors, some of whom are significantly larger and have greater resources than we do. In addition, there is a continuing consolidation in the snack food industry, which could increase competition. Significant competition increases the possibility that we could lose one or more major customers, lose existing product authorizations at customer locations, lose market share and/or shelf space, increase expenditures or reduce selling prices, which could have an adverse impact on our business or financial results.
Sales price increases initiated by us may negatively impact our financial results. Price changes driven by higher input costs may not occur, or may not occur in a timely manner which may reduce our operating profit. Future price increases, such as those to offset increased input costs, may reduce our overall sales volume, which could reduce our revenue and operating profit. Additionally, if market prices for certain inputs decline significantly below our contracted prices, customer pressure to reduce prices could lower our revenue and operating profit.
Changes in our top retail customer relationships could impact our revenue and profitability.
We are exposed to risks resulting from several large retailers that account for a significant portion of our revenue. Our top ten retailers accounted for approximately 53% of our net revenue during 2013, with our largest retailer representing approximately 16% of our 2013 net revenue. The loss of one or more of our large retailers could adversely affect our financial results. These customers typically make purchase decisions based on a combination of price, service, product quality, product offerings, consumer demand, as well as distribution capabilities and generally do not enter into long-term contracts. In addition, these significant retailers may change their business practices related to inventories, product displays, logistics or other aspects of the customer-supplier relationship. Our results of operations could be adversely affected if revenue from one or more of these customers is significantly reduced or if the cost of complying with customers’ demands is significant. If receivables from one or more of these customers become uncollectible, our financial results may be adversely impacted.
Our failure to successfully integrate acquisitions into our existing operations could adversely affect our financial results.
There are risks associated with our ability to integrate acquired businesses in an efficient and effective manner. Any inability of management to successfully integrate the operations could have an adverse effect on the business and financial results. Additional potential risks associated with acquisitions include additional debt leverage, the loss of key employees and customers of the acquired business, the assumption of unknown liabilities, failure to achieve expected revenue growth and anticipated synergies which could result in the impairment of goodwill or other acquisition-related intangible assets.
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

Efforts to execute and accomplish our strategy could adversely affect our financial results.
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
Product recalls or safety concerns could adversely impact our market share and financial results. We may be required to recall certain of our products should they be mislabeled, contaminated or damaged. We also may become involved in lawsuits and legal proceedings if it is alleged that the consumption of any of our products causes injury or illness. A product recall or an adverse result in any such litigation could have an adverse effect on our operating and financial results. We may also lose customer confidence for our entire branded portfolio.
Disruption of our supply chain or information technology systems could have an adverse impact on our business and financial results.
Our ability to manufacture, distribute and sell products is critical to our success. Damage or disruption to our manufacturing or distribution capabilities or the supply and delivery of key inputs, such as raw materials, finished goods, packaging, labor and energy, could impair our ability to conduct our business. Examples include, but are not limited to, weather, natural disasters, fires, terrorism, pandemics and strikes. Certain warehouses and manufacturing facilities are located in areas prone to tornadoes, hurricanes and floods. Any business disruption due to natural disasters or catastrophic events in these areas could adversely impact our business and financial results if not adequately mitigated. We also rely on a certain supplier for the manufacturing of one of our Core branded products. Although we have secured back-up suppliers in the case of emergency, any damage or disruption to this supplier's manufacturing or distribution capabilities could impair our ability to sell and deliver our products.
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
Furthermore, given our multiple information technology systems as a result of the Merger, we may encounter difficulties assimilating or integrating data. In addition, we are currently in the process of consolidating systems which could provide additional security or business disruption risks which could have an adverse impact on our business and financial results.
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
We are a consumer products company operating in highly competitive markets and rely on continued demand for our products. To generate revenue and profits, we must sell products that appeal to our customers and consumers. Any significant changes in consumer preferences or any inability on our part to anticipate or react to such changes could result in reduced demand for our products and erosion of our competitive and financial position. Our success depends on the ability to respond to consumer trends, including concerns of consumers regarding health and wellness, obesity, product attributes and ingredients. In addition, changes in product category consumption or consumer demographics could result in reduced demand for our products. Consumer preferences may shift due to a variety of factors, including the aging of the general population, changes in social trends, changes in travel, vacation or leisure activity patterns, or negative publicity resulting from regulatory action or litigation against companies in the snack food industry. Any of these changes may reduce consumers’ willingness to purchase our products and negatively impact our financial results.
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
Our DSD network relies on a significant number of IBOs, and such reliance could affect our ability to efficiently and profitably distribute and market products, maintain existing markets and expand business into other geographic markets.
Our DSD network relies on approximately 2,700 IBOs for the sale and distribution of manufactured products and the products of other manufacturers.
IBOs must make a commitment of capital and/or obtain financing to purchase their routes and other equipment to conduct their business. Certain financing arrangements, through third-party lending institutions, are made available to IBOs and require us to repurchase routes if the IBOs default on their loans and we then are required to collect any shortfalls from the IBOs to the extent possible. The inability of IBOs, in the aggregate, to make timely payments could require write-offs of accounts receivable or increased provisions made against accounts receivable, either of which could adversely affect our financial results.
The ability to maintain a DSD network depends on a number of factors, many of which are outside of our control. Some of these factors include: (i) the level of demand for the brands and products which are available in a particular distribution area; (ii) the ability to price products at levels competitive with those offered by other competing producers; and (iii) the ability to deliver products in the quantity and at the time ordered by IBOs and retailers. There can be no assurance that we will be able to mitigate the risks related to all or any of these factors in any of the current or prospective geographic areas of distribution. To the extent that any of these factors have an adverse effect on the relationships with IBOs, thus limiting maintenance and expansion of the sales market, our revenue and financial results may be adversely impacted.
Identifying new IBOs can be time-consuming and any resulting delay may be disruptive and costly to the business. There also is no assurance that we will be able to maintain current distribution relationships or establish and maintain successful relationships with IBOs in new geographic distribution areas. There is the possibility that we will have to incur significant expenses to attract and maintain IBOs in one or more geographic distribution areas. The occurrence of any of these factors could result in increased expense or a significant decrease in sales volume of our branded products and the products which we distribute for others through our DSD network and harm our business and financial results. Our contracts with certain IBOs are the subject of litigation, which could negatively impact our financial results.
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
The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities, and the net carrying value of other intangibles represents the fair value of trademarks, customer relationships and other acquired intangibles. Pursuant to generally accepted accounting principles in the United States, we are required to perform impairment tests on our goodwill and indefinite-lived intangible assets annually or at any time when events occur which could impact the value of our reporting unit or our indefinite-lived intangibles. These values depend on a variety of factors, including the success of our business, market conditions, earnings growth and expected cash flows. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures, changes in discount rates based on changes in cost of capital or lower than expected sales and profit growth rates. Significant and unanticipated changes could require a non-cash charge for impairment in a future period which may significantly affect our financial results in the period of such charge. In addition, if we see the need to consolidate certain brands, we could experience impairment of our trade name intangible assets.
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
As of December 28, 2013, Michael A. Warehime and his wife, Patricia A. Warehime, beneficially owned in the aggregate approximately 15% of the outstanding common stock of the Company. Mr. and Mrs. Warehime serve as directors of the Company, with Mr. Warehime serving as the Chairman of the Board. As a result, the Warehimes may be able to exercise significant influence over the Company and certain matters requiring approval of its stockholders, including the approval of significant corporate transactions, such as a merger or other sale of the Company or its assets. This could limit the ability of other stockholders of the Company to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control of the Company. In addition, the Warehimes may have actual or potential interests that diverge from the interests of the other stockholders of the Company.
As a condition to the execution of the Merger agreement, the Warehimes entered into a standstill agreement, which expired on December 6, 2013. Effective December 6, 2013, all of the Warehimes’ shares may be sold by the Warehimes in the public market (to the extent the Warehimes remain affiliates of the Company), subject to volume, manner of sale and other limitations under Rule 144 of the Securities Act of 1933, with no contractual restrictions on the Warehimes’ ability to acquire additional shares of the Company’s stock or influence the governance structure of the Company. As such, the Warehimes may have the ability to obtain or exercise increased control of the Company. Sales by the Warehimes of their shares into the public market could cause the market price of our common stock to decline.
Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
Our corporate headquarters is located in Charlotte, North Carolina. We have an additional administrative office in Hanover, Pennsylvania. Our manufacturing operations are located in Charlotte, North Carolina; Hanover, Pennsylvania; Goodyear, Arizona; Burlington, Iowa; Columbus, Georgia; Jeffersonville, Indiana; Hyannis, Massachusetts; Perry, Florida; Ashland, Ohio; and Guelph, Ontario. Additionally, our newly constructed R&D Center is located in Hanover, Pennsylvania.
We also own or lease stockrooms, warehouses, sales offices and administrative offices throughout the United States to support our operations and DSD network. A map of our distribution warehouse locations is included below. For areas where we do not have a DSD network, our products are distributed using third-party distributors.

DSD Network Footprint vs. U.S. Population Density

New York
Metropolitan Area
Average Population
Per square mile
300.0 or more
160.0 to 299.9
86.9 to 159.9
40.0 to 86.8
10.0 to 39.9
Less than 10.0
Location of SL Warehouse

The facilities and properties that we own, lease and operate are maintained in good condition and are believed to be suitable and adequate for present needs. We believe that we have sufficient production capacity or the ability to increase capacity to meet anticipated demand in 2014.
Item 3.  Legal Proceedings
We are currently subject to various lawsuits and environmental matters arising in the normal course of business. In our opinion, such matters should not have a material effect upon our consolidated financial statements taken as a whole.
Item 4.  Mine Safety Disclosures
Not applicable.

Item X.  Executive Officers of the Registrant
Information about each of our “executive officers,” as defined in Rule 3b-7 of the Securities Exchange Act of 1934, is as follows:

Name	Age	Information About Officers
Carl E. Lee, Jr.	54
President and Chief Executive Officer of Snyder's-Lance, Inc. since May 2013; President and Chief Operating Officer of Snyder’s-Lance, Inc. from December 2010 to May 2013; President and Chief Executive Officer of Snyder’s of Hanover, Inc. from 2005 to December 2010. From 2001 to 2005, Mr. Lee worked for First Data Corporation as President and Chief Executive Officer of WFMS. Served as Regional President for Nabisco International from 1997 to 2001. From 1986 to 1997, he served in a variety of senior roles with Frito-Lay domestically and internationally.

Rick D. Puckett	60
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

Kevin A. Henry	46
Senior Vice President and Chief Human Resources Officer of Snyder’s-Lance, Inc. since December 2010; Senior Vice President and Chief Human Resources Officer of Lance, Inc. from January 2010 to December 2010; Chief Human Resources Officer of Coca-Cola Bottling Co. Consolidated, a beverage manufacturer and distributor, from September 2007 to 2009; and Senior Vice President of Human Resources at Coca-Cola Bottling Co. Consolidated from February 2001 to 2007.

Margaret E. Wicklund	53
Vice President, Corporate Controller, Principal Accounting Officer and Assistant Secretary of Snyder’s-Lance, Inc. since December 2010; Vice President, Corporate Controller, Principal Accounting Officer and Assistant Secretary of Lance, Inc. from 2007 to December 2010; Corporate Controller, Principal Accounting Officer and Assistant Secretary of Lance, Inc. from 1999 to 2006.

Charles E. Good	65
President, S-L Distribution Company, Inc. and Senior Vice President of Snyder’s-Lance, Inc. since December 2010; Chief Financial Officer, Secretary and Treasurer of Snyder’s of Hanover, Inc. from 2006 to December 2010.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our $0.83-1/3 par value Common Stock is traded on the NASDAQ Global Select Market under the symbol LNCE. We had 3,481 stockholders of record as of February 18, 2014.
The following table sets forth the high and low sales prices and dividends paid during the interim periods in fiscal 2013 and 2012:

2013 Interim Periods	High Price	Low Price	Dividend Paid
First quarter (13 weeks ended March 30, 2013)	$26.29	$23.48	$0.16
Second quarter (13 weeks ended June 29, 2013)	28.62	24.15	0.16
Third quarter (13 weeks ended September 28, 2013)	32.49	26.53	0.16
Fourth quarter (13 weeks ended December 28, 2013)	30.52	26.73	0.16

2012 Interim Periods	High Price	Low Price	Dividend Paid
First quarter (13 weeks ended March 31, 2012)	$26.20	$21.64	$0.16
Second quarter (13 weeks ended June 30, 2012)	27.09	24.25	0.16
Third quarter (13 weeks ended September 29, 2012)	25.96	22.24	0.16
Fourth quarter (13 weeks ended December 29, 2012)	26.07	22.59	0.16
On February 5, 2014, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on March 5, 2014 to stockholders of record on February 26, 2014. Our Board of Directors will consider the amount of future cash dividends on a quarterly basis.
Our revolving credit agreement restricts our payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $200 million. As of December 28, 2013, our consolidated stockholders’ equity was $917.9 million and we were in compliance with this covenant. The private placement agreement for $100 million of senior notes assumed as part of the Merger and the $325 million term loan used to fund the acquisition of Snack Factory have provisions no more restrictive than the revolving credit agreement.
In November 2011, the Board of Directors authorized the repurchase of up to 200,000 shares of common stock, which authorization expires as of the end of February 2014. In February 2014, the Board of Directors authorized the repurchase of up to 300,000 shares of common stock, which authorization expires in March 2016. The primary purpose of the repurchase program is to permit the Company to acquire shares of common stock from employees to cover withholding taxes payable by employees upon the vesting of shares of restricted stock.
The following table presents information with respect to purchases of common stock of the Company made during the quarter ended December 28, 2013, by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 29, 2013 - October 31, 2013	—	$—	—	157,379
November 1, 2013 - November 30, 2013	2,037	29.58	—	155,342
December 1, 2013 - December 28, 2013	—	—	—	155,342
Total	2,037	$29.58	—	155,342

On October 25, 2013, we acquired the remaining 20% of Michaud Distributors (“Michaud”), which distributes our products in the northeastern United States, in exchange for 342,212 of newly issued unregistered shares of our common stock and we now own all of the outstanding equity. Prior to this acquisition, we had an 80% ownership interest in Michaud, with the remaining 20% ownership held by two employees of the Company. The shares of common stock were not registered under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemption contained in Section 4(a)(2) of the Securities Act. The common stock was offered to and sold to two individual accredited investors who were afforded the opportunity to examine such records of the Company as they desired and acknowledged that they were receiving securities which were not registered under the Securities Act and that certificates for such securities would be subject to a legend restricting the transfer, sale or other disposition of such securities.
Item 6.  Selected Financial Data
The following table sets forth selected historical financial data for the five-year period ended December 28, 2013. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements. The prior year amounts have been reclassified for consistent presentation.

	2013	2012	2011	2010	2009
Results of Operations (in thousands):
Net revenue (1) (2) (3) (4)	$1,761,049	$1,618,634	$1,635,036	$979,835	$918,163
Income before income taxes (5) (6) (7) (8)	124,559	99,653	59,845	8,162	53,331
Net income	79,084	59,510	38,741	2,531	35,028
Net income attributable to noncontrolling interests, net of income tax	364	425	483	19	—
Net income attributable to Snyder’s-Lance, Inc.	$78,720	$59,085	$38,258	$2,512	$35,028

Average Number of Common Shares Outstanding (in thousands):
Basic (9)	69,383	68,382	67,400	34,128	31,565
Diluted (9)	70,158	69,215	68,478	34,348	32,384

Per Share of Common Stock:
Basic earnings per share	$1.13	$0.86	$0.57	$0.07	$1.11
Diluted earnings per share	$1.12	$0.85	$0.56	$0.07	$1.08
Cash dividends declared (10)	$0.64	$0.64	$0.64	$4.39	$0.64

Financial Status at Year-end (in thousands):
Total assets (11)(12)	$1,764,594	$1,746,732	$1,466,790	$1,462,356	$540,114
Long-term debt, net of current portion (11)(12)	$480,082	$514,587	$253,939	$227,462	$113,000
Total debt (11)(12)	$497,373	$535,049	$258,195	$285,229	$113,000
Footnotes:

(1)	2013 net revenue increase included the full year impact of the acquisition of Snack Factory in October 2012.

(2)
2012 net revenue included approximately $30 million as a result of acquisitions, including the acquisition of Snack Factory in October 2012. The completion of the conversion to an IBO-based DSD network ("IBO conversion") reduced net revenue by approximately $53 million compared to 2011.

(3)
2011 net revenue is not comparable to prior years as a result of the Merger and the IBO conversion. Additionally, 2011 net revenue included approximately $8 million from the acquisition of George Greer Company Inc. in August 2011.

(4)
2010 net revenue included approximately $49 million as a result of the Merger with Snyder’s in December 2010 and approximately $18 million from the acquisition of Stella D’oro in October 2009. In addition, 2010 was a 53-week year. There was approximately $11 million of incremental net revenue related to the additional week.

(5)
2013 pre-tax income was impacted by certain self-funded medical claims that resulted in $4.7 million in incremental expenses as well as impairment charges of $1.9 million associated with one of our trademarks, offset by $2.3 million in gains on the sale of fixed assets associated with the consolidation of our Canadian manufacturing facilities.

(6)
2012 pre-tax income included the impact of approximately $6 million in severance costs and professional fees related to Merger integration activities, approximately $12 million in impairment charges offset by approximately $22 million in gains on the sale of route businesses associated with the IBO conversion.

(7)
2011 pre-tax income was significantly impacted by approximately $20 million in severance costs and professional fees related to Merger and integration activities, approximately $10 million in asset impairment charges related to the IBO conversion, approximately $3 million in charges related to closing the Corsicana, Texas manufacturing facility, approximately $10 million in expense reductions related to a change in the vacation plan and approximately $9 million in gains on the sale of route businesses associated with the IBO conversion.

(8)
2010 pre-tax income included the significant impacts of the change-in-control and other Merger-related expenses incurred in connection with the Merger, totaling approximately $38 million, as well as incremental costs of approximately $3 million for an unsuccessful bid for a targeted acquisition, $3 million for severance costs relating to a workforce reduction, $2 million for a claims buy-out agreement with an insurance company and a pre-tax loss for the additional fifty-third week of approximately $2 million.

(9)	2011 basic and diluted shares outstanding include the full-year impact of shares issued in connection with the Merger.

(10)	2010 includes a special dividend of $3.75 per share in connection with the Merger.

(11)	2010 total assets, long-term debt and total debt increased substantially from 2009 primarily because of the Merger.

(12)	2012 total assets, long-term debt and total debt increased from 2011 primarily because of the acquisition of Snack Factory.

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
Executive Summary
During 2013, we continued executing our strategic plan, which provides for growth of our existing Core brands through expanded distribution, innovation and advertising, as well as improving margins for our Allied brands through pricing strategies, enhanced packaging and product configurations. In addition, we continued to benefit from our acquisition of Snack Factory, LLC and certain affiliates ("Snack Factory"). Our newest Core brand, Pretzel Crisps®, realized significant revenue and market share growth throughout the year.
Our most significant accomplishments during 2013 included the following:

•
Snack Factory - We experienced strong revenue growth from our Snack Factory® Pretzel Crisps® pretzel crackers and gained an additional 2.3 points of market share in the deli snacks category, as determined by an independent third party, and realized approximately 25% in year over year retail sales growth. We expanded the distribution of this brand significantly and were able to drive increased consumer awareness through our marketing efforts. In addition, we successfully integrated the business during 2013.

•
Innovation efforts - We introduced new flavors of our Cape Cod® waffle-cut kettle chips, gluten free Snyder’s of Hanover® pretzels, and late in 2013, introduced Snyder’s of Hanover® Korn Krunchers. We also introduced Quitos™, a new Allied brand product line to be distributed primarily through our DSD network. We made significant improvements to our Lance® and Archway® brands by increasing the quality of the products through ingredient changes, along with upgrades in packaging that provide better consumer messaging.

•	Lance® anniversary - We achieved a significant milestone in 2013 with the 100-year anniversary of the Lance® brand.

•	Expansion of our DSD network - We further developed our DSD network with acquisitions of regional third-party distributors and continued to optimize and expand our reach to customers.

•
Michaud Distributors - On October 25, 2013, we acquired the remaining 20% equity in Michaud Distributors ("Michaud") and now own all of the outstanding equity. We exchanged 342,212 newly issued unregistered shares of our common stock for the remaining equity.

An overview of changes by income statement line item for 2013 when compared to 2012 is as follows:

•
Net revenue - Net revenue increased approximately 9%. This revenue increase was led by strong Core brand growth, primarily related to the full year impact of sales of our Snack Factory® Pretzel Crisps® pretzel crackers. We realized increased distribution and market share growth for most of our Core brands. However, increased promotional spending was necessary in order to mitigate increased competition, changing consumer buying habits and shifts with major retailers compared to 2012.

Partner brand revenue continued to grow as we expanded our distribution footprint and added new partner brands to our product portfolio. We experienced softness in private brand sales volume.

•	Gross margin - We experienced a slightly higher gross margin percentage compared to 2012, primarily as a result of a higher mix of branded product sales.

•
Selling, general and administrative expenses - We experienced increases in selling, general and administrative expenses as a result of the additional costs of a full year of Snack Factory operating expenses.

•	Gain on the sale of route businesses - Our net gains from the sale of route businesses to IBOs declined significantly in 2013 compared to 2012, due to the completion of the IBO conversion during 2012.
For 2013, we recognized the following items:

•	Impairment charges of $1.9 million were incurred associated with one of our trademarks.

•
Certain self-funded medical claims resulted in $4.7 million in incremental expenses for the year, of which $2.7 million was recorded in cost of sales and $2.0 million was recorded in selling, general and administrative expense.

•	We recognized $2.3 million in gains on the sale of fixed assets associated with the consolidation of our Canadian manufacturing facilities.
In addition, some of the items that impacted our results for 2012 were as follows:

•
As a result of our strategy to focus on Core brands, we made the decision to replace a portion of net revenue from Allied brands with other, more recognizable, Core branded products. This decision resulted in our recognition of an impairment of trademark intangible assets of $7.6 million.

•	Impairment of fixed assets and severance expenses totaling $4.8 million were recorded in the fourth quarter, as a result of the decision to close our Cambridge, Ontario manufacturing facility.

•	Professional fees and severance of $3.8 million was incurred in order to accomplish certain Merger related activities.

•	Expenses of $2.0 million were recorded in cost of sales due to the relocation of assets from our Corsicana, Texas facility to other manufacturing locations.

•	Snack Factory acquisition costs of $1.8 million were incurred and recognized as selling, general and administrative expenses.
Related to our business outlook for 2014, our cash flows and financial position may be impacted due to the following items:

•
We expect revenue to grow between three and five percent, with an increased focus on consumer and retailer trends. We are introducing over 60 new products or product flavors, including Snyder’s of Hanover® Sweet and Salty pretzel pieces and Pretzel Spoonz™, as well as Lance® Bolds sandwich crackers. Our continued focus on "better-for-you" products and brands is also important to our growth plans.

•	We expect ingredient costs in 2014 to be reasonably consistent with 2013 and there are currently no significant planned price increases.

•
We will continue to make investments in marketing and advertising, including television, digital campaigns and social media, to support our Snyder’s of Hanover®, Lance®, Cape Cod® and Pretzel Crisps® brands. This is expected to increase costs associated with marketing and advertising 15% to 20% compared to 2013, with the majority of the increase occurring during the first quarter of 2014.

•	Fiscal year 2014 will include 53 weeks as compared to 52 weeks for both fiscal year 2013 and 2012, but we expect that the additional week will have very little impact on our earnings.

Results of Operations
Year Ended December 28, 2013 Compared to Year Ended December 29, 2012

(in millions)	2013		2012		Favorable/ (Unfavorable) Variance
Net revenue	$1,761.0	100.0%	$1,618.6	100.0%	$142.4	8.8%
Cost of sales	1,163.0	66.0%	1,079.7	66.7%	(83.3)	(7.7)%
Gross margin	598.0	34.0%	538.9	33.3%	59.1	11.0%
Selling, general and administrative	470.5	26.7%	440.6	27.2%	(29.9)	(6.8)%
Impairment charges	1.9	0.1%	11.9	0.7%	10.0	84.0%
Gain on sale of route businesses, net	(2.6)	(0.1)%	(22.3)	(1.3)%	(19.7)	(88.3)%
Other income, net	(10.8)	(0.6)%	(0.4)	—%	10.4	2,600.0%
Income before interest and income taxes	139.0	7.9%	109.1	6.7%	29.9	27.4%
Interest expense, net	14.4	0.8%	9.5	0.5%	(4.9)	(51.6)%
Income tax expense	45.5	2.6%	40.1	2.5%	(5.4)	(13.5)%
Net income	$79.1	4.5%	$59.5	3.7%	$19.6	32.9%

Net Revenue
Net revenue by product category was as follows:

(in millions)	2013		2012		Favorable/ (Unfavorable) Variance
Branded	$1,071.4	60.8%	$955.5	59.0%	$115.9	12.1%
Partner brand	308.4	17.5%	283.1	17.5%	25.3	8.9%
Private brand	287.8	16.4%	291.1	18.0%	(3.3)	(1.1)%
Other	93.4	5.3%	88.9	5.5%	4.5	5.1%
Net revenue	$1,761.0	100.0%	$1,618.6	100.0%	$142.4	8.8%
Branded revenue increased $116 million, or 12.1%, compared to 2012, led by strong Core brand growth, primarily driven by the full-year impact of our recent acquisition of Snack Factory®. Compared to 2012 pro forma results, Snack Factory® Pretzel Crisps® pretzel crackers branded revenue grew more than 25% as a result of new market activations and new product offerings, and the brand increased market share in the deli snacks category by 2.3 points. We also had double-digit revenue growth and increased our market share in our Snyder’s of Hanover® brand products. Cape Cod® Kettle Potato chips also achieved growth in both revenue and market share. Our Lance® branded sandwich cracker revenue was negatively impacted by significantly higher promotional spending necessary to mitigate the impact of increased competition, which resulted in a decline in revenue compared to 2012, but this brand maintained its market share leader position in the sandwich cracker category. We also experienced a decline in revenue in certain Allied brands.
Partner brand net revenue grew 8.9% compared to 2012. This increase was due to the acquisition of new third-party distributors and new product offerings to support our DSD network. Adding strong regional partner brands to our portfolio provides an opportunity for us to continue to grow our DSD network in order to expand the geographic footprint for our own branded products.
Net revenue from private brand products declined $3.3 million, or 1.1%, from 2012 to 2013. Much of this revenue decrease was due to lower volume as a result of necessary price increases.
Other revenue increased $4.5 million, or 5.1%, from 2012 to 2013, primarily because of increased sales of certain semi-finished goods.

In 2013, approximately 62% of net revenue was generated through our DSD network as compared to 66% in the prior year. The decline as a percentage of revenue was due to a higher mix of Snack Factory® Pretzel Crisps® pretzel crackers, which are sold Direct.

Gross Margin
Gross margin increased $59.1 million during 2013 compared to 2012, and increased 0.7% as a percentage of net revenue. The majority of the increase in gross margin was due to the full year impact of sales of our Snack Factory® Pretzel Crisps® pretzel crackers. In addition, we benefited from the full year impact of certain price increases secured in 2012 to offset increased ingredient costs. Much of the favorability in gross margin as a percentage of revenue was due to a higher mix of branded product sales, offset by increased promotional spending to support our branded portfolio, costs related to the consolidation of our Canadian plants and start-up costs associated with the installation of two major capital projects that provided additional capacity.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $29.9 million in 2013 compared to 2012, but decreased 0.5% as a percentage of net revenue. A majority of the increase was due to incremental expenses associated with the operations of Snack Factory, which included additional investment in advertising and marketing to support this as well as our other Core brands. The decrease as a percentage of revenue was due to the full-year impact of the IBO conversion, which resulted in lower compensation, benefits and other route related expenses. However, we did have certain items that unfavorably impacted selling, general and administrative expenses, which included higher display costs to support our new product offerings, sales development and incremental expenses associated with certain self-funded medical claims. In 2012, we recognized severance charges and professional fees associated with the Merger and integration activities and costs associated with the acquisition of Snack Factory.
Impairment Charges
Impairment charges decreased $10.0 million from 2012 to 2013. In 2013, we recorded an impairment of $1.9 million to write-off the remaining value of a trade name for which we have substantially discontinued use. The $11.9 million of impairment expense in 2012 consisted primarily of a $7.6 million impairment of two of our trademarks and a $2.5 million impairment of machinery and equipment at our Cambridge, Ontario manufacturing facility. The impairment of trademarks was necessary as the Company continued to optimize its brand portfolio following the Merger and made a decision to replace a portion of the sales of these branded products with other, more recognizable, brands in our portfolio. The impairment of the machinery and equipment was recorded in 2012 to write down assets that would no longer be used after the plant closed in May 2013.
Gain on the Sale of Route Businesses, Net
During 2013, we recognized $2.6 million in gains on the sale of route businesses compared with gains of $22.3 million in 2012. The gains in 2012 primarily represented gains as a result of the IBO conversion which was completed during 2012. In 2013, the gains reflected ongoing routine route business sales activity.
Other Income, Net
Other Income increased $10.4 million from 2012 to 2013 due primarily to a settlement of a business interruption claim for lost profits during the fiscal year of approximately $4.0 million. We also recognized approximately $2.3 million as a result of gains on sale of fixed assets in connection with the Canadian plant consolidation. The remaining increase is primarily the result of gains on sales of fixed assets, certain cost method investments as well as foreign exchange gains.
Interest Expense, Net
Interest expense increased $4.9 million during 2013 compared to 2012, primarily due to the full-year impact of the additional debt used to fund the Snack Factory acquisition.
Income Tax Expense
The effective income tax rate decreased to 36.5% for 2013 from 40.3% for 2012. In 2012, the effective tax rate was higher than usual due to goodwill associated with the sale of route businesses which had no tax basis. The impact on the effective tax rate was an increase of 4.8% in 2012. As expected, the effective tax rate declined as subsequent route sale activity decreased.

Year Ended December 29, 2012 Compared to Year Ended December 31, 2011

(in millions)	2012		2011		Favorable/ (Unfavorable) Variance
Net revenue	$1,618.6	100.0%	$1,635.0	100.0%	$(16.4)	(1.0)%
Cost of sales	1,079.7	66.7%	1,065.1	65.1%	(14.6)	(1.4)%
Gross margin	538.9	33.3%	569.9	34.9%	(31.0)	(5.4)%
Selling, general and administrative	440.6	27.2%	495.2	30.3%	54.6	11.0%
Impairment charges	11.9	0.7%	12.7	0.8%	0.8	6.3%
Gain on sale of route businesses, net	(22.3)	(1.3)%	(9.4)	(0.6)%	12.9	137.2%
Other (income)/expense, net	(0.4)	—%	1.0	0.1%	1.4	140.0%
Income before interest and income taxes	109.1	6.7%	70.4	4.3%	38.7	55.0%
Interest expense, net	9.5	0.5%	10.6	0.6%	1.1	10.4%
Income tax expense	40.1	2.5%	21.1	1.3%	(19.0)	(90.0)%
Net income	$59.5	3.7%	$38.7	2.4%	$20.8	53.7%

Net Revenue
Net revenue by product category was as follows:

(in millions)	2012		2011		Favorable/ (Unfavorable) Variance
Branded	$955.5	59.0%	$943.2	57.7%	$12.3	1.3%
Partner brand	283.1	17.5%	283.4	17.3%	(0.3)	(0.1)%
Private brand	291.1	18.0%	312.5	19.1%	(21.4)	(6.8)%
Other	88.9	5.5%	95.9	5.9%	(7.0)	(7.3)%
Net revenue	$1,618.6	100.0%	$1,635.0	100.0%	$(16.4)	(1.0)%
Net revenue for 2012 declined $16.4 million, or 1.0%, compared to 2011. The decline in revenue compared to the prior year, was driven primarily by lower revenue per unit sold as a result of the IBO conversion, as well as planned private brand volume declines. The declines were partially offset by additional revenue from acquired businesses during 2012 of approximately $29.5 million. Compared to 2011, net revenue from our branded products declined approximately 1.5% when excluding the impact of acquisitions. However, approximately 5.5% of the net revenue decline was a direct result of the IBO conversion.
Branded revenue increased approximately 3.9% when excluding the impact of Snack Factory and the conversion to an IBO-based DSD distribution network, due primarily to increased product distribution and the introduction of new products resulting in increased revenue and market share of all our Core brands, including double-digit growth in our Lance® brands. The branded volume growth was partially offset by substantial net revenue declines in our Allied brands which were primarily related to replacement of Allied brands with Core brands in certain areas.
Partner brand net revenue was largely consistent with 2011.
Net revenue from private brand products declined $21.4 million, or 6.8%, from 2011 to 2012. Much of this decline was anticipated as we recognized that necessary price increases would not be accepted by all retailers. In addition, there was a decline in volume with certain large retailers, as the gap between private and branded pricing narrowed for a portion of the year, which resulted in additional net revenue declines when compared to the prior year.
Other revenue declined $7.0 million, or 7.3%, from 2011 to 2012 primarily because of decreased sales of certain semi-finished goods in 2012.
In 2012, approximately 66% of net revenue was generated through our DSD network as compared to 2011, where approximately 65% of net revenue was generated through our DSD network while the remaining revenue was generated through Direct distribution.
Gross Margin

Gross margin decreased $31.0 million during 2012 compared to 2011 and declined 1.6% as a percentage of net revenue. The overall decrease in gross margin and as a percentage of net revenue was driven by the IBO conversion, which accounted for a decline of approximately 3.3% as a percentage of net revenue. This decline was partially offset by price increases on certain products and improved manufacturing efficiencies. Gross margin for 2012 was also favorably impacted by acquisitions, which contributed approximately $13.3 million in additional gross margin. Costs that negatively impacted gross margin in 2012 included severance expense associated with the closure of our Cambridge, Ontario manufacturing facility and additional expenses due to the relocation of assets from our Corsicana, Texas facility to other manufacturing locations. In 2011, gross margin was favorably impacted by a $4.9 million adjustment to our vacation accrual due to a vacation policy change.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $54.6 million in 2012 compared to 2011 and decreased 3.1% as a percentage of net revenue. The decrease was primarily driven by reduced infrastructure costs and lower compensation and benefit expenses due to IBO conversion, as well as synergies recognized as a result of the Merger and integration activities. During 2012, we recognized severance charges and professional fees associated with the Merger and integration activities and costs associated with the acquisition of Snack Factory. In addition, we incurred incremental costs for the operations of Snack Factory and increased advertising expenses associated with new marketing campaigns.
In 2011, we adopted a new vacation plan, which reduced selling, general and administrative expenses by $5.0 million, but this was more than offset by $18.5 million in severance charges and professional fees associated with the Merger and integration activities.
Impairment Charges
Impairment charges decreased $0.8 million from 2011 to 2012. The $11.9 million of impairment expense in 2012 consisted primarily of a $7.6 million impairment of two of our trademarks and a $2.5 million impairment of machinery and equipment at our Cambridge, Ontario manufacturing facility. The impairment of trademarks was necessary as the Company continued to optimize its brand portfolio following the Merger and made the decision to replace a portion of the sales of these branded products with other, more recognizable, brands in our portfolio. The impairment of the machinery and equipment was recorded to write down the value of assets no longer used when the facility closed in May 2013. In order to determine the fair market value of this equipment, we reviewed market pricing for similar assets from external sources. The $12.7 million of impairment expense in 2011 consisted primarily of $10.1 million associated with our planned disposition of route trucks and $2.3 million in connection with the closure of our Corsicana, Texas manufacturing facility.
Gain on the Sale of Route Businesses, Net
During 2012, we recognized $22.3 million in gains on the sale of route businesses compared with gains of $9.4 million in 2011. The increase was due to increased activity associated with the IBO conversion in 2012 as compared to 2011.
Interest Expense, Net
Interest expense decreased $1.1 million during 2012 compared to 2011 as a result of lower outstanding long-term debt throughout the majority of the year. The additional debt used to fund the Snack Factory acquisition increased interest expense by $1.6 million in the last quarter of 2012.
Income Tax Expense
The effective income tax rate increased to 40.3% for 2012 from 35.3% for 2011. During 2011, the Company undertook a comprehensive restructuring of the legal entities within the Snyder’s-Lance consolidated group to align the legal entity structure with the Company’s business. As a result of this restructuring, our net deferred tax liability is expected to reverse at a state rate which is lower than the rate at which the liabilities were established. This resulted in a benefit recorded to our deferred state tax expense in 2011 that did not repeat in 2012.
In 2011 and 2012 the effective tax rate was higher than usual due to goodwill associated with the sale of route businesses which had no tax basis.

Liquidity and Capital Resources
Liquidity
Liquidity represents our ability to generate sufficient cash flows from operating activities to meet our obligations as well as our ability to obtain appropriate financing. Therefore, liquidity should not be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives. Currently, our liquidity needs arise primarily from acquisitions, working capital requirements, capital expenditures for fixed assets, purchases of route businesses, and dividends. We believe we have sufficient liquidity available to enable us to meet these demands.
We have a universal shelf registration statement that, subject to our ability to consummate a transaction on acceptable terms, provides the flexibility to sell up to $250 million of debt or equity securities, which is effective through February 27, 2015.
Prior to December of 2013, we permanently reinvested earnings from our Canadian subsidiary. As of December 28, 2013, $4.4 million of our cash and cash equivalents balance was held by our Canadian subsidiary.
Operating Cash Flows
Cash flow provided by operating activities increased $48.0 million in 2013 when compared to 2012. The increase was largely driven by an increase in cash generating net income, which excludes gains on both the sale of route businesses and fixed assets.
Investing Cash Flows
Cash used in investing activities totaled $64.9 million in 2013 compared with cash used in investing activities of $348.3 million in 2012. The significant reduction in cash used in investing activities was due to the acquisition of Snack Factory for $343.4 million in 2012.
Capital expenditures for fixed assets, principally manufacturing equipment, decreased from $80.3 million in 2012 to $74.6 million in 2013. Capital expenditures are expected to continue at a level sufficient to support our strategic and operating needs and are projected to be between $70 and $75 million in 2014. Approximately half of these expenditures are expected to support ongoing maintenance, with the remaining projects focused on adding capacity or providing production efficiencies.
Proceeds from the sale of route businesses, net of purchases, generated cash flows of $1.1 million in 2013, compared to net proceeds of $65.4 million in 2012. While we continued the purchase and sale of route businesses in 2013, these activities slowed substantially to a more normal level when compared to 2012 due to the completion of the IBO conversion.
Financing Cash Flows
Net cash used in financing activities of $71.0 million in 2013 was principally due to dividends paid of $44.4 million, as well as the continued debt repayment of $36.6 million. Cash provided by financing activities in 2012 was $243.8 million, principally due to proceeds from a $325 million term loan used to acquire Snack Factory, partially offset by dividends paid of $43.8 million and total repayments of debt of $47.3 million. During 2014, we plan to continue to utilize cash provided by operations to pay the current portion of long-term debt and reduce the balance on our revolving credit facilities.
On February 5, 2014, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on March 5, 2014 to stockholders of record on February 26, 2014.
Debt
Our existing credit agreement allows us to make revolving credit borrowings of up to $265 million through December 2015. As of December 28, 2013, and December 29, 2012, we had $85.0 million and $100.0 million outstanding under the revolving credit agreement, respectively.
Unused and available borrowings were $180 million under our existing credit facilities at December 28, 2013, as compared to $165 million at December 29, 2012. Under certain circumstances and subject to certain conditions, we have the option to increase available credit under the credit agreement by up to $100 million during the life of the facility. We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $14.0 million as of December 28, 2013.

The credit agreement requires us to comply with certain defined covenants, such as a maximum debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio of 3.25, or 3.50 for four consecutive periods following a material acquisition, and a minimum interest coverage ratio of 2.50. At December 28, 2013, our debt to EBITDA ratio was 2.65, and our interest coverage ratio was 9.22. In addition, our revolving credit agreement restricts our payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $200 million. As of December 28, 2013, our consolidated stockholders’ equity was $917.9 million. We were in compliance with these covenants at December 28, 2013. The private placement agreement for $100 million of senior notes assumed as part of the Merger and the $325 million term loan used to fund the acquisition of Snack Factory have provisions no more restrictive than the revolving credit agreement. Total interest expense under all credit agreements for 2013, 2012 and 2011 was $14.7 million, $9.7 million and $10.7 million, respectively.
Contractual Obligations
We lease certain facilities and equipment classified as operating leases. We also have entered into agreements with suppliers for the purchase of certain ingredients, packaging materials and energy used in the production process. These agreements are entered into in the normal course of business and consist of agreements to purchase a certain quantity over a certain period of time. These purchase commitments range in length from three to twelve months.
Contractual obligations as of December 28, 2013 were:

(in thousands)		Payments Due by Period
	Total	2014	2015-2016	2017-2018	Thereafter
Purchase commitments	$117,575	$117,575	$—	$—	$—
Debt, including interest payable (1)	533,055	30,331	400,169	102,555	—
Operating lease obligations	59,973	17,979	25,427	13,024	3,543
Unrecognized tax benefits (2)	13,370	—	—	—	—
Other noncurrent liabilities (3)	21,285	—	—	—	—
Total contractual obligations	$745,258	$165,885	$425,596	$115,579	$3,543
Footnotes:

(1)	Variable interest will be paid in future periods based on the outstanding balance at that time.

(2)
Unrecognized tax benefits relate to uncertain tax positions recorded under accounting guidance that we have adopted and include associated interest and penalties. As we are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time, the related balances have not been reflected in the "Payments Due by Period" section of the table.

(3)
Amounts represent future cash payments to satisfy other noncurrent liabilities recorded on our Consolidated Balance Sheets, including the short-term portion of these long-term liabilities. Included in noncurrent liabilities on our Consolidated Balance Sheets as of December 28, 2013 were $11.8 million in accrued insurance liabilities, $5.9 million in accrued incentives, and $3.6 million in other liabilities. As the specific payment dates for these liabilities is unknown, the related balances have not been reflected in the "Payments Due by Period" section of the table.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity or cash flows.
We currently provide a partial guarantee for loans made to IBOs by third-party financial institutions for the purchase of route businesses. The outstanding aggregate balance on these loans was approximately $117.9 million as of December 28, 2013 compared to approximately $109.7 million as of December 29, 2012. The annual maximum amount of future payments we could be required to make under the guarantee equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the route businesses for which the loans are made. Accordingly, we have the ability to recover substantially all of the outstanding loan value upon default, and our liability associated with this guarantee is not significant.

Critical Accounting Estimates
Preparing the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We believe the following estimates and assumptions to be critical accounting estimates. These assumptions and estimates may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and may have a material impact on our financial condition or operating performance. Actual results may differ from these estimates under different assumptions or conditions.
Revenue Recognition
Our policy on revenue recognition varies based on the types of products sold and the distribution method. We recognize revenue when title and risk of loss passes to our customers. Allowances for sales returns, stale products, promotions and discounts are also recorded as reductions of revenue in the consolidated financial statements.
Revenue for products sold to IBOs in our DSD network is recognized when the IBO purchases the inventory from our warehouses. Revenue for products sold to retailers through routes operated by company associates is recognized when the product is delivered to the customer.
Revenue for products shipped directly to the customer from our warehouse is recognized based on the shipping terms listed on the shipping documentation. Products shipped with terms FOB-shipping point are recognized as revenue at the time the product leaves our warehouses. Products shipped with terms FOB-destination are recognized as revenue based on the anticipated receipt date by the customer.
We allow certain customers to return products under agreed upon circumstances. We record a returns allowance for damaged products and other products not sold by the expiration date on the product label. This allowance is estimated based on a percentage of historical sales returns and current market information.
We record certain reductions to revenue for promotional allowances. There are several different types of promotional allowances such as off-invoice allowances, rebates and shelf space allowances. An off-invoice allowance is a reduction of the sales price that is directly deducted from the invoice amount. We record the amount of the deduction as a reduction to revenue when the transaction occurs. Rebates are offered to retailers based on the quantity of product purchased over a period of time. Based on the nature of these allowances, the exact amount of the rebate is not known at the time the product is sold to the customer. An estimate of the expected rebate amount is recorded as a reduction to revenue at the time of the sale and a corresponding accrued liability is recorded. The accrued liability is monitored throughout the time period covered by the promotion, and is based on historical information and the progress of the customer against the target amount. We also record certain allowances for coupon redemptions, scan-back promotions and other promotional activities as a reduction to revenue. The accrued liabilities for these allowances are monitored throughout the time period covered by the coupon or promotion.
Total allowances for sales returns, rebates, coupons, scan-backs and other promotional activities decreased from $26.5 million at the end of 2012 to $22.4 million at the end of 2013 due to the timing of promotional activities.
Shelf space allowances are capitalized and amortized over the lesser of the life of the agreement or up to a maximum of three years and recorded as a reduction to revenue. Capitalized shelf space allowances are evaluated for impairment on an ongoing basis.
Allowance for Doubtful Accounts
The determination of the allowance for doubtful accounts is based on management’s estimate of uncollectible accounts receivable. We record a general reserve based on analysis of historical data and aging of accounts receivable. In addition, management records specific reserves for receivable balances that are considered at higher risk due to known facts regarding the customer. The assumptions for this determination are reviewed quarterly to ensure that business conditions or other circumstances are consistent with the assumptions. The allowance for doubtful accounts was $1.6 million and $2.2 million as of December 28, 2013 and December 29, 2012, respectively. The decrease from 2012 to 2013 was primarily due to improved collection trends from our customers compared to the prior year.
Self-Insurance Reserves
We maintain reserves for the self-funded portions of employee medical insurance benefits. Our portion of employee medical claims is generally limited to $0.3 million per participant annually by stop-loss insurance coverage. Due to the significance of certain historical claims, our 2013 stop-loss insurance coverage limit was increased to $5.0 million in aggregate for a specific portion of our self-funded claims. The entire $5.0 million associated with these claims was recorded in pre-tax expenses during 2013. This specific stop-loss of $5.0 million for 2013 has decreased to $3.3 million for 2014. The accrual for incurred but not reported medical insurance claims was $4.4 million in both 2013 and 2012.

We maintain self-insurance reserves for workers’ compensation and auto liability for individual losses up to the deductibles which are currently $350,000 per individual loss and $250,000 for auto physical damage per accident. In addition, certain general and product liability claims are self-funded for individual losses up to the $100,000 insurance deductible. Claims in excess of the deductible are fully insured up to $100 million per individual claim. We evaluate input from a third-party actuary in the estimation of the casualty insurance obligation on an annual basis. In determining the ultimate loss and reserve requirements, we use various actuarial assumptions including compensation trends, healthcare cost trends and discount rates. In 2013, we used a discount rate of 2.0%, an increase from 1.5% used in 2012, based on projected investment returns over the estimated future payout period. A change in the discount rate by one percentage point would not materially impact this liability. We also use historical information for claims frequency and severity in order to establish loss development factors. For 2013 and 2012, we had accrued liabilities related to the retained risks of $10.1 million and $12.3 million, respectively, included in the accruals for casualty insurance claims in our Consolidated Balance Sheets.
In December 2010, we assumed a liability for workers’ compensation relating to claims that had originated prior to 1992 and been insured by a third-party insurance company. Due to the uncertainty of that insurer’s ability to continue paying claims, we entered into an agreement where we assumed the full liability of insurance claims under the pre-existing workers’ compensation policies. The net liability for these claims was $1.7 million and $2.2 million for 2013 and 2012, respectively, and was included in the accruals for casualty insurance claims in our Consolidated Balance Sheets.
Impairment Analysis of Goodwill and Intangible Assets
The annual impairment analysis of goodwill and other indefinite-lived intangible assets requires us to project future financial performance, including revenue and profit growth, fixed asset and working capital investments, income tax rates and cost of capital.
The impairment analysis of goodwill, as of December 28, 2013, assumes combined average annual revenue growth of approximately 3.9% during the valuation period. This compares to a combined average annual revenue growth of approximately 4.4% in the calculation as of December 29, 2012. These projections rely upon historical performance, anticipated market conditions and forward-looking business plans.
We use a combination of internal and external data to develop the weighted average cost of capital, which was 8.0% for both 2013 and 2012. Significant investments in fixed assets and working capital to support the assumed revenue growth are estimated and factored into the analysis. If the assumed revenue growth is not achieved, the required investments in fixed assets and working capital could be reduced. Even with a significant amount of excess fair value over carrying value, major changes in assumptions or changes in conditions could result in a goodwill impairment charge in the future.
Our trademarks are valued using the relief-from-royalty method under the income approach, which requires us to estimate a royalty rate, identify relevant projected revenue, and select an appropriate discount rate. In the second quarter of 2013, we incurred $1.9 million in impairment charges related to one of our trademarks. We incurred $7.6 million in impairment charges related to two of our trademarks during 2012. These impairments were necessary as the Company made a decision to replace future sales of associated products with a more recognizable brand. While our annual impairment testing did not result in any additional impairment in 2013, there continue to be certain trademarks, predominately those acquired through recent transactions, that have a fair value which approximates the book value. Any changes in the use of these trademarks or the sales volumes of the associated products could result in an impairment charge.
Our route intangible assets are valued by comparing the current fair market value for the route assets to the associated book value. The fair market value is computed using the route sales average for each route multiplied by the market multiple for the area in which the route is located. No impairments were recognized in 2013 as a result of this analysis.
Other intangible assets, primarily customer and contractual relationships and patents, are tested for impairment if events or changes in circumstances indicate that it is more likely than not that fair value is less than book value. No event-driven impairment assessments were deemed necessary for 2013, 2012 or 2011.
Impairment of Fixed Assets
Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets or asset groups to be held and used is measured by a comparison of the carrying amount of an asset or asset group to future net cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During 2013, there were no fixed asset impairment charges, compared to impairment charges of $4.3 million and $12.7 million during 2012 and 2011, respectively. The majority of asset impairments recorded in 2012 were due to our decision to close our Cambridge, Ontario manufacturing facility in order to consolidate the operations of our two Canadian manufacturing facilities. During 2011, we recorded impairment charges primarily related to the decisions to sell route trucks prior to the end of their useful lives, as well as close the Corsicana, Texas manufacturing facility. See Note 6 to the consolidated financial statements in Item 8 for additional information regarding these impairment charges.
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
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
We are exposed to certain commodity, interest rate and foreign currency exchange rate risks as part of our ongoing business operations. We may use derivative financial instruments, where appropriate, to manage some of these risks related to interest and exchange rates. We do not use derivatives for trading purposes.
In order to mitigate the risks of volatility in commodity markets to which we are exposed, in the normal course of business, we enter into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Amounts committed under these forward purchase agreements are discussed in Note 13 to the consolidated financial statements.
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable-rate debt. See Note 11 to the consolidated financial statements in Item 8 for further information related to our interest rate swap agreements. While these interest rate swap agreements fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $0.6 million lower without these swaps during 2013. Including the effect of interest rate swap agreements, the weighted average interest rate was 2.72% and 2.70%, respectively, as of December 28, 2013 and December 29, 2012. A 10% increase in variable interest rates would not have significantly impacted interest expense during 2013.
We have exposure to foreign exchange rate fluctuations through the operations of our Canadian subsidiary. A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of its costs, such as raw materials and direct labor, are denominated in Canadian dollars. We periodically enter into a series of derivative forward contracts to mitigate a portion of this foreign exchange rate exposure. These contracts had maturities through March 2014. For 2013 and 2012, foreign currency fluctuations, net of the effect of derivative forward contracts, favorably impacted pre-tax income by $0.6 million and $0.1 million, respectively.
We are exposed to credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. For the years ended December 28, 2013 and December 29, 2012, net bad debt expense was $1.8 million and $1.5 million, respectively. Allowances for doubtful accounts were $1.6 million at December 28, 2013 and $2.2 million at December 29, 2012.

Item 8.  Financial Statements and Supplementary Data
SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the Fiscal Years Ended December 28, 2013, December 29, 2012 and December 31, 2011

(in thousands, except per share data)	2013	2012	2011
Net revenue	$1,761,049	$1,618,634	$1,635,036
Cost of sales	1,163,034	1,079,777	1,065,107
Gross margin	598,015	538,857	569,929

Selling, general and administrative	470,561	440,597	495,267
Impairment charges	1,900	11,862	12,704
Gain on sale of route businesses, net	(2,590)	(22,335)	(9,440)
Other (income)/expense, net	(10,823)	(407)	993
Income before interest and income taxes	138,967	109,140	70,405

Interest expense, net	14,408	9,487	10,560
Income before income taxes	124,559	99,653	59,845

Income tax expense	45,475	40,143	21,104
Net income	79,084	59,510	38,741
Net income attributable to noncontrolling interests	364	425	483
Net income attributable to Snyder’s-Lance, Inc.	$78,720	$59,085	$38,258

Basic earnings per share	$1.13	$0.86	$0.57
Weighted average shares outstanding – basic	69,383	68,382	67,400

Diluted earnings per share	$1.12	$0.85	$0.56
Weighted average shares outstanding – diluted	70,158	69,215	68,478

Cash dividends declared per share	$0.64	$0.64	$0.64
See Notes to consolidated financial statements.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
For the Fiscal Years Ended December 28, 2013, December 29, 2012 and December 31, 2011

(in thousands)	2013	2012	2011
Net income	$79,084	$59,510	$38,741

Net unrealized gains/(losses) on derivative instruments, net of income tax	268	(372)	382
Foreign currency translation adjustment	(5,215)	1,771	(1,767)
Total other comprehensive (loss)/income	(4,947)	1,399	(1,385)

Total comprehensive income	74,137	60,909	37,356
Comprehensive income attributable to noncontrolling interests, net of income tax of $261, $263 and $322	(364)	(425)	(483)
Total comprehensive income attributable to Snyder’s-Lance, Inc.	$73,773	$60,484	$36,873
See Notes to consolidated financial statements.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 28, 2013 and December 29, 2012

(in thousands, except share data)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$14,080	$9,276
Accounts receivable, net of allowances of $1,579 and $2,159, respectively	144,988	141,862
Inventories	113,750	118,256
Prepaid income taxes	9,094	—
Deferred income taxes	15,391	11,625
Assets held for sale	15,314	11,038
Prepaid expenses and other current assets	23,649	28,676
Total current assets	336,266	320,733

Noncurrent assets:
Fixed assets, net	349,256	331,385
Goodwill	537,141	540,389
Other intangible assets, net	519,669	531,735
Other noncurrent assets	22,262	22,490
Total assets	$1,764,594	$1,746,732

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$17,291	$20,462
Accounts payable	54,510	52,753
Accrued compensation	29,792	31,037
Accrued casualty insurance claims	6,262	4,779
Accrued selling and promotional costs	13,257	16,240
Income tax payable	—	1,263
Other payables and accrued liabilities	25,092	28,089
Total current liabilities	146,204	154,623

Noncurrent liabilities:
Long-term debt	480,082	514,587
Deferred income taxes	190,393	176,037
Accrued casualty insurance claims	5,567	9,759
Other noncurrent liabilities	24,448	19,551
Total liabilities	846,694	874,557

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.83 1/3 par value. 110,000,000 and 75,000,000 shares authorized, respectively; 69,891,890 and 68,863,974 shares outstanding, respectively	58,241	57,384
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; no shares outstanding	—	—
Additional paid-in capital	765,172	746,155
Retained earnings	85,146	50,847
Accumulated other comprehensive income	10,171	15,118
Total Snyder’s-Lance, Inc. stockholders’ equity	918,730	869,504
Noncontrolling interests	(830)	2,671
Total stockholders’ equity	917,900	872,175
Total liabilities and stockholders’ equity	$1,764,594	$1,746,732

See Notes to consolidated financial statements.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
For the Fiscal Years Ended December 28, 2013, December 29, 2012 and December 31, 2011

(in thousands, except share and per share data)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interests	Total
Balance, January 1, 2011	66,336,807	$55,278	$722,007	$40,199	$15,104	$4,027	$836,615
Total comprehensive income				38,258	(1,385)	483	37,356
Acquisition of remaining interest in Melisi Snacks, Inc.			(1,157)			(2,343)	(3,500)
Dividends paid to noncontrolling interests						(281)	(281)
Dividends paid to stockholders ($0.64 per share)				(42,918)			(42,918)
Purchase price adjustments						594	594
Amortization of non-qualified stock options			1,372				1,372
Stock options exercised, including $49 tax benefit	1,295,589	1,080	7,111				8,191
Issuance and amortization of restricted stock, net of cancellations	188,402	157	1,005				1,162
Balance, December 31, 2011	67,820,798	$56,515	$730,338	$35,539	$13,719	$2,480	$838,591
Total comprehensive income				59,085	1,399	425	60,909
Dividends paid to noncontrolling interests						(234)	(234)
Dividends paid to stockholders ($0.64 per share)				(43,777)			(43,777)
Amortization of non-qualified stock options			2,132				2,132
Stock options exercised, including $2,618 tax benefit	908,751	757	11,571				12,328
Issuance and amortization of restricted stock, net of cancellations	149,291	124	2,437				2,561
Repurchases of common stock	(14,866)	(12)	(323)				(335)
Balance, December 29, 2012	68,863,974	$57,384	$746,155	$50,847	$15,118	$2,671	$872,175
Total comprehensive income				78,720	(4,947)	364	74,137
Acquisition of remaining interest in Michaud Distributors	342,212	285	3,109			(3,394)	—
Dividends paid to noncontrolling interests						(471)	(471)
Dividends paid to stockholders ($0.64 per share)				(44,421)			(44,421)
Amortization of non-qualified stock options			2,444				2,444
Stock options exercised, including $1,500 tax benefit	601,672	501	10,775				11,276
Issuance and amortization of restricted stock, net of cancellations	113,824	96	3,434				3,530
Repurchases of common stock	(29,792)	(25)	(745)				(770)
Balance, December 28, 2013	69,891,890	$58,241	$765,172	$85,146	$10,171	$(830)	$917,900
See Notes to consolidated financial statements.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Fiscal Years Ended December 28, 2013, December 29, 2012 and December 31, 2011

(in thousands)	2013	2012	2011
Operating activities:
Net income	$79,084	$59,510	$38,741
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	59,631	53,764	55,337
Stock-based compensation expense	5,944	4,693	2,535
(Gain)/loss on sale of fixed assets, net	(2,640)	597	1,851
Gain on sale of route businesses	(2,590)	(22,335)	(9,440)
Impairment charges	1,900	11,862	12,704
Change in vacation plan	—	—	(9,916)
Deferred income taxes	10,360	(15,279)	6,026
Provision for doubtful accounts	1,828	1,479	402
Changes in operating assets and liabilities, excluding business acquisitions and foreign currency translation adjustments:
Accounts receivable	(5,266)	9,869	(15,773)
Inventory	4,461	(2,598)	(8,680)
Other current assets	(3,083)	19,496	17,022
Accounts payable	1,893	(5,393)	11,665
Other accrued liabilities	(6,960)	(18,539)	12,585
Other noncurrent assets	1,830	(103)	(2,882)
Other noncurrent liabilities	(5,656)	(4,255)	(649)
Net cash provided by operating activities	140,736	92,768	111,528

Investing activities:
Purchases of fixed assets	(74,579)	(80,304)	(57,726)
Purchases of route businesses	(29,692)	(28,523)	(31,418)
Proceeds from sale of fixed assets	9,448	9,324	4,351
Proceeds from sale of route businesses	30,745	93,896	42,294
Proceeds from sale of investments	2,298	1,444	960
Proceeds from federal grant for solar farm	—	—	4,212
Business acquisitions, net of cash acquired	(3,131)	(344,181)	(15,394)
Net cash used in investing activities	(64,911)	(348,344)	(52,721)

Financing activities:
Dividends paid to stockholders	(44,421)	(43,777)	(42,918)
Dividends paid to noncontrolling interests	(471)	(234)	(281)
Acquisition of remaining interest in Melisi Snacks, Inc.	—	—	(3,500)
Debt issuance costs	—	(2,028)	—
Issuances of common stock	9,776	9,710	8,142
Excess tax benefits from stock-based compensation	1,500	2,618	49
Repurchases of common stock	(770)	(335)	—
Repayments of long-term debt	(20,508)	(2,476)	(62,309)
Proceeds from long-term debt	—	325,211	—
Net (repayments)/proceeds from existing credit facilities	(16,127)	(44,841)	35,098
Net cash (used in)/provided by financing activities	(71,021)	243,848	(65,719)

Effect of exchange rate changes on cash	—	163	(124)

Increase/(decrease) in cash and cash equivalents	4,804	(11,565)	(7,036)
Cash and cash equivalents at beginning of fiscal year	9,276	20,841	27,877
Cash and cash equivalents at end of fiscal year	$14,080	$9,276	$20,841

Non-cash investing activities:
Acquisition of remaining interest in Michaud Distributors	$10,150	$—	$—

Supplemental information:
Cash paid for income taxes, net of refunds of $151, $12,591 and $7,375, respectively	$39,313	$33,554	$2,364
Cash paid for interest	$15,131	$10,533	$11,341
See Notes to consolidated financial statements.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Years Ended December 28, 2013, December 29, 2012 and December 31, 2011
NOTE 1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Operations
We operate in one business segment: the manufacturing, distribution, marketing and sale of snack food products. These products include pretzels, sandwich crackers, kettle chips, pretzel crackers, cookies, potato chips, tortilla chips, other salty snacks, sugar wafers, nuts and restaurant style crackers. In addition, we purchase certain cakes, meat snacks and other partner brand products for resale in order to broaden our product offerings for the Independent Business Owners ("IBO") through an IBO-based Direct-Store-Delivery ("DSD") distribution network ("DSD network"). Products are packaged in various single-serve, multi-pack and family-size configurations.
Our branded products are principally sold under the Snyder’s of Hanover®, Lance®, Cape Cod®, Snack Factory® Pretzel Crisps®, Krunchers!®, Tom’s®, Archway®, Jays®, Stella D’oro®, EatSmart™, O-Ke-Doke® and Quitos™ brands. Partner brands consist of other third-party brands that we sell through our DSD network. We sell private brand products directly to retailers and third-party distributors using certain store brands or our own control brands, such as Brent & Sam’s®, Vista® and Delicious®. In addition, we contract with other branded food manufacturers to produce their products and periodically sell certain semi-finished goods to other manufacturers.
We distribute snack food products throughout the United States using a DSD network of approximately 3,000 routes, primarily operated by IBOs. During 2011, we began the process of converting the vast majority of our company-owned routes to a DSD network ("IBO conversion") in order to better position our distribution network to serve retailers. We completed this project in 2012 and most of our DSD network is now serviced by IBOs. We also ship products directly to third-party distributors in areas where our DSD network does not operate. Through our direct sales organization ("Direct"), we distribute products directly to retailers or to third-party distributors using our own transportation fleet or other freight carriers.
Through our DSD network, we sell our branded and partner brand products to IBOs that distribute to grocery/mass merchandisers, club stores, discount stores, convenience stores, food service establishments and various other retailers including drug stores, schools, military and government facilities and “up and down the street” outlets such as recreational facilities, offices and other independent retailers. In addition, we sell our branded products direct to retailers and third-party distributors. Private brand customers include grocery/mass merchandisers and discount stores. We also contract with other branded food manufacturers to produce their products or provide semi-finished goods.
Our corporate headquarters is located in Charlotte, North Carolina. We have an additional administrative office in Hanover, Pennsylvania. Our manufacturing operations are located in Charlotte, North Carolina; Hanover, Pennsylvania; Goodyear, Arizona; Burlington, Iowa; Columbus, Georgia; Jeffersonville, Indiana; Hyannis, Massachusetts; Perry, Florida; Ashland, Ohio; and Guelph, Ontario. Additionally, our newly constructed research and development center is located in Hanover, Pennsylvania.
Principles of Consolidation
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
During 2013, we acquired the remaining 20% of Michaud Distributors (“Michaud”) and now own all of the outstanding equity. We exchanged 342,212 newly issued unregistered shares of our common stock, approximately $10.2 million in equity consideration, for the remaining 20% equity in Michaud. Prior to this acquisition, which was completed in the fourth quarter of 2013, we had an 80% ownership interest in Michaud.
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
Revenue for products sold to IBOs in our DSD network is recognized when the IBO purchases the inventory from our warehouses. Revenue for products sold to retailers through routes operated by our associates is recognized when the product is delivered to the customer.
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
We record certain reductions to revenue for promotional allowances. There are several different types of promotional allowances such as off-invoice allowances, rebates and shelf space allowances. An off-invoice allowance is a reduction of the sales price that is directly deducted from the invoice amount. We record the amount of the deduction as a reduction to revenue when the transaction occurs. Rebates are offered to retailers based on the quantity of product purchased over a period of time. Based on the nature of these allowances, the exact amount of the rebate is not known at the time the product is sold to the customer. An estimate of the expected rebate amount is recorded as a reduction to revenue at the time of the sale and a corresponding accrued liability is recorded. The accrued liability is monitored throughout the time period covered by the promotion, and is based on historical information and the progress of the customer against the target amount. We also record certain allowances for coupon redemptions, scan-back promotions and other promotional activities as a reduction to revenue. The accrued liabilities for these allowances are monitored throughout the time period covered by the coupon or promotion.
Shelf space allowances are capitalized and amortized over the lesser of the life of the agreement or up to a maximum of three years and recorded as a reduction to revenue. Capitalized shelf space allowances are evaluated for impairment on an ongoing basis.
Use of Estimates
Preparing the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include sales and promotional allowances, customer returns, allowances for doubtful accounts, inventory valuations, useful lives of fixed assets and related impairment, long-term investments, hedge transactions, goodwill and intangible asset valuations and impairments, incentive compensation, income taxes, self-insurance, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.
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
See Note 10 for more information on fair value.

Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Inventories
The principal raw materials used in the manufacturing of our snack food products are flour, vegetable oil, sugar, peanuts, potatoes, chocolate, other nuts, cheese and seasonings. The principal supplies used are flexible film, cartons, trays, boxes and bags. Inventories are valued at the lower of cost or market using the first-in first-out (FIFO) method.
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
Route Intangible Gains/Losses
We purchase and sell route businesses as a part of maintenance of our DSD network. Gains and losses on sales of routes are recorded based on the difference between the sales price of the route and carrying value plus associated goodwill. Goodwill associated with the sale of a route is determined based on the relative value of the route in comparison to the value of the entire company.
Goodwill and Other Intangible Assets
We are required to evaluate and determine our reporting units for purposes of performing the annual impairment analysis of goodwill. The annual impairment analysis of goodwill and other indefinite-lived intangible assets also requires us to project future financial performance, including revenue and profit growth, fixed asset and working capital investments, income tax rates and our weighted average cost of capital. These projections rely upon historical performance, anticipated market conditions and forward-looking business plans.
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

Employee and Non-Employee Stock-Based Compensation Arrangements
We account for option awards based on the fair value-method using the Black-Scholes model. The following assumptions were used to determine the weighted average fair value of options granted during 2013, 2012 and 2011.

	2013	2012	2011
Assumptions used in Black-Scholes pricing model:
Expected dividend yield	2.50%	2.86%	3.68%
Risk-free interest rate	1.12%	1.13%	2.69%
Weighted average expected life	6.0 years	6.0 years	6.7 years
Expected volatility	32.59%	30.59%	30.34%
Weighted average fair value per share of options granted	$6.22	$4.83	$3.83
The expected dividend yield is based on the projected annual dividend payment per share divided by the stock price at the date of grant. The risk free interest rate is based on rates of U.S. Treasury issues with a remaining life equal to the expected life of the option.
The expected life of the option is calculated using the simplified method by using the vesting term of the option and the option expiration date. The expected volatility is based on the historical volatility of our common stock over the expected life as we feel this is a reasonable estimate of future volatility. Compensation expense for stock options is recognized using straight-line attribution over the vesting period, which is usually three years.
Compensation expense for restricted stock is recognized over the vesting period based on the closing stock price on the grant date of the restricted stock. Restricted stock awards receive or accrue the same dividend as common shares outstanding.
Self-Insurance Reserves
We maintain reserves for the self-funded portions of employee medical insurance benefits. Our portion of employee medical claims is generally limited to $0.3 million per participant annually by stop-loss insurance coverage. Due to the significance of certain historical claims, our 2013 stop-loss insurance coverage limit was increased to $5.0 million in aggregate for a specific portion of our self-funded claims. The entire $5.0 million associated with these claims was recorded in pre-tax expenses during 2013. This specific stop-loss of $5.0 million for 2013 has decreased to $3.3 million for 2014. The accrual for incurred but not reported medical insurance claims was $4.4 million in both 2013 and 2012.
We maintain self-insurance reserves for workers’ compensation and auto liability for individual losses up to the deductibles which are currently $350,000 per individual loss and $250,000 for auto physical damage per accident. In addition, certain general and product liability claims are self-funded for individual losses up to the $100,000 insurance deductible. Claims in excess of the deductible are fully insured up to $100 million per individual claim. We evaluate input from a third-party actuary in the estimation of the casualty insurance obligation on an annual basis. In determining the ultimate loss and reserve requirements, we use various actuarial assumptions including compensation trends, healthcare cost trends and discount rates. In 2013, we used a discount rate of 2.0%, an increase from 1.5% used in 2012, based on projected investment returns over the estimated future payout period.
We also use historical information for claims frequency and severity in order to establish loss development factors. For 2013 and 2012, we had accrued liabilities related to the retained risks of $10.1 million and $12.3 million, respectively, included in the accruals for casualty insurance claims in our Consolidated Balance Sheets.
In December 2010, we assumed a liability for workers’ compensation relating to claims that had originated prior to 1992 and been insured by a third-party insurance company. Due to the uncertainty of that insurer’s ability to continue paying claims, we entered into an agreement where we assumed the full liability of insurance claims under the pre-existing workers’ compensation policies. The net liability for these claims was $1.7 million and $2.2 million for 2013 and 2012, respectively, and was included in the accruals for casualty insurance claims in our Consolidated Balance Sheets.
Derivative Financial Instruments
We are exposed to certain foreign currency exchange and interest rate risks as part of our ongoing business operations and may use derivative financial instruments, where appropriate, to manage these risks. We do not use derivatives for trading purposes.

Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to Snyder’s-Lance, Inc. by the weighted average number of shares outstanding during each period.
Diluted earnings per share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. Dilutive potential shares were 775,000 in 2013, 832,000 in 2012, and 1,078,000 in 2011. Anti-dilutive shares are excluded from the dilutive earnings calculation. There were no anti-dilutive shares in 2013 and 2012. In 2011, there were 20,000 anti-dilutive shares. No adjustment to reported net income is required when computing diluted earnings per share.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs included in selling, general and administrative expenses on the Consolidated Statements of Income were $30.4 million, $24.2 million and $20.1 million during 2013, 2012 and 2011, respectively.
Shipping and Handling Costs
We do not bill customers separately for shipping and handling of product. These costs are included as part of selling, general and administrative expenses on the Consolidated Statements of Income. For the years ended December 28, 2013, December 29, 2012 and December 31, 2011, shipping and handling costs were $118.3 million, $109.2 million and $106.8 million, respectively.
Loss Contingencies
Various legal actions, claims, and other contingencies arise in the normal course of our business. Specific reserves are provided for loss contingencies to the extent we conclude that a loss is both probable and reasonably estimable. We use a case-by-case evaluation of the underlying data and update our evaluation as further information becomes known. Legal costs are expensed as incurred.
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
Vacation Plan Change
During 2011, as part of the integration, we transitioned to a standard vacation plan for the merged company. Due to this change, we recorded a $9.9 million reduction in the vacation accrual, of which $4.9 million was recorded as a reduction in cost of sales and $5.0 million was recorded as a reduction in selling, general and administrative expense.
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
NOTE 3. BUSINESS ACQUISITIONS
2013 Acquisitions
On October 25, 2013, we acquired the remaining 20% of Michaud Distributors (“Michaud”) and now own all of the outstanding equity. We exchanged 342,212 newly issued unregistered shares of our common stock, approximately $10.2 million in equity consideration, for the remaining 20% equity in Michaud.
On July 29, 2013, we acquired substantially all the assets of a snack food distributor in Massachusetts. Additionally, on November 5, 2013, we acquired substantially all the assets of a snack food distributor in Connecticut. These acquisitions were part of our plans to continue growing and strengthening our DSD network.
2012 Acquisition
On October 11, 2012, we completed the acquisition of all of the issued and outstanding shares and membership interests of Snack Factory, LLC and certain affiliates ("Snack Factory"), for $343.4 million. Snack Factory develops, markets and distributes snack food products under the Snack Factory® Pretzel Crisps® brand name.

We incurred pre-tax acquisition-related transaction and other costs in 2012 totaling $1.8 million, included within selling, general and administrative expenses on the Consolidated Statements of Income. Additionally, debt issuance costs associated with the new term loan used to fund the acquisition of $2.0 million were deferred and are being amortized over the four year term of the loan. See Note 8 for additional information regarding the new term loan.
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
Merger and Integration Activities
On December 6, 2010, Lance, Inc. and Snyder’s of Hanover, Inc. completed a merger (“Merger”) to create Snyder’s-Lance, Inc. During 2012 and 2011, we incurred $3.5 million and $18.5 million, respectively, in severance costs and professional fees related to the Merger and integration activities, which are included in selling, general and administrative expenses on the Consolidated Statements of Income. Additionally, we incurred $0.3 million and $1.1 million during 2012 and 2011, respectively, in severance costs and professional fees related to the Merger and integration activities, which are included in cost of sales on the Consolidated Statements of Income.
NOTE 4.  STOCK-BASED COMPENSATION
Total stock-based incentive expense recorded in the Consolidated Statements of Income was $5.9 million, $4.7 million and $2.5 million for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively. The increases in compensation expense from 2011 to 2012 and from 2012 to 2013 were due to the issuance of additional stock options and restricted stock under the long-term incentive plan.
In addition, we recorded $2.5 million, $2.1 million and $1.4 million in incentive compensation expense for a performance-based cash incentive plan for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively.
Key Employee Incentive Plans
On May 3, 2012, at the Annual Meeting of Stockholders, the 2012 Key Employee Incentive Plan (the “Plan”) was approved. The Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock and performance equity awards, and expires in May 2018. The plan also authorizes other awards denominated in monetary units or shares of common stock payable in cash or shares of common stock. The Plan provides for up to 3.0 million securities available for future issuance, of which only 0.7 million can be restricted stock or performance shares. As of December 28, 2013, there were approximately 0.6 million of restricted stock and 2.0 million of other securities available for future issuance under the Plan.
Long-term Incentive Plans
Under our long-term incentive plan, approximately 150 key employees are granted performance-based cash awards, non-qualified stock options and restricted stock. The amount of awards issued to employees is approved by the Board of Directors.

Employee Stock Options
Employee stock options vest in periods ranging up to five years after the grant date with the majority vesting over three years. The exercise price, which equals the fair market value of our common stock at the date of grant, ranges from $1.78 to $26.57 per share for the outstanding options as of December 28, 2013. The weighted average exercise price of exercisable options was $11.40 as of December 28, 2013.
The changes in options outstanding for the year ended December 28, 2013 were as follows:

	Options Outstanding	Outstanding Weighted Average Exercise Price	Options Exercisable
Balance at December 29, 2012	2,942,647	$14.80	1,496,237
Granted	442,493	25.61
Exercised	(601,672)	16.27
Expired/forfeited	(159,580)	19.85
Balance at December 28, 2013	2,623,888	$15.98	1,244,741
Weighted average contractual term (in years)	7.4		6.6
Aggregate intrinsic value (in millions)	$33.8		$21.7
As of December 28, 2013, there was $3.4 million of unrecognized compensation expense related to outstanding stock options compared with $3.8 million as of December 29, 2012. Cash received from option exercises during 2013, 2012 and 2011 was $9.8 million, $9.7 million and $8.1 million, respectively. The benefit realized for the tax deductions from option exercises was $1.5 million, $2.6 million and $0.1 million, respectively, during 2013, 2012 and 2011. The total intrinsic value of stock options exercised during 2013, 2012 and 2011 was $6.4 million, $13.1 million and $17.2 million, respectively.
Employee Restricted Stock
The changes in restricted stock awards outstanding for the year ended December 28, 2013 were as follows:

	Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Balance at December 29, 2012	223,008	$20.11
Granted	115,737	25.56
Exercised/vested	(90,695)	20.01
Expired/forfeited	(10,702)	22.06
Balance at December 28, 2013	237,348	$22.72
The weighted average grant date fair value for awards granted during 2013, 2012 and 2011 was $25.56, $22.41 and $17.45, respectively. The deferred portion of these restricted shares is included in the Consolidated Balance Sheets as additional paid-in capital. As of December 28, 2013 and December 29, 2012, there was $2.9 million and $2.8 million in unrecognized compensation expense related to restricted stock, respectively.
In addition to restricted stock awards, we granted 27,474 restricted stock units in 2013 with a grant date fair value of $25.56 which vest in three substantially equal annual installments. As of December 28, 2013, all restricted stock units remained outstanding.
Non-Employee Director Restricted Stock Awards
In 2008, we adopted the Lance, Inc. 2008 Director Stock Plan (“2008 Director Plan”). The 2008 Director Plan was administered by the Board of Directors and expired in May 2013 at which point there were no shares available for future issuance under the 2008 Director Plan.
In 2013, we awarded 36,000 shares of common stock to our directors, at a grant date fair value of $26.71 and subject to certain vesting restrictions. During both 2012 and 2011, we awarded 36,000 shares of common stock to our directors with grant date fair values of $25.19 and $21.67, respectively. Compensation costs associated with these restricted shares are amortized over the vesting period, at which time the earned portion is charged against current earnings. The deferred portion of these restricted shares is included in the Consolidated Balance Sheets as additional paid-in capital.

In February 2014, the Snyder's-Lance, Inc. 2014 Director Stock Plan ("2014 Director Plan") was approved by the Board, subject to approval by stockholders at the Annual Meeting in May 2014. The 2014 Director Plan is intended to attract and retain persons of exceptional ability to serve as Directors and to further align the interests of Directors and stockholders in enhancing the value of our common stock and to encourage such Directors to remain with and to devote their best efforts to the Company. The Board of Directors reserved 400,000 shares of common stock for issuance under the 2014 Director Plan. This number was subject to adjustment in the event of stock dividends and splits, recapitalizations and similar transactions.
Performance-Based Incentive Plans
Performance-based cash awards vest over a three year period subsequent to issuance and are accounted for as liability awards. At December 28, 2013, and December 29, 2012, the accrual for these awards was $5.9 million and $3.5 million, respectively. The increase in our accrual from 2012 to 2013 was due to the issuance of additional performance-based cash incentives under the long-term incentive plan.
Employee Stock Purchase Plan
We have an employee stock purchase plan under which shares of common stock are purchased on the open market with employee and employer contributions. The plan provides for the Company to contribute an amount equal to 10% of the employees’ contributions. We contributed approximately $0.1 million to the employee stock purchase plan in each of 2013, 2012 and 2011.
NOTE 5. INVENTORIES
Inventories as of December 28, 2013 and December 29, 2012 consisted of the following:

(in thousands)	2013	2012
Finished goods	$70,973	$74,627
Raw materials	14,891	19,307
Maintenance parts, packaging and supplies	27,886	24,322
Total inventories	$113,750	$118,256
NOTE 6.  FIXED ASSETS
Fixed assets as of December 28, 2013 and December 29, 2012 consisted of the following:

(in thousands)	2013	2012
Land and land improvements	$26,953	$28,501
Buildings and building improvements	144,245	135,491
Machinery, equipment and computer systems	471,152	416,767
Trucks, trailers and automobiles	30,847	32,042
Furniture and fixtures	12,158	12,158
Construction in progress	26,179	41,257
	$711,534	$666,216
Accumulated depreciation	(359,350)	(331,053)
	352,184	335,163
Fixed assets held for sale	(2,928)	(3,778)
Fixed assets, net	$349,256	$331,385
Depreciation expense related to fixed assets was $50.0 million during 2013, $47.9 million during 2012 and $51.3 million during 2011.
There were no fixed asset impairment charges recorded during 2013. Fixed asset impairment charges were $4.3 million during 2012, and $12.7 million during 2011.

During the fourth quarter of 2012, we made the decision to close our Cambridge, Ontario manufacturing facility in order to consolidate the operations of our two Canadian manufacturing facilities. In conjunction with this decision, severance expenses of $2.3 million were recorded in cost of sales and asset impairments of $2.5 million were recorded in impairment charges in the Consolidated Statements of Income. The asset impairment charges were associated with the manufacturing equipment that would no longer be used when the facility closed in May 2013. In order to determine the fair market value of this equipment, we reviewed market pricing for similar assets from external sources. In addition, during the third quarter of 2012, we made the decision to close our Greenville, Texas distribution facility. Severance, lease termination costs and losses on the disposal of fixed assets totaling $0.8 million were recorded in conjunction with the closing of this facility during 2012.
In the fourth quarter of 2011, we announced the closing of the Corsicana, Texas manufacturing facility and recorded an associated impairment charge of $2.3 million. In conjunction with the closure of the facility, many of the assets were relocated to other manufacturing locations throughout the Company. Expenses incurred as part of the relocation process were $2.0 million during 2012, and were included in cost of sales in the Consolidated Statements of Income. The land and building in Corsicana, Texas are valued at $1.9 million and remain in assets held for sale in the Consolidated Balance Sheets as of December 28, 2013.
During 2011, we recorded $10.1 million of impairment charges in the Consolidated Statements of Income related to the decision to sell route trucks prior to the end of their useful lives.
NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the fiscal years ended December 28, 2013 and December 29, 2012, are as follows:

(in thousands)	Carrying Amount
Balance as of December 31, 2011	$367,853
Business acquisitions	172,338
Goodwill acquired in the purchase of route businesses	7,478
Goodwill attributable to the sale of route businesses	(22,764)
Change in goodwill reclassified to assets held for sale	14,449
Change in foreign currency exchange rate	1,035
Balance as of December 29, 2012	$540,389
Business acquisitions	1,157
Goodwill acquired in the purchase of route businesses	9,626
Goodwill attributable to the sale of route businesses	(9,308)
Change in goodwill reclassified to assets held for sale	(1,778)
Change in foreign currency exchange rate	(2,945)
Balance as of December 28, 2013	$537,141

As of December 28, 2013 and December 29, 2012, acquired intangible assets consisted of the following:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of December 28, 2013:
Customer and contractual relationships – amortized	$148,956	$(18,969)	$129,987
Non-compete agreement – amortized	110	(62)	48
Reacquired rights – amortized	3,100	(932)	2,168
Patents – amortized	8,600	(947)	7,653
Routes – unamortized	19,652	—	19,652
Trademarks – unamortized	360,687	(526)	360,161
Balance as of December 28, 2013	$541,105	$(21,436)	$519,669

As of December 29, 2012:
Customer and contractual relationships – amortized	$148,956	$(10,524)	$138,432
Non-compete agreement – amortized	100	(10)	90
Reacquired rights – amortized	3,100	(544)	2,556
Patents – amortized	8,600	(165)	8,435
Routes – unamortized	20,161	—	20,161
Trademarks – unamortized	362,587	(526)	362,061
Balance as of December 29, 2012	$543,504	$(11,769)	$531,735
Intangible assets subject to amortization are being amortized over a weighted average useful life of 18.1 years. The intangible assets related to customer and contractual relationships are being amortized over a weighted average useful life of 18.8 years and will be amortized through October 2032. The intangible assets related to patents are being amortized over 11 years and reacquired rights are being amortized over 8 years. Amortization expense related to intangibles was $9.7 million, $5.8 million and $4.1 million for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively. Annual amortization expense for these intangible assets will be approximately $9.8 million for 2014, $9.5 million for 2015, $9.4 million for 2016, $9.1 million for 2017 and $8.6 million for 2018.
Routes and trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. Although not amortized, they are reviewed for impairment as conditions change or at least on an annual basis. In 2013, we incurred $1.9 million in impairment charges on one of our trademarks. In 2012, we incurred $7.6 million in impairment charges on two of our trademarks. These impairments were necessary as the Company made a decision to replace future sales of associated products with other, more recognizable, brands in our portfolio. While our 2013 annual impairment testing did not result in any additional impairment, the majority of our trademarks, predominately those acquired in more recent transactions, have a fair value which approximates the book value. Any changes in the use of these trademarks or the sales volumes of the associated products could result in an impairment charge.
The fair value of trademarks measured on a nonrecurring basis, classified as Level 3 fair value measurements, represented certain trademarks which were impaired in the fourth quarter of 2012, reducing their book value to fair value. The fair value determinations were made using the relief-from-royalty method under the income approach, which required us to estimate unobservable factors such as a royalty rate and discount rate and identify relevant projected revenue.

The changes in the carrying amount of route businesses for the fiscal years ended December 28, 2013 and December 29, 2012, were as follows:

(in thousands)	Carrying Amount
Balance as of December 31, 2011	$14,641
Purchases of route businesses, exclusive of goodwill acquired	21,463
Sales of route businesses	(48,797)
Change in route businesses reclassified to assets held for sale	32,854
Balance as of December 29, 2012	$20,161
Business acquisitions	1,619
Purchases of route businesses, exclusive of goodwill acquired	20,066
Sales of route businesses	(18,847)
Change in route businesses reclassified to assets held for sale	(3,347)
Balance as of December 28, 2013	$19,652
Routes and associated goodwill allocated to assets held for sale represent assets available for sale in their present condition and for which actions to complete a sale have been initiated. As of December 28, 2013, $8.3 million in route businesses and $4.1 million of goodwill were included in assets held for sale. As of December 29, 2012, $4.9 million of route businesses and $2.3 million of goodwill were included in assets held for sale in the Consolidated Balance Sheets.
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011, we recorded net gains of $2.6 million, $22.3 million and $9.4 million, respectively, from the sale of route businesses. The reduction in net gains from the sale of route businesses from 2012 to 2013 was primarily due to the completion of the IBO conversion in 2012.
NOTE 8. LONG-TERM DEBT
Debt outstanding as of December 28, 2013 and December 29, 2012 consisted of the following:

(in thousands)	2013	2012
Unsecured U.S. term loan due September 2016, interest payable based on the 30-day Eurodollar rate, plus an applicable margin of 1.50% (Average rate of 1.66% as of December 28, 2013, including applicable margin)	$308,750	$325,000
Unsecured U.S. Dollar-denominated revolving credit facility due December 2015, interest payable based on the weighted-average 30-day Eurodollar rate, plus applicable margin of 2.15% (Average rate of 3.01% as of December 28, 2013, including applicable margin)	85,000	100,000
$100 million private placement senior notes due June 2017, interest payable based on fixed rate of 5.72%, including a fair value adjustment of $3.6 million, net of amortization since the merger date, as of December 28, 2013	103,623	104,664
Secured bank loan due October 2015, interest payable based on 1-month LIBOR plus applicable margin of 0.35%	—	3,341
Secured bank loan due November 2013, interest payable based on 1-month LIBOR plus applicable margin of 0.85%	—	917
Revolving equipment credit facility due May 2014, interest payable based on the 1-month LIBOR plus applicable margin of 2.00%	—	1,127
Total debt	497,373	535,049
Less current portion of long-term debt	(17,291)	(20,462)
Total long-term debt	$480,082	$514,587
Annual aggregate long-term debt maturities are: $16.3 million in 2014; $101.3 million in 2015; $276.3 million in 2016; $100.0 million in 2017; none in 2018; and none thereafter.

Our existing credit agreement allows us to make revolving credit borrowings of up to $265 million through December 2015. As of December 28, 2013 and December 29, 2012, we had available $180 million and $165 million, respectively, of unused credit facilities. Under certain circumstances and subject to certain conditions, we have the option to increase available credit under the credit agreement by up to $100 million during the life of the facility. The applicable margin is determined by certain financial ratios. The credit agreement also requires us to pay a facility fee on the entire $265 million ranging from 0.175% to 0.350% based on certain financial ratios.
The credit agreement requires us to comply with certain defined covenants, such as a maximum debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio of 3.25, or 3.50 for four consecutive periods following a material acquisition, and a minimum interest coverage ratio of 2.50. At December 28, 2013, our debt to EBITDA ratio was 2.65, and our interest coverage ratio was 9.22. In addition, our revolving credit agreement restricts our payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $200 million. As of December 28, 2013, our consolidated stockholders’ equity was $917.9 million. We were in compliance with these covenants at December 28, 2013. The private placement agreement for $100 million of senior notes assumed as part of the Merger has provisions no more restrictive than the revolving credit agreement. Total interest expense under all credit agreements for 2013, 2012 and 2011 was $14.7 million, $9.7 million, and $10.7 million, respectively.
During October 2012, we entered into an unsecured term loan, due September 2016, (the "Term Loan"), to fund the acquisition of Snack Factory. The Term Loan has covenants that are no more restrictive than our current outstanding loan agreements. The Term Loan requires quarterly principal payments of approximately $4.1 million and incurs interest based on the 30-day Eurodollar rate plus the applicable margin between 1.00% and 1.70%. The applicable margin is dependent upon our total debt to EBITDA ratio, and was 1.50% as of December 28, 2013. Debt issuance costs associated with the Term Loan of $2.0 million were deferred and are being amortized over the four year life of the loan.
Including the effect of interest rate swap agreements, the weighted average interest rate was 2.72%, 2.70% and 3.80%, respectively, as of December 28, 2013, December 29, 2012, and December 31, 2011. See Note 11 for further information on our interest rate swap agreements.
The fair value of outstanding debt, including current maturities, was approximately $504 million and $544 million for December 28, 2013 and December 29, 2012, respectively. The Level 2 fair value estimates were based on similar debt with the same maturities, company credit rating and interest rates.
NOTE 9. INCOME TAXES
Income tax expense for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 consists of the following:

(in thousands)	2013	2012	2011
Current:
Federal	$29,002	$47,055	$10,109
State and other	5,455	6,934	3,124
Foreign	658	1,433	1,845
	$35,115	$55,422	$15,078
Deferred:
Federal	$8,438	$(13,939)	$11,787
State and other	2,358	(1,144)	(5,494)
Foreign	(436)	(196)	(267)
	$10,360	$(15,279)	$6,026
Income tax expense	$45,475	$40,143	$21,104
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

Reconciliations of the federal income tax rate to our effective income tax rate for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 are as follows:

	2013	2012	2011
Statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	4.1%	3.8%	(2.5)%
Net favorable foreign income taxes as a result of tax adjustments and tax rate differences	(0.1)%	(0.5)%	(0.8)%
Non-deductible goodwill on sale of route businesses	0.1%	4.8%	4.7%
Deduction for inventory contributions	(0.1)%	(0.1)%	(0.3)%
Credit for research activities and propane fuel	—%	(0.1)%	(2.0)%
Meals and entertainment	0.4%	0.6%	0.9%
IRC 199 deduction	(1.8)%	(2.2)%	(1.1)%
Change in uncertain tax positions	(0.1)%	(0.1)%	2.3%
Miscellaneous items, net	(1.0)%	(0.9)%	(0.9)%
Effective income tax rate	36.5%	40.3%	35.3%
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 28, 2013 and December 29, 2012, are presented below:

(in thousands)	2013	2012
Deferred tax assets:
Reserves for employee compensation, deductible when paid for income tax purposes, accrued for financial reporting purposes	$19,388	$13,022
Reserves for insurance claims, deductible when paid for income tax purposes, accrued for financial reporting purposes	3,565	4,716
Other reserves, deductible when paid for income tax purposes, accrued for financial reporting purposes	3,622	3,626
Unrealized losses, deductible when realized for income tax purposes, included in other comprehensive income	381	552
Basis difference in fixed rate debt	1,559	2,474
Basis difference in noncurrent investments	1,816	2,289
Inventories, principally due to additional costs capitalized for income tax purposes	2,069	3,085
Net state operating loss and tax credit carryforwards	2,900	4,855
Other	1,822	—
Total gross deferred tax assets	$37,122	$34,619
Less valuation allowance	(469)	(485)
Net deferred tax assets	$36,653	$34,134
Deferred tax liabilities:
Fixed assets, principally due to differences in depreciation, net of impairment reserves	$(63,072)	$(59,515)
Intangible assets, principally due to differences in amortization and acquisition basis differences	(144,596)	(135,841)
Inventories, principally due to change in method of accounting for inventory	—	(647)
Prepaid expenses and other costs deductible for tax, amortized for financial reporting purposes	(3,987)	(2,543)
Total gross deferred tax liabilities	$(211,655)	$(198,546)

Deferred income taxes, net	$(175,002)	$(164,412)

During 2013, we released a valuation allowance of $0.2 million against certain state tax credits that expired prior to utilization and recorded a valuation allowance of $0.2 million against certain state tax net operating losses not expected to be utilized prior to expiration. During 2012, we recorded a valuation allowance of $0.3 million against certain state net operating losses not expected to be utilized prior to expiration and released a valuation allowance of $0.2 million against certain state tax credits that expired prior to utilization.
As of December 28, 2013, we have approximately $4.3 million of state tax loss carryforwards available to offset future taxable income in various jurisdictions. These loss carryforwards expire at various times between 2017 and 2032. We believe it is more likely than not that most of these loss carryforwards will be realized through future taxable income or tax planning strategies. However, there are certain state tax loss carryforwards for which a valuation allowance was established during 2012, because these losses are not expected to be utilized prior to their expiration.
As of December 28, 2013, our existing state tax credits expired unutilized. As of December 29, 2012, we had approximately $0.2 million of state tax credits available to offset future tax in various jurisdictions. The amount of credit and offsetting valuation allowance decreased by approximately $0.2 million during 2013.
Our effective tax rate is based on the level and mix of income of our separate legal entities, statutory tax rates, business credits available in the various jurisdictions in which we operate and permanent tax differences. Significant judgment is required in evaluating tax positions that affect the annual tax rate. The effective income tax rate is higher than the federal statutory rate primarily due to state and local income taxes.
Income before income taxes from our Canadian operations for 2013, 2012 and 2011 was $1.1 million, $4.9 million and $5.9 million, respectively. Cumulative undistributed foreign earnings for which U.S. taxes have not been provided are included in consolidated retained earnings in the amount of $8.9 million at December 28, 2013 compared to $8.1 million at December 29, 2012. In 2013, our Canadian subsidiary made an $11.0 million distribution. This distribution was a return of capital, as the subsidiary has no current or accumulated tax earnings and profits. The cumulative earnings, as of December 28, 2013, are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes is required. It is not practicable to determine the amount of unrecognized deferred tax liability related to the unremitted earnings. Deferred tax liabilities arising from earnings in future periods will be recorded as necessary.
We have recorded gross unrecognized tax benefits, as of December 28, 2013, totaling $10.9 million and related interest and penalties of $2.5 million in other noncurrent liabilities on the Consolidated Balance Sheets. The unrecognized tax benefit balance, as of December 28, 2013, includes $5.4 million for tax positions for which the ultimate deductibility was highly certain but for which there was uncertainty about the timing of the deductibility. Also included in the liabilities recorded for unrecognized tax benefits, as of December 28, 2013, was $6.3 million that would affect the effective tax rate if subsequently recognized. This amount includes $1.4 million of interest and penalties of $1.1 million. We expect certain income tax audits will be settled, positions will be resolved through administrative procedures or statutes of limitations will expire for various tax authorities during the next twelve months, resulting in a potential $7.6 million reduction of the unrecognized tax benefit. Of the $7.6 million potential reduction, approximately $2.2 million would impact the effective tax rate. We classify interest and penalties associated with income tax positions within income tax expense. We have open years for income tax audit purposes in our major taxing jurisdictions according to statutes as follows:

Jurisdiction	Open Years
U.S. federal	2008 and forward
Canada federal	2008 and forward
Ontario provincial	2006 and forward
North Carolina	2009 and forward
New York	2007 and forward
Illinois	2008 and forward

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows:

(in thousands)	Amount
Balance at December 31, 2011	$6,139
Additions for tax positions taken during the current period	655
Reductions resulting from a lapse of the statute of limitations	(763)
Balance at December 29, 2012	$6,031
Additions for tax positions taken during the current period	5,670
Additions for tax positions taken during the prior period	72
Reductions resulting from settlements	(367)
Reductions resulting from a lapse of the statute of limitations	(490)
Balance at December 28, 2013	$10,916
NOTE 10. FAIR VALUE MEASUREMENTS
We measure derivative instruments at fair value using Level 2 inputs. The fair value of our derivative instruments at December 28, 2013 was as follows:

(in thousands)	Total Fair Value of Net Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(898)	$—	$(898)	$—
Foreign currency forwards	(31)	—	(31)	—
Total derivatives	$(929)	$—	$(929)	$—
The fair value of our outstanding debt was measured using Level 2 inputs and is disclosed in Note 8 to the consolidated financial statements.
During 2012, due to an impairment, the fair value of trademarks was measured using Level 3 inputs.
The carrying amount of cash and cash equivalents, receivables and accounts payable approximates fair value due to their short-term nature.
There were no changes among the levels of our fair value instruments during 2013.
NOTE 11. DERIVATIVE INSTRUMENTS
We are exposed to certain risks relating to our ongoing business operations. We use derivative instruments to manage interest rate and foreign exchange risks.
Financial instruments are not used for speculative purposes. However, if we elect to do so, and if the instrument meets certain criteria, management designates its derivatives as cash flow hedges. For designated cash flow hedges, the effective portion of the change in fair value is included in accumulated other comprehensive income, net of related tax effects, with the corresponding asset or liability recorded in the Consolidated Balance Sheets. The ineffective portion of the gain or loss, if any, is immediately recognized in the same caption where the hedged items are recognized in the Consolidated Statements of Income.
The fair value of the derivative instrument liability in the Consolidated Balance Sheets using Level 2 inputs as of December 28, 2013 and December 29, 2012 was as follows:

(in thousands)	Balance Sheet Location	2013	2012
Interest rate swaps	Other payables and accrued liabilities	$—	$(15)
Interest rate swaps	Other noncurrent liabilities	(898)	(1,575)
Foreign currency forwards	Other current liabilities	(31)	—
Total fair value of derivative instruments		$(929)	$(1,590)

Interest Rate Swaps
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable-rate debt. The fair value of interest rate swaps is determined utilizing a market approach model using the notional amount of the interest rate swaps and the observable inputs of time to maturity and interest rates. The notional amount of the interest rate swaps designated as hedging instruments as of December 28, 2013 and December 29, 2012 was $50.0 million and $54.3 million, respectively.
In October 2011, we entered into an interest rate swap agreement on $50 million of debt in order to fix the interest rate at 1.32%, plus applicable margin, through November 2015. The applicable margin on December 28, 2013, was 2.15%. The fair value of the interest rate swap liability was $0.9 million at December 28, 2013 and $1.4 million at December 29, 2012.
During 2013, we paid off interest rate swaps with an original maturity of October 2015. These swaps, used to manage exposure to changing interest rates, had a notional amount of $4.3 million at December 29, 2012 and were assumed in connection with the Merger. Due to the pay-off in 2013, the fair value of the interest rate swap liabilities was zero at December 28, 2013, as compared to a fair value at December 29, 2012 of $0.2 million.
Foreign Currency Forwards
We have exposure to foreign exchange rate fluctuations through the operations of our Canadian subsidiary. A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of its costs, such as raw materials and direct labor, are denominated in Canadian dollars. We enter into derivative forward contracts to mitigate a portion of this foreign exchange rate exposure. The forward contracts outstanding as of December 28, 2013 mature in the first quarter of 2014. The fair value of the forward contracts was determined utilizing a market approach model using the notional amount of the foreign currency forwards and the observable inputs of time to maturity and exchange rates. The notional amount for foreign currency forwards was $5.6 million at December 28, 2013, and zero at December 29, 2012.
The changes in unrealized losses, net of income tax, included in other comprehensive income due to fluctuations in interest rates and foreign exchange rates for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 were as follows:

	Gain/(Loss)
(in thousands)	2013	2012	2011
Interest rate swaps	$289	$(285)	$472
Foreign currency forwards	(21)	(87)	(90)
Total change in unrealized losses from derivative instruments, net of income tax (effective portion)	$268	$(372)	$382
NOTE 12. POSTRETIREMENT BENEFIT PLANS
Beginning in 2012, all Snyder’s-Lance, Inc. employees were eligible to participate in a company-wide defined contribution retirement plan. This 401(k) plan replaced the plans referenced below and provided participants with matching contributions equal to 100% of the first 4% of qualified wages and 50% of the next 1% of qualified wages. Total expenses associated with this defined contribution retirement plan were $11.5 million in 2013 and $11.0 million in 2012.
During 2011, we had a defined contribution retirement plan (known as the Lance, Inc. Profit-Sharing “PSR” and 401(k) Retirement Saving Plan) that covered substantially all of our employees. The PSR portion of the plan provided contributions equal to 3.25% of qualified wages if a participant had less than ten years of service and 3.5% of qualified wages if over ten years of service. The 401(k) portion of the plan provided participants with matching contributions equal to 50% of the participant contributions on the first 5% of qualified wages. We also had a defined contribution retirement plan (known as the Snyder’s of Hanover, Inc. Contributory Retirement Plan 401(k) Plan). All of Snyder’s full-time and part-time employees were eligible to participate in this plan, which provided participants with matching contributions equal to 70% of the first 6% of qualified wages. The total expense associated with this employee retirement plan was $11.7 million in 2011.

NOTE 13.  COMMITMENTS AND CONTINGENCIES
Contractual Obligations
We have entered into contractual agreements providing benefits to certain key employees in the event of termination without cause or other circumstances. Commitments under these agreements were $4.7 million and $8.0 million as of December 28, 2013 and December 29, 2012, respectively. In addition, our long-term incentive plans have change in control provisions which would result in $5.1 million of additional compensation expense in the event of a change in control on December 28, 2013.
We lease certain facilities and equipment under contracts classified as operating leases. Total rental expense was $24.7 million in 2013, $23.9 million in 2012 and $22.0 million in 2011.
Future minimum lease commitments for operating leases at December 28, 2013 are as follows:

(in thousands)	Amount
2014	$17,979
2015	14,686
2016	10,741
2017	7,638
2018	5,386
Thereafter	3,543
Total operating lease commitments	$59,973
We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $14.0 million as of December 28, 2013 and $18.9 million as of December 29, 2012. The reduction was due to the lower collateral requirements of our insurance providers.
In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Purchase commitments for certain ingredients, packaging materials and energy totaled $117.6 million as of December 28, 2013 as compared to $158.5 million as of December 29, 2012. In addition to these commitments, we have contracts for certain ingredients and packaging materials where we have secured a fixed price but do not have a minimum purchase quantity. We currently contract from approximately three to twelve months in advance for certain major ingredients and packaging.
Guarantees
We currently provide a partial guarantee for loans made to IBOs by third-party financial institutions for the purchase of route businesses. The outstanding aggregate balance on these loans was approximately $117.9 million as of December 28, 2013 compared to approximately $109.7 million as of December 29, 2012. The annual maximum amount of future payments we could be required to make under the guarantee equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the route businesses for which the loans are made. Accordingly, we have the ability to recover substantially all of the outstanding loan value upon default, and our liability associated with this guarantee is not significant.
Insurance Settlement
For the year ended December 28, 2013, other income/expense, net on the consolidated financial statements included approximately $4.0 million in income from the settlement of a business interruption claim primarily for lost profits incurred earlier in 2013.

Legal Matters
We are currently subject to various lawsuits and environmental matters arising in the normal course of business. In our opinion, such claims should not have a material effect upon our consolidated financial statements taken as a whole.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 14.  RELATED PARTY TRANSACTIONS
We own 51% of Patriot Snacks Real Estate, LLC (“Patriot”) and consolidate its balance sheet and operating results into our consolidated financial statements. The remaining 49% is owned by an employee.
During 2013, we acquired the remaining 20% of Michaud Distributors (“Michaud”), which distributes our products in the northeastern United States, and now own all of the outstanding equity. Prior to this acquisition, which was completed in the fourth quarter of 2013, we had an 80% ownership interest in Michaud, with the remaining 20% ownership held by two employees of the Company. As of December 29, 2012, we had notes receivable from stockholders and employees of Michaud of $0.2 million. There was no balance outstanding on these notes as of the date of acquisition.
We own a noncontrolling equity interest in Late July Snacks LLC (“Late July”), an organic snack food company. This investment is reflected in other noncurrent assets on the Consolidated Balance Sheets. Equity earnings, which are not material, are included in other income/expense, net on the Consolidated Statements of Income. We also manufacture and distribute products for Late July. Contract manufacturing revenue was approximately $4.0 million, $4.3 million, and $4.5 million during 2013, 2012 and 2011, respectively. In addition, we purchase products from Late July to sell through our DSD network. Purchases from Late July were $5.1 million, $1.6 million, and $0.6 million during 2013, 2012 and 2011, respectively. Accounts receivable due from Late July totaled $0.4 million and $0.5 million at December 28, 2013 and December 29, 2012, respectively.
ARWCO Corporation, MAW Associates, LP and Warehime Enterprises, Inc. are significantly owned or controlled by the Chairman of the Board of Snyder’s-Lance, Inc. or direct family members. Among other unrelated business activities, these entities provide financing to IBOs for the purchase of trucks and routes. We have entered into loan service agreements with these related parties that allow us to repurchase certain distribution assets in the event an IBO defaults on a loan with the related party. We are required to repurchase the assets 30 days after default at the value as defined in the loan service agreement which should approximate fair market value. As of December 28, 2013, there were outstanding loans made to IBOs by the related parties of approximately $30.6 million, compared to $37.0 million as of December 29, 2012. Our Chairman of the Board also serves as an officer and/or director of these entities. Transactions with these related parties are primarily related to the collection and remittance of loan payments on notes receivable held by the affiliates. We are reimbursed for certain overhead and administrative services associated with the services provided to these related parties. The receivables from, payables to and administrative fee from these entities are not significant for any period presented.
A Connecticut warehouse used to support our DSD network is leased from a company partially owned by an employee. There were $0.2 million in lease payments made to this company during each of the years 2013, 2012, and 2011.
One of our directors, C. Peter Carlucci, Jr., is a member of Eckert Seamans Cherin & Mellott, LLC (“Eckert”), which serves as one of our outside legal firms. Expenses incurred for services provided by Eckert were $0.6 million, $0.3 million, and $0.3 million for 2013, 2012 and 2011, respectively.
NOTE 15. OTHER COMPREHENSIVE INCOME
Total comprehensive income attributable to Snyder's-Lance, Inc., determined as net income adjusted by total other comprehensive income, was $73.8 million, $60.5 million and $36.9 million for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively. Total other comprehensive income presently consists of foreign currency translation adjustments and unrealized gains and losses from our derivative financial instruments accounted for as cash flow hedges.

Amounts reclassified out of total other comprehensive income, net of tax, consisted of the following:

(in thousands)	Income Statement Location	2013	2012	2011
Gains/(losses) on cash flow hedges reclassified out of total other comprehensive income:
Interest rate swaps, net of tax of $236, $289 and $884, respectively	Interest expense, net	$(379)	$(464)	$(1,416)
Foreign currency forwards, net of tax of $150, ($196) and ($62), respectively	Net revenue	(335)	435	139
Foreign currency forwards, net of tax of $30, $15 and $9, respectively	Other income/expense, net	(66)	(33)	(20)
Total cash flow hedge reclassifications, net of tax		$(780)	$(62)	$(1,297)
During 2013, changes to the balance in accumulated other comprehensive income were as follows:

(in thousands)	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
Balance as of December 29, 2012	$(842)	$15,960	$15,118
Other comprehensive (loss) before reclassifications	(512)	(5,215)	(5,727)
Losses reclassified from other comprehensive income	780	—	780
Net other comprehensive income/(loss)	268	(5,215)	(4,947)
Balance as of December 28, 2013	$(574)	$10,745	$10,171
Income taxes on the foreign currency translation adjustment in other comprehensive income are not recognized because these earnings are considered to be permanently reinvested and, accordingly, no provision for U.S. federal and state income taxes is required.
NOTE 16. SEGMENT REPORTING
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
Revenue by Product Category
Net revenue by product category was as follows:

(in thousands)	2013	2012	2011
Branded	$1,071,405	$955,540	$943,222
Partner brand	308,352	283,124	283,417
Private brand	287,823	291,084	312,532
Other	93,469	88,886	95,865
Net revenue	$1,761,049	$1,618,634	$1,635,036

NOTE 17. GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS
Geographic Information
Substantially all of our sales are to U.S. customers. Revenue is attributable to the United States and Canada based on the country in which the product is produced. Net revenue by country for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, was as follows:

(in thousands)	2013	2012	2011
Country:
United States	$1,705,124	$1,564,338	$1,582,967
Canada	55,925	54,296	52,069
Net revenue	$1,761,049	$1,618,634	$1,635,036
Long-lived assets, comprised of fixed assets, goodwill, other intangible assets and other noncurrent assets, located in the United States and Canada as of December 28, 2013 and December 29, 2012, were as follows:

(in thousands)	2013	2012
Country:
United States	$1,379,198	$1,368,836
Canada	49,130	57,163
Total	$1,428,328	$1,425,999
Significant Customers
Sales to our largest retailer, Wal-Mart Stores, Inc., were approximately 16% of net revenue in 2013 and 18% of net revenue for both 2012 and 2011. Our sales to Wal-Mart Stores, Inc. do not include sales from third-party distributors outside our DSD network. Sales to these third-party distributors represent approximately 11% of our net revenue and may increase sales to Wal-Mart Stores, Inc. by an amount we are unable to estimate. Accounts receivable at December 28, 2013 and December 29, 2012, included receivables from Wal-Mart Stores, Inc. totaling $26.0 million and $25.9 million, respectively.

NOTE 18.  INTERIM FINANCIAL INFORMATION (UNAUDITED)
A summary of interim financial information follows:

(in thousands, except per share data)	2013 Interim Period Ended
	March 30 (13 Weeks)	June 29 (13 Weeks)	September 28 (13 Weeks)	December 28 (13 Weeks)
Net revenue	$418,572	$439,051	$453,023	$450,403
Cost of sales(1)	273,776	293,081	295,429	300,748
Gross margin	144,796	145,970	157,594	149,655
Selling, general and administrative(2)	110,996	123,504	122,110	113,951
Impairment charges	—	1,900	—	—
Gain on sale of route businesses, net	(110)	(1,482)	(465)	(533)
Other income, net (3)	(1,476)	(2,028)	(5,099)	(2,220)
Income before interest and income taxes	35,386	24,076	41,048	38,457
Interest expense, net	3,439	3,521	3,742	3,706
Income before income taxes	31,947	20,555	37,306	34,751
Income tax expense	12,039	7,525	14,194	11,717
Net income	19,908	13,030	23,112	23,034
Net income attributable to noncontrolling interests	65	51	213	35
Net income attributable to Snyder’s-Lance, Inc.	$19,843	$12,979	$22,899	$22,999
Net income per common share – basic	$0.29	$0.19	$0.33	$0.33
Weighted average shares outstanding – basic	68,992	69,279	69,459	69,801
Net income per common share – diluted	$0.28	$0.19	$0.33	$0.33
Weighted average shares outstanding – diluted	69,839	70,086	70,294	70,631
Dividends declared per common share	$0.16	$0.16	$0.16	$0.16

(in thousands, except per share data)	2012 Interim Period Ended
	March 31 (13 Weeks)	June 30 (13 Weeks)	September 29 (13 Weeks)	December 29 (13 Weeks)
Net revenue	$392,843	$399,400	$406,565	$419,826
Cost of sales (4)	265,460	267,482	269,626	277,209
Gross margin	127,383	131,918	136,939	142,617
Selling, general and administrative (5)	110,703	107,649	106,512	115,733
Impairment charges	—	127	80	11,655
Gain on sale of route businesses, net	(9,287)	(10,882)	(1,427)	(739)
Other (income)/expense, net	(89)	(572)	537	(283)
Income before interest and income taxes	26,056	35,596	31,237	16,251
Interest expense, net	2,263	2,303	1,692	3,229
Income before income taxes	23,793	33,293	29,545	13,022
Income tax expense	9,469	13,828	11,634	5,212
Net income	14,324	19,465	17,911	7,810
Net income attributable to noncontrolling interests	111	140	146	28
Net income attributable to Snyder’s-Lance, Inc.	$14,213	$19,325	$17,765	$7,782
Net income per common share – basic	$0.21	$0.28	$0.26	$0.11
Weighted average shares outstanding – basic	67,912	68,294	68,598	68,725
Net income per common share – diluted	$0.21	$0.28	$0.26	$0.11
Weighted average shares outstanding – diluted	69,053	69,319	69,526	69,586
Dividends declared per common share	$0.16	$0.16	$0.16	$0.16

Footnotes:

(1)	Within cost of goods sold, we incurred expenses related to certain self-funded medical claims of approximately $2.5 million and $0.2 million during the second and third quarters of 2013, respectively.

(2)
Within selling, general and administrative expenses, we incurred expenses related to certain self-funded medical claims of approximately $1.8 million and $0.2 million during the second and third quarters of 2013, respectively.

(3)
During the third quarter of 2013, we recorded other income of approximately $4.0 million related to settlement of a business interruption claim primarily for lost profits incurred earlier in the year. We also recognized $1.1 million in gains on the sale of fixed assets associated with the consolidation of our Canadian manufacturing facilities during the third quarter of 2013. We recognized additional gains of approximately $1.2 million in the fourth quarter from the sale of the remaining land and buildings related to the Canadian plant consolidation.

(4)
During the fourth quarter of 2012, we incurred severance costs and professional fees related to Merger and integration activities of $0.3 million. The fourth quarter also included $2.3 million of severance expense related to the closing of our Cambridge, Ontario manufacturing facility. We also incurred expenses related to the closing of our Corsicana, Texas manufacturing facility of $1.4 million and $0.6 million in the first and second quarters, respectively.

(5)
We incurred severance costs and professional fees related to Merger and integration activities of $1.5 million, $0.2 million, $0.2 million and $1.6 million in the first, second, third and fourth quarters of 2012, respectively. The third quarter also included $0.6 million in severance related to the closing of our Greenville, TX distribution facility. We also incurred expenses associated with the acquisition of Snack Factory of $0.5 million and $1.3 million in the third and fourth quarters, respectively.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 28, 2013, December 29, 2012 and December 31, 2011

(in thousands)	Beginning Balance	Additions/(Reductions) to Expense or Other Accounts	Deductions	Ending Balance
Fiscal year ended December 28, 2013
Allowance for doubtful accounts	$2,159	1,828	(2,408)	$1,579
Deferred tax asset valuation allowance	$485	164	(180)	$469
Fiscal year ended December 29, 2012
Allowance for doubtful accounts	$1,884	1,479	(1,204)	$2,159
Deferred tax asset valuation allowance	$408	305	(228)	$485
Fiscal year ended December 31, 2011
Allowance for doubtful accounts	$2,899	402	(1,417)	$1,884
Deferred tax asset valuation allowance	$500	408	(500)	$408

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Snyder’s-Lance, Inc.:

We have audited the accompanying consolidated balance sheets of Snyder’s-Lance, Inc. and subsidiaries (the Company) as of December 28, 2013 and December 29, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 28, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule “Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2013 and December 29, 2012, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 28, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Charlotte, North Carolina
February 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Snyder’s-Lance, Inc.:

We have audited Snyder’s-Lance, Inc.’s (the Company) internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 28, 2013 and December 29, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 28, 2013, and our report dated February 25, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Charlotte, North Carolina
February 25, 2014

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
Management assessed the effectiveness of internal control over financial reporting as of December 28, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 28, 2013.
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
As of the end of the period covered by this report, and pursuant to Rule 13a – 15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a – 15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 28, 2013.
Our management assessed the effectiveness of our internal control over financial reporting as of December 28, 2013. See page 54 for “Management’s Report on Internal Control over Financial Reporting.” Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. The report of the independent registered public accounting firm appears on page 53.
There have been no changes in our internal control over financial reporting during the quarter ended December 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information
Not applicable.

PART III
Items 10 through 14 are incorporated by reference to the sections captioned Security Ownership of Principal Stockholders and Management, Proposal 1—Election of Directors, Corporate Governance, Compensation Committee Interlocks and Insider Participation, Compensation Committee Report, Equity Compensation Plan Information, Director Compensation, Executive Compensation, Related Person Transactions and Ratification of Selection of Independent Public Accounting Firm in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2014 and Item X in Part I of this Annual Report captioned Executive Officers of the Registrant.
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

3.1    Restated Articles of Incorporation of Snyder’s-Lance, Inc., as amended through May 3, 2013, incorporated herein by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2013 (File No. 0-398).
3.2    Bylaws of Snyder’s-Lance, Inc., as amended through November 5, 2013, filed herewith.
4.1    See 3.1 and 3.2 above.
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
10.6    Amendment No. 4 to Standstill Agreement, dated as of August 23, 2013, by and among Snyder’s-Lance, Inc., Michael A. Warehime and Patricia A. Warehime, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 29, 2013 (File No. 0-398).
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
10.9    Snyder’s-Lance, Inc. 2008 Director Stock Plan (as amended and restated) dated February 8, 2013, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2013 (File No. 0-398).
10.10    Snyder's-Lance, Inc. 2012 Key Employee Incentive Plan, incorporated herein by reference to Annex A attached to the Registrant's Definitive Proxy Statement filed on March 28, 2012 (File No. 0-398).
10.11     Snyder's-Lance, Inc. 2012 Associate Stock Purchase Plan, incorporated herein by reference to Annex B attached to the Registrant's Definitive Proxy Statement filed on March 28, 2012 (File No. 0-398).
10.12    Snyder’s of Hanover, Inc. Non-Qualified Stock Option Plan, as amended and restated effective January 2, 2005, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No.1 on Form S-8 to Form S-4 filed on December 8, 2010 (File No. 0-398).
10.13    Amendment No. 1 to the Snyder’s of Hanover, Inc. Non-Qualified Stock Option Plan, effective as of December 6, 2010, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Post-Effective Amendment No.1 on Form S-8 to Form S-4 filed on December 8, 2010 (File No. 0-398).
10.14*    Amended and Restated Snyder's-Lance, Inc. Compensation Deferral Plan, dated as of January 1, 2012, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 0-398).

10.15*    Amended and Restated Snyder's of Hanover Executive Deferred Compensation Plan, dated as of October 1, 2005, incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 0-398).
10.16*    Snyder’s-Lance, Inc. 2011 Three-Year Performance Incentive Plan for Officers and Key Managers, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2011 (File No. 0-398).
10.17*    Snyder's-Lance, Inc. Long-Term Performance Incentive Plan for Officers and Key Managers, dated February 7, 2013, as amended and restated, incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2013 (File No. 0-398).
10.18*    Snyder's-Lance, Inc. Annual Performance Incentive Plan for Officers and Key Managers, dated February 7, 2013, as amended and restated, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2013 (File No. 0-398).
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
10.22*    Transition Services and Retirement Agreement, dated as of January 8, 2013, between the Registrant and David V. Singer, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 14, 2013 (File No. 0-398).
10.23*    Restricted Stock Unit Award Agreement, dated as of February 22, 2013, between the Registrant and David V. Singer, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2013 (File No. 0-398).
10.24*    Form of Amended and Restated Compensation and Benefits Assurance Agreement between the Registrant and Rick D. Puckett, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 28, 2008 (File No. 0-398).
10.25*    Retention and Amendment Agreement, effective as of February 21, 2011, between the Registrant and Rick D. Puckett, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2011 (File No. 0-398).
10.26*    Form of Executive Severance Agreement between the Registrant and Margaret E. Wicklund, incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (File No. 0-398).
10.27*    Form of Executive Severance Agreement between the Registrant and each of Carl E. Lee, Jr., Rick D. Puckett and Kevin A. Henry, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2011 (File No. 0-398).
10.28*    President Relocation Benefits Letter, dated April 9, 2012, between the Registrant and Carl E. Lee, Jr., incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 0-398).
10.29*    Chairman of the Board Compensation Letter, dated February 9, 2012, between the Registrant and Michael A. Warehime, incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 0-398).
10.30*    Chairman of the Board Compensation Letter amendment, dated February 8, 2013, between the Registrant and Michael A. Warehime, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2013 (File No. 0-398).

10.31*     Chairman of the Board Compensation Letter amendment, dated December 13, 2013, between the Registrant and Michael A. Warehime, filed herewith.
10.32    Credit Agreement, dated as of October 20, 2006, among the Registrant, Tamming Foods, Ltd., Bank of America, National Association, Wachovia Capital Markets, LLC and the other lenders named therein, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006 (File No. 0-398).
10.33    First Amendment, dated March 19, 2010, to the Credit Agreement dated as of October 20, 2006, among the Registrant, Tamming Foods, Ltd., Bank of America, National Association, Wells Fargo Securities, LLC (formerly Wachovia Capital Markets, LLC) and the other lenders named therein, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 27, 2010 (File No. 0-398).
10.34    Second Amendment, dated December 7, 2010, to the Credit Agreement dated as of October 20, 2006, among the Registrant, Tamming Foods, Ltd., Bank of America, National Association, Wells Fargo Securities, LLC (formerly Wachovia Capital Markets, LLC) and the other lenders named therein, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 13, 2010 (File No. 0-398).
10.35    Credit Agreement, dated as of December 7, 2010, among the Registrant, each of the lenders named therein, Bank of America, National Association, as administrative agent and issuing lender, and JP Morgan Chase Bank, N.A. and Manufacturers and Traders Trust Company, as co-syndication agents, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 13, 2010 (File No. 0-398).
10.36    Term Loan Credit Agreement, dated as of September 26, 2012, among the Registrant, each of the lenders named therein, Bank of America, N.A., as administrative agent, and Manufacturers and Traders Trust Company, as syndication agent, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 2, 2012 (File No. 0-398).
10.37    Amendment No. 1 to the Term Loan Credit Agreement, dated as of October 1, 2012, among the Registrant, Bank of America, N.A., in its capacity as administrative agent for the lenders, and each of the requisite lenders pursuant to the terms of the Credit Agreement, incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 2, 2012 (File No. 0-398).
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
101    The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the consolidated financial statements.
________________________________________
* Management contract.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNYDER’S-LANCE, INC.

Dated: February 25, 2014	By:	/s/ Carl E. Lee, Jr.
Carl E. Lee, Jr.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Carl E. Lee, Jr.	President and Chief Executive Officer	February 25, 2014
Carl E. Lee, Jr.	and Director
(Principal Executive Officer)

/s/ Rick D. Puckett	Executive Vice President, Chief	February 25, 2014
Rick D. Puckett	Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Margaret E. Wicklund	Vice President, Corporate Controller	February 25, 2014
Margaret E. Wicklund	and Assistant Secretary
(Principal Accounting Officer)

/s/ Michael A. Warehime	Chairman of the Board of Directors	February 25, 2014
Michael A. Warehime

/s/ W. J. Prezzano	Lead Independent Director	February 25, 2014
W. J. Prezzano

/s/ Jeffrey A. Atkins	Director	February 25, 2014
Jeffrey A. Atkins

/s/ Peter P. Brubaker	Director	February 25, 2014
Peter P. Brubaker

/s/ C. Peter Carlucci, Jr.	Director	February 25, 2014
C. Peter Carlucci, Jr.

/s/ John E. Denton	Director	February 25, 2014
John E. Denton

/s/ James W. Johnston	Director	February 25, 2014
James W. Johnston

/s/ Dan C. Swander	Director	February 25, 2014
Dan C. Swander

/s/ Isaiah Tidwell	Director	February 25, 2014
Isaiah Tidwell

/s/ Patricia A. Warehime	Director	February 25, 2014
Patricia A. Warehime