Form 10-Q
period 2014-03-29
SNYDER'S-LANCE, INC.
filed 2014-05-08
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarter ended March 29, 2014
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
Yes ☐         No ☑

The number of shares outstanding of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of April 30, 2014, was 70,095,180 shares.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

INDEX

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS
This document includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our estimates, expectations, beliefs, intentions or strategies for the future, and the assumptions underlying such statements. We use the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify our forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Factors that could cause these differences include, but are not limited to, the risks and uncertainties set forth in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 28, 2013, and those described from time to time in our other reports filed with the Securities and Exchange Commission.
Caution should be taken not to place undue reliance on our forward-looking statements, which reflect our management’s expectations only as of the time such statements are made. Except as required by law, we undertake no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
For the Quarters Ended March 29, 2014 and March 30, 2013

	Quarter Ended
(in thousands, except per share data)	March 29, 2014	March 30, 2013
Net revenue	$436,828	$418,572
Cost of sales	288,027	273,776
Gross margin	148,801	144,796

Selling, general and administrative	122,106	110,996
Impairment charges	1,000	—
Gain on sale of route businesses, net	(1,163)	(110)
Other income, net	(254)	(1,476)
Income before interest and income taxes	27,112	35,386

Interest expense, net	3,390	3,439
Income before income taxes	23,722	31,947

Income tax expense	6,911	12,039
Net income	16,811	19,908
Net (loss)/income attributable to noncontrolling interests	(5)	65
Net income attributable to Snyder’s-Lance, Inc.	$16,816	$19,843

Basic earnings per share	$0.24	$0.29
Weighted average shares outstanding – basic	69,997	68,992

Diluted earnings per share	$0.24	$0.28
Weighted average shares outstanding – diluted	70,771	69,839

Cash dividends declared per share	$0.16	$0.16
See Notes to the condensed consolidated financial statements (unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
For the Quarters Ended March 29, 2014 and March 30, 2013

	Quarter Ended
(in thousands)	March 29, 2014	March 30, 2013
Net income	$16,811	$19,908

Net unrealized gains/(losses) on derivative instruments, net of income tax	36	(13)
Foreign currency translation adjustment	(1,886)	(1,558)
Total other comprehensive loss	(1,850)	(1,571)

Total comprehensive income	14,961	18,337
Comprehensive loss/(income) attributable to noncontrolling interests	5	(65)
Total comprehensive income attributable to Snyder’s-Lance, Inc.	$14,966	$18,272
See Notes to condensed consolidated financial statements (unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
As of March 29, 2014 and December 28, 2013

(in thousands, except share data)	March 29, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$5,638	$14,080
Accounts receivable, net of allowances of $1,396 and $1,579, respectively	152,604	144,988
Inventories	123,929	113,750
Prepaid income taxes	5,072	9,094
Deferred income taxes	14,990	15,391
Assets held for sale	13,036	15,314
Prepaid expenses and other current assets	24,047	23,649
Total current assets	339,316	336,266

Noncurrent assets:
Fixed assets	353,709	349,256
Goodwill	535,757	537,141
Other intangible assets, net	517,775	519,669
Other noncurrent assets	21,726	22,262
Total assets	$1,768,283	$1,764,594

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$17,291	$17,291
Accounts payable	67,991	54,510
Accrued compensation	22,085	29,792
Accrued casualty insurance claims	6,262	6,262
Accrued selling and promotional costs	13,922	13,257
Other payables and accrued liabilities	27,837	25,092
Total current liabilities	155,388	146,204

Noncurrent liabilities:
Long-term debt	470,760	480,082
Deferred income taxes	190,146	190,393
Accrued casualty insurance claims	6,027	5,567
Other noncurrent liabilities	21,459	24,448
Total liabilities	843,780	846,694

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.83 1/3 par value. Authorized 110,000,000 shares; 70,079,148 and 69,891,890 shares outstanding, respectively	58,397	58,241
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; no shares outstanding	—	—
Additional paid-in capital	767,860	765,172
Retained earnings	90,760	85,146
Accumulated other comprehensive income	8,321	10,171
Total Snyder’s-Lance, Inc. stockholders’ equity	925,338	918,730
Noncontrolling interests	(835)	(830)
Total stockholders’ equity	924,503	917,900
Total liabilities and stockholders’ equity	$1,768,283	$1,764,594
See Notes to the condensed consolidated financial statements (unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Quarters Ended March 29, 2014 and March 30, 2013

	Quarter Ended
(in thousands)	March 29, 2014	March 30, 2013
Operating activities:
Net income	$16,811	$19,908
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	14,654	14,778
Stock-based compensation expense	1,514	1,181
Loss/(gain) on sale of fixed assets, net	136	(510)
Gain on sale of route businesses	(1,163)	(110)
Impairment charges	1,000	—
Deferred income taxes	154	1,353
Provision for doubtful accounts	363	852
Changes in operating assets and liabilities	(7,870)	(9,977)
Net cash provided by operating activities	25,599	27,475

Investing activities:
Purchases of fixed assets	(17,242)	(18,572)
Purchases of route businesses	(4,393)	(11,142)
Proceeds from sale of fixed assets	165	1,600
Proceeds from sale of route businesses	6,364	4,528
Net cash used in investing activities	(15,106)	(23,586)

Financing activities:
Dividends paid to stockholders	(11,202)	(11,043)
Issuances of common stock	2,481	4,567
Repurchases of common stock	(1,152)	(703)
Repayments of long-term debt	(4,062)	(8,652)
Net (repayments)/proceeds from existing credit facilities	(5,000)	14,935
Net cash used in financing activities	(18,935)	(896)

Effect of exchange rate changes on cash	—	(185)

(Decrease)/increase in cash and cash equivalents	(8,442)	2,808
Cash and cash equivalents at beginning of period	14,080	9,276
Cash and cash equivalents at end of period	$5,638	$12,084

Supplemental information:
Cash paid for income taxes, net of refunds of $- and $30, respectively	$3,795	$10,196
Cash paid for interest	$2,126	$2,700
See Notes to the condensed consolidated financial statements (unaudited).

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Snyder’s-Lance, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in our Form 10-K for the year ended December 28, 2013, filed with the Securities and Exchange Commission on February 25, 2014. The year-end condensed consolidated financial statement data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the Unites States of America. In our opinion, these condensed consolidated financial statements reflect all adjustments, consisting of only normal, recurring accruals, necessary to present fairly our condensed consolidated financial statements for the interim periods presented herein. The consolidated results of operations for the quarter ended March 29, 2014, are not necessarily indicative of the results to be expected for the full year.
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
NOTE 2. NEW ACCOUNTING STANDARDS
On April 10, 2014, the FASB issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this accounting standard raise the threshold for a disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This accounting standard update is effective for annual periods beginning on or after December 15, 2014, and related interim periods with early adoption allowed. We are currently evaluating the impact of this standard.
NOTE 3. BUSINESS ACQUISITIONS
On October 25, 2013, we acquired the remaining 20% of Michaud Distributors (“Michaud”) and now own all of the outstanding equity. We exchanged 342,212 newly issued unregistered shares of our common stock, approximately $10.2 million in equity consideration, for the remaining 20% equity in Michaud.
On July 29, 2013, we acquired substantially all the assets of a snack food distributor in Massachusetts. Additionally, on November 5, 2013, we acquired substantially all the assets of a snack food distributor in Connecticut. These acquisitions were part of our plans to continue growing and strengthening our Direct-Store-Delivery (“DSD”) network.
NOTE 4. EARNINGS PER SHARE
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

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the quarter ended March 29, 2014, no shares were excluded from the calculation of diluted earnings per share. For the quarter ended March 30, 2013, approximately 417,000 shares were excluded from the calculation of diluted earnings per share because their effects were antidilutive.
NOTE 5. STOCK-BASED COMPENSATION
Stock-based compensation expense recorded in the Condensed Consolidated Statements of Income was $1.5 million and $1.2 million for the quarters ended March 29, 2014 and March 30, 2013, respectively. During the quarter ended March 29, 2014, we issued 418,272 non-qualified stock options at a weighted average exercise price of $26.66 per share and 98,490 restricted shares to employees. During the quarter ended March 30, 2013, we issued 418,493 non-qualified stock options at a weighted average exercise price of $25.56 per share and 115,737 restricted shares to employees.
For the quarter ended March 29, 2014 and March 30, 2013, we repurchased 43,114 and 27,490 shares, respectively, of common stock from employees to cover withholding taxes payable by employees upon the vesting of restricted stock.
In addition, we recorded $1.1 million and $0.8 million in incentive compensation expense for a performance-based cash incentive plan for the quarters ended March 29, 2014 and March 30, 2013, respectively.
NOTE 6. INVENTORIES
Inventories as of March 29, 2014 and December 28, 2013, consisted of the following:

(in thousands)	March 29, 2014	December 28, 2013
Finished goods	$78,406	$70,973
Raw materials	15,608	14,891
Maintenance parts, packaging and supplies	29,915	27,886
Total inventories	$123,929	$113,750
NOTE 7. FIXED ASSETS
Fixed assets as of March 29, 2014 and December 28, 2013, consisted of the following:

(in thousands)	March 29, 2014	December 28, 2013
Land and land improvements	$26,908	$26,953
Buildings and building improvements	145,959	144,245
Machinery, equipment and computer systems	482,125	471,152
Trucks, trailers and automobiles	31,441	30,847
Furniture and fixtures	12,218	12,158
Construction in progress	26,940	26,179
	$725,591	$711,534
Accumulated depreciation	(370,051)	(359,350)
	355,540	352,184
Fixed assets held for sale	(1,831)	(2,928)
Fixed assets, net	$353,709	$349,256
Depreciation expense related to fixed assets was $12.2 million and $12.4 million during the quarters ended March 29, 2014 and March 30, 2013, respectively. There was a $1.0 million fixed asset impairment charge during the first quarter of 2014 related to the Corsicana, Texas facility currently classified as fixed assets held for sale. Based on recent activity, an impairment was recorded to write the building down to its current estimated fair market value. There were no fixed asset impairment charges recorded during the first quarter of 2013.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The land and building related to our decision to close the manufacturing facility in Corsicana, Texas comprised the majority of the $1.8 million and $2.9 million in fixed assets held for sale in the Condensed Consolidated Balance Sheets as of March 29, 2014 and December 28, 2013, respectively.
NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the quarter ended March 29, 2014, were as follows:

(in thousands)	Carrying Amount
Balance as of December 28, 2013	$537,141
Goodwill acquired in the purchase of route businesses	1,212
Goodwill attributable to the sale of route businesses	(1,759)
Change in goodwill reclassified to assets held for sale	399
Change in foreign currency exchange rate	(1,236)
Balance as of March 29, 2014	$535,757
As of March 29, 2014 and December 28, 2013, acquired intangible assets consisted of the following:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of March 29, 2014:
Customer and contractual relationships – amortized	$148,956	$(21,079)	$127,877
Non-compete agreement – amortized	110	(76)	34
Reacquired rights – amortized	3,100	(1,028)	2,072
Patents – amortized	8,600	(1,143)	7,457
Routes – unamortized	20,174	—	20,174
Trademarks – unamortized	360,687	(526)	360,161
Balance as of March 29, 2014	$541,627	$(23,852)	$517,775

As of December 28, 2013:
Customer and contractual relationships – amortized	$148,956	$(18,969)	$129,987
Non-compete agreement – amortized	110	(62)	48
Reacquired rights – amortized	3,100	(932)	2,168
Patents – amortized	8,600	(947)	7,653
Routes – unamortized	19,652	—	19,652
Trademarks – unamortized	360,687	(526)	360,161
Balance as of December 28, 2013	$541,105	$(21,436)	$519,669
Amortization expense related to intangibles was $2.4 million for each of the quarters ended March 29, 2014 and March 30, 2013.
Routes and trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. Although not amortized, they are reviewed for impairment as conditions change or at least on an annual basis. There were no impairment charges during the first quarter of 2013 or 2014. The majority of our trademarks, predominately those acquired in more recent transactions, have a fair value which approximates the book value. Any changes in the use of these trademarks or the sales volumes of the associated products could result in an impairment charge.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The changes in the carrying amount of route businesses for the quarter ended March 29, 2014, were as follows:

(in thousands)	Carrying Amount
Balance as of December 28, 2013	$19,652
Purchases of route businesses, exclusive of goodwill acquired	3,181
Sales of route businesses	(3,442)
Change in route businesses reclassified to assets held for sale	783
Balance as of March 29, 2014	$20,174
Route businesses and associated goodwill allocated to assets held for sale represent assets available for sale in their present condition and for which actions to complete a sale have been initiated. As of March 29, 2014, $7.5 million in route businesses and $3.7 million of goodwill were included in assets held for sale. As of December 28, 2013, $8.3 million of route businesses and $4.1 million of goodwill were included in assets held for sale.
NOTE 9. LONG-TERM DEBT
Long-term debt outstanding as of March 29, 2014 and December 28, 2013, consisted of the following:

(in thousands)	March 29, 2014	December 28, 2013
Revolving credit facility	$80,000	$85,000
Other long-term debt	408,051	412,373
Total debt	488,051	497,373
Less: Current portion of long-term debt	(17,291)	(17,291)
Total long-term debt	$470,760	$480,082
Our revolving credit facility allows us to make revolving credit borrowings of up to $265 million through December 2015. As of March 29, 2014 and December 28, 2013, we had available borrowings on this facility of $185 million and $180 million, respectively. During the quarter ended March 29, 2014, we repaid $47.0 million and received proceeds of $42.0 million from our revolving credit facility. The credit agreement requires us to comply with certain defined covenants, and we are currently in compliance with all such covenants.
The fair value of outstanding debt, including current maturities, was approximately $495 million and $504 million for March 29, 2014 and December 28, 2013, respectively. Level 2 fair value estimates were based on similar debt with the same maturities, company credit rating and interest rates.
NOTE 10. INCOME TAXES
As of March 29, 2014, we recorded gross unrecognized tax benefits for uncertain tax positions totaling $9.4 million and related interest and penalties of $2.3 million in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. Of this total amount, $4.6 million would affect the effective tax rate if subsequently recognized. As of December 28, 2013, we recorded gross unrecognized tax benefits totaling $10.9 million and related interest and penalties of $2.5 million in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. We expect certain income tax audits will be settled, positions will be resolved through administrative procedures or statutes of limitations will expire for various tax authorities during the next twelve months, resulting in a potential $6.0 million reduction of the unrecognized tax benefit. Of the $6.0 million reduction, approximately $0.6 million would impact the effective tax rate. We classify interest and penalties associated with uncertain tax positions within income tax expense.
The unrecognized tax benefit balance, as of March 29, 2014 and December 28, 2013, includes $5.4 million for tax positions for which the ultimate deductibility was certain, but the timing of the deductibility was uncertain.
The effective tax rate decreased from 37.7% for the first quarter of 2013 to 29.1% for the first quarter of 2014. The decrease in the effective income tax rate was primarily due to the recognition of previously established unrecognized tax benefits. The effective rate was also impacted by the provision for future U.S. federal income taxes on the earnings of our Canadian subsidiary.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 11. FAIR VALUE MEASUREMENTS
We have classified assets and liabilities required to be measured at fair value into the fair value hierarchy as set forth below:

Level 1	–	quoted prices in active markets for identical assets and liabilities.
Level 2	–	observable inputs other than quoted prices for identical assets and liabilities.
Level 3	–	unobservable inputs for which there is little or no market data available, which required us to develop our own assumptions.
We measure derivative instruments at fair value using Level 2 inputs. See Note 12 for additional information about our derivative instruments. The fair value of our outstanding debt is measured using Level 2 inputs and is disclosed in Note 9 to the condensed consolidated financial statements. There were no changes among the levels during the first quarter of 2014.
The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximated fair value due to their short-term nature.
NOTE 12. DERIVATIVE INSTRUMENTS
We are exposed to certain risks relating to our ongoing business operations. We use derivative instruments to manage interest rate and foreign exchange risks.
The fair value of the derivative instrument liability in the Condensed Consolidated Balance Sheets using Level 2 inputs was as follows:

(in thousands)	Balance Sheet Location	March 29, 2014	December 28, 2013
Interest rate swaps	Other noncurrent liabilities	$(804)	$(898)
Foreign currency forwards	Other current liabilities	(57)	(31)
Total fair value of derivative instruments		$(861)	$(929)
Interest Rate Swaps
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable-rate debt. The fair value of interest rate swaps was determined utilizing a market approach model using the notional amount of the interest rate swaps and the observable inputs of time to maturity and interest rates. The notional amount of the interest rate swaps designated as hedging instruments as of March 29, 2014 and December 28, 2013, was $50.0 million.
Foreign Currency Forwards
We have exposure to foreign exchange rate fluctuations through the operations of our Canadian subsidiary. A majority of the revenue of our Canadian operations was denominated in U.S. dollars and a substantial portion of its costs, such as raw materials and direct labor, are denominated in Canadian dollars. We enter into derivative forward contracts to mitigate a portion of this foreign exchange rate exposure. These contracts have maturities through May 2014. The notional amount for foreign currency forwards was $4.2 million and $5.6 million as of March 29, 2014 and December 28, 2013, respectively.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The changes in unrealized losses, net of income tax, included in other comprehensive income due to fluctuations in interest rates and foreign exchange rates were as follows:

	Quarter Ended
(in thousands)	March 29, 2014	March 30, 2013
Gains on interest rate swaps, net of income tax expense of ($36) and ($43), respectively	$58	$69
Losses on foreign currency forwards, net of income tax benefit of $5 and $37, respectively	(22)	(82)
Total change in unrealized losses from derivative instruments, net of income tax (effective portion)	$36	$(13)
NOTE 13. COMMITMENTS AND CONTINGENCIES
Contractual Obligations
In order to mitigate the risks of volatility in commodity markets to which we are exposed, we entered into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Purchase commitments for certain ingredients, packaging materials and energy totaled $115.1 million as of March 29, 2014, as compared to $117.6 million as of December 28, 2013. In addition to these commitments, we have contracts for certain ingredients and packaging materials where we have secured a fixed price but do not have a minimum purchase quantity. We currently contract from approximately three to twelve months in advance for certain major ingredients and packaging.
We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $14.2 million as of March 29, 2014 and $14.0 million as of December 28, 2013.
Guarantees
We currently provide a partial guarantee for loans made to independent business owners (“IBO”) by third-party financial institutions for the purchase of route businesses. The outstanding aggregate balance on these loans was approximately $121.4 million as of March 29, 2014 compared to approximately $117.9 million as of December 28, 2013. The annual maximum amount of future payments we could be required to make under the guarantee equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the route businesses for which the loans are made. Accordingly, we have the ability to recover substantially all of the outstanding loan value upon default, and our liability associated with this guarantee is not significant.
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
During the fourth quarter of 2013, we acquired the remaining 20% of Michaud and now own all of the outstanding equity. Prior to this acquisition, we had an 80% ownership interest in Michaud, with the remaining 20% ownership held by two employees of the Company.
We own a noncontrolling equity interest in Late July Snacks, LLC (“Late July”), an organic snack food company. This investment is reflected in other noncurrent assets on the Condensed Consolidated Balance Sheets. Equity earnings, which are not material, are included in other income, net on the Condensed Consolidated Statements of Income. We also manufacture and distribute products for Late July. Contract manufacturing revenue from Late July was approximately $1.1 million and $0.8 million during the first quarter of 2014 and 2013, respectively. In addition, we purchase products from Late July to sell through our DSD network. Purchases from Late July were $1.6 million and $0.7 million during the first quarter of 2014 and 2013, respectively. Accounts receivable due from Late July totaled $0.6 million and $0.4 million at March 29, 2014 and December 28, 2013, respectively.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

ARWCO Corporation, MAW Associates, LP and Warehime Enterprises, Inc. are significantly owned or controlled by the Chairman of the Board of Snyder’s-Lance, Inc. or direct family members. Among other unrelated business activities, these entities provide financing to IBOs for the purchase of trucks and routes. We have entered into loan service agreements with these related parties that allow us to repurchase certain distribution assets in the event an IBO defaults on a loan with the related party. We are required to repurchase the assets 30 days after default at the value as defined in the loan service agreement which approximates fair market value. As of March 29, 2014, there were outstanding loans made to IBOs by the related parties of approximately $30.1 million, compared to $30.6 million as of December 28, 2013. Our Chairman of the Board also serves as an officer and/or director of these entities. Transactions with these related parties are primarily related to the collection and remittance of loan payments on notes receivable held by the affiliates. We are reimbursed for certain overhead and administrative services associated with the services provided to these related parties. The receivables from, payables to and administrative fees from these entities are not significant for any period presented.
A Connecticut warehouse used to support our DSD network is leased from a company partially owned by an employee. There were $0.1 million in lease payments made to this company during the first quarters of 2014 and 2013.
One of our directors, C. Peter Carlucci, Jr., is a member of Eckert Seamans Cherin & Mellott, LLC (“Eckert”), which serves as one of our outside legal firms. Expenses incurred for services provided by Eckert were $0.1 million in the first quarter of 2014 and $0.3 million in the first quarter of 2013.
NOTE 15. OTHER COMPREHENSIVE INCOME
Total comprehensive income attributable to Snyder’s-Lance, Inc., determined as net income adjusted by total other comprehensive income, was $15.0 million and $18.3 million for the quarters ended March 29, 2014 and March 30, 2013, respectively. Total other comprehensive income presently consists of foreign currency translation adjustments and unrealized gains and losses from our derivative financial instruments accounted for as cash flow hedges.
Amounts reclassified out of accumulated other comprehensive income, net of tax, consisted of the following:

		Quarter Ended
(in thousands)	Income Statement Location	March 29, 2014	March 30, 2013
Losses on cash flow hedges reclassified out of accumulated other comprehensive income:
Interest rate swaps, net of tax of $60 and $69, respectively	Interest expense, net	$(96)	$(111)
Foreign currency forwards, net of tax of $71 and $25, respectively	Net revenue	(159)	(56)
Foreign currency forwards, net of tax of $12 and $4, respectively	Other income, net	(28)	(8)
Total cash flow hedge reclassifications, net of tax		$(283)	$(175)
During the quarter ended March 29, 2014, changes to the balance in accumulated other comprehensive income were as follows:

(in thousands)	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of December 28, 2013	$(574)	$10,745	$10,171

Other comprehensive loss before reclassifications	(247)	(1,886)	(2,133)
Losses reclassified from accumulated other comprehensive income	283	—	283
Net other comprehensive income/(loss)	36	(1,886)	(1,850)

Balance as of March 29, 2014	$(538)	$8,859	$8,321

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

During the quarter ended March 30, 2013, changes to the balance in accumulated other comprehensive income were as follows:

(in thousands)	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of December 29, 2012	$(842)	$15,960	$15,118

Other comprehensive loss before reclassifications	(188)	(1,558)	(1,746)
Losses reclassified from accumulated other comprehensive income	175	—	175
Net other comprehensive income/(loss)	(13)	(1,558)	(1,571)

Balance as of March 30, 2013	$(855)	$14,402	$13,547
Income taxes on the foreign currency translation adjustment in other comprehensive income are not recognized because earnings generated by our Canadian subsidiary prior to December 28, 2013, are considered permanently reinvested.
NOTE 16. SEGMENT REPORTING
We operate in one business segment: the manufacturing, distribution, marketing and sale of snack food products. We define business segments as components of an organization for which discrete financial information is available and operating results are evaluated on a regular basis by the chief operating decision maker (“CODM”) in order to assess performance and allocate resources. Our CODM is the Company’s President and Chief Executive Officer. Characteristics of our organization which were relied upon in making this determination include the similar nature of all of the products that we sell, the functional alignment of our organizational structure, and the reports that are regularly reviewed by the CODM for the purpose of assessing performance and allocating resources.
Revenue by Product Category
Net revenue by product category was as follows:

	Quarter Ended
(in thousands)	March 29, 2014	March 30, 2013
Branded	$259,171	$258,187
Partner brand	82,046	70,409
Private brand	68,894	68,681
Other	26,717	21,295
Net revenue	$436,828	$418,572
Significant Customers
Sales to our largest retailer, Wal-Mart Stores, Inc., were approximately 16% of net revenue for the quarter ended March 29, 2014, and 17% of net revenue for the quarter ended March 30, 2013. Our sales to Wal-Mart Stores, Inc. do not include sales from third-party distributors outside our DSD network. Sales to third-party retail distributors represent approximately 3% of our net revenue and may increase sales to Wal-Mart Stores, Inc. by an amount we are unable to estimate. Accounts receivable as of March 29, 2014 and December 28, 2013, included receivables from Wal-Mart Stores, Inc. of $27.6 million and $26.0 million, respectively.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 17. SUBSEQUENT EVENTS
On May 6, 2014, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on May 30, 2014 to stockholders of record on May 22, 2014.
On May 6, 2014, we signed a definitive agreement to purchase Baptista’s Bakery, Inc. (“Baptista’s”) and related assets for approximately $195 million, subject to working capital, capital expenditure and other customary adjustments. Baptista’s is an industry leader in baked snack foods development and innovation, is the manufacturer of our fast growing Snack Factory® Pretzel Crisps® brand and has unique capabilities consistent with our innovation plans. The purchase is expected to close before the end of the second quarter 2014, and is subject to customary closing conditions and regulatory approvals. The purchase price allocation is subject to the completion of the valuation of certain assets and liabilities.
On May 6, 2014, we also entered into a definitive agreement to sell Private Brands and two manufacturing facilities to Shearer’s Foods, LLC (“Shearer’s”). The manufacturing facilities, located in Iowa and Ontario, Canada, produce private brand and other products. The agreed upon price is $430 million, subject to working capital and other customary adjustments (the “Sales Transaction”). The transaction is expected to close before the end of the second quarter 2014, subject to regulatory approvals, the ability of Shearer’s to obtain financing, and customary closing conditions. The Sales Transaction, which was approved by the Company's Board of Directors on April 24, 2014, will result in recognition of a gain and will provide additional capital, which will be invested primarily around increasing branded product growth, enhancing product innovations in response to emerging consumer preferences and supporting our DSD network.
In accordance with ASC 740, Income Taxes, the earnings of the Ontario, Canada entity as of December 28, 2013 were considered permanently reinvested and no deferred tax liability was recorded for the amount by which the book basis in the Canadian subsidiary exceeded the tax basis. It is expected that current U.S. tax will be recognized upon completion of the transaction.
As of the date of this filing, there can be no assurance that either transaction will be completed.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an assessment of our financial condition, results of operations, and liquidity and capital resources and should be read in conjunction with the accompanying consolidated financial statements and notes to the financial statements. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under Part II, Item 1A—Risk Factors and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 28, 2013, and those described from time to time in our other reports filed with the Securities and Exchange Commission.
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
Overview
Consistent with our strategy to win as a provider of premium, differentiated snacks by working to lead with quality, grow our Core brands, reach more consumers and maximize shareholder return, we recently announced the signing of agreements for the following transactions, both of which were signed subsequent to the end of the first quarter of 2014:

•
On May 6, 2014, a definitive agreement was signed to acquire Baptista’s Bakery, Inc., an industry leader in highly-differentiated baked snack foods development and innovation. As the manufacturer of our fast-growing Snack Factory® Pretzel Crisps® brand, they have unique capabilities consistent with our own innovation plans. Through innovating our products based on consumer preferences and insights, this acquisition positions us to accelerate delivery of exciting, on-trend snacks, such as “better for you”, that exceed consumer expectations.

•
Additionally, we signed a definitive agreement on May 6, 2014, a definitive agreement was signed to sell Private Brands along with two manufacturing facilities in the U.S. and Canada to Shearer’s Foods, LLC (“Shearer’s”), a leading provider of private label snacks headquartered in Brewster, OH. The agreed upon sales price is $430 million, subject to working capital and other customary adjustments. Consistent with our strategic plan, this transaction will allow us to sharpen our focus on our branded products.

•	These transactions in combination will benefit our Company through incremental product development, innovation, marketing and new product distribution.

•
Each of the transactions is subject to customary closing conditions and regulatory approvals. The Private Brands transaction is also subject to the ability of Shearer’s to obtain suitable financing. There is no assurance that the announced transactions will be completed. For additional information about the transactions, see Note 17 to our condensed consolidated financial statements and Part II, “Item 1A. Risk Factors” herein.

During the first quarter of 2014, we continued to execute our strategic plan which provides for growth of our Core brands (Snyder’s of Hanover®, Lance®, Cape Cod® and Snack Factory® Pretzel Crisps®) through expanded distribution, innovation and advertising. In addition, our strategic plan includes pricing strategies, enhanced packaging and product configurations for our Allied brands. For our Core brands, the first quarter performance was impacted by the following:

•
We significantly expanded the distribution of our Cape Cod® kettle-cooked chips, introduced successful new flavor offerings and increased revenues substantially when compared to the first quarter of 2013.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
We introduced a sizeable number of successful new product offerings including Snyder’s of Hanover® Sweet and Salty pretzel pieces and Korn Krunchers™, Cape Cod® popcorn, Lance® Bolds™ sandwich crackers, as well as Snack Factory® Pretzel Crisps® Minis.

•
As planned, we substantially increased our advertising and marketing efforts over the prior year in order to provide additional support for over 50 new product offerings in addition to our Core brands.

•	We continued to experience double-digit revenue growth and market share growth compared to the first quarter of 2013 for our Snack Factory® Pretzel Crisps® pretzel crackers.

•
The first quarter growth for most of our Core brands was partially offset by a more difficult market for our Lance® sandwich crackers with a significant decline in revenues for these products when compared to the first quarter of 2013. We have put in place initiatives for the remainder of the year focused on ensuring the success of this Core brand.

We continued to show growth in our Partner brand and Other product categories due to increased distribution and new contract manufacturing revenues obtained in 2014.
Quarter Ended March 29, 2014 Compared to Quarter Ended March 30, 2013

	Quarter Ended				Favorable/ (Unfavorable) Variance
(in thousands)	March 29, 2014		March 30, 2013
Net revenue	$436,828	100.0%	$418,572	100.0%	$18,256	4.4%
Cost of sales	288,027	65.9%	273,776	65.4%	(14,251)	(5.2)%
Gross margin	148,801	34.1%	144,796	34.6%	4,005	2.8%
Selling, general and administrative	122,106	28.0%	110,996	26.5%	(11,110)	(10.0)%
Impairment charges	1,000	0.2%	—	—%	(1,000)	nm
Gain on sale of route businesses, net	(1,163)	(0.3)%	(110)	—%	1,053	nm
Other income, net	(254)	—%	(1,476)	(0.4)%	(1,222)	(82.8)%
Income before interest and income taxes	27,112	6.2%	35,386	8.5%	(8,274)	(23.4)%
Interest expense, net	3,390	0.8%	3,439	0.8%	49	1.4%
Income tax expense	6,911	1.6%	12,039	2.9%	5,128	42.6%
Net income	$16,811	3.8%	$19,908	4.8%	$(3,097)	(15.6)%
nm = not meaningful
Net Revenue
Net revenue by product category was as follows:

	Quarter Ended				Favorable/ (Unfavorable) Variance
(in thousands)	March 29, 2014		March 30, 2013
Branded	$259,171	59.3%	$258,187	61.7%	$984	0.4%
Partner brand	82,046	18.8%	70,409	16.8%	11,637	16.5%
Private brand	68,894	15.9%	68,681	16.4%	213	0.3%
Other	26,717	6.0%	21,295	5.1%	5,422	25.5%
Net revenue	$436,828	100.0%	$418,572	100.0%	$18,256	4.4%
Branded net revenue increased $1.0 million, or 0.4%, compared to the first quarter of 2013, led by strong Core brand growth in three of our four Core brands. We had double-digit net revenue growth and increased market share in both our Cape Cod® and Snack Factory® Pretzel Crisps® products, along with strong single-digit net revenue growth and increased market share in our Snyder’s of Hanover® products. The significant growth in our Cape Cod® kettle-cooked chips was supported by new distribution to retailers on the west coast, a new market for this brand. The growth in all three of these brands was also enhanced by product innovation and the release of new flavors and products in the first quarter of 2014. The most successful new products included Snyder’s of Hanover® Sweet and Salty pretzel pieces and Korn Krunchers™, as well as new flavors of Cape Cod® kettle-cooked chips. The net revenue increases in these three Core brands were partially offset by a decrease in net revenues from our Lance® sandwich crackers. Compared to the first quarter of 2013, Lance® sandwich cracker net revenue was negatively impacted by an

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

overall decline in consumer purchases in the category as well as higher promotional spending necessary to mitigate the impact of increased competition. However, this brand maintained its market share leader position in the sandwich cracker category. Allied branded net revenue remained relatively flat with the prior year.
Partner brand net revenue grew 16.5% compared to the first quarter of 2013. The increase was primarily due to gaining new products for distribution through our DSD network. In addition, as we have acquired new distributors, we have also gained additional partner brand revenue. Adding strong regional partner brands to our portfolio continues to provide opportunities for geographic expansion of our DSD network including our branded products.
Net revenue from private brand products was relatively flat compared to the first quarter of 2013.
Other net revenue increased $5.4 million, or 25.5%, from the first quarter of 2013 primarily due to increased revenue from one contract manufacturing customer.
Gross Margin
Gross margin increased $4.0 million in the first quarter of 2014 compared to the first quarter of 2013 but declined 0.5% as a percentage of revenue. The decline as a percentage of revenue was primarily the result of an increased mix of revenues from Partner brand products which have significantly higher purchased costs than our manufactured Branded products. In addition, we increased promotions to support our new product offerings as well as our west coast expansion of Cape Cod® kettle-cooked chips. The decline in gross margin as a percentage of revenue was partially offset by improved manufacturing efficiencies when compared to the first quarter of 2013.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $11.1 million in the first quarter of 2014 compared to the first quarter of 2013, and increased 1.5% as a percentage of net revenue. Approximately half of the increase was the result of incremental advertising and marketing costs compared to the first quarter of 2013. In addition, we experienced significantly higher freight costs compared to the prior year due to weather conditions, third-party freight carrier capacity and increased fuel costs. We also experienced increased medical and casualty costs of $1.6 million in the first quarter of 2014 compared to 2013 that we do not expect to continue through the remainder of 2014.
Impairment Charges
We recognized $1.0 million in impairment charges in the first quarter of 2014 compared to no impairment charges in the first quarter of 2013. The 2014 impairment charge was related to our Corsicana, Texas facility currently classified as fixed assets held for sale. Based on recent activity, an impairment was recorded to write the building down to its current estimated fair market value.
Gain on the Sale of Route Businesses, Net
During 2014, we recognized $1.2 million in gains on the sale of route businesses compared with gains of $0.1 million in 2013. The increase in gains was a result of an increase in route sale activity in 2014 compared to 2013.
Other Income, Net
Other income declined approximately $1.2 million from the first quarter of 2013 to the first quarter of 2014 due primarily to losses incurred on the sale of fixed assets during the current year compared to gains in the prior year.
Interest Expense, Net
Interest expense remained constant at $3.4 million for both quarters, as both debt levels and interest rates were reasonably consistent.
Income Tax Expense
The effective income tax rate decreased to 29.1% for the first quarter of 2014 compared to 37.7% for the first quarter of 2013. The decrease in the effective income tax rate was primarily due to the recognition of previously established unrecognized tax benefits. The effective rate was also impacted by the provision for future U.S. federal income taxes on the earnings of our Canadian subsidiary.
Liquidity and Capital Resources
Liquidity
Liquidity represents our ability to generate sufficient cash flows from operating activities to meet our obligations as well as our ability to obtain appropriate financing. Therefore, liquidity should not be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives. Currently, our liquidity needs arise primarily from acquisitions, working capital requirements, capital expenditures for fixed assets, purchases of route businesses and dividends. We believe we have sufficient liquidity available to enable us to meet these demands.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have a universal shelf registration statement that, subject to our ability to consummate a transaction on acceptable terms, provides the flexibility to sell up to $250 million of debt or equity securities, which is effective through February 27, 2015.
Earnings generated by our Canadian subsidiary prior to December 28, 2013, are considered permanently reinvested. Our cash and cash equivalents balance held by our Canadian subsidiary was $4.4 million as of March 29, 2014 and December 28, 2013.
Operating Cash Flows
Cash flow provided by operating activities decreased $1.9 million in the first quarter of 2014 compared to the first quarter of 2013. The decrease was largely driven by lower net income.
Investing Cash Flows
Cash used in investing activities totaled $15.1 million in the first quarter of 2014 compared with $23.6 million in the first quarter of 2013. The reduction in cash used in investing activities was primarily due to a $6.7 million decrease in cash used for the purchases of route businesses.
Capital expenditures for fixed assets, principally manufacturing equipment, were $17.2 million for the first quarter of 2014 compared to $18.6 million for the first quarter of 2013. Capital expenditures are expected to continue at a level sufficient to support our strategic and operating needs and are projected to be between $70 and $75 million in 2014. Approximately half of these expenditures are expected to support ongoing maintenance, with the remaining projects focused on adding capacity or providing production efficiencies.
Financing Cash Flows
Net cash used in financing activities of $18.9 million in the first quarter of 2014 was principally due to dividends paid of $11.2 million, as well as debt repayment totaling $9.1 million. Cash used in financing activities in the first quarter of 2013 was $0.9 million, principally due to dividend payments of $11.0 million, partially offset by net debt proceeds of $6.3 million. We are planning to refinance two of our existing credit facilities during the second quarter of 2014 as a result of our planned transactions. Additional cash flows provided from these transactions will be used to reinvest in future strategic acquisitions. If we are unable to complete the refinancing, we may not have sufficient liquidity to consummate the acquisition of Baptista’s and meet all of our other liquidity needs unless we also consummate the sale of Private Brands.
On May 6, 2014, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on May 30, 2014 to stockholders of record on May 22, 2014.
Debt
Our primary credit agreement allows us to make revolving credit borrowings of up to $265 million through December 2015. As of March 29, 2014 and December 28, 2013, we had available $185 million and $180 million, respectively, of unused credit facilities. The credit agreement requires us to comply with certain defined covenants, and we are currently in compliance with all such covenants. We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $14.2 million as of March 29, 2014 and $14.0 million as of December 28, 2013.
Contractual Obligations
We lease certain facilities and equipment classified as operating leases. In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have also entered into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Purchase commitments for certain ingredients, packaging materials and energy totaled $115.1 million as of March 29, 2014. In addition to these commitments, we have contracts for certain ingredients and packaging materials where we have secured a fixed price but do not have a minimum purchase quantity. We currently contract from approximately three months to twelve months in advance for certain major ingredients and packaging.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity or cash flows.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We currently provide a partial guarantee for loans made to IBOs by third-party financial institutions for the purchase of route businesses. The outstanding aggregate balance on these loans was approximately $121.4 million as of March 29, 2014 compared to approximately $117.9 million as of December 28, 2013. The annual maximum amount of future payments we could be required to make under the guarantee equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the route businesses for which the loans are made. Accordingly, we have the ability to recover substantially all of the outstanding loan value upon default, and our liability associated with this guarantee is not significant.
Market Risks
We are exposed to certain commodity, interest rate and foreign currency exchange rate risks as part of our ongoing business operations. We may use derivative financial instruments where appropriate, to manage some of these risks related to interest and exchange rates. We do not use derivatives for trading purposes.
See the “Contractual Obligations” section for a discussion of market risks associated with ingredients, packaging materials and energy costs.
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable-rate debt. While these interest rate swap agreements fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $0.2 million lower without these swaps during the first quarters of both 2014 and 2013.
We have exposure to foreign exchange rate fluctuations through the operations of our Canadian subsidiary. A majority of the revenue of our Canadian operations is denominated in U.S. dollars and a substantial portion of its costs, such as raw materials and direct labor, are denominated in Canadian dollars. We periodically enter into a series of derivative forward contracts to mitigate a portion of this foreign exchange rate exposure. The contracts outstanding as of March 29, 2014, have maturities through May 2014. For the first quarter of 2014 and 2013, foreign currency fluctuations, net of the effect of derivative forward contracts, favorably impacted pre-tax income by $0.1 million and $0.3 million, respectively.
We are exposed to credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. For the quarters ended March 29, 2014 and March 30, 2013, net bad debt expense was $0.4 million and $0.9 million, respectively. Allowances for doubtful accounts were $1.4 million at March 29, 2014 and $1.6 million at December 28, 2013.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Quantitative and qualitative disclosures about market risks are included under “Market Risks” in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 4. Controls and Procedures
As of the end of the period covered by this report, and pursuant to Rule 13a – 15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a – 15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 29, 2014.
There have been no changes in our internal control over financial reporting during the quarter ended March 29, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
We are currently subject to various lawsuits and environmental matters arising in the normal course of business. In our opinion, such matters should not have a material effect upon our consolidated financial statements taken as a whole.
Item 1A.  Risk Factors
In addition to the risk factors disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2013, the following additional risks related to the proposed transactions with Shearer’s Foods, LLC and Baptista’s Bakery, Inc., as referenced in Part I, Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Overview,” should be carefully considered:

•
The inability of Shearer’s to obtain financing for the Sales Transaction or that other conditions to the closing of the sale, including obtaining regulatory approval, may not be satisfied, and the failure to successfully realize the anticipated benefits from the proposed sale.

•
The failure to obtain regulatory approval of the proposed acquisition of Baptista’s or that other conditions to the closing of the acquisition may not be satisfied, the potential impact on the business of Baptista’s due to the announcement of the acquisition, and the failure to successfully integrate and realize the anticipated benefits from the proposed acquisition.

•
Our inability to meet all of our liquidity needs if we consummate the acquisition of Baptista’s and do not consummate the refinancing described above or do not consummate the Sales Transaction with Shearer’s.

•
Our inability to generate revenue and earnings to replace those currently generated by Private Brands and our inability to generate cost reductions to offset overhead costs currently absorbed by Private Brands.

•
The occurrence of any other event, change or other circumstances, including general economic conditions, that could give rise to the termination of the definitive agreements or affect our ability to execute our strategic plan.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our revolving credit agreement restricts our payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $200 million. As of March 29, 2014, our consolidated stockholders’ equity was $924.5 million and we were in compliance with this covenant. The private placement agreement for $100 million of senior notes assumed as part of the Merger and the $325 million term loan used to fund the acquisition of Snack Factory have provisions no more restrictive than the revolving credit agreement.
The following table presents information with respect to purchases of common stock of the Company made during the quarter ended March 29, 2014, by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 28, 2013 - January 31, 2014	107	$28.66	—	155,235
February 1, 2014 - February 28, 2014	43,007	26.72	—	300,000
March 1, 2014 - March 29, 2014	—	—	—	300,000
Total	43,114	$26.72	—	300,000

(1)
In November 2011, the Board of Directors authorized the repurchase of up to 200,000 shares of common stock, which authorization expired as of the end of February 2014. In February 2014, the Board of Directors authorized the repurchase of up to 300,000 shares of common stock, which authorization expires in March 2016. The primary purpose of the repurchase program is to permit the Company to acquire shares of common stock from employees to cover withholding taxes payable by employees upon the vesting of shares of restricted stock. All of the shares reflected in the table were repurchased pursuant to the repurchase program.

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

3.2
Bylaws of Snyder’s-Lance, Inc., as amended through November 5, 2013, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on February 25, 2014 (File No. 0-398).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

32	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNYDER’S-LANCE, INC.

Dated: May 8, 2014	By:	/s/ Rick D. Puckett
Rick D. Puckett
Executive Vice President, Chief Financial Officer and Treasurer