Form 10-Q
period 2014-06-28
SNYDER'S-LANCE, INC.
filed 2014-08-07
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarter ended June 28, 2014
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
Yes ☐         No ☑

The number of shares outstanding of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of July 29, 2014, was 70,243,377 shares.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
For the Quarters and Six Months Ended June 28, 2014 and June 29, 2013

	Quarter Ended		Six Months Ended
(in thousands, except per share data)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net revenue	$399,596	$378,489	$772,612	$737,030
Cost of sales	254,707	244,386	494,537	470,238
Gross margin	144,889	134,103	278,075	266,792

Selling, general and administrative	121,312	118,036	237,376	223,411
Impairment charges	6,503	1,900	7,503	1,900
Gain on sale of route businesses, net	(297)	(1,482)	(1,460)	(1,592)
Other loss/(income), net	501	(1,476)	581	(2,617)
Income before interest and income taxes	16,870	17,125	34,075	45,690

Interest expense, net	4,111	3,521	7,501	6,960
Income before income taxes	12,759	13,604	26,574	38,730

Income tax expense	4,584	5,141	7,910	15,010
Income from continuing operations	8,175	8,463	18,664	23,720
Discontinued operations, net of income tax	3,523	4,567	9,845	9,218
Net income	11,698	13,030	28,509	32,938
Net income attributable to noncontrolling interests	21	51	16	116
Net income attributable to Snyder’s-Lance, Inc.	$11,677	$12,979	$28,493	$32,822

Amounts attributable to Snyder's-Lance, Inc.:
Continuing operations	$8,154	$8,412	$18,648	$23,604
Discontinued operations	3,523	4,567	9,845	9,218
Net income	$11,677	$12,979	$28,493	$32,822

Basic earnings per share:
Continuing operations	$0.12	$0.12	$0.27	$0.34
Discontinued operations	0.05	0.07	0.14	0.13
Net income	$0.17	$0.19	$0.41	$0.47

Weighted average shares outstanding - Basic	70,162	69,279	70,080	69,136

Diluted earnings per share:
Continuing operations	$0.11	$0.12	$0.26	$0.34
Discontinued operations	0.05	0.07	0.14	0.13
Net income	$0.16	$0.19	$0.40	$0.47

Weighted average shares outstanding - Diluted	70,905	70,086	70,820	69,922

Cash dividends declared per share	$0.16	$0.16	$0.32	$0.32
See Notes to the condensed consolidated financial statements (unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
For the Quarters and Six Months Ended June 28, 2014 and June 29, 2013

	Quarter Ended		Six Months Ended
(in thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income	$11,698	$13,030	$28,509	$32,938

Net unrealized gains/(losses) on derivative instruments, net of income tax	91	(5)	127	(18)
Foreign currency translation adjustment	2,247	(2,347)	361	(3,905)
Total other comprehensive income/(loss)	2,338	(2,352)	488	(3,923)

Total comprehensive income	14,036	10,678	28,997	29,015
Comprehensive income attributable to noncontrolling interests	(21)	(51)	(16)	(116)
Total comprehensive income attributable to Snyder’s-Lance, Inc.	$14,015	$10,627	$28,981	$28,899
See Notes to condensed consolidated financial statements (unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
As of June 28, 2014 and December 28, 2013

(in thousands, except share data)	June 28, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$18,450	$14,080
Accounts receivable, net of allowances of $1,490 and $1,535, respectively	134,322	121,599
Inventories	126,237	100,447
Prepaid income taxes	7,079	9,094
Deferred income taxes	15,874	15,391
Assets held for sale	14,262	15,314
Prepaid expenses and other current assets	21,146	22,925
Current assets of discontinued operations (Note 3)	39,399	37,416
Total current assets	376,769	336,266

Noncurrent assets:
Fixed assets	423,379	312,527
Goodwill	479,502	422,318
Other intangible assets, net	513,462	516,607
Other noncurrent assets	22,413	22,250
Noncurrrent assets of discontinued operations (Note 3)	181,903	154,626
Total assets	$1,997,428	$1,764,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$8,894	$17,291
Accounts payable	56,715	45,966
Accrued compensation	27,217	27,530
Accrued casualty insurance claims	5,096	6,262
Accrued selling and promotional costs	14,174	12,636
Other payables and accrued liabilities	22,459	22,016
Current liabilities of discontinued operations (Note 3)	15,219	14,503
Total current liabilities	149,774	146,204

Noncurrent liabilities:
Long-term debt	695,208	480,082
Deferred income taxes	191,498	190,393
Accrued casualty insurance claims	7,439	5,567
Other noncurrent liabilities	21,981	24,143
Noncurrent liabilities of discontinued operations (Note 3)	269	305
Total liabilities	1,066,169	846,694

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.83 1/3 par value. Authorized 110,000,000 shares; 70,236,168 and 69,891,890 shares outstanding, respectively	58,528	58,241
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; no shares outstanding	—	—
Additional paid-in capital	771,673	765,172
Retained earnings	91,213	85,146
Accumulated other comprehensive income	10,659	10,171
Total Snyder’s-Lance, Inc. stockholders’ equity	932,073	918,730
Noncontrolling interests	(814)	(830)
Total stockholders’ equity	931,259	917,900
Total liabilities and stockholders’ equity	$1,997,428	$1,764,594
See Notes to the condensed consolidated financial statements (unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 28, 2014 and June 29, 2013

	Six Months Ended
(in thousands)	June 28, 2014	June 29, 2013
Operating activities:
Net income	$28,509	$32,938
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	29,742	29,641
Stock-based compensation expense	3,128	2,826
Loss/(gain) on sale of fixed assets, net	398	(272)
Gain on sale of route businesses	(1,460)	(1,592)
Impairment charges	7,503	1,900
Deferred income taxes	544	3,509
Provision for doubtful accounts	811	1,302
Changes in operating assets and liabilities, excluding business acquisition	(15,994)	(17,658)
Net cash provided by operating activities	53,181	52,594

Investing activities:
Purchases of fixed assets	(33,891)	(39,869)
Purchases of route businesses	(15,018)	(21,353)
Proceeds from sale of fixed assets	471	2,213
Proceeds from sale of route businesses	16,258	17,533
Proceeds from sale of investments	—	921
Business acquisition, net of cash acquired	(202,260)	—
Net cash used in investing activities	(234,440)	(40,555)

Financing activities:
Dividends paid to stockholders	(22,426)	(22,135)
Dividends paid to noncontrolling interests	—	(232)
Debt issuance costs	(1,854)	—
Issuances of common stock	4,819	7,549
Repurchases of common stock	(1,160)	(709)
Repayments of long-term debt	(8,750)	(16,029)
Net proceeds from existing credit facilities	215,000	16,870
Net cash provided by/(used in) financing activities	185,629	(14,686)

Effect of exchange rate changes on cash	—	(347)

Increase/(decrease) in cash and cash equivalents	4,370	(2,994)
Cash and cash equivalents at beginning of period	14,080	9,276
Cash and cash equivalents at end of period	$18,450	$6,282

Supplemental information:
Cash paid for income taxes, net of refunds of $164 and $36, respectively	$13,925	$21,257
Cash paid for interest	$7,159	$8,021
See Notes to the condensed consolidated financial statements (unaudited).

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Snyder’s-Lance, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in our Form 10-K for the year ended December 28, 2013, filed with the Securities and Exchange Commission on February 25, 2014. The year-end condensed consolidated financial statement data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In our opinion, these condensed consolidated financial statements reflect all adjustments necessary to present fairly our condensed consolidated financial statements for the interim periods presented herein. The consolidated results of operations for the quarter and six months ended June 28, 2014, are not necessarily indicative of the results to be expected for the full year.

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

Certain prior year amounts have been reclassified to conform to the current year presentation.

Discontinued Operations Presentation
As discussed in Note 3, amounts included in the Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets for prior periods have been reclassified to separate amounts related to discontinued operations from continuing operations. Current year balances also separately present amounts associated with discontinued operations. Accordingly, unless otherwise stated, amounts disclosed within the notes to the condensed consolidated financial statements exclude amounts related to discontinued operations.
NOTE 2. NEW ACCOUNTING STANDARDS
In March 2013, the FASB issued Accounting Standards Update No. 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This accounting standard clarifies the application of GAAP for the release of cumulative translation adjustments related to changes of ownership in or within foreign entities, including step acquisitions. This new guidance became effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. We plan to apply the new guidance, as applicable, to future derecognitions of certain subsidiaries or groups of assets within a foreign entity or of an investment in foreign entities. This standard did not impact these condensed consolidated financial statements.
On April 10, 2014, the FASB issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this accounting standard raise the threshold for a disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This accounting standard update is effective for annual periods beginning on or after December 15, 2014, and related interim periods with early adoption allowed. We are currently evaluating the impact of this standard and plan to adopt this standard on its stated effective date in fiscal year 2015.
On May 28, 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This accounting standard creates common revenue recognition guidance for U.S. GAAP and IFRS. The guidance also requires improved disclosures to help users of the financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. This accounting standard update is effective for annual reporting periods beginning after December 15, 2016, and related interim periods. Early adoption is not permitted. We are currently evaluating the impact of this standard.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 3. DISCONTINUED OPERATIONS
On May 6, 2014, we entered into a definitive agreement to sell two of our subsidiaries, S-L Snacks IA, LLC and S-L Snacks Private Brands, LLC, as well as certain assets of our Canadian subsidiary, Tamming Foods Ltd., which included the exclusive rights to manufacture and sell the majority of our private brand products and certain contract manufactured products (“Private Brands”) to Shearer’s Foods, LLC (“Shearer’s”). The manufacturing facilities associated with the sale are located in Burlington, Iowa and Guelph, Ontario. On June 30, 2014, we completed the sale of Private Brands for $430 million in cash, subject to working capital and other customary adjustments, with expected after-tax proceeds of approximately $300 million.
In connection with the sale of Private Brands, we entered into a Manufacturing and Supply Agreement ("Supply Agreement") to contract manufacture certain products as requested by Shearer's for an initial term of two years subsequent to the sale transaction for which we expect to realize revenue and incur expenses from the products sold to Shearer's. Under this agreement, certain manufacturing facilities that were not included in the disposal group will continue to produce certain products for Shearer’s. Accordingly, these revenues are not included in discontinued operations given the continued involvement and length of the Supply Agreement. Additionally, the Company entered into a transition services agreement ("TSA") to provide certain finance, accounting, information technology, supply chain, and other general services to facilitate the orderly transfer of the Private Brands business operations to Shearer's. The impact to net income from continuing operations associated with the TSA is not expected to be material for any future periods.
Beginning in the second quarter of 2014, revenues and expenses that will no longer continue after the sale of Private Brands, and where we have no substantial continuing involvement, were reclassified to discontinued operations in the Condensed Consolidated Statements of Income. All prior period results were retrospectively adjusted to consistently present continuing and discontinued operations.
For the quarter and six months ended June 28, 2014 and June 29, 2013, income statement amounts associated with discontinued operations were as follows:

	Quarter Ended		Six Months Ended
(in thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net revenue	$60,444	$60,562	$124,256	$120,593
Cost of sales	46,199	48,695	94,396	96,619
Gross margin	14,245	11,867	29,860	23,974
Selling, general and administrative	5,844	5,468	11,886	11,089
Other loss/(income), net	539	(552)	205	(887)
Discontinued operations before income taxes	$7,862	$6,951	$17,769	$13,772
Income tax expense	4,339	2,384	7,924	4,554
Discontinued operations, net of income tax	$3,523	$4,567	$9,845	$9,218
In the quarter ended June 28, 2014, as a result of the discontinued operations classification of our Canadian subsidiary, we reversed the assertion of indefinite reinvestment of prior year earnings.  Income tax on discontinued operations for the quarter and six months ended June 28, 2014 included $1.3 million of discrete expense related to the reversal of the indefinite reinvestment assertion.
We will record additional tax liability in the third quarter of 2014 when the sale of Private Brands is completed.   The total estimated tax liability associated with the sale of the Canadian assets will be approximately $16 million.
Beginning in the second quarter of 2014, the assets and liabilities of the Private Brands disposal group were considered held-for-sale and presented as discontinued operations in the Company's Condensed Consolidated Balance Sheets as the Company will not have any continuing involvement with the assets included in the disposal group. All prior period results of the Private Brands disposal group have been retrospectively adjusted as discontinued operations. This transaction will be treated as an asset sale for tax purposes in both the United States and Canada. Therefore, deferred tax assets and liabilities are not included in the carrying amount of the assets and liabilities held for sale because they will not be transferred to the buyer and are not a part of the disposal group.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The major classes of assets reclassified to discontinued operations included in the Company's Condensed Consolidated Balance Sheets were as follows:

(in thousands)	June 28, 2014	December 28, 2013
Accounts receivable, net	$23,273	$23,389
Inventories	15,316	13,303
Prepaid expenses and other current assets	810	724
Total current assets of discontinued operations	39,399	37,416
Fixed assets, net	38,989	36,729
Goodwill	139,957	114,823
Other intangible assets, net	2,938	3,062
Other noncurrent assets	19	12
Total noncurrent assets of discontinued operations	181,903	154,626
Total assets of discontinued operations	$221,302	$192,042

Accounts payable	$9,391	$8,544
Accrued compensation	2,558	2,262
Accrued selling and promotional costs	359	621
Other payables and accrued liabilities	2,911	3,076
Total current liabilities of discontinued operations	15,219	14,503
Other noncurrent liabilities	269	305
Total noncurrent liabilities of discontinued operations	269	305
Total liabilities of discontinued operations	$15,488	$14,808
NOTE 4. BUSINESS ACQUISITIONS
On June 13, 2014, we completed the acquisition of Baptista's Bakery, Inc. ("Baptista's") and related assets for approximately $204 million, subject to capital expenditure, working capital and other customary adjustments. Baptista’s is an industry leader in snack food development and innovation, the manufacturer of our fast growing Snack Factory® Pretzel Crisps® brand and has unique capabilities consistent with our innovation plans. Baptista's results were included in our Condensed Consolidated Statements of Income from June 13, 2014.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the preliminary allocation among the assets acquired and liabilities assumed. We are working to assess the fair value of the assets and liabilities acquired and we plan to complete the purchase price allocation on or before the end of the fourth quarter of 2014. Accordingly, the allocation of values to assets and liabilities represents management's best estimate at this time.

(in thousands)	Preliminary Purchase Price Allocation
Cash and cash equivalents	$2,028
Accounts receivable	8,324
Inventories	8,474
Prepaid expenses and other current assets	386
Fixed assets	107,324
Goodwill	82,309
Other intangible assets	5,100
Total assets acquired	$213,945

Current portion of long-term debt	$333
Accounts payable	6,748
Accrued compensation	1,227
Other payables and accrued liabilities	682
Long-term debt	667
Total liabilities assumed	$9,657

Net assets acquired	$204,288
Of the $5.1 million of acquired intangible assets, $0.5 million was assigned to customer relationships, $3.0 million to developed technology, $1.0 million to trademarks and $0.6 million to non-compete agreements. The fair value of all assets acquired is deductible for income tax purposes. We incurred pre-tax acquisition-related transaction and other costs of $0.5 million in selling, general and administrative expense in the second quarter of 2014.
Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is attributable to the general reputation, assembled workforce, acquisition synergies and the expected future cash flows of the business.

The impact of the two weeks of operations of Baptista’s was not material to the results included in the Condensed Consolidated Statements of Income.
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

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 5. MARGIN IMPROVEMENT AND RESTRUCTURING PLAN
On June 27, 2014, we initiated a margin improvement and restructuring plan (the "Restructuring Plan") to reduce overhead costs that remain after the sale of Private Brands (See Note 3). The Restructuring Plan includes a combination of operational initiatives and headcount reductions. Severance expenses of $2.5 million and $0.6 million were recognized in selling, general and administrative and cost of sales, respectively, during the quarter ended June 28, 2014, in conjunction with the Restructuring Plan. The liability of $3.1 million was included in accrued compensation on the Condensed Consolidated Balance Sheets as of June 28, 2014. We plan to complete activities associated with the Restructuring Plan by the beginning of the third quarter of 2015.
NOTE 6. EARNINGS PER SHARE
Basic earnings per share from continuing and discontinued is computed by dividing net income from continuing and discontinued operations attributable to Snyder’s-Lance, Inc., respectively, by the weighted average number of shares outstanding during each period. Diluted earnings per share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. In the calculation of diluted earnings per share, the denominator includes the number of additional common shares that would have been outstanding if our outstanding dilutive stock options had been exercised, as determined pursuant to the treasury stock method.
For the quarter and six months ended June 28, 2014, no shares were excluded from the calculation of diluted earnings per share. For the quarter and six months ended June 29, 2013, approximately 24,000 and 44,000 shares, respectively, were excluded from the calculation of diluted earnings per share because their effects were antidilutive.
NOTE 7. STOCK-BASED COMPENSATION
Stock-based compensation expense recorded in the Condensed Consolidated Statements of Income was $1.6 million for each of the quarters ended June 28, 2014 and June 29, 2013. Stock-based compensation expense was $3.0 million and $2.8 million for the six months ended June 28, 2014 and June 29, 2013, respectively. During the six months ended June 28, 2014, we issued 418,272 non-qualified stock options at a weighted average exercise price of $26.66 per share and 134,490 restricted shares to employees and directors. During the six months ended June 29, 2013, we issued 442,493 non-qualified stock options at a weighted average exercise price of $25.61 per share and 151,737 restricted shares to employees and directors.
For the quarters ended June 28, 2014 and June 29, 2013, we repurchased 273 and 265 shares, respectively, of common stock from employees to cover withholding taxes payable by employees upon the vesting of restricted stock. For the six months ended June 28, 2014 and June 29, 2013, we repurchased 43,387 and 27,755 shares, respectively.
In addition, we recorded $2.1 million and $0.4 million in incentive compensation expense for a performance-based cash incentive plan for the six months ended June 28, 2014 and June 29, 2013, respectively.
NOTE 8. INVENTORIES
Inventories as of June 28, 2014 and December 28, 2013, consisted of the following:

(in thousands)	June 28, 2014	December 28, 2013
Finished goods	$77,272	$64,616
Raw materials	20,022	12,532
Maintenance parts, packaging and supplies	28,943	23,299
Total inventories	$126,237	$100,447

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 9. FIXED ASSETS
Fixed assets as of June 28, 2014 and December 28, 2013, consisted of the following:

(in thousands)	June 28, 2014	December 28, 2013
Land and land improvements	$28,105	$25,544
Buildings and building improvements	145,694	129,427
Machinery, equipment and computer systems	454,462	361,481
Trucks, trailers and automobiles	33,172	30,629
Furniture and fixtures	11,614	11,971
Construction in progress	33,360	21,745
	$706,407	$580,797
Accumulated depreciation	(281,475)	(265,342)
	424,932	315,455
Fixed assets held for sale	(1,553)	(2,928)
Fixed assets, net	$423,379	$312,527
The increase in the value of our fixed assets is primarily attributable to the acquisition of Baptista's.
Depreciation expense related to fixed assets was $12.7 million and $12.4 million during the quarters ended June 28, 2014 and June 29, 2013, respectively, with $1.5 million for each of the quarters attributed to discontinued operations. For the six months ended June 28, 2014 and June 29, 2013, depreciation expense was $24.9 million and $24.8 million, respectively, with $2.8 million and $3.0 million attributed to discontinued operations, respectively. There were $2.9 million in fixed asset impairment charges recorded during the second quarter of 2014. The impairment was primarily recorded to write off certain machinery and equipment where expected future cash flows are not expected to support the carrying value due to the sale of Private Brands. These assets were not part of the sale transaction, so the impairment was included in continuing operations. There were $3.9 million in fixed asset impairment charges recorded during the first six months of 2014. The remaining $1.0 million impairment charge was related to our Corsicana, Texas facility. There were no fixed asset impairment charges recorded during the second quarter and first six months of 2013.
The majority of the $1.6 million and $2.9 million in assets held for sale in the Condensed Consolidated Balance Sheets as of June 28, 2014 and December 28, 2013, respectively, was comprised of the land and building in Corsicana, Texas.
NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the six months ended June 28, 2014, were as follows:

(in thousands)	Carrying Amount
Balance as of December 28, 2013	$422,318
Goodwill acquired in the purchase of Baptista's (Note 4)	82,309
Change in goodwill attributable to discontinued operations (Note 3)	(25,134)
Goodwill acquired in the purchase of route businesses	4,235
Goodwill attributable to the sale of route businesses	(4,571)
Change in goodwill reclassified to route assets held for sale	168
Change in foreign currency exchange rate	177
Balance as of June 28, 2014	$479,502

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 28, 2014 and December 28, 2013, other intangible assets consisted of the following:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of June 28, 2014:
Customer and contractual relationships – amortized	$145,856	$(21,629)	$124,227
Non-compete agreement – amortized	710	(90)	620
Reacquired rights – amortized	3,100	(1,125)	1,975
Patents – amortized	8,600	(1,338)	7,262
Developed technology – amortized	3,000	—	3,000
Routes – unamortized	19,717	—	19,717
Trademarks – unamortized	356,661	—	356,661
Balance as of June 28, 2014	$537,644	$(24,182)	$513,462

As of December 28, 2013:
Customer and contractual relationships – amortized	$145,356	$(17,531)	$127,825
Non-compete agreement – amortized	110	(62)	48
Reacquired rights – amortized	3,100	(932)	2,168
Patents – amortized	8,600	(947)	7,653
Routes – unamortized	19,652	—	19,652
Trademarks – unamortized	359,261	—	359,261
Balance as of December 28, 2013	$536,079	$(19,472)	$516,607
The increase in goodwill, customer relationships, developed technology, and non-compete agreements during the second quarter of 2014 related to the acquisition of Baptista's. These intangible asset values are preliminary and may require adjustment once the purchase price allocation is finalized. In addition, the allocation of goodwill to the sale of Private Brands is preliminary and may require adjustment when the gain on the sale is finalized in the third quarter of 2014.
Amortization expense related to intangibles was $2.3 million for each of the quarters ended June 28, 2014 and June 29, 2013, and $4.7 million for each of the six months then ended.
Routes and trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. During the second quarter of 2014, we recorded a $3.6 million impairment to write down one of our trademarks to its fair value of $2.5 million. The write down was necessary due to a reduction in projected future cash flows for this trademark, which was determined using a level 3 fair value measurement. This fair value determination was made using the relief from royalty method under the income approach, which required us to estimate unobservable factors such as a royalty rate and discount rate and identify relevant projected revenue.
During the second quarter of 2013, we recorded a $1.9 million impairment charge to write off one of our trademarks. The impairment charge was necessary due to the decision to replace future sales of associated products with a more recognizable brand.
The majority of our trademarks, predominately those acquired in more recent transactions, have a fair value which approximates the book value. Any adverse changes in the use of these trademarks or the sales volumes of the associated products could result in an impairment charge.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The changes in the carrying amount of route businesses for the six months ended June 28, 2014, were as follows:

(in thousands)	Carrying Amount
Balance as of December 28, 2013	$19,652
Purchases of route businesses, exclusive of goodwill acquired	10,783
Sales of route businesses	(10,227)
Change in route businesses reclassified to assets held for sale	(491)
Balance as of June 28, 2014	$19,717
Route businesses and associated goodwill allocated to assets held for sale represent assets available for sale in their present condition and for which actions to complete a sale have been initiated. As of June 28, 2014, $8.8 million in route businesses and $3.9 million of goodwill were included in assets held for sale. As of December 28, 2013, $8.3 million of route businesses and $4.1 million of goodwill were included in assets held for sale.
NOTE 11. LONG-TERM DEBT
Long-term debt outstanding as of June 28, 2014 and December 28, 2013, consisted of the following:

(in thousands)	June 28, 2014	December 28, 2013
Revolving credit facility	$300,000	$85,000
Other long-term debt	404,102	412,373
Total debt	704,102	497,373
Less: Current portion of long-term debt	(8,894)	(17,291)
Total long-term debt	$695,208	$480,082
During the second quarter of 2014, we entered into an Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement provides for borrowings under credit facilities consisting of:

•	a $375 million five-year revolving credit facility with a $30 million sublimit for standby letters of credit;

•	a $150 million five-year term loan; and

•	a $150 million ten-year term loan.
Subject to compliance with certain conditions, we have the ability to increase the size of the revolving credit facility by up to $200 million. The revolving credit facility and five-year term loan mature on May 30, 2019, and the ten-year term loan matures on May 30, 2024.
In accordance with the Amended and Restated Credit Agreement, we terminated our prior term loan agreement. A payment of approximately $0.6 million was made to pay the difference between the amount owed on the prior term loan and the amount borrowed under the five-year and ten-year term loans.
Borrowings under the new credit facilities will bear interest at rates equal to a Eurodollar rate plus an applicable margin or a base rate plus applicable margin. The applicable margin on Eurodollar rate loans for the revolving credit facility began at 1.10%. The applicable margin on Eurodollar rates for the five-year term loan and ten-year term loan began at 1.25% and 1.625%, respectively. The applicable margin is subject to quarterly adjustment based on changes in our adjusted net debt-to-EBITDA ratio.
We are required to repay the aggregate principal amount of (a) all loans under the revolving credit facility by May 30, 2019, (b) the five-year term loan in quarterly principal installments of $1.875 million beginning June 30, 2014 with the balance due on May 30, 2019, and (c) the ten-year term loan in quarterly principal installments of $7.5 million beginning September 30, 2019 with the balance due on May 30, 2024. The Amended and Restated Credit Agreement also contains optional prepayment provisions and has financial covenants that are similar to those that were included in the prior credit agreement and term loan agreement. We are currently in compliance with all debt covenants.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

During the six months ended June 28, 2014, we repaid $71.0 million and received proceeds of $286.0 million from our revolving credit facility. The net proceeds received were primarily used to acquire Baptista's.
Debt issuance costs associated with the new credit facility and term loans of approximately $1.9 million were deferred and will be amortized over the life of the loans. In addition, we recognized $0.8 million in additional interest expense in the second quarter of 2014 due to the write-off of certain unamortized debt issuance costs associated with the previous amendment to the revolving credit facility in 2010 and the prior term loan.
The fair value of outstanding debt, including current maturities, was approximately $710 million and $504 million for June 28, 2014 and December 28, 2013, respectively. The Level 2 fair value estimates were based on similar debt with the same maturities, company credit rating and interest rates.
NOTE 12. INCOME TAXES
As of June 28, 2014, we recorded gross unrecognized tax benefits for uncertain tax positions totaling $9.5 million and related interest and penalties of $2.4 million in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. Of this total amount, $4.8 million, which includes interest and penalties, would affect the effective tax rate if subsequently recognized. As of December 28, 2013, we recorded gross unrecognized tax benefits totaling $10.9 million and related interest and penalties of $2.5 million in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. We expect certain income tax audits will be settled, positions will be resolved through administrative procedures or statutes of limitations will expire for various tax authorities during the next twelve months, resulting in a potential $6.0 million reduction of the unrecognized tax benefit amount. Of the $6.0 million reduction, approximately $0.6 million would impact the effective tax rate. We classify interest and penalties associated with uncertain tax positions within income tax expense.
The unrecognized tax benefit balance, as of June 28, 2014 and December 28, 2013, includes $5.4 million for tax positions for which the ultimate deductibility was certain, but the timing of the deductibility was uncertain.
The effective tax rate for continuing operations decreased from 37.8% for the second quarter of 2013 and 38.8% for the first six months of 2013 to 35.9% for the second quarter of 2014 and 29.8% for the first six months of 2014. The decrease in the effective income tax rate in the first six months of 2014 was primarily due to the recognition of previously established unrecognized tax benefits in the first quarter of 2014. The decrease in the effective income tax rate in the second quarter of 2014 was primarily due to a higher taxable gain on the sale of route businesses as a result of non-deductible goodwill in the second quarter of 2013.
In the quarter ended June 28, 2014 we recorded additional deferred tax liabilities related to historic earnings of our foreign subsidiary. The operations of this subsidiary are classified as discontinued as of the end of the second quarter of 2014. Additional discussion of the tax effects of discontinued operations can be found in the disclosure in Note 3.
NOTE 13. FAIR VALUE MEASUREMENTS
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
We measure derivative instruments at fair value using Level 2 inputs. See Note 14 for additional information about our derivative instruments. The fair value of our outstanding debt is measured using Level 2 inputs and is disclosed in Note 11 to the condensed consolidated financial statements. Due to an impairment in the second quarter of 2014, the fair value of one of our trademarks was measured using the Level 3 inputs disclosed in Note 10. There were no changes among the levels during the first six months of 2014.
The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximated fair value due to their short-term nature.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 14. DERIVATIVE INSTRUMENTS
We are exposed to certain risks relating to our business operations. We use derivative instruments to manage interest rate and foreign exchange risks.
The fair value of the derivative instrument liability in the Condensed Consolidated Balance Sheets using Level 2 inputs was as follows:

(in thousands)	Balance Sheet Location	June 28, 2014	December 28, 2013
Interest rate swaps	Other noncurrent liabilities	$(725)	$(898)
Foreign currency forwards	Current liabilities of discontinued operations	—	(31)
Total fair value of derivative instruments		$(725)	$(929)
Interest Rate Swaps
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable-rate debt. The fair value of interest rate swaps was determined utilizing a market approach model using the notional amount of the interest rate swaps and the observable inputs of time to maturity and interest rates. The notional amount of the interest rate swaps designated as hedging instruments as of June 28, 2014 and December 28, 2013 was $50.0 million. The debt modification in the second quarter of 2014 did not result in any changes to our hedge accounting for the interest rate swaps.
Foreign Currency Forwards
We had exposure to foreign exchange rate fluctuations through the operations of our Canadian subsidiary which is included within discontinued operations (see Note 3). A majority of the revenue of our Canadian operations was denominated in U.S. dollars and a substantial portion of its costs, such as raw materials and direct labor, were denominated in Canadian dollars. We entered into derivative forward contracts to mitigate a portion of this foreign exchange rate exposure. The notional amount for foreign currency forwards was zero and $5.6 million as of June 28, 2014 and December 28, 2013, respectively.
The changes in unrealized losses, net of income tax, included in other comprehensive income due to fluctuations in interest rates and foreign exchange rates were as follows:

	Quarter Ended		Six Months Ended
(in thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Gains on interest rate swaps, net of income tax expense of ($30), ($101), ($66) and ($144), respectively	$48	$161	$106	$230
Gains/(losses) on foreign currency forwards, net of income tax (expense)/benefit of ($14), $75, ($10) and $112, respectively	43	(166)	21	(248)
Total change in unrealized losses from derivative instruments, net of income tax (effective portion)	$91	$(5)	$127	$(18)
NOTE 15. COMMITMENTS AND CONTINGENCIES
Contractual Obligations
In order to mitigate the risks of volatility in commodity markets to which we are exposed, we entered into forward purchase agreements with certain suppliers based on market prices and expected usage levels. Purchase commitments for certain ingredients, packaging materials and energy totaled $156.1 million as of June 28, 2014, as compared to $117.6 million as of December 28, 2013. These commitments included $38.8 million associated with discontinued operations as of June 28, 2014. In addition to these commitments, we have contracts for certain ingredients and packaging materials where we have secured a fixed price but do not have a minimum purchase quantity. We currently contract from approximately three to twelve months in advance for certain major ingredients and packaging.
We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $14.6 million as of June 28, 2014 and $14.0 million as of December 28, 2013.
Guarantees
We currently provide a partial guarantee for loans made to independent business owners (“IBO”) by third-party financial institutions for the purchase of route businesses. The outstanding aggregate balance on these loans was approximately $124.9 million as of June 28, 2014 compared to approximately $117.9 million as of December 28, 2013. The annual maximum amount of future payments we could be required to make under the guarantee equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the route businesses for which the loans are made. Accordingly, we have the ability to recover substantially all of the outstanding loan value upon default, and our liability associated with this guarantee is not significant.
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
We own a noncontrolling equity interest in Late July Snacks, LLC (“Late July”), an organic snack food company. This investment is reflected in other noncurrent assets on the Condensed Consolidated Balance Sheets. Equity earnings, which are not material, are included in other income, net on the Condensed Consolidated Statements of Income. We also manufacture and distribute products for Late July. Contract manufacturing revenue from Late July was approximately $0.9 million for each of the quarters ended June 28, 2014 and June 29, 2013, and $2.0 million and $1.8 million, respectively, for each the six months then ended. In addition, we purchase products from Late July to sell through our DSD network. Purchases from Late July were $2.3 million and $1.1 million during the second quarter of 2014 and 2013, respectively, and $3.9 million and $1.8 million for the first six months of 2014 and 2013, respectively. Accounts receivable due from Late July totaled $0.3 million and $0.4 million at June 28, 2014 and December 28, 2013, respectively.
ARWCO Corporation, MAW Associates, LP and Warehime Enterprises, Inc. are significantly owned or controlled by the Chairman of the Board of Snyder’s-Lance, Inc. or direct family members. Among other unrelated business activities, these entities provide financing to IBOs for the purchase of trucks and routes. We have entered into loan service agreements with these related parties that allow us to repurchase certain distribution assets in the event an IBO defaults on a loan with the related party. We are required to repurchase the assets 30 days after default at the value as defined in the loan service agreement which approximates fair market value. As of June 28, 2014, there were outstanding loans made to IBOs by the related parties of approximately $28.3 million, compared to $30.6 million as of December 28, 2013. Our Chairman of the Board also serves as an officer and/or director of these entities. Transactions with these related parties are primarily related to the collection and remittance of loan payments on notes receivable held by the affiliates. We are reimbursed for certain overhead and administrative services associated with the services provided to these related parties. The receivables from, payables to and administrative fees from these entities are not significant for any period presented.
One of our directors, C. Peter Carlucci, Jr., is a member of Eckert Seamans Cherin & Mellott, LLC (“Eckert”), which serves as one of our outside legal firms. Expenses incurred for services provided by Eckert were $0.2 million in the second quarter of 2014 and $0.1 million in the second quarter of 2013, and $0.3 million and $0.4 million for the first six months of 2014 and 2013, respectively.
We own 51% of Patriot Snacks Real Estate, LLC (“Patriot”) and consolidate its balance sheet and operating results into our consolidated financial statements. The remaining 49% is owned by an employee.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 17. OTHER COMPREHENSIVE INCOME
Total comprehensive income attributable to Snyder’s-Lance, Inc., determined as net income adjusted by total other comprehensive income, was $14.0 million and $10.6 million for the quarters ended June 28, 2014 and June 29, 2013, respectively, and $29.0 million and $28.9 million, respectively, for the six months then ended. Total other comprehensive income presently consists of foreign currency translation adjustments and unrealized gains and losses from our derivative financial instruments accounted for as cash flow hedges.
Amounts reclassified out of accumulated other comprehensive income, net of tax, consisted of the following:

		Quarter Ended		Six Months Ended
(in thousands)	Income Statement Location	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Losses on cash flow hedges reclassified out of accumulated other comprehensive income:
Interest rate swaps, net of tax of $47, $56, $107 and $125, respectively	Interest expense, net	$(75)	$(89)	$(171)	$(200)
Foreign currency forwards	Discontinued operations, net of income tax	(4)	(148)	(191)	(212)
Total cash flow hedge reclassifications, net of tax		$(79)	$(237)	$(362)	$(412)
During the six months ended June 28, 2014, changes to the balance in accumulated other comprehensive income were as follows:

(in thousands)	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of December 28, 2013	$(574)	$10,745	$10,171

Other comprehensive (loss)/income before reclassifications	(235)	361	126
Losses reclassified from accumulated other comprehensive income	362	—	362
Net other comprehensive income	127	361	488

Balance as of June 28, 2014	$(447)	$11,106	$10,659
During the six months ended June 29, 2013, changes to the balance in accumulated other comprehensive income were as follows:

(in thousands)	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of December 29, 2012	$(842)	$15,960	$15,118

Other comprehensive loss before reclassifications	(430)	(3,905)	(4,335)
Losses reclassified from accumulated other comprehensive income	412	—	412
Net other comprehensive loss	(18)	(3,905)	(3,923)

Balance as of June 29, 2013	$(860)	$12,055	$11,195

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 18. SEGMENT REPORTING
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
Revenue by Product Category
Net revenue by product category was as follows:

	Quarter Ended		Six Months Ended
(in thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Branded	$275,083	$269,669	$534,254	$527,856
Partner brand	87,852	77,630	169,898	148,039
Other	36,661	31,190	68,460	61,135
Net revenue	$399,596	$378,489	$772,612	$737,030
Due to the sale of Private Brands and the reclassification of associated revenues to discontinued operations, the Private brand product category was removed and Private brand revenues not included in the sale transaction were reclassified to Other. The Other product category primarily consists of contract manufactured products.
Significant Customers
Sales to our largest retailer, Wal-Mart Stores, Inc., were approximately 14% of net revenue for the quarter and six months ended June 28, 2014, and 15% and 16% of net revenue for the quarter and six months ended June 29, 2013, respectively. Our sales to Wal-Mart Stores, Inc. do not include sales from third-party distributors outside our DSD network. Sales to third-party retail distributors represent approximately 5% of our net revenue and may increase sales to Wal-Mart Stores, Inc. by an amount we are unable to estimate. Accounts receivable as of June 28, 2014 and December 28, 2013, included receivables from Wal-Mart Stores, Inc. of $17.0 million and $16.9 million, respectively.
NOTE 19. SUBSEQUENT EVENTS
On August 5, 2014, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on August 29, 2014 to stockholders of record on August 21, 2014.
On June 30, 2014, we completed the sale of Private Brands as previously announced on May 6, 2014 (see Note 3) for $430 million in cash, subject to working capital and other customary adjustments, with expected after-tax proceeds of approximately $300 million. We expect to record a gain on the sale transaction in discontinued operations in the third quarter of 2014.

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
Overview
The second quarter of 2014 was another transformational quarter for our Company. We completed the merger of Snyder’s of Hanover, Inc. and Lance, Inc. less than four years ago. We quickly moved to convert our DSD network to an IBO network in order to strengthen our DSD organization, which we accomplished by converting 1,300 company owned routes to IBO’s in only 18 months. In the fourth quarter of 2012, we acquired Snack Factory, adding to our Core brands Snack Factory® Pretzel Crisps® pretzel crackers. This acquisition not only expanded our presence in grocery to the deli but also added another premium, “better for you” and differentiated snack food product to our branded portfolio. On May 7, 2014, we announced two separate transactions; the acquisition of Baptista’s Bakery, Inc. ("Baptista's) and the sale of Private Brands. These two transactions in tandem positioned us as a Branded snack food company and enhanced our capabilities to innovate and strategically acquire products that are positioned to meet changing consumer trends. Shortly after closing on the acquisition of Baptista’s, we announced a margin improvement and restructuring plan (the "Restructuring Plan") to improve profitability and operating profit margins. All of these actions are aligned with our strategic plan by supporting long-term branded revenue growth and profitability through investing in advertising, capital expenditures and innovation. The following describes in more detail the activities of the second quarter of 2014:

•
On June 13, 2014, we completed the acquisition of Baptista’s, an industry leader in highly-differentiated snack food development and innovation including organic, all-natural and gluten-free products. As the manufacturer of our fast-growing Snack Factory® Pretzel Crisps® brand, they have unique capabilities consistent with our own innovation plans that will complement our family of brands. This transaction will benefit our Company through incremental product development and innovation while leveraging our marketing and product distribution capabilities.

•
Shortly after the end of our second quarter, we completed the sale of two of our subsidiaries, S-L Snacks IA, LLC, S-L Snacks Private Brands, LLC, as well as certain assets of our Canadian subsidiary, Tamming Foods Ltd. ("Private Brands"), to Shearer's Foods, LLC ("Shearer's") for $430 million. This transaction included the sale of manufacturing facilities located in Burlington, Iowa and Guelph, Ontario as well as the exclusive right to manufacture and sell the majority of our private brand products and certain contract manufactured products. Shearer’s is a leading provider of private label snacks headquartered in Massillon, OH. In connection with this transaction, we entered into an agreement with Shearer's to contract manufacture certain products previously produced at other manufacturing facilities ("Supply Agreement") for an initial term of two years subsequent to the sale. Additionally, the Company entered into a transition services agreement ("TSA") effective on the first day of the third quarter to provide certain finance, accounting, information technology, supply chain, and other general services to facilitate the orderly transfer of the business operations to Shearer's. The impact to income associated with the TSA is not expected to be material and we expect it to be completed in the fourth quarter of 2014.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
Beginning in the second quarter of 2014, the assets and liabilities of the Private Brands disposal group were considered held-for-sale and presented as discontinued operations in our Condensed Consolidated Balance Sheets because we will not have continuing involvement with the assets included in the disposal group. In addition, the revenues and expenses that will no longer continue after the sale of Private Brands, and where we have no substantial continuing involvement, were reclassified to discontinued operations in the Condensed Consolidated Statements of Income. All prior period results were retrospectively adjusted to consistently present continuing and discontinued operations.

•
On June 27, 2014, we initiated the restructuring plan to reduce overhead costs that remain after the sale of Private Brands. The Restructuring Plan includes a combination of operational initiatives, headcount reductions and more efficient utilization of third-party professional resources. Severance expenses of $2.5 million and $0.6 million were recognized in selling, general and administrative and cost of sales, respectively, during the quarter ended June 28, 2014, in conjunction with the Restructuring Plan. We plan to complete actions associated with the Restructuring Plan by the beginning of the third quarter of 2015. For the remainder of the year, we are expecting between $2 million and $4 million in cost savings associated with the Restructuring Plan.

During the second quarter of 2014, we continued to execute our strategic plan which provides for growth of our Core brands (Snyder’s of Hanover®, Lance®, Cape Cod® and Snack Factory® Pretzel Crisps®) through expanded distribution, innovation and advertising. In addition, the second quarter performance was impacted by the following:

•	We continued to significantly expand the west coast distribution of our Cape Cod® kettle-cooked chips and increased these revenues substantially when compared to the second quarter of 2013.

•
The success of our new product offerings continued, including strong results from our Snyder’s of Hanover® Sweet and Salty pretzel pieces, new flavors of Cape Cod® kettle-cooked potato chips and Cape Cod® popcorn, Lance® Bolds® sandwich crackers, as well as Snack Factory® Pretzel Crisps® Minis.

•
There continues to be a significant emphasis on revitalizing our Lance® sandwich cracker brand. This process began with upgrading our packaging and packaging configurations as well as updating the image and reach of this product. We also have significant innovation plans with new product launches and marketing initiatives set for late in the third quarter of this year and into 2015.

•
We recognized $6.5 million in impairment charges, including a $3.6 million write-down of one of our trademarks and $2.9 million in fixed asset impairment primarily related to machinery and equipment where expected future cash flows are not expected to support the carrying value due to the sale of Private Brands.

•
We entered into an Amended and Restated Credit Agreement during the second quarter which increased the amount available under our revolving credit facility from $265 million to $375 million. In addition, our $325 million term loan, of which we still owed $300.6 million, was replaced by two $150 million term loans with reduced interest rates and extended terms. Debt issuance costs associated with the amended credit facility including the new term loans of approximately $1.9 million were deferred and will be amortized over the life of the loans. In addition, we recognized $0.8 million in additional interest expense in the second quarter of 2014 due to the write-off of certain unamortized debt issuance costs associated with the previous amendment to the revolving credit facility in 2010 and the prior term loan.

•
We continued to show growth in Partner brand revenues through the addition of new partner brand products and increased distribution. The Other product category also showed strong revenue growth as a result of new contract manufacturing obtained in 2014.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended June 28, 2014 Compared to Quarter Ended June 29, 2013

	Quarter Ended				Favorable/ (Unfavorable) Variance
(in thousands)	June 28, 2014		June 29, 2013
Net revenue	$399,596	100.0%	$378,489	100.0%	$21,107	5.6%
Cost of sales	254,707	63.7%	244,386	64.6%	(10,321)	(4.2)%
Gross margin	144,889	36.3%	134,103	35.4%	10,786	8.0%
Selling, general and administrative	121,312	30.4%	118,036	31.2%	(3,276)	(2.8)%
Impairment charges	6,503	1.6%	1,900	0.5%	(4,603)	(242.3)%
Gain on sale of route businesses, net	(297)	(0.1)%	(1,482)	(0.4)%	(1,185)	(80.0)%
Other loss/(income), net	501	0.2%	(1,476)	(0.4)%	(1,977)	nm
Income before interest and income taxes	16,870	4.2%	17,125	4.5%	(255)	(1.5)%
Interest expense, net	4,111	1.1%	3,521	0.9%	(590)	(16.8)%
Income tax expense	4,584	1.1%	5,141	1.4%	557	10.8%
Income from continuing operations	8,175	2.0%	8,463	2.2%	(288)	(3.4)%
Discontinued operations, net of income tax	3,523	0.9%	4,567	1.2%	(1,044)	(22.9)%
Net income	11,698	2.9%	13,030	3.4%	(1,332)	(10.2)%
nm = not meaningful
Net Revenue
Net revenue by product category was as follows:

	Quarter Ended				Favorable/ (Unfavorable) Variance
(in thousands)	June 28, 2014		June 29, 2013
Branded	$275,083	68.8%	$269,669	71.2%	$5,414	2.0%
Partner brand	87,852	22.0%	77,630	20.5%	10,222	13.2%
Other	36,661	9.2%	31,190	8.3%	5,471	17.5%
Net revenue	$399,596	100.0%	$378,489	100.0%	$21,107	5.6%
Branded net revenue increased $5.4 million, or 2.0%, compared to the second quarter of 2013, led by growth in three of our four Core brands. The revenue increase was primarily due to significant volume growth in our Cape Cod® products and was also supported by continued growth in Snyder's of Hanover® and Snack Factory® Pretzel Crisps® products. The significant growth in our Cape Cod® kettle-cooked potato chips continued in part as a result of new distribution to retailers on the west coast, an expanding market for this brand. The growth in our Core brands was also supported by product innovation and the release of new flavors and products in 2014. The most successful new products included Snyder’s of Hanover® Sweet and Salty pretzel pieces, Lance® Bolds® sandwich crackers, new flavors of Cape Cod® kettle-cooked potato chips and Snack Factory® Pretzel Crisps® Minis. The net revenue increases in the three Core brands were partially offset by a slight decrease in net revenues from our Lance® sandwich crackers. Allied branded net revenue remained relatively flat with the prior year.
Partner brand net revenue grew 13.2% compared to the second quarter of 2013. The increase was primarily due to gaining new products for distribution through our DSD network. In addition, our distributor acquisitions in the second half of 2013 brought in additional Partner brand revenue. Adding strong regional partner brands to our portfolio continues to provide opportunities for geographic expansion of our DSD network including our Branded products.
Due to the sale of Private Brands and the reclassification of associated revenues to discontinued operations, the Private brand product category was removed and Private brand revenues not included in the sale transaction were reclassified to Other. Other net revenue increased $5.5 million, or 17.5%, from the second quarter of 2013 primarily due to increased revenue from one contract manufacturing customer. Also, included in Other revenue for the quarter was the addition of two weeks of Baptista's contract manufacturing revenue. This revenue represented approximately half of the Other revenue growth.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Margin
Gross margin increased $10.8 million in the second quarter of 2014 compared to the second quarter of 2013 and increased 0.9% as a percentage of revenue. The majority of the increase in gross margin was due to increased sales volume compared to the prior year across all product categories. The increase in gross margin as a percentage of revenue was driven by lower commodity costs, improved manufacturing efficiencies and a reduction in capital project start-up costs during the quarter compared to the prior year. This increase was partially offset by a greater mix of revenues from Partner brand products which generally have lower margins than our manufactured Branded products.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $3.3 million in the second quarter of 2014 compared to the second quarter of 2013, but decreased 0.8% as a percentage of net revenue. The majority of the increase was due to severance expenses of $2.5 million incurred in 2014 in conjunction with our margin improvement and restructuring plan. In addition, we experienced higher freight costs compared to the prior year due to third-party freight carrier capacity constraints and increased fuel costs.
Impairment Charges
We recognized $6.5 million in impairment charges in the second quarter of 2014 compared to $1.9 million in impairment charges in the second quarter of 2013. The 2014 impairment charges were related to a $3.6 million write-down of one of our trademarks and $2.9 million in impairment of machinery and equipment where expected future cash flows are not expected to support the carrying value due to the sale of Private Brands. This compared to a $1.9 million impairment in the second quarter of 2013 associated with the write-off of one of our trademarks.
Gain on the Sale of Route Businesses, Net
During the second quarter of 2014, we recognized $0.3 million in gains on the sale of route businesses compared with gains of $1.5 million in the second quarter of 2013. The reduction in gains was a result of a decrease in route sale activity in 2014 compared to 2013.
Other Income, Net
Other income declined approximately $2.0 million from the second quarter of 2013 to the second quarter of 2014 due primarily to additional fee income associated with route transfers in the prior year.
Interest Expense, Net
Interest expense increased approximately $0.6 million in the second quarter of 2014 compared to the second quarter of 2013. The increase was due to the $0.8 million write-off of previously capitalized debt issuance costs associated with the debt refinancing.
Income Tax Expense
Our effective income tax rate decreased to 35.9% for the second quarter of 2014 compared to 37.8% for the second quarter of 2013. The decrease in the effective income tax rate was primarily due to a higher taxable gain on the sale of route businesses as a result of non-deductible goodwill in the second quarter of 2013.

Discontinued Operations, Net of Income Tax
Income from discontinued operations, net of income tax, reflects results of operations of the Private Brands disposal group for the current quarter. The results of operations for the Private Brands disposal group for the corresponding prior year quarter have been reclassified as discontinued operations. The reduction in income from discontinued operations is primarily due to an additional $1.3 million of discrete income tax expense recorded in the second quarter of 2014 related to the reversal of the indefinite reinvestment assertion on the earnings of our foreign subsidiary prior to December 28, 2013.  We have reversed the assertion of permanent reinvestment of those earnings as a result of the classification of the operations of our Canadian subsidiary as discontinued.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended June 28, 2014 Compared to Six Months Ended June 29, 2013

	Six Months Ended				Favorable/ (Unfavorable) Variance
(in thousands)	June 28, 2014		June 29, 2013
Net revenue	$772,612	100.0%	$737,030	100.0%	$35,582	4.8%
Cost of sales	494,537	64.0%	470,238	63.8%	(24,299)	(5.2)%
Gross margin	278,075	36.0%	266,792	36.2%	11,283	4.2%
Selling, general and administrative	237,376	30.7%	223,411	30.3%	(13,965)	(6.3)%
Impairment charges	7,503	1.0%	1,900	0.3%	(5,603)	(294.9)%
Gain on sale of route businesses, net	(1,460)	(0.2)%	(1,592)	(0.2)%	(132)	(8.3)%
Other loss/(income), net	581	0.1%	(2,617)	(0.4)%	(3,198)	nm
Income before interest and income taxes	34,075	4.4%	45,690	6.2%	(11,615)	(25.4)%
Interest expense, net	7,501	1.0%	6,960	1.0%	(541)	(7.8)%
Income tax expense	7,910	1.0%	15,010	2.0%	7,100	47.3%
Income from continuing operations	18,664	2.4%	23,720	3.2%	(5,056)	(21.3)%
Discontinued operations, net of income tax	9,845	1.3%	9,218	1.3%	627	6.8%
Net income	28,509	3.7%	32,938	4.5%	(4,429)	(13.4)%
nm = not meaningful
Net Revenue
Net revenue by product category was as follows:

	Six Months Ended				Favorable/ (Unfavorable) Variance
(in thousands)	June 28, 2014		June 29, 2013
Branded	$534,254	69.1%	$527,856	71.6%	$6,398	1.2%
Partner brand	169,898	22.0%	148,039	20.1%	21,859	14.8%
Other	68,460	9.0%	61,135	8.3%	7,325	12.0%
Net revenue	$772,612	100.0%	$737,030	100.0%	$35,582	4.8%
Branded net revenue increased $6.4 million, or 1.2%, compared to the first six months of 2013, led by growth in three of our four Core brands. The revenue increase was primarily due to significant volume growth and increased market share in our Cape Cod® products and was also supported by revenue growth in Snyder's of Hanover® and Snack Factory® Pretzel Crisps® products. The significant growth in our Cape Cod® kettle-cooked potato chips continued to be supported by new distribution to retailers on the west coast, an expanding market for this brand. The growth in our Core brands was also supported by product innovation and the release of new flavors and products in 2014. The net revenue increases in the three Core brands were partially offset by a decrease in net revenues from our Lance® sandwich crackers. Compared to the first six months of 2013, Lance® sandwich cracker net revenue was negatively impacted by an overall shift in consumer purchases to other categories, as well as higher promotional spending necessary to mitigate the impact of increased competition. However, this brand maintained its market share leader position in the sandwich cracker category. Allied branded net revenue remained relatively flat with the prior year.
Partner brand net revenue grew 14.8% compared to the first six months of 2013. The increase was primarily due to gaining new products for distribution through our DSD network. In addition, our distributor acquisitions in the second half of 2013 brought in additional Partner brand revenue. Adding strong regional partner brands to our portfolio continues to provide opportunities for geographic expansion of our DSD network including our Branded products.
Due to the sale of Private Brands and the reclassification of associated revenues to discontinued operations, the Private brand product category was removed and Private brand revenues not included in the sale transaction were reclassified to Other. Other net revenue increased $7.3 million, or 12.0%, from the first six months of 2013 primarily due to increased revenue from one contract manufacturing customer.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Margin
Gross margin increased $11.3 million in the first six months of 2014 compared to the first six months of 2013 but declined 0.2% as a percentage of revenue. The majority of the increase in gross margin was due to increased sales volume compared to the prior year across all product categories. The decline as a percentage of revenue was primarily the result of an greater mix of revenues from Partner brand products which generally have lower margins than our manufactured Branded products. In addition, we increased promotions in the first quarter of 2014 to support our new product offerings as well as our west coast expansion of Cape Cod® kettle-cooked potato chips. The decline in gross margin as a percentage of revenue was partially offset by improved manufacturing efficiencies when compared to the first six months of 2013.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $14.0 million in the first six months of 2014 compared to the first six months of 2013, and increased 0.4% as a percentage of net revenue. The majority of the increase was the result of incremental advertising and marketing costs compared to the first six months of 2013. In addition, we experienced higher freight costs compared to the prior year due to adverse weather conditions, third-party freight carrier capacity constraints and increased fuel costs. We also incurred severance expenses of $2.5 million in 2014 in conjunction with our margin improvement and restructuring plan.
Impairment Charges
We recognized $7.5 million in impairment charges in the first six months of 2014 compared to $1.9 million in impairment charges in the first six months of 2013. The 2014 impairment charges were related to a $3.6 million write-down of one of our trademarks, $2.9 million in impairment of machinery and equipment where expected future cash flows are not expected to support the carrying value due to the sale of Private Brands, and $1.0 million in impairment related to our Corsicana, Texas facility. This compared to a $1.9 million impairment in the first six months of 2013 associated with the write-off of one of our trademarks.
Gain on the Sale of Route Businesses, Net
Purchases and sales of route businesses remained relatively consistent with the prior year through the first six months of 2014 as we recognized $1.5 million in gains on the sale of route businesses compared to gains of $1.6 million in the first six months of 2013.
Other Income, Net
Other income declined approximately $3.2 million from the first six months of 2013 to the first six months of 2014 due primarily to additional fee income associated with route transfers in the prior year and losses incurred on the sale of fixed assets during the current year.
Interest Expense, Net
Interest expense increased approximately $0.5 million in the first six months of 2014 compared to the first six months of 2013. The increase was due to the $0.8 million write-off of previously capitalized debt issuance costs associated with the debt refinancing.
Income Tax Expense
Our effective income tax rate decreased from 38.8% for the first six months of 2013 to 29.8% for the first six months of 2014. The decrease in our effective income tax rate was primarily due to the recognition of previously established unrecognized tax benefits in 2014.

Discontinued Operations, Net of Income Tax
Income from discontinued operations, net of income tax, increased in the first six months of 2014 primarily due to lower manufacturing and overhead costs directly related to the consolidation of our Canadian manufacturing facilities to one location. This was partially offset by an additional $1.3 million of discrete income tax expense recorded in the second quarter of 2014 related to the reversal of the indefinite reinvestment assertion on the earnings of our Canadian subsidiary prior to December 28, 2013.
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
Operating Cash Flows
Cash flow provided by operating activities increased $0.6 million in the first six months of 2014 compared to the first six months of 2013. The increase was primarily driven by a one day improvement in days sales outstanding in 2014 compared to 2013.
Investing Cash Flows
Cash used in investing activities totaled $234.4 million in the first six months of 2014 compared with $40.6 million in the first six months of 2013. The increase in cash used in investing activities was primarily due to $202.3 million for the acquisition of Baptista's.
Capital expenditures for fixed assets, principally manufacturing equipment, were $33.9 million for the first six months of 2014 compared to $39.9 million for the first six months of 2013. Capital expenditures are expected to continue at a level sufficient to support our strategic and operating needs and are projected to be between $75 million and $77 million in 2014, which includes capacity expansion for Baptista's. Approximately half of these expenditures are expected to support ongoing operations, with the remaining projects focused on adding capacity or providing production efficiencies.
Financing Cash Flows
Net cash provided by financing activities of $185.6 million in the first six months of 2014 was principally due to $215.0 million in net proceeds from existing credit facilities which were drawn in order to finance the acquisition of Baptista's. This was partially offset by dividends paid of $22.4 million, as well as debt repayments totaling $8.8 million. Cash used in financing activities in the first six months of 2013 was $14.7 million, principally due to dividend payments of $22.1 million, partially offset by proceeds from the issuance of common stock of $7.5 million.

Subsequent to the end of the second quarter of 2014, we completed the sale of Private Brands for $430.0 million. A portion of the cash proceeds, net of approximately $130 million in income taxes, generated by this sale was used to repay the borrowings necessary to finance the acquisition of Baptista's and fund potential strategic acquisitions.
On August 5, 2014, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on August 29, 2014 to stockholders of record on August 21, 2014.
Debt
During the second quarter of 2014, we entered into an Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement provides for borrowings under credit facilities consisting of:

•	a $375 million five-year revolving credit facility with a $30 million sublimit for standby letters of credit;

•	a $150 million five-year term loan; and

•	a $150 million ten-year term loan.
Subject to compliance with certain conditions, we have the ability to increase the size of the revolving credit facility by up to $200 million. The revolving credit facility and five-year term loan mature on May 30, 2019, and the ten-year term loan matures on May 30, 2024.
In accordance with the Amended and Restated Credit Agreement, we terminated our prior term loan agreement. A payment of approximately $0.6 million was made to pay the difference between the amount owed on the prior term loan and the amount borrowed under the five-year and ten-year term loans.
Borrowings under the new credit facilities will bear interest at rates equal to a Eurodollar rate plus an applicable margin or a base rate plus applicable margin. The applicable margin on Eurodollar rate loans for the revolving credit facility began at 1.10%. The applicable margin on Eurodollar rates for the five-year term loan and ten-year term loan began at 1.25% and 1.625%, respectively. The applicable margin is subject to adjustment based on changes in our adjusted net debt-to-EBITDA ratio.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are required to repay the aggregate principal amount of (a) all loans under the revolving credit facility on May 30, 2019, (b) the five-year term loan in quarterly principal installments of $1.875 million beginning June 30, 2014 with the balance due on May 30, 2019, and (c) the ten-year term loan in quarterly principal installments of $7.5 million beginning September 30, 2019 with the balance due May 30, 2024. The Amended and Restated Credit Agreement also contains optional prepayment provisions and has financial covenants that are similar to those that were included in the credit agreements prior to this refinancing. We are currently in compliance with all debt covenants.

We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $14.6 million as of June 28, 2014 and $14.0 million as of December 28, 2013.
Contractual Obligations
We lease certain facilities and equipment classified as operating leases. In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have also entered into forward purchase agreements with certain suppliers based on market prices and expected usage levels. Purchase commitments for certain ingredients, packaging materials and energy totaled $156.1 million as of June 28, 2014. These commitments included $38.8 million associated with discontinued operations. In addition to these commitments, we have contracts for certain ingredients and packaging materials where we have secured a fixed price but do not have a minimum purchase quantity. We currently contract from approximately three months to twelve months in advance for certain major ingredients and packaging.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity or cash flows.

We currently provide a partial guarantee for loans made to IBOs by third-party financial institutions for the purchase of route businesses. The outstanding aggregate balance on these loans was approximately $124.9 million as of June 28, 2014 compared to approximately $117.9 million as of December 28, 2013. The annual maximum amount of future payments we could be required to make under the guarantee equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the route businesses for which the loans are made. Accordingly, we have the ability to recover substantially all of the outstanding loan value upon default, and our liability associated with this guarantee is not significant.
Market Risks
We are exposed to certain commodity and interest rate risks as part of our ongoing business operations. We may use derivative financial instruments where appropriate, to manage some of these risks related to interest rates. We do not use derivatives for trading purposes. See the “Contractual Obligations” section for a discussion of market risks associated with ingredients, packaging materials and energy costs.
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable-rate debt. While these interest rate swap agreements fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $0.3 million lower without these swaps during the first six months of both 2014 and 2013.
We are exposed to credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. For the six months ended June 28, 2014 and June 29, 2013, net bad debt expense was $0.8 million and $1.3 million, respectively. Allowances for doubtful accounts were $1.5 million at both June 28, 2014 and December 28, 2013.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Quantitative and qualitative disclosures about market risks are included under “Market Risks” in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 4. Controls and Procedures
As of the end of the period covered by this report, and pursuant to Rule 13a – 15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a – 15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 28, 2014. Our evaluation did not include the internal controls over financial reporting of Baptista's, which was acquired on June 13, 2014. Total assets, excluding goodwill and other intangibles, and net revenues for the acquisition represent 6.3% and 0.3%, respectively, of the related consolidated financial statement amounts as of and for the six months ended June 28, 2014.
There have been no changes in our internal control over financial reporting during the quarter ended June 28, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
We are currently subject to various lawsuits and environmental matters arising in the normal course of business. In our opinion, such matters should not have a material effect upon our consolidated financial statements taken as a whole.
Item 1A.  Risk Factors
In addition to the risk factors disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2013, the following additional risks related to the completed transactions with Shearer’s Foods, LLC and Baptista’s Bakery, Inc., as referenced in Part I, Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Overview,” should be carefully considered:

•	The failure to successfully integrate and realize the anticipated benefits from the Baptista's Bakery acquisition could have an adverse impact on future operating results; and

•
Our inability to generate revenue and earnings to replace those previously generated by Private Brands or to generate cost reductions to offset overhead costs previously absorbed by Private Brands could negatively impact future results from continuing operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Amended and Restated Credit Agreement entered into on May 30, 2014, restricts our payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $200 million. As of June 28, 2014, our consolidated stockholders’ equity was $931.3 million and we were in compliance with this covenant. The private placement agreement for $100 million of senior notes assumed as part of the Merger has provisions no more restrictive than the Amended and Restated Credit Agreement.
The following table presents information with respect to purchases of common stock of the Company made during the quarter ended June 28, 2014, by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 30, 2014 - April 30, 2014	12	$27.16	—	299,988
May 1, 2014 - May 31, 2014	261	26.54	—	299,727
June 1, 2014 - June 28, 2014	—	—	—	299,727
Total	273	$26.57	—	299,727

(1)
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

2.1
Stock and Membership Interest Purchase Agreement, dated as of May 6, 2014, by and among Snyder’s-Lance, Inc., Baptista’s Bakery, Inc., 5C Investments LLC, Nannette M. Gardetto 1994 Trust, Nannette M. Gardetto and S-L Snacks National, LLC, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 19, 2014 (File No. 0-398).

2.2
Purchase and Sale Agreement, dated as of May 6, 2014, by and among S-L Snacks National, LLC, Tamming Foods Ltd., Shearer’s Foods, LLC and Shearer’s Foods Canada, Inc., incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 7, 2014 (File No. 0-398).

3.1
Restated Articles of Incorporation of Snyder’s-Lance, Inc. as amended through May 3, 2013, incorporated herein by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2013 (File No. 0-398).

3.2	Bylaws of Snyder’s-Lance, Inc., as amended through May 6, 2014, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 9, 2014 (File No. 0-398).

10.1
Amended and Restated Credit Agreement, dated as of May 30, 2014, by and among Snyder’s-Lance, Inc., Bank of America, National Association, as administrative agent and issuing lender, and each of the lenders party thereto, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 4, 2014 (File No. 0-398).

10.2
Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of June 24, 2014, by and among Snyder’s-Lance, Inc., Bank of America, National Association, as administrative agent and issuing lender, and each of the lenders party thereto, filed herewith.

10.3*
Snyder’s-Lance, Inc. 2014 Director Stock Plan, incorporated herein by reference to Annex A to the Registrant’s Definitive Proxy Statement filed on Schedule 14A filed on March 25, 2014 (File No. 0-398).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

32	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

* Management contract.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNYDER’S-LANCE, INC.

Date: August 7, 2014	By:	/s/ Rick D. Puckett
Rick D. Puckett
Executive Vice President, Chief Financial Officer and Treasurer