Form 10-Q
period 2014-09-27
SNYDER'S-LANCE, INC.
filed 2014-11-05
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarter ended September 27, 2014
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
Yes ☐         No ☑

The number of shares outstanding of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of October 27, 2014, was 70,271,392 shares.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
For the Quarters and Nine Months Ended September 27, 2014 and September 28, 2013

	Quarter Ended		Nine Months Ended
(in thousands, except per share data)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net revenue	$409,308	$385,242	$1,181,920	$1,122,272
Cost of sales	266,088	243,767	760,625	714,005
Gross margin	143,220	141,475	421,295	408,267

Selling, general and administrative	116,659	115,945	354,035	339,356
Impairment charges	—	—	7,503	1,900
Loss/(gain) on sale of route businesses, net	22	(465)	(1,438)	(2,057)
Other expense/(income), net	61	(4,541)	642	(7,158)
Income before interest and income taxes	26,478	30,536	60,553	76,226

Interest expense, net	2,984	3,742	10,485	10,702
Income before income taxes	23,494	26,794	50,068	65,524

Income tax expense	9,809	10,174	17,719	25,184
Income from continuing operations	13,685	16,620	32,349	40,340
Discontinued operations, net of income tax (Note 3)	124,097	6,492	133,942	15,710
Net income	137,782	23,112	166,291	56,050
Net income attributable to noncontrolling interests	16	213	32	329
Net income attributable to Snyder’s-Lance, Inc.	$137,766	$22,899	$166,259	$55,721

Amounts attributable to Snyder's-Lance, Inc.:
Continuing operations	$13,669	$16,407	$32,317	$40,011
Discontinued operations	124,097	6,492	133,942	15,710
Net income	$137,766	$22,899	$166,259	$55,721

Basic earnings per share:
Continuing operations	$0.19	$0.24	$0.46	$0.58
Discontinued operations	1.77	0.09	1.91	0.22
Net income	$1.96	$0.33	$2.37	$0.80

Weighted average shares outstanding - Basic	70,266	69,459	70,142	69,243

Diluted earnings per share:
Continuing operations	$0.19	$0.24	$0.46	$0.58
Discontinued operations	1.75	0.09	1.89	0.22
Net income	$1.94	$0.33	$2.35	$0.80

Weighted average shares outstanding - Diluted	71,001	70,294	70,869	70,013

Cash dividends declared per share	$0.16	$0.16	$0.48	$0.48
See Notes to the condensed consolidated financial statements (unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
For the Quarters and Nine Months Ended September 27, 2014 and September 28, 2013

	Quarter Ended		Nine Months Ended
(in thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income	$137,782	$23,112	$166,291	$56,050

Net unrealized gains on derivative instruments, net of income tax	91	247	218	229
Foreign currency translation adjustment	(11,706)	1,432	(11,345)	(2,473)
Total other comprehensive (loss)/income	(11,615)	1,679	(11,127)	(2,244)

Total comprehensive income	126,167	24,791	155,164	53,806
Comprehensive income attributable to noncontrolling interests	(16)	(213)	(32)	(329)
Total comprehensive income attributable to Snyder’s-Lance, Inc.	$126,151	$24,578	$155,132	$53,477
See Notes to condensed consolidated financial statements (unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
As of September 27, 2014 and December 28, 2013

(in thousands, except share data)	September 27, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$113,244	$14,080
Accounts receivable, net of allowances of $1,718 and $1,535, respectively	133,567	121,599
Inventories	123,807	100,447
Prepaid income taxes	—	9,094
Deferred income taxes	15,056	15,391
Assets held for sale	13,179	15,314
Prepaid expenses and other current assets	19,445	22,925
Current assets of discontinued operations (Note 3)	—	37,416
Total current assets	418,298	336,266

Noncurrent assets:
Fixed assets, net	421,896	312,527
Goodwill	484,387	422,318
Other intangible assets, net	508,661	516,607
Other noncurrent assets	19,727	22,250
Noncurrrent assets of discontinued operations (Note 3)	—	154,626
Total assets	$1,852,969	$1,764,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$8,561	$17,291
Accounts payable	56,826	45,966
Accrued compensation	28,064	27,530
Accrued casualty insurance claims	4,443	6,262
Accrued selling and promotional costs	18,172	12,636
Income tax payable	29,544	—
Other payables and accrued liabilities	23,641	22,016
Current liabilities of discontinued operations (Note 3)	—	14,503
Total current liabilities	169,251	146,204

Noncurrent liabilities:
Long-term debt	442,406	480,082
Deferred income taxes	163,563	190,393
Accrued casualty insurance claims	7,715	5,567
Other noncurrent liabilities	21,559	24,143
Noncurrent liabilities of discontinued operations (Note 3)	—	305
Total liabilities	804,494	846,694

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.83 1/3 par value. Authorized 110,000,000 shares; 70,269,682 and 69,891,890 shares outstanding, respectively	58,556	58,241
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; no shares outstanding	—	—
Additional paid-in capital	773,934	765,172
Retained earnings	217,739	85,146
Accumulated other comprehensive (loss)/income	(956)	10,171
Total Snyder’s-Lance, Inc. stockholders’ equity	1,049,273	918,730
Noncontrolling interests	(798)	(830)
Total stockholders’ equity	1,048,475	917,900
Total liabilities and stockholders’ equity	$1,852,969	$1,764,594
See Notes to the condensed consolidated financial statements (unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 27, 2014 and September 28, 2013

	Nine Months Ended
(in thousands)	September 27, 2014	September 28, 2013
Operating activities:
Net income	$166,291	$56,050
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	46,084	44,805
Stock-based compensation expense	4,962	4,397
Loss/(gain) on sale of fixed assets, net	827	(1,022)
Gain on sale of route businesses	(1,438)	(2,057)
Gain on sale of Private Brands, excluding transaction costs	(229,322)	—
Impairment charges	7,503	1,900
Deferred income taxes	(26,899)	8,962
Provision for doubtful accounts	1,413	1,812
Changes in operating assets and liabilities, excluding business acquisition and disposal	29,163	(40,374)
Net cash (used in)/provided by operating activities	(1,416)	74,473

Investing activities:
Purchases of fixed assets	(52,990)	(55,874)
Purchases of route businesses	(19,102)	(26,798)
Proceeds from sale of fixed assets	1,843	4,552
Proceeds from sale of route businesses	21,072	25,004
Proceeds from sale of investments	—	921
Proceeds from sale of Private Brands	430,017	—
Business acquisition, net of cash acquired	(202,230)	(1,513)
Net cash provided by/(used in) investing activities	178,610	(53,708)

Financing activities:
Dividends paid to stockholders	(33,666)	(33,243)
Dividends paid to noncontrolling interests	—	(232)
Debt issuance costs	(1,854)	—
Issuances of common stock	5,442	10,514
Repurchases of common stock	(1,328)	(709)
Repayments of long-term debt	(11,624)	(16,279)
Net (repayments)/proceeds from existing credit facilities	(35,000)	26,805
Net cash used in financing activities	(78,030)	(13,144)

Effect of exchange rate changes on cash	—	(195)

Increase in cash and cash equivalents	99,164	7,426
Cash and cash equivalents at beginning of period	14,080	9,276
Cash and cash equivalents at end of period	$113,244	$16,702

Supplemental information:
Cash paid for income taxes, net of refunds of $192 and $36, respectively	$113,246	$29,056
Cash paid for interest	$8,976	$9,806
See Notes to the condensed consolidated financial statements (unaudited).

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Snyder’s-Lance, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in our Form 10-K for the year ended December 28, 2013, filed with the Securities and Exchange Commission on February 25, 2014. The year-end condensed consolidated financial statement data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In our opinion, these condensed consolidated financial statements reflect all adjustments necessary to present fairly our condensed consolidated financial statements for the interim periods presented herein. The consolidated results of operations for the quarter and nine months ended September 27, 2014, are not necessarily indicative of the results to be expected for the full year.

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

Our significant accounting policies are summarized in Note 1 to the consolidated financial statements included in our Form 10-K for the year ended December 28, 2013. An update to these accounting policies is below.

Route Intangible Purchase and Sale Transactions
We purchase and sell route businesses as a normal part of maintenance of our Direct-Store-Delivery ("DSD") network. Our route territories subject to purchase and sale transactions represent integrated sets of inputs, activities and processes that are capable of being conducted and managed for the purpose of providing a return directly to the Independent Business Owner ("IBO") and meet the definition of a business in accordance with FASB ASC 805, Business Combinations. Upon acquisition of a route business, we allocate the purchase price based on the fair value of the indefinite-lived route intangible, representing our perpetual and exclusive distribution right in the route territory, with any excess purchase price attributed to goodwill. We recognize a gain or a loss on the sale of a route business upon completion of the sales transaction and signing of the relevant documents. We recognize a gain or loss on the sale by comparing the basis of the route business sold, which includes a relative fair value allocation of goodwill in accordance with ASC 350, Intangibles-Goodwill and Other, to the proceeds received from the IBO.

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

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 2. NEW ACCOUNTING STANDARDS
In March 2013, the FASB issued Accounting Standards Update No. 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This accounting standard clarifies the application of GAAP for the release of cumulative translation adjustments related to changes of ownership in or within foreign entities, including step acquisitions. This new guidance became effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. This standard has been properly applied in our condensed consolidated financial statements.
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
NOTE 3. DISCONTINUED OPERATIONS
On May 6, 2014, we entered into a definitive agreement to sell two of our subsidiaries, S-L Snacks IA, LLC and S-L Snacks Private Brands, LLC, as well as certain assets of our Canadian subsidiary, Tamming Foods Ltd., which included the exclusive rights to manufacture and sell the majority of our private brand products and certain contract manufactured products (“Private Brands”) to Shearer’s Foods, LLC (“Shearer’s”). The manufacturing facilities included in the sale were located in Burlington, Iowa and Guelph, Ontario. On June 30, 2014, we completed the sale of Private Brands for $430 million in cash with after-tax proceeds of approximately $303 million.
Beginning in the second quarter of 2014, revenues and expenses that no longer continued after the sale of Private Brands, and where we had no substantial continuing involvement, were reclassified to discontinued operations in the Condensed Consolidated Statements of Income. All prior period results were retrospectively adjusted to ensure comparability and consistent presentation of continuing and discontinued operations.
For the quarter and nine months ended September 27, 2014 and September 28, 2013, income statement amounts associated with discontinued operations were as follows:

	Quarter Ended		Nine Months Ended
(in thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net revenue	$—	$67,781	$124,256	$188,374
Cost of sales	—	51,662	94,396	148,281
Gross margin	—	16,119	29,860	40,093
Selling, general and administrative	—	6,165	11,886	17,254
Gain on sale of Private Brands	(222,963)	—	(222,963)	—
Other (income)/expense, net	—	(558)	205	(1,445)
Discontinued operations before income taxes	$222,963	$10,512	$240,732	$24,284
Income tax expense	98,866	4,020	106,790	8,574
Discontinued operations, net of income tax	$124,097	$6,492	$133,942	$15,710

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

We recorded a pretax gain in discontinued operations of approximately $223 million on the sale of Private Brands as follows:

(in thousands)	Total
Cash proceeds	$430,017

Less carrying value of net assets transferred:
Transaction related expenses	6,359
Total current assets	40,219
Fixed assets, net	39,123
Goodwill (1)	141,404
Other intangible assets, net	2,938
Total Liabilities	(11,883)
Derecognition of cumulative translation adjustment (2)	(11,106)
Gain on sale of Private Brands	$222,963

(1)
The component of goodwill included in the carrying amount of net assets transferred was based on the fair value of Private Brands relative to the fair value of the remaining business in accordance with ASC 350, Intangibles - Goodwill and Other.

(2)
The majority of our cumulative translation adjustment was derecognized as a result of the sale of Private Brands due to the sale of substantially all of the assets and liabilities of our Canadian subsidiary. We have no remaining operations in Canada and plan to liquidate the legal entity following the payment of outstanding tax liabilities associated with the gain on the sale.

Income tax expense recognized on the sale of domestic operations in the third quarter of 2014 was approximately $86 million.  The total effective tax rate on discontinued operations is higher than the statutory rate of 35% primarily due to the disposal of goodwill allocated to discontinued operations which has no tax basis and for which no deferred tax liability was recorded.
In the quarter ended June 28, 2014, we recorded additional deferred tax liabilities related to historic earnings of our Canadian subsidiary. Income tax on discontinued operations for the nine months ended September 27, 2014 included $1.3 million of discrete expense related to the reversal of the indefinite reinvestment assertion. The total tax expense associated with the sale of the Canadian assets, including amounts recorded in the second quarter of 2014, was approximately $15 million.
Beginning in the second quarter of 2014, the assets and liabilities of the Private Brands disposal group were considered held-for-sale and presented as discontinued operations in the Company's Condensed Consolidated Balance Sheets as the Company did not have any continuing involvement with the assets included in the disposal group. All prior period results of the Private Brands disposal group have been retrospectively adjusted as discontinued operations. This transaction was treated as an asset sale for tax purposes in both the United States and Canada. Therefore, deferred tax assets and liabilities were not included in the carrying amount of the assets and liabilities held for sale because they were not transferred to the buyer and are not a part of the disposal group.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The major classes of assets reclassified to discontinued operations included in the Company's Condensed Consolidated Balance Sheets were as follows:

(in thousands)	September 27, 2014	December 28, 2013
Accounts receivable, net	$—	$23,389
Inventories	—	13,303
Prepaid expenses and other current assets	—	724
Total current assets of discontinued operations	—	37,416
Fixed assets, net	—	36,729
Goodwill	—	114,823
Other intangible assets, net	—	3,062
Other noncurrent assets	—	12
Total noncurrent assets of discontinued operations	—	154,626
Total assets of discontinued operations	$—	$192,042

Accounts payable	$—	$8,544
Accrued compensation	—	2,262
Accrued selling and promotional costs	—	621
Other payables and accrued liabilities	—	3,076
Total current liabilities of discontinued operations	—	14,503
Other noncurrent liabilities	—	305
Total noncurrent liabilities of discontinued operations	—	305
Total liabilities of discontinued operations	$—	$14,808

As the sale of Private Brands was completed during the third quarter of 2014, there were no remaining assets or liabilities associated with discontinued operations as of September 27, 2014.
In connection with the sale of Private Brands, we entered into a Manufacturing and Supply Agreement ("Supply Agreement") to contract manufacture certain products as requested by Shearer's for an initial term of two years subsequent to the sale transaction for which we expect to realize revenue and incur expenses from the products sold to Shearer's. Under this agreement, certain manufacturing facilities that were not included in the disposal group will continue to produce certain products for Shearer’s. Accordingly, previous revenues earned for the production and sale of these products were not included in discontinued operations given the continued involvement and length of the Supply Agreement. Additionally, the Company entered into a transition services agreement ("TSA") effective on the first day of the third quarter to provide certain finance, accounting, information technology, supply chain, and other general services to facilitate the orderly transfer of the business operations to Shearer's. The impact to income associated with the TSA has not been material and work associated with the TSA is expected to be completed in the fourth quarter of 2014.
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

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the preliminary allocation among the assets acquired and liabilities assumed. We are working to assess the fair value of the assets and liabilities acquired and we plan to complete the purchase price allocation in the fourth quarter of 2014. Accordingly, the allocation of values to assets and liabilities represents management's best estimate at this time.

(in thousands)	Preliminary Purchase Price Allocation
Cash and cash equivalents	$2,028
Accounts receivable	8,324
Inventories	9,222
Prepaid expenses and other current assets	385
Fixed assets	102,176
Goodwill	88,712
Other intangible assets	3,600
Total assets acquired	$214,447

Current portion of long-term debt	$333
Accounts payable	6,748
Accrued compensation	1,227
Other payables and accrued liabilities	1,217
Long-term debt	667
Total liabilities assumed	$10,192

Net assets acquired	$204,255
Of the $3.6 million of acquired intangible assets, $2.7 million was assigned to developed technology, $0.6 million to a non-compete agreement and $0.3 million to customer relationships. The fair value of all assets acquired is deductible for income tax purposes. We incurred pre-tax acquisition-related transaction and other costs of $0.5 million in selling, general and administrative expense in the second quarter of 2014.
Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is attributable to the general reputation, assembled workforce, acquisition synergies and the expected future cash flows of the business.
Adjustments have been made to our preliminary purchase price allocation that was presented in our filing on Form 10-Q in the second quarter of 2014. The adjustments to our preliminary valuation primarily consisted of a $6.4 million increase in goodwill and a $5.1 million decrease in fixed assets. These adjustments did not result in material changes to our Condensed Consolidated Statements of Income or our Condensed Consolidated Balance Sheets presented in our previous filing.
Baptista's results were included in our Condensed Consolidated Statements of Income beginning June 13, 2014. The majority of Baptista's net revenue is internal and therefore eliminated in consolidation. In addition, profit margins on this internal net revenue are deferred and not realized until the products are sold to third party customers. External net revenue from Baptista’s of $19.8 million and $22.1 million was included for the quarter and nine months ended September 27, 2014, respectively. Baptista’s contributions to income before income taxes for the quarter and nine months ended September 27, 2014 were $1.7 million and $1.3 million, respectively.
On October 25, 2013, we acquired the remaining 20% of Michaud Distributors (“Michaud”) and now own all of the outstanding equity. We exchanged 342,212 newly issued unregistered shares of our common stock, approximately $10.2 million in equity consideration, for the remaining 20% equity in Michaud.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

On July 29, 2013, we acquired substantially all the assets of a snack food distributor in Massachusetts. Additionally, on November 5, 2013, we acquired substantially all the assets of a snack food distributor in Connecticut. These acquisitions were part of our plans to continue growing and strengthening our DSD network.
NOTE 5. MARGIN IMPROVEMENT AND RESTRUCTURING PLAN
On June 27, 2014, we initiated a margin improvement and restructuring plan (the "Restructuring Plan") to reduce overhead costs that remained after the sale of Private Brands (See Note 3) and established an initial liability of $3.1 million. The Restructuring Plan includes a combination of operational initiatives and headcount reductions. Severance expenses of $2.8 million were recognized in selling, general and administrative and $0.8 million were recognized in cost of sales during the nine months ended September 27, 2014 in conjunction with the Restructuring Plan. The remaining liability of $2.1 million was included in accrued compensation on the Condensed Consolidated Balance Sheets as of September 27, 2014. The changes in the liability associated with the Restructuring Plan for the quarter ended September 27, 2014, were as follows:

(in thousands)	Amount
Balance as of June 28, 2014	$3,059
Additional expense incurred	512
Payments made	(1,519)
Balance as of September 27, 2014	$2,052
We plan to complete activities associated with the Restructuring Plan by the end of the second quarter of 2015.
NOTE 6. EARNINGS PER SHARE
Basic earnings per share from continuing and discontinued operations is computed by dividing net income from continuing and discontinued operations attributable to Snyder’s-Lance, Inc., respectively, by the weighted average number of shares outstanding during each period. Diluted earnings per share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. In the calculation of diluted earnings per share, the denominator includes the number of additional common shares that would have been outstanding if our outstanding dilutive stock options had been exercised, as determined pursuant to the treasury stock method.
For the quarters and nine months ended September 27, 2014 and September 28, 2013, no shares were excluded from the calculation of diluted earnings per share.
NOTE 7. STOCK-BASED COMPENSATION
Stock-based compensation expense recorded in the Condensed Consolidated Statements of Income was $2.0 million and $1.5 million for the quarters ended September 27, 2014 and September 28, 2013, respectively. Stock-based compensation expense was $5.0 million and $4.3 million for the nine months ended September 27, 2014 and September 28, 2013, respectively. During the nine months ended September 27, 2014, we issued 418,272 non-qualified stock options at a weighted average exercise price of $26.66 per share and 149,490 restricted shares to employees and directors. During the nine months ended September 28, 2013, we issued 442,493 non-qualified stock options at a weighted average exercise price of $25.61 per share and 151,737 restricted shares to employees and directors.
During the quarter ended September 27, 2014, we repurchased 6,220 shares of common stock from employees to cover withholding taxes payable by employees upon the vesting of restricted stock. No shares were repurchased during the quarter ended September 28, 2013. During the nine months ended September 27, 2014 and September 28, 2013, we repurchased 49,607 and 27,755 shares, respectively.
In addition, we recorded $1.3 million and $1.2 million in incentive compensation expense for a performance-based cash incentive plan for the nine months ended September 27, 2014 and September 28, 2013, respectively.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 8. INVENTORIES
Inventories as of September 27, 2014 and December 28, 2013, consisted of the following:

(in thousands)	September 27, 2014	December 28, 2013
Finished goods	$76,726	$64,616
Raw materials	16,297	12,532
Maintenance parts, packaging and supplies	30,784	23,299
Total inventories	$123,807	$100,447
NOTE 9. FIXED ASSETS
Fixed assets as of September 27, 2014 and December 28, 2013, consisted of the following:

(in thousands)	September 27, 2014	December 28, 2013
Land and land improvements	$27,771	$25,544
Buildings and building improvements	146,720	129,427
Machinery, equipment and computer systems	459,019	361,481
Trucks, trailers and automobiles	33,785	30,629
Furniture and fixtures	11,717	11,971
Construction in progress	27,296	21,745
	$706,308	$580,797
Accumulated depreciation	(284,103)	(265,342)
	422,205	315,455
Fixed assets held for sale	(309)	(2,928)
Fixed assets, net	$421,896	$312,527
The increase in the value of our fixed assets is primarily attributable to the acquisition of Baptista's.
Depreciation expense was $13.9 million for the quarter ended September 27, 2014 with none attributed to discontinued operations. This compared to depreciation expense of $12.8 million during the quarter ended September 28, 2013 with $1.5 million attributed to discontinued operations. For the nine months ended September 27, 2014 and September 28, 2013, depreciation expense was $38.8 million and $37.6 million, respectively, with $2.8 million and $4.5 million attributed to discontinued operations, respectively. There were no fixed asset impairment charges recorded during the third quarter of 2014. There were $3.9 million in fixed asset impairment charges recorded during the first nine months of 2014. Fixed asset impairment charges of $2.9 million were recorded in the second quarter of 2014 primarily to write off certain machinery and equipment where expected future cash flows were not expected to support the carrying value due to the sale of Private Brands. These assets were not part of the sale transaction, so the impairment was included in continuing operations. The remaining $1.0 million impairment charge was incurred in the first quarter of 2014 and related to our former Corsicana, Texas facility. There were no fixed asset impairment charges recorded during the third quarter and first nine months of 2013.
The reduction in assets held for sale in the Condensed Consolidated Balance Sheets was primarily due to the sale of the land and building in Corsicana, Texas in the third quarter of 2014.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the nine months ended September 27, 2014, were as follows:

(in thousands)	Carrying Amount
Balance as of December 28, 2013	$422,318
Goodwill acquired in the purchase of Baptista's (Note 4)	88,712
Change in goodwill attributable to discontinued operations (1)	(26,581)
Goodwill acquired in the purchase of route businesses	5,287
Goodwill attributable to the sale of route businesses	(5,809)
Change in goodwill reclassified to route assets held for sale	283
Change in foreign currency exchange rate	177
Balance as of September 27, 2014	$484,387

(1)
Represents the difference between the amount of goodwill disposed of in the third quarter of 2014 and the amount of goodwill attributable to discontinued operations as of December 28, 2013. Refer to Note 3 for further discussion.

As of September 27, 2014 and December 28, 2013, other intangible assets consisted of the following:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of September 27, 2014:
Customer and contractual relationships – amortized	$145,656	$(23,695)	$121,961
Non-compete agreements – amortized	710	(138)	572
Reacquired rights – amortized	3,100	(1,222)	1,878
Patents – amortized	8,600	(1,534)	7,066
Developed technology – amortized	2,700	(52)	2,648
Routes – unamortized	18,875	—	18,875
Trademarks – unamortized	355,661	—	355,661
Balance as of September 27, 2014	$535,302	$(26,641)	$508,661

As of December 28, 2013:
Customer and contractual relationships – amortized	$145,356	$(17,531)	$127,825
Non-compete agreement – amortized	110	(62)	48
Reacquired rights – amortized	3,100	(932)	2,168
Patents – amortized	8,600	(947)	7,653
Routes – unamortized	19,652	—	19,652
Trademarks – unamortized	359,261	—	359,261
Balance as of December 28, 2013	$536,079	$(19,472)	$516,607
The increase in goodwill, developed technology, non-compete agreements, and customer relationships during the first nine months of 2014 related to the acquisition of Baptista's.
Amortization expense related to intangibles was $2.5 million and $2.4 million for the quarters ended September 27, 2014 and September 28, 2013, and $7.2 million and $7.1 million for the nine months then ended, respectively.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Routes and trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. During the second quarter of 2014, we recorded a $3.6 million impairment to write down one of our trademarks to its fair value of $2.5 million. The write down was necessary due to a reduction in projected future cash flows for this trademark, which was determined using a level 3 fair value measurement. This fair value determination was made using the relief from royalty method under the income approach, which required us to estimate unobservable factors such as a royalty rate and discount rate and identify relevant projected revenue. There were no additional impairments of intangible assets recorded during the quarter and nine months ended September 27, 2014.
During the second quarter of 2013, we recorded a $1.9 million impairment charge to write off one of our trademarks. The impairment charge was necessary due to the decision to replace future sales of associated products with a more recognizable brand. There were no additional impairments of intangible assets recorded during the quarter and nine months ended September 28, 2013.
The majority of our trademarks, predominately those acquired in more recent transactions, have a fair value which approximates the book value. Any adverse changes in the use of these trademarks or the sales volumes of the associated products could result in an impairment charge.
The changes in the carrying amount of route businesses for the nine months ended September 27, 2014, were as follows:

(in thousands)	Carrying Amount
Balance as of December 28, 2013	$19,652
Purchases of route businesses, exclusive of goodwill acquired	13,815
Sales of route businesses	(13,825)
Change in route businesses reclassified to assets held for sale	(767)
Balance as of September 27, 2014	$18,875
Route businesses and associated goodwill allocated to assets held for sale represent assets available for sale in their present condition and for which actions to complete a sale have been initiated. As of September 27, 2014, $9.1 million in route businesses and $3.8 million of goodwill were included in assets held for sale. As of December 28, 2013, $8.3 million of route businesses and $4.1 million of goodwill were included in assets held for sale.
NOTE 11. LONG-TERM DEBT
Long-term debt outstanding as of September 27, 2014 and December 28, 2013, consisted of the following:

(in thousands)	September 27, 2014	December 28, 2013
Revolving credit facility	$50,000	$85,000
Other long-term debt	400,967	412,373
Total debt	450,967	497,373
Less: Current portion of long-term debt	(8,561)	(17,291)
Total long-term debt	$442,406	$480,082
During the second quarter of 2014, we entered into an Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement provides for borrowings under credit facilities consisting of:

•	a $375 million five-year revolving credit facility;

•	a $150 million five-year term loan; and

•	a $150 million ten-year term loan.
Subject to compliance with certain conditions, we have the ability to increase the size of the revolving credit facility by up to $200 million. The revolving credit facility and five-year term loan mature on May 30, 2019, and the ten-year term loan matures on May 30, 2024.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

In accordance with the Amended and Restated Credit Agreement, we terminated our prior term loan agreement. A payment of approximately $0.6 million was made to pay the difference between the amount owed on the prior term loan and the amount borrowed under the five-year and ten-year term loans.
Borrowings under the new credit facilities will bear interest at rates equal to a Eurodollar rate plus an applicable margin or a base rate plus applicable margin. The applicable margin on Eurodollar rate loans for the revolving credit facility began at 1.10%. In addition, a facility fee of 0.15% is also assessed on the entire $375 million revolving credit facility. The applicable margin on Eurodollar rates for the five-year term loan and ten-year term loan began at 1.25% and 1.625%, respectively. The applicable margin is subject to quarterly adjustment based on changes in our adjusted net debt-to-EBITDA ratio.
We are required to repay the aggregate principal amount of (a) all loans under the revolving credit facility by May 30, 2019, (b) the five-year term loan in quarterly principal installments of $1.9 million beginning June 30, 2014 with the balance due on May 30, 2019, and (c) the ten-year term loan in quarterly principal installments of $7.5 million beginning September 30, 2019 with the balance due on May 30, 2024. The Amended and Restated Credit Agreement also contains optional prepayment provisions and has financial covenants that are similar to those that were included in the prior credit agreement and term loan agreement. We are currently in compliance with all debt covenants.
During the nine months ended September 27, 2014, we repaid $286.0 million and received proceeds of $321.0 million from our revolving credit facility. The net repayments were made primarily from cash received from the sale of Private Brands.
Debt issuance costs associated with the new credit facility and term loans of approximately $1.9 million were deferred in the second quarter of 2014 and will be amortized over the life of the loans. In addition, we recognized $0.8 million in additional interest expense in the second quarter of 2014 due to the write-off of certain unamortized debt issuance costs associated with the previous amendment to the revolving credit facility in 2010 and the prior term loan.
The fair value of outstanding debt, including current maturities, was approximately $456 million and $504 million for September 27, 2014 and December 28, 2013, respectively. The Level 2 fair value estimates were based on similar debt with the same maturities, company credit rating and interest rates.
NOTE 12. INCOME TAXES
As of September 27, 2014, we recorded gross unrecognized tax benefits for uncertain tax positions totaling $9.4 million and related interest and penalties of $2.4 million in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. Of this total amount, $4.6 million, which includes interest and penalties, would affect the effective tax rate if subsequently recognized. As of December 28, 2013, we recorded gross unrecognized tax benefits totaling $10.9 million and related interest and penalties of $2.5 million in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. We expect certain income tax audits will be settled, positions will be resolved through administrative procedures or statutes of limitations will expire for various tax authorities during the next twelve months, resulting in a potential $6.9 million reduction of the unrecognized tax benefit amount. Of the $6.9 million reduction, approximately $1.5 million would impact the effective tax rate. We classify interest and penalties associated with uncertain tax positions within income tax expense.
The unrecognized tax benefit balance, as of September 27, 2014 and December 28, 2013, includes $5.4 million for tax positions for which the ultimate deductibility was certain, but the timing of the deductibility was uncertain.
The effective tax rate for continuing operations increased from 38.0% for the third quarter of 2013 to 41.8% for the third quarter of 2014. The increase in the effective income tax rate in the third quarter of 2014 was primarily due to the revaluation of deferred tax assets and liabilities due to the sale of Private Brands and the associated impact on various consolidated and unitary state income tax rates.
The effective tax rate for continuing operations decreased from 38.4% for the first nine months of 2013 to 35.4% for the first nine months of 2014. The decrease in the effective income tax rate in the first nine months of 2014 was primarily due to the recognition of previously established unrecognized tax benefits in the first quarter of 2014.

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
We measure derivative instruments at fair value using Level 2 inputs. See Note 14 for additional information about our derivative instruments. The fair value of our outstanding debt is measured using Level 2 inputs and is disclosed in Note 11 to the condensed consolidated financial statements. Due to an impairment in the second quarter of 2014, the fair value of one of our trademarks was measured using the Level 3 inputs disclosed in Note 10. There were no changes among the levels during the first nine months of 2014.
The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximated fair value due to their short-term nature.
NOTE 14. DERIVATIVE INSTRUMENTS
We are exposed to certain risks relating to our business operations. We use derivative instruments to manage interest rate and foreign exchange risks.
The fair value of the derivative instrument liability in the Condensed Consolidated Balance Sheets using Level 2 inputs was as follows:

(in thousands)	Balance Sheet Location	September 27, 2014	December 28, 2013
Interest rate swaps	Other noncurrent liabilities	$(578)	$(898)
Foreign currency forwards	Current liabilities of discontinued operations	—	(31)
Total fair value of derivative instruments		$(578)	$(929)
Interest Rate Swaps
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable-rate debt. The fair value of interest rate swaps was determined utilizing a market approach model using the notional amount of the interest rate swaps and the observable inputs of time to maturity and interest rates. The notional amount of the interest rate swaps designated as hedging instruments as of September 27, 2014 and December 28, 2013 was $50.0 million. The debt modification in the second quarter of 2014 did not result in any changes to our hedge accounting for the interest rate swaps.
Foreign Currency Forwards
We had exposure to foreign exchange rate fluctuations through the operations of our Canadian subsidiary which is included within discontinued operations (see Note 3). A majority of the revenue of our Canadian operations was denominated in U.S. dollars and a substantial portion of its costs, such as raw materials and direct labor, were denominated in Canadian dollars. We previously entered into derivative forward contracts to mitigate a portion of this foreign exchange rate exposure. The notional amount for foreign currency forwards was zero and $5.6 million as of September 27, 2014 and December 28, 2013, respectively. We do not anticipate entering into any additional foreign currency forward contracts, as we disposed of our Canadian operations in the third quarter of 2014.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The changes in unrealized losses, net of income tax, included in other comprehensive income due to fluctuations in interest rates and foreign exchange rates were as follows:

	Quarter Ended		Nine Months Ended
(in thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Gains on interest rate swaps, net of income tax expense of ($57), $0, ($123) and ($144), respectively	$91	$1	$197	$231
Gains/(losses) on foreign currency forwards, net of income tax (expense)/benefit of $0, ($111), ($10) and $1, respectively	—	246	21	(2)
Total change in unrealized losses from derivative instruments, net of income tax (effective portion)	$91	$247	$218	$229
NOTE 15. COMMITMENTS AND CONTINGENCIES
Contractual Obligations
In order to mitigate the risks of volatility in commodity markets to which we are exposed, we entered into forward purchase agreements with certain suppliers based on market prices and expected usage levels. Purchase commitments for certain ingredients, packaging materials and energy totaled $111.4 million as of September 27, 2014, as compared to $117.6 million as of December 28, 2013. In addition to these commitments, we have contracts for certain ingredients and packaging materials where we have secured a fixed price but do not have a minimum purchase quantity. We currently contract from approximately three to twelve months in advance for certain major ingredients and packaging.
We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $11.6 million as of September 27, 2014 and $14.0 million as of December 28, 2013. The reduction was due to the lower collateral requirements of our insurance providers.
Guarantees
We currently provide a partial guarantee for loans made to independent business owners (“IBO”) by third-party financial institutions for the purchase of route businesses. The outstanding aggregate balance on these loans was approximately $130.5 million as of September 27, 2014 compared to approximately $117.9 million as of December 28, 2013. The annual maximum amount of future payments we could be required to make under the guarantee equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the route businesses for which the loans are made. Accordingly, we have the ability to recover substantially all of the outstanding loan value upon default, and our liability associated with this guarantee is not significant.
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
Prior to October 30, 2014 (see subsequent event discussion in Note 19), we owned a noncontrolling equity interest in Late July Snacks LLC (“Late July”), an organic snack food company. This investment has been reflected in other noncurrent assets on the Condensed Consolidated Balance Sheets. Equity earnings, which are not material, are included in other income, net on the Condensed Consolidated Statements of Income. We also manufacture and distribute products for Late July. Contract manufacturing revenue from Late July was approximately $1.2 million and $1.3 million, respectively, for each of the quarters ended September 27, 2014 and September 28, 2013, and $3.2 million and $3.1 million, respectively, for each of the nine months then ended. In addition, we purchase products from Late July to sell through our DSD network. Purchases from Late July were $1.8 million and $1.5 million during the third quarter of 2014 and 2013, respectively, and $5.7 million and $3.3 million for the first nine months of 2014 and 2013, respectively. Accounts receivable due from Late July totaled $0.6 million and $0.4 million at September 27, 2014 and December 28, 2013, respectively.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

ARWCO Corporation, MAW Associates, LP and Warehime Enterprises, Inc. are significantly owned or controlled by Patricia A. Warehime, a member of the Board of Directors of Snyder’s-Lance, Inc., or her family members. Among other unrelated business activities, these entities provide financing to IBOs for the purchase of trucks and routes. We have entered into loan service agreements with these related parties that allow us to repurchase certain distribution assets in the event an IBO defaults on a loan with the related party. We are required to repurchase the assets 30 days after default at the value as defined in the loan service agreement which approximates fair market value. As of September 27, 2014, there were outstanding loans made to IBOs by the related parties of approximately $27.2 million, compared to $30.6 million as of December 28, 2013. Michael A. Warehime, our former Chairman of the Board, who passed away in August 2014, served as an officer and/or director of these entities. Patricia A. Warehime is the executrix, trustee and principal beneficiary of Mr. Warehime's estate and trust. Transactions with these related parties are primarily related to the collection and remittance of loan payments on notes receivable held by the affiliates. We are reimbursed for certain overhead and administrative services associated with the services provided to these related parties. The receivables from, payables to and administrative fees from these entities are not significant for any period presented.
One of our directors, C. Peter Carlucci, Jr., is a member of Eckert Seamans Cherin & Mellott, LLC (“Eckert”), which serves as one of our outside legal firms. Expenses incurred for services provided by Eckert were $0.2 million in the third quarter of 2014 and $0.2 million in the third quarter of 2013, and $0.5 million and $0.6 million for the first nine months of 2014 and 2013, respectively.
We own 51% of Patriot Snacks Real Estate, LLC (“Patriot”) and consolidate its balance sheet and operating results into our consolidated financial statements. The remaining 49% is owned by an officer of the Company.
NOTE 17. OTHER COMPREHENSIVE INCOME
Total comprehensive income attributable to Snyder’s-Lance, Inc., determined as net income adjusted by total other comprehensive income, was $126.2 million and $24.6 million for the quarters ended September 27, 2014 and September 28, 2013, respectively, and $155.1 million and $53.5 million, respectively, for the nine months then ended. Total other comprehensive income presently consists of foreign currency translation adjustments and unrealized gains and losses from our derivative financial instruments accounted for as cash flow hedges.
Amounts reclassified out of accumulated other comprehensive income, net of tax, consisted of the following:

		Quarter Ended		Nine Months Ended
(in thousands)	Income Statement Location	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Losses on cash flow hedges reclassified out of accumulated other comprehensive income:
Interest rate swaps, net of tax of $56, $56, $163 and $181, respectively	Interest expense, net	$(91)	$(90)	$(262)	$(290)
Foreign currency forwards	Discontinued operations, net of income tax	—	(95)	(191)	(307)
Total cash flow hedge reclassifications, net of tax		$(91)	$(185)	$(453)	$(597)

Foreign currency translation adjustments reclassified from accumulated other comprehensive income	Discontinued operations, net of income tax	$11,106	$—	$11,106	$—
Total amounts reclassified from accumulated other comprehensive income		$11,015	$(185)	$10,653	$(597)

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

During the nine months ended September 27, 2014, changes to the balance in accumulated other comprehensive income were as follows:

(in thousands)	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of December 28, 2013	$(574)	$10,745	$10,171

Other comprehensive (loss)/income before reclassifications	(235)	(239)	(474)
Losses/(gains) reclassified from accumulated other comprehensive income	453	(11,106)	(10,653)
Net other comprehensive income/(loss)	218	(11,345)	(11,127)

Balance as of September 27, 2014	$(356)	$(600)	$(956)
During the nine months ended September 28, 2013, changes to the balance in accumulated other comprehensive income were as follows:

(in thousands)	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of December 29, 2012	$(842)	$15,960	$15,118

Other comprehensive loss before reclassifications	(368)	(2,473)	(2,841)
Losses reclassified from accumulated other comprehensive income	597	—	597
Net other comprehensive income/(loss)	229	(2,473)	(2,244)

Balance as of September 28, 2013	$(613)	$13,487	$12,874
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
Revenue by Product Category
Net revenue by product category was as follows:

	Quarter Ended		Nine Months Ended
(in thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Branded	$273,184	$273,923	$807,438	$801,779
Partner brand	88,555	79,949	258,453	227,988
Other	47,569	31,370	116,029	92,505
Net revenue	$409,308	$385,242	$1,181,920	$1,122,272

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Due to the sale of Private Brands and the reclassification of associated revenues to discontinued operations, the Private brand product category was removed and Private brand revenues not included in the sale transaction were reclassified to Other. The Other product category primarily consists of contract manufactured products.
Significant Customers
Sales to our largest retailer, Wal-Mart Stores, Inc., were approximately 13% and 14% of net revenue for the quarter and nine months ended September 27, 2014, respectively, and 15% and 16% of net revenue for the quarter and nine months ended September 28, 2013, respectively. Our sales to Wal-Mart Stores, Inc. do not include sales from third-party distributors outside our DSD network. Sales to third-party retail distributors represent approximately 5% of our net revenue and may increase sales to Wal-Mart Stores, Inc. by an amount we are unable to estimate. Accounts receivable as of September 27, 2014 and December 28, 2013, included receivables from Wal-Mart Stores, Inc. of $15.2 million and $16.9 million, respectively.
NOTE 19. SUBSEQUENT EVENTS
On October 30, 2014, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on November 28, 2014 to stockholders of record on November 18, 2014.
Previously, we held a 19% ownership interest in Late July which was accounted for using the equity method. On October 30, 2014, we made an additional investment in Late July of approximately $59.5 million which increased our total ownership interest to 80%. Late July is a leader in organic and non-GMO baked and salty snacks and in just a few years has become the industry leader having the number one organic and non-GMO tortilla chip. The investment supports our goal of having a stronger presence in healthier, more sustainable foods.
Additional disclosures relating to this investment, including the purchase price allocation, will be provided in our 2014 Form 10-K as there was not sufficient time to complete the initial accounting prior to the filing of this Form 10-Q. As this investment occurred subsequent to the end of the third quarter of 2014, the effect of the transaction is not reflected in the condensed consolidated financial statements as of or for the quarter or nine months ended September 27, 2014. Subsequent to the date of the additional investment, Late July's balance sheet and results of operations will be consolidated.

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
Overview
In accordance with our strategic plan, we closed on the sale of Private Brands for approximately $430 million on June 30, 2014. We also completed the acquisition of Baptista's Bakery, Inc. ("Baptista's") on June 13, 2014 for approximately $204 million. Early in the fourth quarter, we completed the purchase of an additional 61% ownership interest in Late July Snacks LLC ("Late July"). All of these actions are aligned with our strategic plan by supporting long-term focus on branded revenue growth and profitability through investing in advertising, capital expenditures and innovation. The following describes in more detail the steps taken during 2014:

•
On June 13, 2014, we completed the acquisition of Baptista’s, an industry leader in highly-differentiated snack food development, innovation and manufacturing including organic, non GMO, all-natural and gluten-free products. As the manufacturer of our fast-growing Snack Factory® Pretzel Crisps® brand, they have unique capabilities consistent with our own innovation plans that will complement our family of brands. This transaction will benefit our Company through increased gross margin on our Snack Factory® Pretzel Crisps® products as well as through incremental product development and innovation while leveraging our marketing and product distribution capabilities. During the third quarter, we began to integrate Baptista's into our operations. As a result of the acquisition, we recognized $19.8 million in additional contract manufacturing net revenue during the third quarter.

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

•
At the beginning of the third quarter, we completed the sale of two of our subsidiaries, S-L Snacks IA, LLC, S-L Snacks Private Brands, LLC, as well as certain assets of our Canadian subsidiary, Tamming Foods Ltd. ("Private Brands"), to Shearer's Foods, LLC ("Shearer's") for approximately $430 million. This transaction included the sale of manufacturing facilities located in Burlington, Iowa and Guelph, Ontario as well as the exclusive right to manufacture and sell the majority of our private brand products and certain contract manufactured products. We recognized a pretax gain on the sale of approximately $223 million as part of discontinued operations during the third quarter.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
Early in the fourth quarter, we made an additional investment in Late July of approximately $59.5 million which increased our total ownership interest to 80%. Late July is a leader in organic and non-GMO baked and salty snacks and in just a few years has become the industry leader having the number one organic and non-GMO tortilla chip. The investment supports our goal of having a stronger presence in healthier, more sustainable foods.

Our overall third quarter performance was mixed across our portfolio of products. Net revenue from our Cape Cod® kettle-cooked chips continued to increase when compared to the third quarter of 2013. The increase was driven by organic growth in core markets, new consumers due to trial and innovation, quality improvements, digital advertising and west coast expansion. Snack Factory® Pretzel Crisps® continued to show strong growth in net revenue and market share from expanded distribution in the grocery channel and new product offerings. The success of our new product offerings continued, including strong results from our Snyder’s of Hanover® Sweet and Salty pretzel pieces, new flavors of Cape Cod® kettle-cooked potato chips and Cape Cod® popcorn, Lance® Bolds® sandwich crackers, as well as Snack Factory® Pretzel Crisps® Minis. Net revenue from our Lance® sandwich crackers continued to decline when compared to the prior year. Throughout the year, we have been renovating our Lance® sandwich cracker brand by reconfiguring our packaging for the entire sandwich cracker portfolio. We have also experienced competition from other brands in the sandwich cracker category as well as competition from other snack food products. We are working to address these volume declines with new product launches, radio advertising and an aggressive coupon program which began in the fourth quarter of this year. We continued to show growth in Partner brand revenues through the addition of new partner brand products and increased distribution. The Other product category also showed strong revenue growth as a result of the acquisition of Baptista's.
The effective income tax rate in the third quarter of 2014 increased compared to the prior year primarily due to $1.8 million in additional income tax expense associated with the revaluation of deferred tax assets and liabilities due to the sale of Private Brands and the associated impact on various consolidated and unitary state income tax rates.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended September 27, 2014 Compared to Quarter Ended September 28, 2013

	Quarter Ended				Favorable/ (Unfavorable) Variance
(in thousands)	September 27, 2014		September 28, 2013
Net revenue	$409,308	100.0%	$385,242	100.0%	$24,066	6.2%
Cost of sales	266,088	65.0%	243,767	63.3%	(22,321)	(9.2)%
Gross margin	143,220	35.0%	141,475	36.7%	1,745	1.2%
Selling, general and administrative	116,659	28.5%	115,945	30.1%	(714)	(0.6)%
Loss/(gain) on sale of route businesses, net	22	—%	(465)	(0.1)%	(487)	nm
Other expense/(income), net	61	—%	(4,541)	(1.2)%	(4,602)	nm
Income before interest and income taxes	26,478	6.5%	30,536	7.9%	(4,058)	(13.3)%
Interest expense, net	2,984	0.8%	3,742	1.0%	758	20.3%
Income tax expense	9,809	2.4%	10,174	2.6%	365	3.6%
Income from continuing operations	13,685	3.3%	16,620	4.3%	(2,935)	(17.7)%
Discontinued operations, net of income tax	124,097	30.4%	6,492	1.7%	117,605	nm
Net income	137,782	33.7%	23,112	6.0%	114,670	496.1%
nm = not meaningful
Net Revenue
Net revenue by product category was as follows:

	Quarter Ended				Favorable/ (Unfavorable) Variance
(in thousands)	September 27, 2014		September 28, 2013
Branded	$273,184	66.7%	$273,923	71.1%	$(739)	(0.3)%
Partner brand	88,555	21.6%	79,949	20.8%	8,606	10.8%
Other	47,569	11.7%	31,370	8.1%	16,199	51.6%
Net revenue	$409,308	100.0%	$385,242	100.0%	$24,066	6.2%
Branded net revenue decreased $0.7 million, or 0.3%, compared to the third quarter of 2013. Net revenue increases in Cape Cod® kettle-cooked potato chips and Snack Factory® Pretzel Crisps® were offset by continued net revenue declines in Lance® sandwich crackers. The growth in our Cape Cod® kettle-cooked potato chips was driven by organic growth in core markets, new consumers due to trial and innovation, quality improvements, digital advertising and west coast expansion. Increased net revenue from Snack Factory® Pretzel Crisps® was primarily a result of market share gains due to increased distribution in the grocery channel. The growth of these Core brands was also supported by product innovation and the release of new flavors and products in 2014. The most successful new products included Snyder’s of Hanover® Sweet and Salty pretzel pieces, Lance® Bolds® sandwich crackers, new flavors of Cape Cod® kettle-cooked potato chips and Snack Factory® Pretzel Crisps® Minis. The decrease in net revenue from Lance® sandwich crackers was primarily a result of volume declines due to packaging changes, competition from other brands in the sandwich cracker category and competition from other snack food products. We are working to address these volume declines with new product launches, radio advertising and an aggressive coupon program which began in the fourth quarter of this year and will continue into 2015. Net revenue from Snyder's of Hanover® pretzels and our Allied branded products was relatively flat compared with the prior year.
Partner brand net revenue grew $8.6 million or 10.8% compared to the third quarter of 2013. The increase was primarily due to volume growth in our existing product portfolio. In addition, our distributor acquisitions in the second half of 2013 brought in additional Partner brand revenue. Adding strong regional partner brands to our portfolio continues to provide opportunities for geographic expansion of our DSD network, which in turn benefits geographic expansion of our Branded products.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Due to the sale of Private Brands and the reclassification of associated revenues to discontinued operations, the Private brand product category was removed and Private brand revenues not included in the sale transaction were reclassified to Other. Other net revenue increased $16.2 million, or 51.6%, from the third quarter of 2013 due to approximately $19.8 million in new contract manufacturing revenue obtained through our acquisition of Baptista's, partially offset by a reduction in orders from a major contract manufacturing customer.
Gross Margin
Gross margin increased $1.7 million in the third quarter of 2014 compared to the third quarter of 2013 but decreased 1.7% as a percentage of revenue. The majority of the dollar increase in gross margin was due to increased sales volume compared to the prior year. However, the decrease in gross margin as a percentage of revenue was driven by a greater mix of revenues from Partner brand and Other products which generally have lower margins than our manufactured Branded products. In addition, we realized manufacturing inefficiencies in the third quarter of 2014 related to the lower production volume for certain Branded products.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $0.7 million in the third quarter of 2014 compared to the third quarter of 2013, but decreased 1.6% as a percentage of net revenue. These expenses remained relatively consistent with the prior year despite $3.6 million in incremental expenses from Baptista's due to lower freight costs and salaries and benefit expenses, in part due to our Restructuring Plan.
Gain on the Sale of Route Businesses, Net
Net losses on the sale of route businesses for the third quarter of 2014 consisted of $0.6 million in gains and $0.6 million in losses on the sale of route businesses. For the third quarter of 2013 net gains on the sale of route businesses consisted of $1.3 million in gains and $0.8 million in losses on the sale of route businesses. Most of the route business sales activity in both years was due to the resale of routes purchased because of IBO defaults or route reengineering projects that were initiated in order to maximize the efficiency of route territories for the IBOs.
Other Income, Net
Other income declined approximately $4.6 million from the third quarter of 2013 to the third quarter of 2014 due primarily to $4.0 million in income from a business interruption claim which was recognized in 2013.
Interest Expense, Net
Interest expense decreased approximately $0.8 million in the third quarter of 2014 compared to the third quarter of 2013. The decrease was primarily due to lower average debt outstanding during the third quarter of 2014 when compared to 2013 as a portion of the proceeds from the sale of Private Brands was used to pay down our outstanding debt.
Income Tax Expense
Our effective income tax rate increased to 41.8% for the third quarter of 2014 compared to 38.0% for the third quarter of 2013. The increase in the effective income tax rate in the third quarter of 2014 was primarily due to the revaluation of deferred tax assets and liabilities due to the sale of Private Brands and the associated impact on various consolidated and unitary state income tax rates.

Discontinued Operations, Net of Income Tax
Income from discontinued operations, net of income tax, reflects results of operations of the Private Brands disposal group for the current quarter. The income recognized in the third quarter of 2014 included the gain on the sale of Private Brands. This accounts for the significant variance from the third quarter of 2013 which represents the results of operations of Private Brands.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nine Months Ended September 27, 2014 Compared to Nine Months Ended September 28, 2013

	Nine Months Ended				Favorable/ (Unfavorable) Variance
(in thousands)	September 27, 2014		September 28, 2013
Net revenue	$1,181,920	100.0%	$1,122,272	100.0%	$59,648	5.3%
Cost of sales	760,625	64.4%	714,005	63.6%	(46,620)	(6.5)%
Gross margin	421,295	35.6%	408,267	36.4%	13,028	3.2%
Selling, general and administrative	354,035	30.0%	339,356	30.2%	(14,679)	(4.3)%
Impairment charges	7,503	0.6%	1,900	0.2%	(5,603)	(294.9)%
Gain on sale of route businesses, net	(1,438)	(0.1)%	(2,057)	(0.2)%	(619)	(30.1)%
Other expense/(income), net	642	—%	(7,158)	(0.6)%	(7,800)	nm
Income before interest and income taxes	60,553	5.1%	76,226	6.8%	(15,673)	(20.6)%
Interest expense, net	10,485	0.9%	10,702	1.0%	217	2.0%
Income tax expense	17,719	1.5%	25,184	2.2%	7,465	29.6%
Income from continuing operations	32,349	2.7%	40,340	3.6%	(7,991)	(19.8)%
Discontinued operations, net of income tax	133,942	11.4%	15,710	1.4%	118,232	nm
Net income	166,291	14.1%	56,050	5.0%	110,241	196.7%
nm = not meaningful
Net Revenue
Net revenue by product category was as follows:

	Nine Months Ended				Favorable/ (Unfavorable) Variance
(in thousands)	September 27, 2014		September 28, 2013
Branded	$807,438	68.3%	$801,779	71.4%	$5,659	0.7%
Partner brand	258,453	21.9%	227,988	20.3%	30,465	13.4%
Other	116,029	9.8%	92,505	8.3%	23,524	25.4%
Net revenue	$1,181,920	100.0%	$1,122,272	100.0%	$59,648	5.3%
Branded net revenue increased $5.7 million, or 0.7%, compared to the first nine months of 2013, led by growth in three of our four Core brands. The revenue increase was primarily due to volume growth and increased market share in our Cape Cod® products and was also supported by revenue growth in Snyder's of Hanover® and Snack Factory® Pretzel Crisps® products. The growth in our Cape Cod® kettle-cooked potato chips was driven by organic growth in core markets, new consumers due to trial and innovation, quality improvements, digital advertising and west coast expansion. The growth in our Core brands was also supported by product innovation and the release of new flavors and products in 2014. The net revenue increases in these three Core brands were partially offset by a decline in net revenue from our Lance® sandwich crackers. Compared to the first nine months of 2013, Lance® sandwich cracker volume was negatively impacted by packaging changes, competition from other brands in the sandwich cracker category and competition from other snack food products. Allied branded net revenue remained relatively flat with the prior year.
Partner brand net revenue grew 13.4% compared to the first nine months of 2013. The increase was primarily due to volume growth in our existing product portfolio. In addition, our distributor acquisitions in the second half of 2013 brought in additional Partner brand revenue.
Due to the sale of Private Brands and the reclassification of associated revenues to discontinued operations, the Private brand product category was removed and Private brand revenues not included in the sale transaction were reclassified to Other. Other net revenue increased $23.5 million, or 25.4%, from the first nine months of 2013 primarily due to increased contract manufacturing revenue from the acquisition of Baptista's.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Margin
Gross margin increased $13.0 million in the first nine months of 2014 compared to the first nine months of 2013 but declined 0.8% as a percentage of revenue. The majority of the increase in gross margin was due to increased sales volume compared to the prior year across most product categories. The decline as a percentage of revenue was primarily the result of a greater mix of revenues from Partner brand and Other products which generally have lower margins than our manufactured Branded products, as well as higher trade spend to support our Branded product initiatives.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $14.7 million in the first nine months of 2014 compared to the first nine months of 2013, but declined 0.2% as a percentage of net revenue. The majority of the increase was the result of incremental advertising and marketing costs compared to the first nine months of 2013. In addition, we experienced higher freight costs compared to the prior year due to adverse weather conditions, third-party freight carrier capacity constraints and increased fuel costs. We also incurred $4.1 million in additional expenses in the first nine months of 2014 due to the acquisition of Baptista's as well as severance expenses of $2.8 million in conjunction with our Restructuring Plan.
Impairment Charges
We recognized $7.5 million in impairment charges in the first nine months of 2014 compared to $1.9 million in impairment charges in the first nine months of 2013. The 2014 impairment charges were related to a $3.6 million write-down of one of our trademarks, $2.9 million in impairment of machinery and equipment where expected future cash flows are not expected to support the carrying value due to the sale of Private Brands, and $1.0 million in impairment related to our former Corsicana, Texas facility. This compared to a $1.9 million impairment in the first nine months of 2013 associated with the write-off of one of our trademarks.
Gain on the Sale of Route Businesses, Net
Net gains on the sale of route businesses for the first nine months of 2014 consisted of $3.2 million in gains and $1.8 million in losses on the sale of route businesses. For the first nine months of 2013 net gains on the sale of route businesses consisted of $4.8 million in gains and $2.7 million in losses on the sale of route businesses. The decrease in gains on the sale of route businesses in the first nine months of 2014 is primarily due to less route business sales activity. The majority of the route business sales activity in both years was due to the resale of routes purchased because of IBO defaults or route reengineering projects that were initiated in order to maximize the efficiency of route territories for the IBOs.
Other Income, Net
Other income declined approximately $7.8 million from the first nine months of 2013 to the first nine months of 2014 due primarily to $4.0 million in income from a business interruption claim which was recognized in 2013 which did not recur in 2014. In addition, $1.8 million of the decrease in 2014 was due to lower net gains on the sale of fixed assets.
Interest Expense, Net
Interest expense decreased approximately $0.2 million in the first nine months of 2014 compared to the first nine months of 2013. The decrease was due to lower average debt levels in 2014, largely offset by a $0.8 million write-off of previously capitalized debt issuance costs.
Income Tax Expense
Our effective income tax rate decreased from 38.4% for the first nine months of 2013 to 35.4% for the first nine months of 2014. The decrease in the effective income tax rate in the first nine months of 2014 was primarily due to the recognition of previously established unrecognized tax benefits in the first quarter of 2014.

Discontinued Operations, Net of Income Tax
Income from discontinued operations, net of income tax, increased in the first nine months of 2014 primarily due to the gain as a result of the completion of the sale of Private Brands. This compared to routine results of operations in the first nine months of 2013.

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
As a result of the sale of Private Brands, we had cash and cash equivalents of $113.2 million as of September 27, 2014. A portion of this cash was subsequently used to fund the additional investment in Late July and will also be used to make the remaining income tax payments associated with the gain on the sale of Private Brands.
Operating Cash Flows
Net cash used in operating activities was approximately $1.4 million in the first nine months of 2014 compared to net cash provided by operating activities of $74.5 million in the first nine months of 2013. The decrease in net cash provided by operating activities was primarily driven by taxes paid due to the gain on the sale of Private Brands. Approximately $89 million in income taxes related to the gain on the sale of Private Brands were paid in the first nine months of 2014. This resulted in substantially lower cash flows provided by operating activities in the first nine months of 2014 compared to 2013. We will make additional income tax payments related to the gain on the sale of Private Brands of approximately $38 million in the fourth quarter of 2014 which will result in an additional reduction in operating cash flow.
Investing Cash Flows
Net cash provided by investing activities totaled $178.6 million in the first nine months of 2014 compared with net cash used in investing activities of $53.7 million in the first nine months of 2013. The increase in net cash provided by investing activities was due to proceeds from the sale of Private Brands of $430.0 million, partially offset by cash outflows of $202.2 million associated with the acquisition of Baptista's.
Capital expenditures for fixed assets, principally manufacturing equipment, were $53.0 million for the first nine months of 2014 compared to $55.9 million for the first nine months of 2013. Capital expenditures are expected to continue at a level sufficient to support our strategic and operating needs and are projected to be between $70 million and $72 million for the full year in 2014, which includes capacity expansion for Baptista's. Approximately half of these expenditures are expected to support ongoing operations, with the remaining projects focused on adding capacity or providing production efficiencies.
Financing Cash Flows
Net cash used in financing activities of $78.0 million in the first nine months of 2014 was primarily due to net repayments of existing credit facilities of $35.0 million, repayments of long-term debt of $11.6 million and dividends paid of $33.7 million. The debt repayments were funded by the cash provided by investing activities as a result of the sale of Private Brands.

Net cash used in financing activities in the first nine months of 2013 was $13.1 million, principally due to dividend payments of $33.2 million and repayments of long-term debt of $16.3 million, partially offset by proceeds from existing credit facilities of $26.8 million and issuances of common stock of $10.5 million.
On October 30, 2014, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on November 28, 2014 to stockholders of record on November 18, 2014.
Debt
During the second quarter of 2014, we entered into an Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement provides for borrowings under credit facilities consisting of:

•	a $375 million five-year revolving credit facility;

•	a $150 million five-year term loan; and

•	a $150 million ten-year term loan.

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
Borrowings under the new credit facilities will bear interest at rates equal to a Eurodollar rate plus an applicable margin or a base rate plus applicable margin. The applicable margin on Eurodollar rate loans for the revolving credit facility began at 1.10%. In addition, a facility fee of 0.15% is also assessed on the entire $375 million revolving credit facility. The applicable margin on Eurodollar rates for the five-year term loan and ten-year term loan began at 1.25% and 1.625%, respectively. The applicable margin is subject to adjustment based on changes in our adjusted net debt-to-EBITDA ratio.
We are required to repay the aggregate principal amount of (a) all loans under the revolving credit facility on May 30, 2019, (b) the five-year term loan in quarterly principal installments of $1.9 million beginning June 30, 2014 with the balance due on May 30, 2019, and (c) the ten-year term loan in quarterly principal installments of $7.5 million beginning September 30, 2019 with the balance due May 30, 2024. The Amended and Restated Credit Agreement also contains optional prepayment provisions and has financial covenants that are similar to those that were included in the credit agreements prior to this refinancing. We are currently in compliance with all debt covenants.
During the nine months ended September 27, 2014, we repaid $286.0 million and received proceeds of $321.0 million from our revolving credit facility. The net repayments were made primarily from cash received from the sale of Private Brands.

We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $11.6 million as of September 27, 2014 and $14.0 million as of December 28, 2013. The reduction was due to the lower collateral requirements of our insurance providers.
Contractual Obligations
We lease certain facilities and equipment classified as operating leases. In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have also entered into forward purchase agreements with certain suppliers based on market prices and expected usage levels. Purchase commitments for certain ingredients, packaging materials and energy totaled $111.4 million as of September 27, 2014, as compared to $117.6 million as of December 28, 2013. In addition to these commitments, we have contracts for certain ingredients and packaging materials where we have secured a fixed price but do not have a minimum purchase quantity. We currently contract from approximately three months to twelve months in advance for certain major ingredients and packaging.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity or cash flows.

We currently provide a partial guarantee for loans made to IBOs by third-party financial institutions for the purchase of route businesses. The outstanding aggregate balance on these loans was approximately $130.5 million as of September 27, 2014 compared to approximately $117.9 million as of December 28, 2013. The annual maximum amount of future payments we could be required to make under the guarantee equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the route businesses for which the loans are made. Accordingly, we have the ability to recover substantially all of the outstanding loan value upon default, and our liability associated with this guarantee is not significant.
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
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable-rate debt. While these interest rate swap agreements fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $0.4 million and $0.5 million lower without these swaps during the first nine months of 2014 and 2013, respectively.
We are exposed to credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. For the nine months ended September 27, 2014 and September 28, 2013, net bad debt expense was $1.4 million and $1.8 million, respectively. Allowances for doubtful accounts were $1.7 million and $1.5 million at September 27, 2014 and December 28, 2013, respectively.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Quantitative and qualitative disclosures about market risks are included under “Market Risks” in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 4. Controls and Procedures
As of the end of the period covered by this report, and pursuant to Rule 13a – 15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a – 15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 27, 2014. Our evaluation did not include the internal controls over financial reporting of Baptista's, which was acquired on June 13, 2014. Total assets, excluding goodwill and other intangibles, and net revenues for the acquisition represent 6.7% and 1.7%, respectively, of the related consolidated financial statement amounts as of and for the nine months ended September 27, 2014.
There have been no changes in our internal control over financial reporting during the quarter ended September 27, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Amended and Restated Credit Agreement entered into on May 30, 2014, restricts our payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $200 million. As of September 27, 2014, our consolidated stockholders’ equity was $1,048.5 million and we were in compliance with this covenant. The private placement agreement for $100 million of senior notes has provisions no more restrictive than the Amended and Restated Credit Agreement.
The following table presents information with respect to purchases of common stock of the Company made during the quarter ended September 27, 2014, by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 29, 2014 - July 31, 2014	—	$—	—	299,727
August 1, 2014 - August 31, 2014	6,220	27.00	—	293,507
September 1, 2014 - September 27, 2014	—	—	—	293,507
Total	6,220	$27.00	—	293,507

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNYDER’S-LANCE, INC.

Date: November 5, 2014	By:	/s/ Rick D. Puckett
Rick D. Puckett
Executive Vice President, Chief Financial Officer and Chief Administrative Officer