Form 10-K
period 2015-01-03
SNYDER'S-LANCE, INC.
filed 2015-03-04
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2015

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
(do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of shares of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of voting or nonvoting common equity, held by non-affiliates as of June 27, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, was $1,372,275,669.
The number of shares outstanding of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of February 25, 2015, was 70,421,923 shares.
Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2015 are incorporated by reference into Part III of this Form 10-K.

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
Item 1.  Business
General
Snyder's-Lance, Inc., a North Carolina corporation, was formed from the merger of Lance, Inc. (“Lance”) and Snyder’s of Hanover, Inc. (“Snyder’s”) in 2010 ("Merger"). We are a national snack food company with category-leading brands, an expansive Branded product portfolio, complementary manufacturing capabilities and a national distribution network. Our brands include Snyder’s of Hanover®, the market share leader in the pretzel category, and Lance®, which is the number one ranked sandwich cracker in the United States. In addition, Cape Cod® kettle cooked chips and Snack Factory® Pretzel Crisps® currently rank second in the United States in their respective categories. Our successful history of providing irresistible, high-quality snacks dates back over 100 years.

Snyder’s-Lance, Inc. is headquartered in Charlotte, North Carolina. References to “Snyder’s-Lance,” the “Company,” “we,” “us” or “our” refer to Snyder’s-Lance, Inc. and its subsidiaries, as the context requires.
During 2014, we completed three transactions that helped advance our strategic plan and supported long-term Branded revenue growth.

We determined that the inclusion of private brands in our product mix did not provide tangible synergies for Branded revenue growth and, consistent with our strategic plan, we made the decision to divest the majority of our private brand product portfolio. At the beginning of the third quarter of 2014, we completed the carve-out and sale of two of our United States subsidiaries as well as certain assets of our Canadian subsidiary (collectively "Private Brands") for approximately $430 million to Shearer's Foods, LLC. The transaction included the sale of manufacturing facilities located in Burlington, Iowa and Guelph, Ontario as well as the exclusive right to manufacture and sell the majority of our Private brand products and certain contract manufactured products. This divestiture allowed us to place additional focus on our Branded product portfolio and generated cash flows that were more than sufficient to fund the Baptista's Bakery, Inc. ("Baptista's") and Late July Snacks LLC ("Late July") acquisitions, as discussed below.

On June 13, 2014, we completed the acquisition of Baptista’s for approximately $204 million. Baptista's is an industry leader in the development, innovation and manufacturing of highly-differentiated snack foods including organic, non-GMO, all natural and gluten-free products. As the sole manufacturer of our fast-growing Snack Factory® Pretzel Crisps® brand, Baptista's has unique capabilities consistent with our strategies and will complement our family of brands. By leveraging our existing marketing and product distribution capabilities, this transaction benefits us through increased overall gross margin provided by sales of our Snack Factory® Pretzel Crisps® products and also provides us incremental product development and innovation.

On October 30, 2014, we made an additional investment in Late July of approximately $59.5 million which increased our total ownership interest from 18.7% to 80%. Late July is a leader in organic and non-GMO baked and salty snacks and has the number one organic and non-GMO tortilla chip in the market today. The investment supports our goal of having a stronger presence in healthier snacks.

In conjunction with our recent acquisitions and our desire to continue to promote "better for you" snacking options, in February of 2015, we introduced our new Clearview Foods™ division. This new division will combine the strength of our Snack Factory® Pretzel Crisps®, Late July® Organic Snacks and EatSmart™ brands in order to focus on developing innovative, "better for you" snacking options.

Products
We operate in one business segment: the manufacturing, distribution, marketing and sale of snack food products. These products include pretzels, sandwich crackers, kettle cooked chips, pretzel crackers, cookies, potato chips, tortilla chips, nuts, restaurant style crackers, and other salty snacks. Additionally, we purchase certain cake products sold under our brands. Our products are packaged in various single-serve, multi-pack and family-size configurations. Our Branded products are principally sold under trademarks owned by us.

We also sell Partner brand products, which consist of other third-party branded products that we sell to our independent business owners ("IBO") through our direct-store-delivery distribution network ("DSD network"), in order to broaden the portfolio of product offerings for our IBOs. In addition, we contract with other branded food manufacturers to produce their products and periodically sell certain semi-finished goods to other manufacturers.
Overall sales of our products are relatively consistent throughout the year, although demand for certain products may be influenced by holidays, changes in seasons, or other annual events. In 2014, Branded products represented approximately 68% of net revenue, while Partner brand and Other products represented approximately 22% and 10% of net revenue, respectively. Our product mix changed significantly as a result of the acquisition and divestiture transactions that occurred in 2014 and is consistent with our strategy to become more focused on our Branded product portfolio. In 2013, prior to the sale of Private Brands, which is now classified as discontinued operations, Branded products represented approximately 61% of net revenue, while net revenue from Partner brand, Private brand and Other products represented approximately 18%, 16% and 5%, respectively. In 2012, consistent with 2013, Branded products represented 59% of net revenue, while net revenue from Partner brand, Private brand and Other products represented 17%, 18% and 6%, respectively.
Intellectual Property
Trademarks that are important to our business are protected by registration or other means in the United States and most other markets where the related products are sold. We own various registered trademarks for use with our Branded products including Snyder’s of Hanover®, Lance®, Cape Cod®, Snack Factory® Pretzel Crisps® and Late July® ("Core" brands), and Tom’s®, Archway®, Jays®, Stella D’oro®, EatSmart™, Krunchers!®, and O-Ke-Doke®("Allied" brands) as well as a variety of other marks and designs. On a limited basis, we license trademarks for use on certain products that are classified as Branded products.
Overall Strategy
Our strategy is to win as a provider of premium, differentiated snacks, driven by our national distribution network, which includes our DSD network and our direct distribution network ("National Distribution Network").

•
We are a focused player in established categories where we build a strong position. We offer differentiated products supported by our quality and brand strength. We seek to continually renovate our core products to remain relevant to our consumers and focus on innovation in order to grow our “better for you” offerings. We support the development of our products through marketing and advertising initiatives, while managing our operating costs to support this investment.

•
We support the growth of our business through our distribution network, both our IBO business partners as well as our direct distribution network. We make selective acquisitions of other independent distribution companies consistent with our strategy to further enhance and expand our National Distribution Network.

•
We engage in contract manufacturing for other manufacturers to increase the efficiencies within our manufacturing facilities, enabling better cost structures for our products and competitive prices for our customers.

•	We assist our IBO partners through the utilization of Partner brands providing them with efficiencies in their distribution businesses.
Research and Development
We consider research and development of new products to be a significant part of our overall strategy, and we are committed to developing innovative, high-quality products that exceed consumer expectations. A team of professional product developers, including microbiologists, food scientists, and chemists, work in collaboration with innovation, marketing, manufacturing and sales leaders to develop products to meet changing consumer demands. Our research and development staff incorporates product ideas from all areas of our business in order to formulate new products. In addition to developing new products, the research and development staff routinely reformulates and improves existing products based on advances in ingredients and technology, and conducts value engineering to maintain competitive price points. In 2013, we completed construction of a 60,000 square foot Research and Development Center in Hanover, Pennsylvania, where we conduct much of our research and development. We launched over 60 new products during 2014 and plan to introduce approximately 45 new products in 2015. Our research and development costs were approximately $7.6 million, $7.8 million and $6.4 million in 2014, 2013 and 2012, respectively.
Marketing
Our marketing efforts are focused on building long-term brand equity through effective consumer marketing. In addition to volume building trade promotions to market our products, our advertising utilizes television, radio, print, digital, mobile and social advertising aimed at increasing consumer preference and usage of our brands. We continue to place a significant focus on our digital, mobile and social advertising to deliver relevant, brand building content to consumers. We also use consumer promotions, sponsorships and partnerships which include free trial offers, targeted coupons and on package offers to generate trial usage and increase purchase frequency.  These marketing efforts are an integral part of our overall strategy to grow our brands and reach more consumers in order to enhance our position as a provider of premium, differentiated snacks. We have steadily increased our advertising and marketing spending over the last few years in an effort to drive more brand recognition, growth and trial of our products.
We work with third-party information agencies, such as Nielsen, to monitor the effectiveness of our marketing and measure product growth. All information regarding our brand market positions in the United States included in this Annual Report on Form 10-K is from Nielsen and is based on retail dollar sales.
Distribution
We distribute snack food products throughout the United States using our DSD network. Our DSD network is made up of approximately 3,100 routes that are primarily owned and operated by IBOs. We also ship products directly to third-party distributors in areas where our DSD network does not operate. Through our direct distribution network, we distribute products directly to retail customers or to third-party distributors using freight carriers or our own transportation fleet. In 2014, approximately 71% of net revenue was generated by products distributed through our DSD network while the remaining 29% was generated by products distributed through our direct distribution network.
In order to maintain and expand our DSD network, we routinely participate in certain ongoing route business purchase and sales activities. These activities include the following:

•
Acquisition of regional distributor businesses - As we expand our DSD network, we continue to look for potential regional distributor business acquisition targets in areas where we do not currently have our own DSD network. Upon acquisition, the acquired routes may be reengineered to include Company products and retail locations and are then sold to a new or current IBO, as described below.

•
Reengineering of zones - Periodically, we undertake a route reengineering project for a particular geography or zone. The reasons for route reengineering projects vary, but are typically due to increased sales volume associated with new retail locations and/or the addition of new Branded or Partner brand products to the routes in that zone. In these cases, we repurchase all of the IBO route businesses in that zone. The repurchased route businesses are then reengineered, which normally results in the addition of new IBO route territories because of the additional volume. Route businesses are then resold, usually to the original IBO, however, the original IBO has no obligation to repurchase. Upon completion, these route reengineering projects usually result in modest net gains on the sale of route businesses due to the value added during the reengineering through additional volume and/or retail locations.

•
Sale of Company-owned routes - Some routes remain company-owned primarily because they need additional sales volume in order to become sustainable route businesses for IBOs. As we build up the volume on these routes through increased distribution of our Branded and Partner brand products, we may sell these route businesses to IBOs which could result in gains.

•
IBO defaults - There are times when IBO route businesses are not successful and the IBO's distributor agreement with us is terminated due to a breach of the distributor agreement or default under the loan agreement. In these instances, if the existing IBO is unable to sell the route business to another third party, we may repurchase the route business at a price defined in the distributor agreement. We generally put the repurchased route business up for sale to another third-party IBO immediately. The subsequent sales transaction generally results in a nominal gain or loss as the value of the route purchased typically approximates the route sale value given the short time duration between the initial purchase and sale.

Capital Expenditures
We have invested significant capital in our facilities to ensure sufficient capacity, efficient production, effective use of technology, excellent quality, and a positive working environment for our associates. In 2014, 2013 and 2012, we had capital expenditures of $72 million, $75 million and $80 million, respectively. We have completed the major projects that were required to position us to successfully drive our strategic plan. We expect that the need for this level of capital expenditures will diminish over the next few years. For 2015, we expect capital expenditures to decline to approximately $60 to $65 million. This level of capital spending is believed to be adequate to maintain and support our revenue growth over the next few years.
Customers
Through our DSD network, we sell our Branded and Partner brand products to IBOs that distribute to grocery/mass merchandisers, club stores, discount stores, convenience stores, food service establishments and various other retail customers including drug stores, schools, military and government facilities and “up and down the street” outlets such as recreational facilities, offices and other independent retailers. In addition, we sell our Branded products directly to retail customers and third-party distributors. We also contract with other branded food manufacturers to produce their products or provide semi-finished goods.
Substantially all of our revenue is from sales to customers in the United States. Sales to our largest retail customer, Wal-Mart Stores, Inc., either through IBOs or our direct distribution network, were approximately 14% of net revenue in 2014 and 15% of net revenue for both 2013 and 2012. Our sales to Wal-Mart Stores, Inc. do not include sales of our products that may be made to Wal-Mart Stores, Inc. by third-party distributors outside our DSD network. Sales to these third-party distributors represent approximately 5% of our total net revenue and may increase sales of our products to Wal-Mart Stores, Inc. by an amount we are unable to estimate. Our top ten retail customers accounted for approximately 48% of our net revenue during 2014, excluding sales of our products made by third-party distributors who are outside our DSD network.
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
Competition and Industry
Our products are sold in highly competitive markets. Generally, we compete with companies engaged in the manufacturing, marketing and distribution of snack food products, some of whom have greater revenue and resources than we do. The principal methods of competition are price, service, product quality, product offerings and distribution. The methods of competition and our competitive position vary according to the geographic location, the particular product categories and the activities of our competitors.
Environmental Matters
Our operations in the United States are subject to various federal, state and local laws and regulations with respect to environmental matters. We are not a party to any material proceedings arising under these laws or regulations for the periods covered by this Annual Report on Form 10-K. We believe we are in compliance with all material environmental regulations affecting our facilities and operations and that continued compliance will not have a material impact on our capital expenditures, earnings or competitive position.
Employees
At the beginning of 2015, we had approximately 5,000 active employees located predominantly in the United States, including the recent addition of approximately 400 employees from the acquisition of Baptista's. At the beginning of 2014, prior to the sale of Private Brands, we had approximately 5,700 active employees in the United States and in Canada. None of our employees are covered by a collective bargaining agreement.
Other Matters
Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, amendments to these reports, and exhibits are available on our website free of charge at www.snyderslance.com. All required reports are made available on the website as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission.

Item 1A.  Risk Factors
In addition to the other information in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition or results of operations may be adversely affected by any of these risks. Additional risks and uncertainties, including risks that we do not presently know of or currently deem insignificant, may also impair our business, financial condition or results of operations.
Our performance may be impacted by general economic conditions or an economic downturn.
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
Our transportation and logistics system is dependent upon gasoline and diesel fuel, and our manufacturing operations depend on natural gas. While we may enter into forward purchase contracts to reduce the volatility associated with some of these costs, continued long-term changes in the cost or availability of these energy sources could adversely impact our financial results.
Our continued growth requires us to hire, retain and develop a highly skilled workforce and talented management team. Our financial results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs.
We operate in the highly competitive food industry.
Price competition and industry consolidation could adversely impact our financial results. The sales of most of our products are subject to significant competition primarily through promotional discounting and other price cutting techniques by competitors, some of whom are significantly larger and have greater resources than we do. In addition, there is continuing consolidation in the snack food industry, which could increase competition. Significant competition increases the possibility that we could lose one or more major customers, lose existing product authorizations at customer locations, lose market share and/or shelf space, increase expenditures or reduce selling prices, which could have an adverse impact on our business or financial results.
Sales price increases initiated by us may negatively impact our financial results if not properly implemented or accepted by our customers. Future price increases, such as those made in order to offset increased input costs, may reduce our overall sales volume, which could reduce our revenue and operating profit. Price changes driven by higher input costs may not occur, or may not occur in a timely manner, which may reduce our operating profit. Additionally, if market prices for certain inputs decline significantly below our contracted prices, customer pressure to reduce prices could lower our revenue and operating profit.
Changes in our top retail customer relationships could impact our revenue and profitability.
We are exposed to risks resulting from several large retail customers that account for a significant portion of our revenue. Our top ten retail customers accounted for approximately 48% of our net revenue during 2014, with our largest retail customer representing approximately 14% of our 2014 net revenue. The loss of one or more of our large retail customers could adversely affect our financial results. These customers typically make purchase decisions based on a combination of price, service, product quality, product offerings, consumer demand, as well as distribution capabilities and generally do not enter into long-term contracts. In addition, these significant retail customers may change their business practices related to inventories, product displays, logistics or other aspects of the customer-supplier relationship. Our results of operations could be adversely affected if revenue from one or more of these customers is significantly reduced or if the cost of complying with customers’ demands is significant. If receivables from one or more of these customers become uncollectible, our financial results may be adversely impacted.

We may be unable to maintain our profitability in the face of a consolidating retail environment.
Our largest customer, Wal-Mart Stores, Inc., accounted for 14% of our fiscal 2014 net sales, and our ten largest customers together accounted for approximately 48% of our fiscal 2014 net sales. As the retail grocery trade continues to consolidate and our retail customers grow larger and become more sophisticated, our retail customers may demand lower pricing and increased promotional programs. Further, these customers are reducing their inventories and increasing their emphasis on products that hold either the number one or number two market position and private label products. If we fail to use our sales and marketing expertise to maintain our category leadership positions to respond to these trends, or if we lower our prices or increase promotional support of our products and are unable to increase the volume of our products sold, our profitability and financial condition may be adversely affected.
Our results may be adversely affected by the failure to execute acquisitions and divestitures successfully.
Our ability to meet our objectives with respect to the acquisition of new businesses or the divestiture of existing businesses may depend in part on our ability to identify suitable buyers and sellers, negotiate favorable financial terms and other contractual terms, and obtain all necessary regulatory approvals. Potential risks of acquisitions also include the inability to integrate acquired businesses efficiently into our existing operations; diversion of management's attention from other business concerns; potential loss of key employees and/or customers of acquired businesses; potential assumption of unknown liabilities; the inability to implement promptly an effective control environment; potential impairment charges if purchase assumptions are not achieved or market conditions decline; and the risks inherent in entering markets or lines of business with which we have limited or no prior experience. Acquisitions outside the U.S. may present unique challenges and increase our exposure to risks associated with foreign operations, including foreign currency risks and risks associated with local regulatory agencies.

Potential risks for divestitures include the inability to separate divested businesses or business units from the Company effectively and efficiently and to reduce or eliminate associated overhead costs. Our inability to generate revenue and earnings to replace those previously generated by Private Brands or to generate cost reductions to offset overhead costs previously absorbed by Private Brands could negatively impact future results from continuing operations. Our business or financial results may be negatively affected if acquisitions or divestitures are not successfully implemented or completed.
The loss of key personnel could have an adverse effect on our financial results and growth prospects.
There are risks associated with our ability to retain key employees. If certain key employees terminate their employment, it could negatively impact manufacturing, sales, marketing or development activities. In addition, we may not be able to locate suitable replacements for key employees or offer employment to potential replacements on acceptable terms.
Efforts to execute and accomplish our strategy could adversely affect our financial results.
We utilize several operating strategies to increase revenue and improve operating performance. If we are unsuccessful due to unplanned events, our ability to manage change or unfavorable market conditions, our financial performance could be adversely affected. If we pursue strategic acquisitions, divestitures, or joint ventures, we may incur significant costs and may not be able to consummate the transactions or obtain financing. Further, the success of our acquisitions will depend on many factors, such as our ability to identify potential acquisition candidates, negotiate satisfactory purchase terms, obtain loans at satisfactory rates to fund acquisitions and successfully integrate and manage the growth from acquisitions. Integrating the operations, financial reporting, disparate technologies and personnel of newly acquired companies involves risks. As a result, we may not be able to realize expected synergies or other anticipated benefits of acquisitions.
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
We may need to recall some of our products if they become adulterated or if they are mislabeled, and may also be liable if the consumption of any of our products causes injury to consumers. A widespread recall could result in significant losses due to the costs of a recall, the destruction of product inventory, and lost sales due to the unavailability of the affected product for a period of time. A significant product recall or product liability claim could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in the safety and/or quality of our products, ingredients or packaging. Such a loss of confidence could occur even in the absence of a recall or a major product liability claim. We also may become involved in lawsuits and legal proceedings if it is alleged that the consumption of any of our products causes injury or illness. A product recall or an adverse result in any such litigation could have an adverse effect on our operating and financial results. We may also lose customer confidence for our entire Branded portfolio as a result of any such recall or proceeding.
Disruption of our supply chain could have an adverse impact on our business and financial results.
Our ability to manufacture and sell our products may be impaired by damage or disruption to our manufacturing or distribution capabilities, or to the capabilities of our suppliers or contract manufacturers, due to factors that are hard to predict or beyond our control, such as adverse weather conditions, natural disasters, fire, pandemics or other events. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, may adversely affect our business or financial results, particularly in circumstances where a product or ingredient is sourced from a single supplier or location.
We may be adversely impacted by inadequacies in, or security breaches of, our information technology systems.
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
Furthermore, with multiple information technology systems as a result of acquisitions, we may encounter difficulties assimilating or integrating data. In addition, we are currently in the process of consolidating systems which could provide additional security or business disruption risks which could have an adverse impact on our business and financial results.
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
We are a consumer products company operating in highly competitive markets and rely on continued demand for our products. To generate revenue and profits, we must sell products that appeal to our customers and consumers. Any significant changes in consumer preferences or any inability on our part to anticipate or react to such changes could result in reduced demand for our products and erosion of our competitive and financial position. Our success depends on the ability to respond to consumer trends, including concerns of consumers regarding health and wellness, obesity, product attributes and ingredients. In addition, changes in product category consumption or consumer demographics could result in reduced demand for our products. Consumer preferences may shift due to a variety of factors, including the aging of the general population, changes in social trends, or changes in travel, vacation or leisure activity patterns. Any of these changes may reduce consumers’ willingness to purchase our products and negatively impact our financial results.
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
Our DSD network relies on approximately 2,700 IBOs for the sale and distribution of Branded and Partner brand products.
IBOs must make a commitment of capital and/or obtain financing to purchase a route business and other equipment to conduct their business. Certain financing arrangements, through third-party lending institutions, are made available to IBOs and require us to repurchase a route business if the IBO defaults on their loan and we then are required to collect any shortfall from the IBO to the extent possible. The inability of IBOs, in the aggregate, to make timely payments could require write-offs of accounts receivable or increased provisions made against accounts receivable, either of which could adversely affect our financial results.
The ability to maintain a DSD network depends on a number of factors, many of which are outside of our control. Some of these factors include: (i) the level of demand for the brands and products which are available in a particular distribution area; (ii) the ability to price products at levels competitive with those offered by competing producers; and (iii) the ability to deliver products in the quantity and at the time ordered by IBOs and retail customers. There can be no assurance that we will be able to mitigate the risks related to all or any of these factors in any of the current or prospective geographic areas of distribution. To the extent that any of these factors have an adverse effect on the relationships with IBOs, thus limiting maintenance and expansion of the sales market, our revenue and financial results may be adversely impacted.
Identifying new IBOs can be time-consuming and any resulting delay may be disruptive and costly to the business. There also is no assurance that we will be able to maintain current distribution relationships or establish and maintain successful relationships with IBOs in new geographic distribution areas. There is the possibility that we will have to incur significant expenses to attract and maintain IBOs in one or more geographic distribution areas. The occurrence of any of these factors could result in increased expense or a significant decrease in sales volume through our DSD network and harm our business and financial results.
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
The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities, and the net carrying value of other intangibles represents the fair value of trademarks, customer relationships, route intangibles and other acquired intangibles. Pursuant to generally accepted accounting principles in the United States, we are required to perform impairment tests on our goodwill and indefinite-lived intangible assets annually or at any time when events occur, which could impact the value of our reporting unit or our indefinite-lived intangibles. These values depend on a variety of factors, including the success of our business, market conditions, earnings growth and expected cash flows. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures, changes in discount rates based on changes in cost of capital or lower than expected sales and profit growth rates. In addition, if we see the need to consolidate certain brands, we could experience impairment of our trademark intangible assets. Significant and unanticipated changes could require a non-cash charge for impairment in a future period which may significantly affect our financial results in the period of such charge.
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

We are exposed to interest rate volatility, which could negatively impact our financial results.
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
As of January 3, 2015, Patricia A. Warehime beneficially owned in the aggregate approximately 18% of our outstanding common stock. Mrs. Warehime serves as one of our directors. Her husband, Michael A. Warehime served as the Chairman of the Board until he passed away in August of 2014. Mrs. Warehime is the executrix, trustee and principal beneficiary of Mr. Warehime's estate and trust. As a result, Mrs. Warehime may be able to exercise significant influence over us and certain matters requiring approval of our stockholders, including the approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This could limit the ability of our other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control of our company. In addition, Mrs. Warehime may have actual or potential interests that diverge from the interests of our other stockholders.
Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
Our corporate headquarters is located in Charlotte, North Carolina. We have an additional administrative office in Hanover, Pennsylvania. Our manufacturing operations are located in Charlotte, North Carolina; Hanover, Pennsylvania; Franklin, Wisconsin; Goodyear, Arizona; Columbus, Georgia; Jeffersonville, Indiana; Hyannis, Massachusetts; Perry, Florida; and Ashland, Ohio. Additionally, our Research and Development Center is located in Hanover, Pennsylvania.
We also lease or own over 100 warehouses as well as multiple stockrooms, sales offices and administrative offices throughout the United States to support our operations and DSD network. A map of our distribution warehouse locations is included below. For areas where we do not have a DSD network, our products are distributed using third-party distributors and direct to retail customers.

DSD Network Footprint vs. U.S. Population Density

New York
Metropolitan Area
Average Population
Per square mile
300.0 or more
160.0 to 299.9
86.9 to 159.9
40.0 to 86.8
10.0 to 39.9
Less than 10.0
Location of SL Warehouse

The facilities and properties that we own, lease and operate are maintained in good condition and are believed to be suitable and adequate for present needs. We believe that we have sufficient production capacity or the ability to increase capacity to meet anticipated demand in 2015.

Item 3.  Legal Proceedings
We are currently subject to various lawsuits and environmental matters arising in the normal course of business. In our opinion, such matters should not have a material effect upon our consolidated financial statements taken as a whole.
Item 4.  Mine Safety Disclosures
Not applicable.
Item X.  Executive Officers of the Registrant
Information about each of our executive officers, as defined in Rule 3b-7 of the Securities Exchange Act of 1934, is as follows:

Name	Age	Information About Officers
Carl E. Lee, Jr.	55
President and Chief Executive Officer of Snyder's-Lance, Inc. since May 2013; President and Chief Operating Officer of Snyder’s-Lance, Inc. from December 2010 to May 2013; President and Chief Executive Officer of Snyder’s of Hanover, Inc. from 2005 to December 2010; President and Chief Executive Officer of WFMS, First Data Corporation, from 2001 to 2005; Regional President for Nabisco International from 1997 to 2001; served in a variety of senior roles with Frito-Lay domestically and internationally from 1986 to 1997.

Rick D. Puckett	61
Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Snyder's-Lance, Inc. since August 2014; Executive Vice President, Chief Financial Officer and Treasurer of Snyder’s-Lance, Inc. from December 2010 to August 2014; Executive Vice President, Chief Financial Officer, Secretary and Treasurer of Lance, Inc. from 2006 to December 2010; Executive Vice President, Chief Financial Officer, Secretary and Treasurer of United Natural Foods, Inc. from 2005 to January 2006; Senior Vice President, Chief Financial Officer and Treasurer of United Natural Foods, Inc. from 2003 to 2005.

Charles E. Good	66
President of S-L Distribution Company, Inc. and Senior Vice President of Snyder’s-Lance, Inc. since December 2010; Chief Financial Officer, Secretary and Treasurer of Snyder’s of Hanover, Inc. from 2006 to December 2010.

Patrick S. McInerney	56
Senior Vice President and Chief Supply Chain Officer of Snyder’s-Lance, Inc. since January 2013;  Senior Vice President of Manufacturing, Snyder’s-Lance, Inc. from June 2011 to January 2013; Senior Vice President of Branded Manufacturing, Snyder’s-Lance, Inc. from December 2010 to June 2011; Vice President of Manufacturing, Snyder’s of Hanover, Inc. from 1996 to December 2010.

Daniel J. Morgan	49
Senior Vice President and Chief Sales Officer of Snyder’s-Lance, Inc. since July 2014; Senior Vice President of Sales, East Division of Snyder’s-Lance, Inc. from December 2010 to July 2014; Regional Vice President of Sales, Snyder’s of Hanover, from 2003 to December 2010; President, Patriot Snacks from 1996 to 2003; President, Bay State Snacks from 1993 to 1996.

Rodrigo F. Troni Pena	48
Senior Vice President and Chief Marketing Officer of Snyder's-Lance, Inc. since December 2013; Senior Vice President, Birds Eye at Pinnacle Foods from May 2010 to November 2013; Chief Marketing Officer of Sabra Dipping Company (Pepsico Division) from November 2007 to April 2010; Director of International Business Development and a number of senior roles, Cadbury Schweppes PLC from 1992 to 2007.

Margaret E. Wicklund	54
Vice President, Corporate Controller, Principal Accounting Officer and Assistant Secretary of Snyder’s-Lance, Inc. since December 2010; Vice President, Corporate Controller, Principal Accounting Officer and Assistant Secretary of Lance, Inc. from 2007 to December 2010; Corporate Controller, Principal Accounting Officer and Assistant Secretary of Lance, Inc. from 1999 to 2006.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our $0.83-1/3 par value Common Stock trades under the symbol "LNCE" on the NASDAQ Global Select Market. We had 3,305 stockholders of record as of February 25, 2015.
The following table sets forth the high and low sale price quotations and dividend information for each interim period of the years ended January 3, 2015 and December 28, 2013:

2014 Interim Periods	High Price	Low Price	Dividend Paid
First quarter (13 weeks ended March 29, 2014)	$28.97	$24.96	$0.16
Second quarter (13 weeks ended June 28, 2014)	28.50	25.40	0.16
Third quarter (13 weeks ended September 27, 2014)	28.23	24.67	0.16
Fourth quarter (14 weeks ended January 3, 2015)	31.25	25.80	0.16

2013 Interim Periods	High Price	Low Price	Dividend Paid
First quarter (13 weeks ended March 30, 2013)	$26.29	$23.48	$0.16
Second quarter (13 weeks ended June 29, 2013)	28.62	24.15	0.16
Third quarter (13 weeks ended September 28, 2013)	32.49	26.53	0.16
Fourth quarter (13 weeks ended December 28, 2013)	30.52	26.73	0.16
On February 10, 2015, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on March 6, 2015 to stockholders of record on February 25, 2015. Our Board of Directors will consider the amount of future cash dividends on a quarterly basis.
Our Amended and Restated Credit Agreement entered into on May 30, 2014, restricts our payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $200 million. As of January 3, 2015, our consolidated stockholders’ equity was $1,086.7 million and we were in compliance with this covenant. The private placement agreement for $100 million of senior notes has provisions no more restrictive than the Amended and Restated Credit Agreement.
The following table presents information with respect to purchases of common stock of the Company made during the quarter ended January 3, 2015, by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
September 28, 2014 - October 31, 2014	125	$26.50	—	293,382
November 1, 2014 - November 30, 2014	—	—	—	293,382
December 1, 2014 - January 3, 2015	—	—	—	293,382
Total	125	$26.50	—	293,382

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

Item 6.  Selected Financial Data
The following table sets forth selected historical financial data for the five-year period ended January 3, 2015. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements. Amounts included in the Results of Operations section below for prior periods have been reclassified to separate amounts related to discontinued operations from continuing operations. Current year Results of Operations also separately present amounts associated with discontinued operations. See Note 3 to the consolidated financial statements in Item 8 for additional information regarding discontinued operations.

Results of Operations (in thousands):	2014	2013	2012	2011	2010
Net revenue (1) (2) (3) (4)	$1,620,920	$1,504,332	$1,362,911	$1,361,888	$706,932
Cost of sales	1,042,458	963,073	872,316	840,729	388,332
Gross margin	578,462	541,259	490,595	521,159	318,600
Gross margin percentage	35.7%	36.0%	36.0%	38.3%	45.1%

Income/(loss) before income taxes (5) (6) (7) (8) (9)	91,508	87,900	79,408	33,580	(20,163)
Income/(loss) from continuing operations	59,217	55,603	45,489	20,950	(16,363)
Income from discontinued operations, net of income tax (10)	133,316	23,481	14,021	17,791	18,894
Net income attributable to Snyder’s-Lance, Inc. (10)	$192,591	$78,720	$59,085	$38,258	$2,512

Average Number of Common Shares Outstanding (in thousands):
Basic (11)	70,200	69,383	68,382	67,400	34,128
Diluted (11)	70,890	70,158	69,215	67,478	34,348

Per Share of Common Stock:
Basic earnings/(loss) per share from continuing operations	$0.84	$0.80	$0.66	$0.30	$(0.48)
Basic earnings per share from discontinued operations (10)	1.90	0.33	0.20	0.27	0.55
Total basic earnings per share (10)	$2.74	$1.13	$0.86	$0.57	$0.07

Diluted earnings/(loss) per share from continuing operations	$0.84	$0.79	$0.65	$0.30	$(0.48)
Diluted earnings per share from discontinued operations (10)	1.88	0.33	0.20	0.26	0.55
Total diluted earnings per share (10)	$2.72	$1.12	$0.85	$0.56	$0.07

Cash dividends declared (12)	$0.64	$0.64	$0.64	$0.64	$4.39

Financial Status at Year-end (in thousands):
Total assets (13)(14)	$1,863,388	$1,769,560	$1,746,732	$1,466,790	$1,462,356
Long-term debt, net of current portion (14)	$438,376	$480,082	$514,587	$253,939	$227,462
Total debt (14)	$446,937	$497,373	$535,049	$258,195	$285,229

Footnotes:

(1)
2014 net revenue increased compared to 2013 approximately $30 million, as a result of the fifty-third week and $44 million as a result of the acquisition of Baptista's in June 2014 and the consolidation of the results of Late July subsequent to our additional investment in October 2014.

(2)	2013 net revenue increased compared to 2012, due to the full year impact of the acquisition of Snack Factory, which occurred in October 2012.

(3)
2012 net revenue included approximately $30 million as a result of acquisitions, including the acquisition of Snack Factory in October 2012. The completion of the conversion to an IBO-based DSD network ("IBO conversion") reduced net revenue by approximately $53 million compared to 2011.

(4)	2011 net revenue is not comparable to 2010 as a result of the Merger. Additionally, 2011 net revenue included approximately $8 million from the acquisition of George Greer Company Inc. in August 2011.

(5)
2014 pretax income was impacted by a gain on the revaluation of our prior equity investment in Late July of approximately $17 million, impairment charges of approximately $13 million and approximately $4 million associated with our margin improvement and restructuring plan.

(6)
2013 pretax income was impacted by certain self-funded medical claims that resulted in approximately $5 million in incremental expenses as well as impairment charges of approximately $2 million associated with one of our trademarks.

(7)
2012 pretax income included the impact of approximately $4 million in severance costs and professional fees related to the Merger and integration activities, approximately $9 million in impairment charges offset by approximately $22 million in gains on the sale of route businesses associated with the IBO conversion.

(8)
2011 pretax income was impacted by approximately $20 million in severance costs and professional fees related to Merger and integration activities, approximately $10 million in asset impairment charges related to the IBO conversion, approximately $3 million in charges related to closing the Corsicana, Texas manufacturing facility, approximately $9 million in expense reductions related to a change in the vacation plan and approximately $9 million in gains on the sale of route businesses associated with the IBO conversion.

(9)
2010 pretax income included the impacts of the change-in-control and other Merger-related expenses incurred in connection with the Merger, totaling approximately $38 million, as well as incremental costs of approximately $3 million for an unsuccessful bid for a targeted acquisition, approximately $3 million for severance costs relating to a workforce reduction, approximately $2 million for a claims buy-out agreement with an insurance company and a pre-tax loss for the additional fifty-third week of approximately $2 million.

(10)	2014 income from discontinued operations, net of income tax, included a $223 million pretax gain on the sale of Private Brands.

(11)	2011 basic and diluted shares outstanding include the full-year impact of shares issued in connection with the Merger.

(12)	2010 includes a special dividend of $3.75 per share in connection with the Merger.

(13)	2014 total assets increased from 2013 primarily due to the acquisition of Baptista's and Late July, partially offset by the sale of Private Brands.

(14)	2012 total assets, long-term debt and total debt increased from 2011 primarily because of the acquisition of Snack Factory.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand Snyder's-Lance, Inc., our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and accompanying notes to the financial statements. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under Part I, Item 1A—Risk Factors and other sections in this report.
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
Executive Summary
Since the merger of Snyder’s of Hanover, Inc. and Lance, Inc. in late 2010, we have implemented and aggressively focused on our strategic plan. We have made significant progress against our strategic plan and the various capital investments, manufacturing consolidations, acquisitions and divestitures that have occurred since the merger are all consistent with our strategy. On May 7, 2014, we announced two separate transactions: the acquisition of Baptista’s and the sale of Private Brands. We believe these two transactions better positioned us to be an innovative, branded snack food company with capabilities to develop products that are positioned to meet changing consumer trends. In addition, early in the fourth quarter of 2014, we increased our ownership interest from 18.7% to 80% in Late July, a leader in organic and non-GMO snacks. Consistent with our strategy to focus more on "better for you" snacking options, we announced the formation of our new Clearview Foods™ division in February of 2015, which combines the strength of our Snack Factory® Pretzel Crisps®, Late July® Organic Snacks and EatSmart™ brands in order to focus on developing innovative, "better for you" snacking options. All of these actions are consistent with our overall strategic plan of supporting long-term focus and alignment with changing consumer trends in order to support branded revenue growth.
Additional details on the recent transactions are below:

•
On June 13, 2014, we completed the acquisition of Baptista’s for approximately $204 million. Baptista's is an industry leader in the development, innovation and manufacturing of highly-differentiated snack foods, including organic, non-GMO, all natural and gluten-free products. By acquiring the sole manufacturer of our fast-growing Snack Factory® Pretzel Crisps® brand, we gained unique capabilities consistent with our own innovation plans that will complement our family of brands. This transaction benefits our Company through increased gross margin on our Snack Factory® Pretzel Crisps® products as well as through incremental product development and innovation while leveraging our marketing and product distribution capabilities. We have several new, innovative products in our Core brands that will be introduced in early 2015 that have been made possible through this acquisition.

•
At the beginning of the third quarter of 2014, we completed the carve-out and sale of Private Brands for approximately $430 million, which included the sale of two of our United States subsidiaries as well as certain assets of our Canadian subsidiary, to Shearer's Foods, LLC. The transaction included the sale of manufacturing facilities located in Burlington, Iowa and Guelph, Ontario as well as the exclusive right to manufacture and sell the majority of our Private brand products and certain contract manufactured products. This divestiture allowed us to place additional focus on our Branded product portfolio and generated cash flows that were more than sufficient to fund the Baptista's and Late July acquisitions.

•
Early in the fourth quarter of 2014, we made an additional investment in Late July of approximately $59.5 million which increased our total ownership interest from 18.7% to 80.0%. Late July is a leader in organic and non-GMO baked and salty snacks and has the number one organic and non-GMO tortilla chip in the market today. The investment supports our goal of having a stronger presence in healthier snacks.

•
In February of 2015, we introduced the Clearview Foods™ division. This division reinforces our desire to promote growth in "better for you" snacking options. Our Snack Factory® Pretzel Crisps®, Late July® Organic Snacks and EatSmart™ brands will be included in the Clearview Foods™ division. These brands will be supported by our strong distribution network and research and development capabilities, particularly those recently obtained through our acquisition of Baptista's.

Our Core brands consist of Snyder's of Hanover®, Lance®, Cape Cod®, and Snack Factory® Pretzel Crisps®. With the acquisition of Late July®, we added another Core brand to our portfolio. During 2014, we experienced overall positive growth in our Core Brands.
Net revenue from our Cape Cod® kettle cooked chips increased in 2014, compared to 2013. The increase was driven by organic growth in core markets, new consumers due to trial and innovation, quality improvements, digital advertising and west coast expansion -- all resulting in strong distribution and market share gains. In addition, we introduced a new product category for Cape Cod® in 2014 -- ready to eat popcorn -- to take advantage of growth trends and our brand equity. We will be extending the brand into additional product categories in 2015.
Net revenue from Snyder’s of Hanover® pretzels increased in 2014, compared to 2013 as new product offerings more than offset declines in certain base products as a result of increased price competition from private brand products. New product offerings included our Sweet and Salty pretzel pieces as well as new gluten-free offerings, which were both very well received by consumers. Snyder’s of Hanover® continued to maintain its market share and category leadership in this growing market.
Net revenue from our Lance® sandwich crackers declined in 2014, compared to the prior year and the brand lost market share despite maintaining its position as market share leader in the sandwich cracker category. Throughout the year, we have been renovating our Lance® sandwich cracker brand by reconfiguring our packaging for the entire sandwich cracker portfolio. With both the old and new packaging designs and configurations available to consumers during most of 2014, our consumer research showed that this caused temporary confusion at the shelf, which led to the volume declines. The packaging renovation was completed by the end of 2014. We also experienced competition from other brands in the sandwich cracker category as well as competition from other snack food products. We continue to address these volume declines with new product launches, including Lance® Bolds® sandwich crackers and a new 20-count configuration, as well as aggressive coupon programs and a reintroduction of radio advertising, which we believe will be a better and more cost effective media platform.
Snack Factory® Pretzel Crisps® showed strong growth in net revenue in 2014, compared to 2013 primarily from expanded distribution and new product offerings. We continue to gain market share with this brand, and we are focused on driving growth through the introduction of new products within this category. During 2014, we introduced a mini version of our more popular products directed towards a younger consumer, but also for easier snacking for existing customers. These new products have been well received to date and we expect to continue to expand on this success in 2015.
In addition to successes in our Core brands, we believe we have also strengthened our talent base in marketing and sales which has resulted in stronger innovation and better execution in the market. We have also implemented tools and analytics that have helped us deliver more cost effective trade and investment in the growth of the brands. Further, we have developed capabilities that we believe will enable us to more quickly integrate acquired businesses and get to common systems and processes.
As a result of the disposition of Private Brands in 2014, there were stranded operational costs and accordingly, during the third quarter, we announced the Margin Improvement and Restructuring Plan ("Restructuring Plan") to help offset these stranded costs. The Restructuring Plan is expected to be completed by the third quarter of 2015. In addition, the assets and liabilities of the Private Brands disposal group were considered held-for-sale and presented as discontinued operations in our Consolidated Balance Sheets. In addition, the revenues and expenses that will no longer continue after the sale of Private Brands were reclassified to discontinued operations in the Consolidated Statements of Income. All prior year results were retrospectively adjusted to consistently present continuing and discontinued operations.
Our fiscal year ends on the Saturday closest to December 31 and, as a result, a 53rd week is added every fifth or sixth year. Our 2013 and 2012 fiscal years each contained 52 weeks and ended on December 28, 2013 and December 29, 2012, respectively. Fiscal year 2014 contained 53 weeks and ended on January 3, 2015. The 53rd week added approximately $30 million to net revenue and $0.02 to diluted earnings per share in fiscal year 2014.

Some of the highlights of our 2015 business outlook are as follows:

•
We expect to introduce approximately 45 new products in 2015 as our focus on research and development and innovation continues. These new products include Snyder’s of Hanover® Bowties and Poppers™, Lance® Quick Starts™, Cape Cod® Dipping Shells, Snack Factory® Pretzel Crisps® gluten-free minis and Late July® Clásico tortilla chips along with a variety of new flavors in many existing product lines that are designed to attract both new and repeat customers.

•
We plan to continue to focus on cost savings opportunities in order to reduce overhead costs that remained after the sale of Private Brands and achieve higher margins and greater efficiency as a result of the Restructuring Plan and ongoing initiatives. The Restructuring Plan is expected to be completed by the third quarter of 2015, and we expect to see some improvement in our gross margin percentage as well as other operating costs in the second half of 2015.

•
We expect to continue to make investments in marketing and advertising, including television, digital campaigns and social media, to support our Core brands. We expect to increase our investment associated with marketing and advertising 12% to 15% when compared to 2014, with the majority of this investment projected to come in the first quarter of 2015.

•	We expect ingredient costs in 2015 to be reasonably consistent with 2014 and there are currently no significant planned price increases.

Results of Operations
Year Ended January 3, 2015 (53 weeks) Compared to Year Ended December 28, 2013 (52 weeks)

(in millions)	2014		2013		Favorable/ (Unfavorable) Variance
Net revenue	$1,620.9	100.0%	$1,504.3	100.0%	$116.6	7.8%
Cost of sales	1,042.4	64.3%	963.0	64.0%	(79.4)	(8.2)%
Gross margin	578.5	35.7%	541.3	36.0%	37.2	6.9%
Selling, general and administrative	478.5	29.5%	447.2	29.7%	(31.3)	(7.0)%
Impairment charges	13.0	0.8%	1.9	0.1%	(11.1)	(584.2)%
Gain on sale of route businesses, net	(1.1)	(0.1)%	(2.6)	(0.2)%	(1.5)	(57.7)%
Gain on the revaluation of prior equity investment	(16.6)	(1.0)%	—	—%	16.6	—%
Other income, net	(0.2)	—%	(7.5)	(0.4)%	(7.3)	(97.3)%
Income before interest and income taxes	104.9	6.5%	102.3	6.8%	2.6	2.5%
Interest expense, net	13.4	0.8%	14.4	1.0%	1.0	6.9%
Income tax expense	32.3	2.0%	32.3	2.1%	—	—%
Income from continuing operations	59.2	3.7%	55.6	3.7%	3.6	6.5%
Income from discontinued operations, net of income tax	133.3	8.2%	23.5	1.6%	109.8	467.2%
Net income	$192.5	11.9%	$79.1	5.3%	$113.4	143.4%

Net Revenue
Net revenue by product category was as follows:

(in millions)	2014		2013		Favorable/ (Unfavorable) Variance
Branded	$1,109.3	68.4%	$1,071.4	71.2%	$37.9	3.5%
Partner brand	348.1	21.5%	308.4	20.5%	39.7	12.9%
Other	163.5	10.1%	124.5	8.3%	39.0	31.3%
Net revenue	$1,620.9	100.0%	$1,504.3	100.0%	$116.6	7.8%
Overall revenue increased $116.6 million, or 7.8%, in 2014 compared to 2013 primarily due to acquisitions, the additional week of revenue recognized in 2014 and revenue growth in our Partner brand product category. The following table shows revenue by product category adjusted for amounts attributable to acquisitions and the 53rd week and compares the 2014 adjusted net revenue to 2013 net revenue:

(in millions)	2014 Net Revenue	Acquisitions	Estimated 53rd week	2014 Adjusted Net Revenue (1)	2013 Net Revenue	Favorable/ (Unfavorable) Variance
Branded	$1,109.3	$3.9	$20.6	$1,084.8	$1,071.4	$13.4	1.3%
Partner brand	348.1	—	6.5	341.6	308.4	33.2	10.8%
Other	163.5	40.5	3.3	119.7	124.5	(4.8)	(3.9)%
Net revenue	$1,620.9	$44.4	$30.4	$1,546.1	$1,504.3	$41.8	2.8%

(1)
The non-GAAP measures and related comparisons in the table above should be considered in addition to, not as a substitute for, our net revenue disclosure, as well as other measures of financial performance reported in accordance with GAAP, and may not be comparable to similarly titled measures used by other companies. Our management believes the presentation of 2014 Adjusted Net Revenue is useful for providing increased transparency and assisting investors in understanding the ongoing operating performance of the Company.
Branded revenue increased $37.9 million, or 3.5%, compared to 2013, primarily due to additional revenue from the 53rd week included in 2014. Branded revenue increased 1.3% excluding acquisitions and the 53rd week. However, there were significant positive trends in revenues from three of our Core brands. Total Core brand revenue growth was approximately 2%, after adjusting for the 53rd week, and was led by revenue increases in Cape Cod® kettle cooked chips and Snack Factory® Pretzel Crisps® which were partially offset by revenue declines in Lance® sandwich crackers. Our Cape Cod® kettle cooked chips experienced strong volume growth and increased market share when compared to 2013. This increase in Cape Cod volume was driven by organic growth in core markets, new consumers due to trial and innovation, quality improvements, digital advertising and expansion to the west coast during 2014. We also continued to experience revenue growth in our Snack Factory® Pretzel Crisps® as well as market share gains, which were primarily a result of increased distribution. Snyder’s of Hanover® pretzels showed some growth in net revenue when compared to 2013. This increase was primarily due to a strong performance by certain new products, including Sweet and Salty pretzel pieces, partially offset by declines in certain base products. The revenue gains in these Core brands were largely offset by a decline in revenue from Lance® sandwich crackers. This decrease in net revenue from Lance® sandwich crackers was primarily a result of volume declines due to packaging changes, competition from other brands in the sandwich cracker category and competition from other snack food products. We are working to address these volume declines with new product launches, radio advertising and aggressive coupon programs which began in the fourth quarter of 2014 and will continue into 2015. Revenue from our Allied branded products was relatively flat, after adjusting for the 53rd week.
Partner brand net revenue grew 12.9% compared to 2013, and 10.8% after adjusting for the 53rd week in 2014. The increase was primarily due to volume growth in our existing Partner brand product portfolio. In addition, our distributor acquisitions in the second half of 2013 brought in additional Partner brand revenue. Adding strong regional partner brands to our product portfolio continues to provide opportunities for geographic expansion of our DSD network, which in turn expands the distribution of our Branded products and benefits our IBOs.

Due to the sale of Private Brands and the reclassification of associated revenue to discontinued operations, the Private brand product category was removed and Private brand revenue not included in the sale transaction was reclassified to Other. The Other product category primarily consists of revenue from contract manufactured products. Other revenue increased $39.0 million, or 31.3%, from 2013 to 2014, primarily because of the acquisition of Baptista's. However, this increase was partially offset by a reduction in orders for certain contract manufactured products.

In 2014, approximately 71% of net revenue was generated through our DSD network as compared to 73% in the prior year. The decline as a percentage of revenue was due to a higher mix of Other products which are sold through our direct distribution network, largely due to the acquisition of Baptista's.
Gross Margin
Gross margin increased $37.2 million, but declined 0.3% as a percentage of net revenue compared to 2013. The majority of the dollar increase in gross margin was due to increased sales volume compared to the prior year including the impact of the 53rd week. However, the decrease in gross margin as a percentage of revenue was driven by an increase in promotional spending for our Core brands and a greater mix of revenues from Partner brand and Other products which generally have lower margins than our manufactured Branded products.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $31.3 million in 2014 compared to 2013, but decreased 0.2% as a percentage of net revenue. The majority of the increase was the result of incremental advertising and marketing costs as well as higher freight costs compared to 2013. We increased our investment in marketing and advertising costs by approximately 12% in 2014 to further support new product introductions during the year as well as to maintain and grow our market share for our Core branded products. The higher freight costs in 2014 were primarily due to increased sales volume, but were also due to adverse weather conditions and third-party freight carrier capacity constraints, most of which were in the first half of the year. We also incurred $2.8 million in additional expenses in 2014 in conjunction with our Margin Improvement and Restructuring Plan.
Impairment Charges
During 2014, we recorded $13.0 million in total impairment charges, with $7.3 million in impairment of intangible assets and $5.7 million in impairment of fixed assets. We recorded a $3.6 million impairment to write down one of our trademarks to its fair value of $2.5 million. This impairment was necessary due to a reduction in projected future cash flows for this trademark. We also recorded a $3.7 million impairment of our route intangible assets during 2014. There were $5.7 million in fixed asset impairment charges recorded during 2014. Fixed asset impairment charges of $1.8 million were recorded in the fourth quarter of 2014 to write off certain packaging equipment where a decision was made to discontinue the associated product line during the fourth quarter.

Additional fixed asset impairment charges of $2.9 million were recorded in the second quarter of 2014 primarily to write off certain machinery and equipment where expected future cash flows were not expected to support the carrying value due to the sale of Private Brands. The remaining $1.0 million impairment charge was recorded during the first quarter of 2014 and related to our former Corsicana, Texas facility.
The impairment expense in 2013 of $1.9 million was incurred in order to write-off the remaining value of a trademark for which we have substantially discontinued use.
Gain on the Sale of Route Businesses, Net
During 2014, we recognized $1.1 million in net gains on the sale of route businesses compared with net gains of $2.6 million in 2013. The decrease in net gains on the sale of route businesses in 2014 is primarily due to less route business sales activity and the sale of lower value routes in 2014 when compared to 2013. The majority of the route business sales activity in both years was due to the resale of routes purchased because of IBO defaults or route reengineering projects that were initiated in order to maximize the efficiency of route territories for the IBOs.
Net gains on the sale of route businesses in 2014 consisted of $3.3 million in gains and $2.2 million in losses on the sale of route businesses. For 2013, net gains on the sale of route businesses consisted of $6.1 million in gains and $3.5 million in losses on the sale of route businesses.
Gain on the Revaluation of Prior Equity Investment
We recognized a $16.6 million gain on the revaluation of our prior 18.7% equity investment in Late July. Because of our purchase of a controlling interest in Late July, the equity of the entire entity was increased to fair value, which resulted in a $16.6 million increase in the value of our prior investment.
Other Income, Net
Other income declined from $7.5 million in 2013 to $0.2 million in 2014. Other income in 2013 included a settlement of a business interruption claim for lost profits during the year of approximately $4.0 million. The remaining income in 2013 was primarily the result of gains on sales of fixed assets and certain cost method investments. Other income in 2014 principally consisted of income from a Transition Services Agreement associated with the sale of Private Brands offset by losses on sales of fixed assets.
Interest Expense, Net
Interest expense decreased $1.0 million during 2014 compared to 2013. The decrease was due to lower average debt levels and interest rates in 2014, and was partially offset by additional interest expense in 2014 of $0.8 million due to the write-off of previously capitalized debt issuance costs.
Income Tax Expense
The effective income tax rate decreased to 35.3% in 2014 from 36.7% in 2013. The decrease in the effective income tax rate in 2014 was primarily due to the recognition of previously established unrecognized tax benefits in the first quarter of 2014.
Income from discontinued operations, net of income tax
Income from discontinued operations, net of income tax, increased in 2014 primarily due to the gain as a result of the completion of the sale of Private Brands.

Year Ended December 28, 2013 Compared to Year Ended December 29, 2012

(in millions)	2013		2012		Favorable/ (Unfavorable) Variance
Net revenue	$1,504.3	100.0%	$1,362.9	100.0%	$141.4	10.4%
Cost of sales	963.0	64.0%	872.3	64.0%	(90.7)	(10.4)%
Gross margin	541.3	36.0%	490.6	36.0%	50.7	10.3%
Selling, general and administrative	447.2	29.7%	415.6	30.5%	(31.6)	(7.6)%
Impairment charges	1.9	0.1%	9.4	0.7%	7.5	79.8%
Gain on sale of route businesses, net	(2.6)	(0.2)%	(22.3)	(1.6)%	(19.7)	(88.3)%
Other income, net	(7.5)	(0.4)%	(1.0)	(0.1)%	6.5	650.0%
Income before interest and income taxes	102.3	6.8%	88.9	6.5%	13.4	15.1%
Interest expense, net	14.4	1.0%	9.5	0.7%	(4.9)	(51.6)%
Income tax expense	32.3	2.1%	33.9	2.5%	1.6	4.7%
Income from continuing operations	55.6	3.7%	45.5	3.3%	10.1	22.2%
Income from discontinued operations, net of income tax	23.5	1.6%	14.0	1.1%	9.5	67.9%
Net income	$79.1	5.3%	$59.5	4.4%	$19.6	32.9%

Net Revenue
Net revenue by product category was as follows:

(in millions)	2013		2012		Favorable/ (Unfavorable) Variance
Branded	$1,071.4	71.2%	$955.5	70.1%	$115.9	12.1%
Partner brand	308.4	20.5%	283.1	20.8%	25.3	8.9%
Other	124.5	8.3%	124.3	9.1%	0.2	0.2%
Net revenue	$1,504.3	100.0%	$1,362.9	100.0%	$141.4	10.4%
Branded revenue increased $115.9 million, or 12.1%, compared to 2012, led by strong Core brand growth, primarily driven by the full-year impact of our acquisition of Snack Factory. We also had double-digit revenue growth and increased our market share in our Snyder’s of Hanover® brand products. Cape Cod® kettle cooked chips also achieved growth in both revenue and market share. We increased our promotional spending as a percentage of revenue during 2013. This resulted in $5.1 million of additional promotional expense when compared to 2012. Our Lance® branded sandwich cracker revenue was negatively impacted by this significantly higher promotional spending which was necessary to mitigate the impact of increased competition. This resulted in a decline in revenue for our Lance® branded sandwich crackers compared to 2012 but this brand maintained its market share leader position in the sandwich cracker category. We also experienced a decline in revenue in certain Allied brands.
Partner brand net revenue grew 8.9% compared to 2012. This increase was due to the acquisition of new third-party distributors and new product offerings to support our DSD network. Adding strong regional partner brands to our portfolio continues to provide opportunities for geographic expansion of our DSD network, which in turn expands the distribution of our Branded products and benefits our IBOs.

Due to the sale of Private Brands and the reclassification of associated revenue to discontinued operations, the Private brand product category was removed and Private brand revenue not included in the sale transaction was reclassified to Other. The Other product category primarily consists of revenue from contract manufactured products. Other revenue remained relatively flat compared to 2012.

In 2013, approximately 73% of net revenue was generated through our DSD network as compared to 78% in 2012. The decline as a percentage of revenue was due to a higher mix of Snack Factory® Pretzel Crisps® pretzel crackers, which are sold through our direct distribution network.

Gross Margin
Gross margin increased $50.7 million, or 10.3%, in 2013 compared to 2012. The majority of the increase in gross margin was due to the full year impact of sales of our Snack Factory® Pretzel Crisps® pretzel crackers. Much of the favorability in gross margin as a percentage of revenue was due to a higher mix of Branded product sales, offset by increased promotional spending to support our Branded portfolio and start-up costs associated with the installation of two major capital projects that provided additional capacity.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $31.6 million in 2013 compared to 2012, but decreased 0.8% as a percentage of net revenue. A majority of the increase was due to incremental expenses associated with the operations of Snack Factory, which included additional investment in advertising and marketing to support this as well as our other Core brands. The decrease as a percentage of revenue was due to the full-year impact of the IBO conversion, which resulted in lower compensation, benefits and other route related expenses. However, we did have certain items that unfavorably impacted selling, general and administrative expenses, which included higher display costs to support our new product offerings, sales development and incremental expenses associated with certain self-funded medical claims. In 2012, we recognized severance charges and professional fees associated with Merger and integration activities and costs associated with the acquisition of Snack Factory.
Impairment Charges
In 2013, we recorded an impairment of $1.9 million to write-off the remaining value of a trademark for which we have substantially discontinued use. The $9.4 million of impairment expense in 2012 consisted primarily of a $7.6 million impairment of two of our trademarks. The impairment of trademarks was necessary as we continued to optimize our brand portfolio following the Merger and made a decision to replace a portion of the sales of these Branded products with other, more recognizable, brands in our portfolio.
Gain on the Sale of Route Businesses, Net
During 2013, we recognized $2.6 million in net gains on the sale of route businesses compared with net gains of $22.3 million in 2012. The net gains in 2012 primarily represented gains as a result of the IBO conversion which was completed during 2012. As many of the route businesses sold in the IBO conversion were partially legacy Lance routes that were internally created and had no basis on our balance sheet, there were substantial net gains associated with the sale of most of these route businesses. In 2013, the net gains were a result of ongoing routine route business sales activity such as route reengineering and the resale of route businesses we had repurchased due to IBO defaults.
Net gains on the sale of route businesses in 2013 consisted of $6.1 million in gains and $3.5 million in losses on the sale of route businesses. For 2012, net gains on the sale of route businesses consisted of $29.5 million in gains and $7.2 million in losses on the sale of route businesses.
Other Income, Net
Other Income increased $6.5 million from 2012 to 2013 due primarily to a settlement of a business interruption claim for lost profits during the fiscal year of approximately $4.0 million. The remaining increase is primarily the result of gains on sales of fixed assets and certain cost method investments.
Interest Expense, Net
Interest expense increased $4.9 million during 2013 compared to 2012, primarily due to the full-year impact of the additional debt used to fund the Snack Factory acquisition.
Income Tax Expense
The effective income tax rate decreased to 36.7% for 2013 from 42.7% for 2012. In 2012, the effective tax rate was higher due to goodwill associated with the sale of route businesses which had no tax basis. The impact on the effective tax rate was an increase of 6.1% in 2012. As expected, the effective tax rate declined as subsequent route sale activity decreased.
Income from discontinued operations, net of income tax
Income from Discontinued Operations, net of income tax, increased approximately $9.5 million from 2012 to 2013. The primary driver of this increase was the decision to close our Cambridge, Ontario manufacturing facility in 2012, which resulted in approximately $4.8 million of expense associated with impairment of fixed assets and severance in the fourth quarter of 2012. The remaining increase was primarily due to price increases realized on our Private brand products in 2013, which resulted in increased gross margin.

Liquidity and Capital Resources
Liquidity
Liquidity represents our ability to generate sufficient cash flows from operating activities to meet our obligations as well as our ability to obtain appropriate financing. Therefore, liquidity should not be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives. Currently, our liquidity needs arise primarily from acquisitions, working capital requirements, capital expenditures for fixed assets and dividends. We believe we have sufficient liquidity available to enable us to meet these demands.
The following table sets forth a summary of our cash flows for each of the past three years:

(in thousands)	2014	2013	2012
Net cash provided by/(used in):
Operating activities	$13,025	$140,736	$92,768
Investing activities	99,035	(64,911)	(348,344)
Financing activities	(90,767)	(71,021)	243,848
Effect of exchange rate changes on cash	—	$—	163
Net increase/(decrease) in cash and cash equivalents	$21,293	$4,804	$(11,565)
Operating Cash Flows
Cash flow provided by operating activities decreased $127.7 million in 2014 when compared to 2013. The decrease in net cash provided by operating activities was primarily driven by taxes paid due to the gain on the sale of Private Brands. Approximately $127 million in income taxes related to the gain on the sale of Private Brands were paid in 2014. Excluding the payment of these income taxes, net cash provided by operating activities was reasonably consistent from 2013 to 2014.
Cash flow provided by operating activities increased $48.0 million in 2013 when compared to 2012. The increase was largely driven by an increase in net income in 2013 as well as additional income generated by operating activities, as a higher percentage of the 2012 net income was generated by gains on the sale of route businesses.
Investing Cash Flows
Cash provided by investing activities totaled $99.0 million in 2014 compared with cash used in investing activities of $64.9 million in 2013. The significant increase in cash provided by investing activities was due to the proceeds received from the sale of Private Brands of $430 million, which was partially offset by the acquisition of Baptista's and our additional investment in Late July totaling $262.3 million. Capital expenditures for fixed assets, principally manufacturing equipment, decreased slightly from $74.6 million in 2013 to $72.1 million in 2014. We expect that the need for this level of capital expenditures will diminish over the next few years. For 2015, we expect capital expenditures to decline to approximately $60 to $65 million. This level of capital spend is believed to be adequate to maintain and support our revenue growth over the next few years. Proceeds from the sale of route businesses, net of purchases, generated cash flows of $1.0 million in 2014, compared to net proceeds of $1.1 million in 2013.
Cash used in investing activities totaled $64.9 million in 2013 compared to cash used in investing activities of $348.3 million in 2012. The significant reduction in cash used in investing activities was primarily due to the acquisition of Snack Factory for $343.4 million in 2012. Capital expenditures for fixed assets, principally manufacturing equipment, decreased from $80.3 million in 2012 to $74.6 million in 2013. Proceeds from the sale of route businesses, net of purchases, generated net cash flows of $1.1 million in 2013, compared to net proceeds of $65.4 million in 2012. While we continued the purchase and sale of route businesses in 2013, these activities slowed substantially to a more normal level when compared to 2012 due to the completion of the IBO conversion.
Financing Cash Flows
Net cash used in financing activities of $90.8 million in 2014 was principally due to dividends paid of $44.9 million and the continued debt repayment of $50.4 million. This compared to cash used in financing activities of $71.0 million in 2013, which was principally due to dividends paid of $44.9 million, as well as debt repayment of $36.6 million. During 2012, we had net cash provided by financing activities of $243.8 million, primarily due to proceeds from a $325 million term loan used to acquire Snack Factory.
On February 10, 2015, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on March 6, 2015 to stockholders of record on February 25, 2015.

Debt
During the second quarter of 2014, we entered into an Amended and Restated Credit Agreement ("Credit Agreement"). The Credit Agreement provides for borrowings under credit facilities consisting of:

•	a $375 million five-year revolving credit facility;

•	a $150 million five-year term loan; and

•	a $150 million ten-year term loan.
In accordance with the Credit Agreement, we terminated our prior term loan agreement. A payment of approximately $0.6 million was made to pay the difference between the amount owed on the prior term loan and the amount borrowed under the five-year and ten-year term loans.
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
Unused and available borrowings were $325 million under our existing credit facilities at January 3, 2015, as compared to $180 million at December 28, 2013. Under certain circumstances and subject to certain conditions, we have the option to increase available credit under the Credit Agreement by up to $200 million during the life of the facility. We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $11.4 million as of January 3, 2015.
The Credit Agreement requires us to comply with certain defined covenants, such as a maximum debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio of 3.50, or 3.75 for four consecutive periods following a material acquisition, and a minimum interest coverage ratio of 2.50. At January 3, 2015, our debt to EBITDA ratio was 1.11, and our interest coverage ratio was 24.09. These calculations were significantly impacted by the $223 million pretax gain on the sale of Private Brands. Excluding this gain, our debt to EBITDA ratio would have been 2.49, and our interest coverage ratio would have been 7.71. In addition, the Credit Agreement restricts our payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $200 million. As of January 3, 2015, our consolidated stockholders’ equity was $1,086.7 million. We were in compliance with all of these covenants at January 3, 2015. The private placement agreement for $100 million of senior notes has provisions no more restrictive than the Credit Agreement. Total interest expense under all credit agreements for 2014, 2013 and 2012 was $13.4 million, $14.7 million, and $9.7 million, respectively.
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

Contractual obligations as of January 3, 2015 were:

(in thousands)		Payments Due by Period
	Total	2015	2016-2017	2018-2019	Thereafter
Purchase commitments	$105,213	$105,213	$—	$—	$—
Debt, including interest payable (1)	485,791	18,217	133,032	187,448	147,094
Operating lease obligations	74,471	16,557	21,420	9,797	26,697
Unrecognized tax benefits (2)	5,144	—	—	—	—
Other liabilities (3)	26,225	—	—	—	—
Total contractual obligations	$696,844	$139,987	$154,452	$197,245	$173,791
Footnotes:

(1)	Variable interest will be paid in future periods based on the outstanding balance at that time.

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

(3)
Amounts represent future cash payments to satisfy other noncurrent liabilities recorded on our Consolidated Balance Sheets, including the short-term portion of these long-term liabilities. Included in noncurrent liabilities on our Consolidated Balance Sheets as of January 3, 2015 were $18.1 million in accrued insurance liabilities, $5.0 million in accrued incentives, and $3.2 million in other liabilities. As the specific payment dates for these liabilities is unknown, the related balances have not been reflected in the "Payments Due by Period" section of the table.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity or cash flows.
We currently provide a partial guarantee for loans made to IBOs by certain third-party financial institutions for the purchase of route businesses. The outstanding aggregate balance on these loans was approximately $130.3 million as of January 3, 2015 compared to approximately $117.9 million as of December 28, 2013. The $12.4 million increase in the guarantee was primarily due to new IBO loans as a result of transactions between former IBOs and new IBOs where the principal outstanding on the repaid loans was lower than the principal of the new loans. The annual maximum amount of future payments we could be required to make under the guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the route businesses for which the loans are made. Accordingly, we have the ability to recover substantially all of the outstanding loan value upon default, and our liability associated with this guarantee is not significant.
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
Revenue for products sold to IBOs in our DSD network is recognized when the IBO purchases the inventory from our warehouses. Revenue for products sold to retail customers through routes operated by company associates is recognized when the product is delivered to the customer.

Revenue for products shipped directly to customers from our warehouse is recognized based on the shipping terms listed on the shipping documentation. Products shipped with terms FOB shipping point are recognized as revenue at the time the product leaves our warehouses. Products shipped with terms FOB destination are recognized as revenue based on the anticipated receipt date by the customer.
We allow certain customers to return products under agreed upon circumstances. We record a returns allowance for damaged products and other products not sold by the expiration date on the product label. This allowance is estimated based on a percentage of historical sales returns and current market information.
We record certain reductions to revenue for promotional allowances. There are several different types of promotional allowances such as off-invoice allowances, rebates and shelf space allowances. An off-invoice allowance is a reduction to the sales price that is directly deducted from the invoice amount. We record the amount of the deduction as a reduction to revenue when the transaction occurs. Rebates are offered to retail customers based on the quantity of product purchased over a period of time. Based on the nature of these allowances, the exact amount of the rebate is not known at the time the product is sold to the customer. An estimate of the expected rebate amount is recorded as a reduction to revenue at the time of the sale and a corresponding accrued liability is recorded. The accrued liability is monitored throughout the time period covered by the promotion, and is based on historical information and the progress of the customer against the target amount. We also record certain allowances for coupon redemptions, scan-back promotions and other promotional activities as a reduction to revenue. The accrued liabilities for these allowances are monitored throughout the time period covered by the coupon or promotion.
Total allowances for sales returns, rebates, coupons, scan-backs and other promotional activities increased from $22.4 million at the end of 2013 to $22.8 million at the end of 2014 due primarily to the timing of promotional activities.
Shelf space allowances are capitalized and amortized over the lesser of the life of the agreement or up to a maximum of three years and recorded as a reduction to revenue. Capitalized shelf space allowances are evaluated for impairment on an ongoing basis.
Allowance for Doubtful Accounts
The determination of the allowance for doubtful accounts is based on management’s estimate of uncollectible accounts receivable. We record a general reserve based on analysis of historical data and aging of accounts receivable. In addition, management records specific reserves for receivable balances that are considered at higher risk due to known facts regarding the customer. The assumptions for this determination are reviewed quarterly to ensure that business conditions or other circumstances are consistent with the assumptions. The allowance for doubtful accounts was $1.8 million and $1.5 million as of January 3, 2015 and December 28, 2013, respectively.
Self-Insurance Reserves
We maintain reserves for the self-funded portions of employee medical insurance benefits. Our portion of employee medical claims is generally limited to $0.4 million per participant annually by stop-loss insurance coverage. Our 2014 stop-loss insurance coverage limit was $4.0 million in aggregate for a specific portion of our self-funded claims. The entire amount associated with these claims was recorded in pre-tax expenses during 2014. This specific stop-loss is no longer necessary in 2015. The accrual for incurred but not reported medical insurance claims was $3.6 million and $4.4 million in 2014 and 2013, respectively.
We maintain self-insurance reserves for workers’ compensation and auto liability for individual losses up to the deductibles which are currently $0.5 million per individual loss for workers' compensation, $0.4 million for auto liability per accident and $0.3 million for auto physical damage per accident. In addition, certain general and product liability claims are self-funded for individual losses up to the $0.5 million insurance deductible. Claims in excess of the deductible are fully insured up to $100 million per individual claim. We evaluate input from a third-party actuary in the estimation of the casualty insurance obligation on an annual basis. In determining the ultimate loss and reserve requirements, we use various actuarial assumptions including compensation trends, healthcare cost trends and discount rates. In 2014, we used a discount rate of 2.0%, the same rate used in 2013, based on treasury rates over the estimated future payout period.
We also use historical information for claims frequency and severity in order to establish loss development factors. For 2014 and 2013, we had accrued liabilities related to the retained risks of $18.1 million and $16.8 million, respectively, included in the accruals for casualty insurance claims in our Consolidated Balance Sheets. The liabilities related to our casualty insurance claims were partially offset by estimated reimbursements for amounts in excess of our deductibles associated with these claims of $5.9 million and $4.9 million for 2014 and 2013, respectively, which are included in other noncurrent assets in our Consolidated Balance Sheets.

Impairment Analysis of Goodwill and Intangible Assets
Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. We are provided the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount prior to performing the two-step goodwill impairment test. However, we have continued to perform the two-step impairment test rather than the qualitative assessment.

The annual impairment analysis of goodwill requires us to project future financial performance, including revenue and profit growth, fixed asset and working capital investments, income tax rates and cost of capital.
The impairment analysis of goodwill, as of January 3, 2015, assumes combined average annual revenue growth of approximately 3.7% during the valuation period. This compares to a combined average annual revenue growth of approximately 3.9% in the calculation as of December 28, 2013. These projections rely upon historical performance, anticipated market conditions and forward-looking business plans.
We use a combination of internal and external data to develop the weighted average cost of capital, which was 8.0% for both 2014 and 2013. Significant investments in fixed assets and working capital to support the assumed revenue growth are estimated and factored into the analysis. If the assumed revenue growth is not achieved, the required investments in fixed assets and working capital could be reduced. As of January 3, 2015, the goodwill impairment analysis resulted in excess fair value over carrying value of approximately 65%. Even with a significant amount of excess fair value over carrying value, major changes in assumptions or changes in conditions could result in a goodwill impairment charge in the future.
Our trademarks are valued using the relief-from-royalty method under the income approach, which requires us to estimate a royalty rate, identify relevant projected revenue, and select an appropriate discount rate. In 2014, we recorded a $3.6 million impairment to write down one of our trademarks. This impairment was necessary due to a reduction in projected future cash flows for this trademark, which was determined using a level 3 fair value measurement. In 2013, we incurred $1.9 million in impairment charges on one of our trademarks. In 2012, we incurred $7.6 million in impairment charges on two of our trademarks. The 2013 and 2012 impairments were necessary as we made a decision to replace future sales of associated products with other, more recognizable, brands in our portfolio. One of our trademarks, with a book value of $9.8 million as of January 3, 2015, currently has a fair value which approximates book value. Any adverse changes in the use of this trademark or the sales volumes of the associated products, could result in an impairment charge.
Our route intangible assets are valued by comparing the current fair market value for the route assets to the associated book value. The fair market value is computed using the route sales average for each route multiplied by the market multiple for the area in which the route is located. We recognized $3.7 million of route intangible asset impairment in 2014 as a result of this analysis.
Other intangible assets, primarily customer and contractual relationships and patents, are tested for impairment if events or changes in circumstances indicate that it is more likely than not that fair value is less than book value. No event-driven impairment assessments were deemed necessary for 2014, 2013 or 2012. See Note 9 to the consolidated financial statements in Item 8 for additional information regarding goodwill and intangible assets.
Route Intangible Purchase and Sale Transactions
We purchase and sell route businesses as a part of maintenance of our DSD network. Route businesses subject to purchase and sale transactions represent integrated sets of inputs, activities and processes that are capable of being conducted and managed for the purpose of providing a return directly to the IBOs and meet the definition of a business in accordance with FASB ASC 805, Business Combinations. Upon acquisition of a route business, we allocate the purchase price based on the fair value of the indefinite-lived route intangible, representing our perpetual and exclusive distribution right in the route territory, with any excess purchase price attributed to goodwill. We recognize a gain or a loss on the sale of a route business upon completion of the sales transaction and signing of the relevant documents. Gain or loss on sale is determined by comparing the basis of the route business sold, which includes a relative fair value allocation of goodwill in accordance with FASB ASC 350, Intangibles-Goodwill and Other, to the proceeds received from the IBO. For 2014, 2013 and 2012, we recognized net gains on the sale of route businesses of $1.1 million, $2.6 million and $22.3 million, respectively. The significantly larger net gain on the sale of route businesses in 2012 was due to the completion of the IBO conversion during that year. Net gains on the sale of route businesses in 2014 consisted of $3.3 million in gains and $2.2 million in losses on the sale of route businesses. For 2013, net gains on the sale of route businesses consisted of $6.1 million in gains and $3.5 million in losses on the sale of route businesses. For 2012, net gains on the sale of route businesses consisted of $29.5 million in gains and $7.2 million in losses on the sale of route businesses.

Impairment of Fixed Assets
Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets or asset groups to be held and used is measured by a comparison of the carrying amount of an asset or asset group to future net cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were $5.7 million in fixed asset impairment charges recorded during 2014 compared to no fixed asset impairment charges recorded during 2013 and $1.8 million during 2012. Fixed asset impairment charges of $1.8 million were recorded during the fourth quarter of 2014 to write off certain packaging equipment where a decision was made to discontinue the associated product line. Additional fixed asset impairment charges of $2.9 million were recorded in the second quarter of 2014 primarily to write off certain machinery and equipment where expected future cash flows were not expected to support the carrying value due to the sale of Private Brands. These assets were not part of the sale transaction, so the impairment was included in continuing operations. The remaining $1.0 million impairment charge was recorded during the first quarter of 2014 and related to our former Corsicana, Texas facility. The $1.8 million impairment in 2012 primarily related to machinery and equipment where a decision was made to discontinue the associated product lines.
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
Discontinued Operations
Discontinued Operations are reported when a component of an entity (“component”) that can be clearly distinguished operationally and for financial reporting purposes from the rest of the entity meets the threshold for reporting in discontinued operations, provided that a) the component meets the “held for sale” criteria; b) the operations and cash flows of the component have been, or will be, eliminated from the ongoing operations of the entity as a result of the disposal transaction; and, c) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.  In the Consolidated Statements of Income, income from discontinued operations is reported separately from income and expenses from continuing operations and prior periods are presented on a comparable basis.  In the Consolidated Balance Sheets, the assets and liabilities of discontinued operations are presented separately from assets and liabilities of continuing operations and prior periods are presented on a comparable basis.  Many provisions of reporting discontinued operations involve judgment in determining whether results from operations, assets and liabilities will be reported as continuing or discontinued operations. During 2014, assets, liabilities and results of operations related to Private Brands disposal were carved out in accordance with this guidance. While performing this carve-out, judgments included identifying assets and liabilities of the component held for sale, reclassifying income and expense amounts from consolidated accounts that were eliminated from our ongoing operations, eliminating the impact of inter-company overhead allocations, and performing a relative fair value allocation of goodwill to assets of discontinued operations.
Provision for Income Taxes
Our effective tax rate is based on the level and mix of income of our separate legal entities, statutory tax rates, business credits available in the various jurisdictions in which we operate and permanent tax differences. Significant judgment is required in evaluating tax positions that affect the annual tax rate. We recognize the effect of income tax positions only if these positions are more likely than not of being sustained. We adjust these liabilities in light of changing facts and circumstances, such as the progress of a tax audit.
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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
We are exposed to certain commodity and interest rate risks as part of our ongoing business operations. We may use derivative financial instruments, where appropriate, to manage some of these risks related to interest rates. We do not use derivatives for trading purposes.
Commodity Risk
We purchase certain raw materials which are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions and other factors beyond our control. Our most significant raw material requirements include flour, peanuts, oil, sugar, potatoes, tree nut seeds and corn. We also purchase packaging materials which are subject to price volatility. In the normal course of business, in order to mitigate the risks of volatility in commodity markets to which we are exposed, we enter into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Amounts committed under these forward purchase agreements are discussed in Note 15 to the consolidated financial statements in Item 8.
Interest Rate Risk
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable-rate debt. See Note 13 to the consolidated financial statements in Item 8 for further information related to our interest rate swap agreement. While this interest rate swap agreement fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $0.6 million lower without this swap during 2014. Including the effect of the interest rate swap agreement, the weighted average interest rate was 2.34% and 2.72%, respectively, as of January 3, 2015 and December 28, 2013. A 10% increase in variable interest rates would not have significantly impacted interest expense during 2014.
Credit Risk
We are exposed to credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. For the years ended January 3, 2015, December 28, 2013 and December 29, 2012, net bad debt expense was $1.6 million, $1.8 million and $1.5 million, respectively. Allowances for doubtful accounts were $1.8 million as of January 3, 2015, $1.5 million as of December 28, 2013, and $2.1 million as of December 29, 2012.

Item 8.  Financial Statements and Supplementary Data
SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the Fiscal Years Ended January 3, 2015, December 28, 2013 and December 29, 2012

(in thousands, except per share data)	2014	2013	2012
Net revenue	$1,620,920	$1,504,332	$1,362,911
Cost of sales	1,042,458	963,073	872,316
Gross margin	578,462	541,259	490,595

Selling, general and administrative	478,532	447,170	415,610
Impairment charges	13,047	1,900	9,416
Gain on sale of route businesses, net	(1,109)	(2,590)	(22,335)
Gain on the revaluation of prior equity investment	(16,608)	—	—
Other income, net	(250)	(7,529)	(991)
Income before interest and income taxes	104,850	102,308	88,895

Interest expense, net	13,342	14,408	9,487
Income before income taxes	91,508	87,900	79,408

Income tax expense	32,291	32,297	33,919
Income from continuing operations	59,217	55,603	45,489
Income from discontinued operations, net of income tax (Note 3)	133,316	23,481	14,021
Net income	192,533	79,084	59,510
Net (loss)/income attributable to noncontrolling interests	(58)	364	425
Net income attributable to Snyder’s-Lance, Inc.	$192,591	$78,720	$59,085

Amounts attributable to Snyder's-Lance, Inc.:
Continuing operations	$59,275	$55,239	$45,064
Discontinued operations	133,316	23,481	14,021
Net income attributable to Snyder's-Lance, Inc.	$192,591	$78,720	$59,085

Basic earnings per share:
Continuing operations	$0.84	$0.80	$0.66
Discontinued operations	1.90	0.33	0.20
Total basic earnings per share	$2.74	$1.13	$0.86

Weighted average shares outstanding – Basic	70,200	69,383	68,382

Diluted earnings per share:
Continuing operations	$0.84	$0.79	$0.65
Discontinued operations	1.88	0.33	0.20
Total diluted earnings per share	$2.72	$1.12	$0.85

Weighted average shares outstanding – Diluted	70,890	70,158	69,215

Cash dividends declared per share	$0.64	$0.64	$0.64
See Notes to the consolidated financial statements.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
For the Fiscal Years Ended January 3, 2015, December 28, 2013 and December 29, 2012

(in thousands)	2014	2013	2012
Net income	$192,533	$79,084	$59,510

Net unrealized gains/(losses) on derivative instruments, net of income tax	304	268	(372)
Foreign currency translation adjustment	(11,482)	(5,215)	1,771
Total other comprehensive (loss)/income	(11,178)	(4,947)	1,399

Total comprehensive income	181,355	74,137	60,909
Comprehensive loss/(income) attributable to noncontrolling interests, net of income tax of $0, $261 and $263	58	(364)	(425)
Total comprehensive income attributable to Snyder’s-Lance, Inc.	$181,413	$73,773	$60,484
See Notes to the consolidated financial statements.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of January 3, 2015 and December 28, 2013

(in thousands, except share data)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$35,373	$14,080
Restricted cash	966	—
Accounts receivable, net of allowances of $1,778 and $1,535, respectively	126,093	121,599
Inventories	116,236	100,447
Prepaid income taxes	4,175	9,094
Deferred income taxes	13,189	15,391
Assets held for sale	11,007	15,314
Prepaid expenses and other current assets	22,112	22,925
Current assets of discontinued operations (Note 3)	—	37,416
Total current assets	329,151	336,266

Noncurrent assets:
Fixed assets, net	423,612	312,527
Goodwill	541,539	422,318
Other intangible assets, net	545,212	516,607
Other noncurrent assets	23,874	27,216
Noncurrent assets of discontinued operations (Note 3)	—	154,626
Total assets	$1,863,388	$1,769,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$8,561	$17,291
Accounts payable	57,407	45,966
Accrued compensation	32,774	27,530
Accrued casualty insurance claims	4,320	6,262
Accrued selling and promotional costs	13,141	12,636
Other payables and accrued liabilities	24,723	22,016
Current liabilities of discontinued operations (Note 3)	—	14,503
Total current liabilities	140,926	146,204

Noncurrent liabilities:
Long-term debt	438,376	480,082
Deferred income taxes	168,593	190,393
Accrued casualty insurance claims	13,755	10,533
Other noncurrent liabilities	15,030	24,143
Noncurrent liabilities of discontinued operations (Note3)	—	305
Total liabilities	776,680	851,660

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.83 1/3 par value. 110,000,000 shares authorized; 70,406,086 and 69,891,890 shares outstanding, respectively	58,669	58,241
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; no shares outstanding	—	—
Additional paid-in capital	776,930	765,172
Retained earnings	232,812	85,146
Accumulated other comprehensive (loss)/income	(1,007)	10,171
Total Snyder’s-Lance, Inc. stockholders’ equity	1,067,404	918,730
Noncontrolling interests	19,304	(830)
Total stockholders’ equity	1,086,708	917,900
Total liabilities and stockholders’ equity	$1,863,388	$1,769,560

See Notes to the consolidated financial statements.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
For the Fiscal Years Ended January 3, 2015, December 28, 2013 and December 29, 2012

(in thousands, except share and per share data)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interests	Total
Balance, December 31, 2011	67,820,798	$56,515	$730,338	$35,539	$13,719	$2,480	$838,591
Total comprehensive income				59,085	1,399	425	60,909
Dividends paid to noncontrolling interests						(234)	(234)
Dividends paid to stockholders ($0.64 per share)				(43,777)			(43,777)
Amortization of non-qualified stock options			2,132				2,132
Stock options exercised, including $2,618 tax benefit	908,751	757	11,571				12,328
Issuance and amortization of restricted stock, net of cancellations	149,291	124	2,437				2,561
Repurchases of common stock	(14,866)	(12)	(323)				(335)
Balance, December 29, 2012	68,863,974	$57,384	$746,155	$50,847	$15,118	$2,671	$872,175
Total comprehensive income				78,720	(4,947)	364	74,137
Acquisition of remaining interest in Michaud Distributors	342,212	285	3,109			(3,394)	—
Dividends paid to noncontrolling interests						(471)	(471)
Dividends paid to stockholders ($0.64 per share)				(44,421)			(44,421)
Amortization of non-qualified stock options			2,444				2,444
Stock options exercised, including $1,500 tax benefit	601,672	501	10,775				11,276
Issuance and amortization of restricted stock, net of cancellations	113,824	96	3,434				3,530
Repurchases of common stock	(29,792)	(25)	(745)				(770)
Balance, December 28, 2013	69,891,890	$58,241	$765,172	$85,146	$10,171	$(830)	$917,900
Total comprehensive income				192,591	(11,178)	(58)	181,355
Acquisition of remaining interest in Patriot Snacks Real Estate, LLC			(937)			787	(150)
Tax effect of transaction with noncontrolling interests			198				198
Establish noncontrolling interest in Late July						19,405	19,405
Dividends paid to stockholders ($0.64 per share)				(44,925)			(44,925)
Amortization of non-qualified stock options			2,906				2,906
Stock options exercised, including $1,051 tax benefit	428,285	357	7,510				7,867
Issuance and amortization of restricted stock, net of cancellations	132,472	110	3,373				3,483
Repurchases of common stock	(46,561)	(39)	(1,292)				(1,331)
Balance, January 3, 2015	70,406,086	$58,669	$776,930	$232,812	$(1,007)	$19,304	$1,086,708
See Notes to the consolidated financial statements.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Fiscal Years Ended January 3, 2015, December 28, 2013 and December 29, 2012

(in thousands)	2014	2013	2012
Operating activities:
Net income	$192,533	$79,084	$59,510
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	65,164	59,631	53,764
Stock-based compensation expense	6,529	5,944	4,693
Loss/(gain) on sale of fixed assets, net	1,304	(2,640)	597
Gain on sale of Private Brands, excluding transaction costs	(229,322)	—	—
Gain on the purchase of additional interest in Late July	(16,608)	—	—
Gain on sale of route businesses, net	(1,109)	(2,590)	(22,335)
Impairment charges	13,047	1,900	11,862
Deferred income taxes	(19,499)	10,360	(15,279)
Provision for doubtful accounts	1,600	1,828	1,479
Changes in operating assets and liabilities, excluding business acquisitions and disposals:
Accounts receivable	1,368	(5,266)	9,869
Inventory	(7,131)	4,461	(2,598)
Other current assets	5,972	(3,083)	19,496
Accounts payable	3,135	1,893	(5,393)
Other accrued liabilities	(149)	(6,960)	(18,539)
Other noncurrent assets	3,741	1,830	(103)
Other noncurrent liabilities	(7,550)	(5,656)	(4,255)
Net cash provided by operating activities	13,025	140,736	92,768

Investing activities:
Purchases of fixed assets	(72,056)	(74,579)	(80,304)
Purchases of route businesses	(21,359)	(29,692)	(28,523)
Proceeds from sale of fixed assets	2,122	9,448	9,324
Proceeds from sale of route businesses	22,400	30,745	93,896
Proceeds from sale of investments	—	2,298	1,444
Proceeds from sale of Private Brands	430,017	—	—
Business acquisitions, net of cash acquired	(262,323)	(3,131)	(344,181)
Changes in restricted cash	234	—	—
Net cash provided by/(used in) investing activities	99,035	(64,911)	(348,344)

Financing activities:
Dividends paid to stockholders and noncontrolling interests	(44,925)	(44,892)	(44,011)
Acquisition of remaining interest in Patriot Snacks Real Estate, LLC	(150)	—	—
Debt issuance costs	(1,854)	—	(2,028)
Issuances of common stock	6,816	9,776	9,710
Excess tax benefits from stock-based compensation	1,051	1,500	2,618
Repurchases of common stock	(1,331)	(770)	(335)
Repayments of long-term debt	(15,374)	(20,508)	(2,476)
Proceeds from issuance of long-term debt	—	—	325,211
Net repayments of existing credit facilities	(35,000)	(16,127)	(44,841)
Net cash (used in)/provided by financing activities	(90,767)	(71,021)	243,848

Effect of exchange rate changes on cash	—	—	163
Increase/(decrease) in cash and cash equivalents	21,293	4,804	(11,565)
Cash and cash equivalents at beginning of fiscal year	14,080	9,276	20,841
Cash and cash equivalents at end of fiscal year	$35,373	$14,080	$9,276

Non-cash financing activities:
Acquisition of remaining interest in Michaud Distributors	$—	$10,150	$—

Supplemental information:
Cash paid for income taxes, net of refunds of $381, $151, and $12,591, respectively	$160,906	$39,313	$33,554
Cash paid for interest	$13,798	$15,131	$10,533
See Notes to the consolidated financial statements.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Years Ended January 3, 2015, December 28, 2013 and December 29, 2012
NOTE 1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Operations
We operate in one business segment: the manufacturing, distribution, marketing and sale of snack food products. These products include pretzels, sandwich crackers, kettle cooked chips, pretzel crackers, cookies, potato chips, tortilla chips, nuts, restaurant style crackers, and other salty snacks. Additionally, we purchase certain cake products sold under our brands. Our products are packaged in various single-serve, multi-pack and family-size configurations. Our Branded products are principally sold under the Snyder’s of Hanover®, Lance®, Cape Cod®, Snack Factory® Pretzel Crisps®, Late July®, Tom’s®, Archway®, Jays®, Stella D’oro®, EatSmart™, Krunchers!® and O-Ke-Doke® brands.

We also sell Partner brand products, which consist of other third-party branded products that we sell to our independent business owners ("IBO") through our direct-store-delivery distribution network ("DSD network"), in order to broaden the portfolio of product offerings for our IBOs. In addition, we contract with other branded food manufacturers to produce their products and periodically sell certain semi-finished goods to other manufacturers.

We distribute snack food products throughout the United States using our DSD network. Our DSD network is made up of approximately 3,100 routes that are primarily owned and operated by IBOs. We also ship products directly to third-party distributors in areas where our DSD network does not operate. Through our direct distribution network, we distribute products directly to retail customers or to third-party distributors using freight carriers or our own transportation fleet.

Through our DSD network, we sell our Branded and Partner brand products to IBOs that distribute to grocery/mass merchandisers, club stores, discount stores, convenience stores, food service establishments and various other retail customers including drug stores, schools, military and government facilities and “up and down the street” outlets such as recreational facilities, offices and other independent retailers. In addition, we sell our Branded products directly to retail customers and third-party distributors.
Our corporate headquarters is located in Charlotte, North Carolina. We have an additional administrative office in Hanover, Pennsylvania. Our manufacturing operations are located in Charlotte, North Carolina; Hanover, Pennsylvania; Franklin, Wisconsin; Goodyear, Arizona; Columbus, Georgia; Jeffersonville, Indiana; Hyannis, Massachusetts; Perry, Florida; and Ashland, Ohio. Additionally, our Research and Development Center is located in Hanover, Pennsylvania.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Snyder’s-Lance, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated. Certain prior year amounts related to casualty insurance claims have been corrected to conform to the current year presentation. These classification adjustments were not material to the consolidated financial statements.
The Company's fiscal year ends on the Saturday closest to December 31 and, as a result, a 53rd week is added every fifth or sixth year. The Company's 2013 and 2012 fiscal years each contained 52 weeks and ended on December 28, 2013 and December 29, 2012, respectively. Fiscal year 2014 contained 53 weeks and ended on January 3, 2015.
Discontinued Operations Presentation
As discussed in Note 3, amounts included in the Consolidated Statements of Income and Consolidated Balance Sheets for prior periods have been reclassified to separate amounts related to discontinued operations from continuing operations. Current year balances also separately present amounts associated with discontinued operations. Accordingly, unless otherwise stated, amounts disclosed within the notes to the consolidated financial statements exclude amounts related to discontinued operations.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of financial statements and the reported amounts of revenue and expenses during the periods reported. Examples include sales and promotional allowances, customer returns, allowances for doubtful accounts, inventory valuations, useful lives of fixed assets and related impairment, long-term investments, hedge transactions, goodwill and intangible asset valuations and impairments, incentive compensation, income taxes, self-insurance, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.

Noncontrolling Interests
We own 80% of Late July Snacks, LLC (“Late July”) and consolidate its balance sheet and operating results into our consolidated financial statements. The associated noncontrolling interest is classified as equity, with the consolidated net income adjusted to exclude the net income or loss attributable to the noncontrolling interest.

During December of 2014, we acquired the remaining 49% of Patriot Snacks Real Estate, LLC (“Patriot”) and now own 100% of the outstanding equity. Prior to this acquisition, which was completed in the fourth quarter of 2014, we had a 51% ownership in Patriot. The impact of the acquisition was not significant to the consolidated financial statements.
During 2013, we acquired the remaining 20% of Michaud Distributors (“Michaud”) and now own 100% of the outstanding equity. We exchanged 342,212 newly issued unregistered shares of our common stock, approximately $10.2 million in equity consideration, for the remaining 20% equity in Michaud. Prior to this acquisition, which was completed in the fourth quarter of 2013, we had an 80% ownership interest in Michaud.
Revenue Recognition
Our policy on revenue recognition varies based on the types of products sold and the distribution method. We recognize revenue when title and risk of loss passes to our customers. Allowances for sales returns, stale products, promotions and discounts are also recorded as reductions of revenue in the consolidated financial statements.
Revenue for products sold to IBOs in our DSD network is recognized when the IBO purchases the inventory from our warehouses. Revenue for products sold to retail customers through routes operated by company associates is recognized when the product is delivered to the customer.
Revenue for products shipped directly to customers from our warehouse is recognized based on the shipping terms listed on the shipping documentation. Products shipped with terms FOB shipping point are recognized as revenue at the time the product leaves our warehouses. Products shipped with terms FOB destination are recognized as revenue based on the anticipated receipt date by the customer.
We allow certain customers to return products under agreed upon circumstances. We record a returns allowance for damaged products and other products not sold by the expiration date on the product label. This allowance is estimated based on a percentage of historical sales returns and current market information.
We record certain reductions to revenue for promotional allowances. There are several different types of promotional allowances such as off-invoice allowances, rebates and shelf space allowances. An off-invoice allowance is a reduction to the sales price that is directly deducted from the invoice amount. We record the amount of the deduction as a reduction to revenue when the transaction occurs. Rebates are offered to retail customers based on the quantity of product purchased over a period of time. Based on the nature of these allowances, the exact amount of the rebate is not known at the time the product is sold to the customer. An estimate of the expected rebate amount is recorded as a reduction to revenue at the time of the sale and a corresponding accrued liability is recorded. The accrued liability is monitored throughout the time period covered by the promotion, and is based on historical information and the progress of the customer against the target amount. We also record certain allowances for coupon redemptions, scan-back promotions and other promotional activities as a reduction to revenue. The accrued liabilities for these allowances are monitored throughout the time period covered by the coupon or promotion.
Total allowances for sales returns, rebates, coupons, scan-backs and other promotional activities increased from $22.4 million at the end of 2013 to $22.8 million at the end of 2014 due primarily to the timing of promotional activities.
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
See Note 12 for more information on fair value.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Restricted Cash
Restricted cash represents cash and cash equivalents obtained in certain business acquisitions which can only be used for retention of certain employees.
Inventories
The principal raw materials used in the manufacturing of our snack food products are flour, vegetable oil, sugar, peanuts, potatoes, chocolate, other nuts, cheese and seasonings. The principal packaging supplies used are flexible film, cartons, trays, boxes and bags. Inventories are valued at the lower of cost or market using the first-in first-out (FIFO) method.
Fixed Assets
Depreciation of fixed assets is computed using the straight-line method over the estimated useful lives of long-term depreciable assets. Leasehold improvements are depreciated over the estimated life of the improvement or the life of the lease, whichever is shorter. Estimated lives are based on historical experience, maintenance practices, technological changes and future business plans. The following table summarizes the majority of our estimated useful lives of long-term depreciable assets:

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
Route Intangible Purchase and Sale Transactions
We purchase and sell route businesses as a part of maintenance of our DSD network. Route businesses subject to purchase and sale transactions represent integrated sets of inputs, activities and processes that are capable of being conducted and managed for the purpose of providing a return directly to the IBOs and meet the definition of a business in accordance with FASB ASC 805, Business Combinations. Upon acquisition of a route business, we allocate the purchase price based on the fair value of the indefinite-lived route intangible, representing our perpetual and exclusive distribution right in the route territory, with any excess purchase price attributed to goodwill. We recognize a gain or a loss on the sale of a route business upon completion of the sales transaction and signing of the relevant documents. Gain or loss on the sale is determined by comparing the basis of the route business sold, which includes a relative fair value allocation of goodwill in accordance with FASB ASC 350, Intangibles-Goodwill and Other, to the proceeds received from the IBO.
Goodwill and Other Intangible Assets
Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. We are provided the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount prior to performing the two-step goodwill impairment test. However, we have continued to perform the two-step impairment test rather than the qualitative assessment.

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
The impairment analysis of goodwill, as of January 3, 2015, assumes combined average annual revenue growth of approximately 3.7% during the valuation period. This compares to a combined average annual revenue growth of approximately 3.9% in the calculation as of December 28, 2013.
Goodwill determined at the time of an acquisition represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is attributable to the general reputation, assembled workforce, acquisition synergies and the expected future cash flows of the business.
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
Income Taxes
Our effective tax rate is based on the level and mix of income of our separate legal entities, statutory tax rates, business credits available in the various jurisdictions in which we operate and permanent tax differences. Significant judgment is required in evaluating tax positions that affect the annual tax rate. We recognize the effect of income tax positions only if these positions are more likely than not of being sustained. We adjust these liabilities in light of changing facts and circumstances, such as the progress of a tax audit.
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
Employee and Non-Employee Stock-Based Compensation Arrangements
We account for option awards based on the fair value-method using the Black-Scholes model. The following assumptions were used to determine the weighted average fair value of options granted during 2014, 2013 and 2012.

	2014	2013	2012
Assumptions used in Black-Scholes pricing model:
Expected dividend yield	2.40%	2.50%	2.86%
Risk-free interest rate	1.89%	1.12%	1.13%
Weighted average expected life	6.0 years	6.0 years	6.0 years
Expected volatility	31.22%	32.59%	30.59%
Weighted average fair value per share of options granted	$6.63	$6.22	$4.83
The expected dividend yield is based on the projected annual dividend payment per share divided by the stock price at the date of grant. The risk free interest rate is based on rates of U.S. Treasury issues with a remaining life equal to the expected life of the option.

The expected life of the option is calculated using the simplified method by using the vesting term of the option and the option expiration date. The expected volatility is based on the historical volatility of our common stock over the expected life as we feel this is a reasonable estimate of future volatility. Compensation expense for stock options is recognized using straight-line attribution over the vesting period, which is usually three years, and is adjusted for a forfeiture rate based on historical and estimated future experience.
Compensation expense for restricted stock is recognized over the vesting period based on the closing stock price on the grant date of the restricted stock. Restricted stock awards receive or accrue the same dividend as common shares outstanding.
Self-Insurance Reserves
We maintain reserves for the self-funded portions of employee medical insurance benefits. Our portion of employee medical claims is generally limited to $0.4 million per participant annually by stop-loss insurance coverage. Our 2014 stop-loss insurance coverage limit was $4.0 million in aggregate for a specific portion of our self-funded claims. The entire amount associated with these claims was recorded in pre-tax expenses during 2014. This specific stop-loss is no longer necessary in 2015. The accrual for incurred but not reported medical insurance claims was $3.6 million and $4.4 million in 2014 and 2013, respectively.
We maintain self-insurance reserves for workers’ compensation and auto liability for individual losses up to the deductibles which are currently $0.5 million per individual loss for workers' compensation, $0.4 million for auto liability per accident and $0.3 million for auto physical damage per accident. In addition, certain general and product liability claims are self-funded for individual losses up to the $0.5 million insurance deductible. Claims in excess of the deductible are fully insured up to $100 million per individual claim. We evaluate input from a third-party actuary in the estimation of the casualty insurance obligation on an annual basis. In determining the ultimate loss and reserve requirements, we use various actuarial assumptions including compensation trends, healthcare cost trends and discount rates. In 2014, we used a discount rate of 2.0%, the same rate used in 2013, based on treasury rates over the estimated future payout period.
We also use historical information for claims frequency and severity in order to establish loss development factors. For 2014 and 2013, we had accrued liabilities related to the retained risks of $18.1 million and $16.8 million, respectively, included in the accruals for casualty insurance claims in our Consolidated Balance Sheets. The liabilities related to our casualty insurance claims were partially offset by estimated reimbursements for amounts in excess of our deductibles associated with these claims of $5.9 million and $4.9 million for 2014 and 2013, respectively, which are included in other noncurrent assets in our Consolidated Balance Sheets.
Derivative Financial Instruments
We are exposed to certain interest rate risks as part of our ongoing business operations and may use derivative financial instruments, where appropriate, to manage these risks. If we elect to do so, and if the instrument meets certain criteria, management designates its derivatives as cash flow hedges. For designated cash flow hedges, the effective portion of the change in fair value is included in accumulated other comprehensive income, net of related tax effects, with the corresponding asset or liability recorded in the Consolidated Balance Sheets. The ineffective portion of the gain or loss, if any, is immediately recognized in the same caption where the hedged items are recognized in the Consolidated Statements of Income. We do not use derivatives for speculative purposes.
Earnings Per Share
Basic earnings per share is computed using the two-class method by dividing net income attributable to Snyder’s-Lance, Inc. that is available to common stockholders by the weighted average number of shares outstanding during each period.
Diluted earnings per share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. Dilutive potential shares were 0.7 million in 2014, 0.8 million in 2013, and 0.8 million in 2012. Anti-dilutive shares are excluded from the dilutive earnings calculation. There were no anti-dilutive shares in 2014, 2013 and 2012. No adjustment to reported net income is required when computing diluted earnings per share.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs included in selling, general and administrative expenses on the Consolidated Statements of Income were $34.1 million, $30.4 million and $24.2 million during 2014, 2013 and 2012, respectively.

Research and Development
We conduct research and development for the purpose of developing innovative, high-quality products that exceed consumer expectations. Our efforts include the use of professional product developers such as microbiologists, food scientists and chemists who all work in collaboration with innovation, marketing, manufacturing and sales leaders to develop products to meet changing consumer demands as well as formulate new products. In addition to developing new products, the research and development staff routinely reformulates and improves existing products based on advances in ingredients and technology, and conducts value engineering to maintain competitive price points. Our research and development costs were approximately $7.6 million, $7.8 million and $6.4 million in 2014, 2013 and 2012, respectively, and are included in cost of sales in the Consolidated Statements of Income.
Shipping and Handling Costs
We do not bill customers separately for shipping and handling of product. These costs are included as part of selling, general and administrative expenses on the Consolidated Statements of Income. For the years ended January 3, 2015, December 28, 2013 and December 29, 2012, shipping and handling costs were $114.5 million, $110.6 million and $102.1 million, respectively.
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
NOTE 2.  NEW ACCOUNTING STANDARDS
In March 2013, the FASB issued Accounting Standards Update No. 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This accounting standard clarifies the application of GAAP for the release of cumulative translation adjustments related to changes of ownership in or within foreign entities, including step acquisitions. This new guidance became effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. This standard has been properly applied in our consolidated financial statements.
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
NOTE 3. DISCONTINUED OPERATIONS
On May 6, 2014, we entered into a definitive agreement to sell two of our United States subsidiaries as well as certain assets of our Canadian subsidiary, which included the exclusive rights to manufacture and sell the majority of our Private brand products and certain contract manufactured products (collectively “Private Brands”) to Shearer’s Foods, LLC (“Shearer’s”). The manufacturing facilities associated with the sale are located in Burlington, Iowa and Guelph, Ontario. On June 30, 2014, we completed the sale of Private Brands for $430 million in cash with after-tax proceeds of approximately $303 million.
As a result of the sale of Private Brands, revenues that no longer continued after the sale of Private Brands, and where we had no substantial continuing involvement, were reclassified to discontinued operations in the Consolidated Statements of Income. All prior period results were retrospectively adjusted to ensure comparability and consistent presentation of continuing and discontinued operations.

For the years ended January 3, 2015, December 28, 2013 and December 29, 2012, income statement amounts associated with discontinued operations were as follows:

(in thousands)	2014	2013	2012
Net revenue	$124,256	$256,717	$255,723
Cost of sales	94,396	199,961	207,461
Gross margin	29,860	56,756	48,262
Selling, general and administrative	11,886	23,391	24,987
Impairment charges	—	—	2,446
Gain on sale of Private Brands	(222,963)	—	—
Other expense/(income), net	205	(3,294)	584
Income from Discontinued operations before income taxes	$240,732	$36,659	$20,245
Income tax expense	107,416	13,178	6,224
Income from Discontinued operations, net of income tax	$133,316	$23,481	$14,021

We recorded a pretax gain in discontinued operations of approximately $223 million on the sale of Private Brands as follows:

(in thousands)	Total
Cash proceeds	$430,017

Less carrying value of net assets transferred:
Transaction related expenses	6,359
Total current assets	40,219
Fixed assets, net	39,123
Goodwill (1)	141,404
Other intangible assets, net	2,938
Total liabilities	(11,883)
Derecognition of cumulative translation adjustment (2)	(11,106)
Gain on sale of Private Brands	$222,963

(1)
The component of goodwill included in the carrying amount of net assets transferred was based on the fair value of Private Brands relative to the fair value of the remaining business in accordance with FASB ASC 350, Intangibles - Goodwill and Other.

(2)
The majority of our cumulative translation adjustment was derecognized as a result of the sale of Private Brands due to the sale of substantially all of the assets and liabilities of our Canadian subsidiary. We have no remaining operations in Canada, but continue to have certain assets and liabilities. We plan to fully liquidate the legal entity in 2015.

Income tax expense recognized on the sale of domestic operations in 2014 was approximately $86 million.  The total effective tax rate on discontinued operations is higher than the statutory rate of 35% primarily due to the disposal of goodwill allocated to discontinued operations which has no tax basis and for which no deferred tax liability was recorded. The total tax expense associated with the sale of the Canadian assets was approximately $16 million.
As a result of the sale of Private Brands, the assets and liabilities of the Private Brands disposal group were considered held-for-sale and presented as discontinued operations in the Company's Consolidated Balance Sheets as the Company did not have any continuing involvement with the assets included in the disposal group. All prior period results of the Private Brands disposal group have been retrospectively adjusted as discontinued operations. This transaction was treated as an asset sale for tax purposes in both the United States and Canada. Therefore, deferred tax assets and liabilities were not included in the carrying amount of the assets and liabilities held for sale because they were not transferred to the buyer and were not a part of the disposal group.

The major classes of assets reclassified to discontinued operations included in the Company's Consolidated Balance Sheets were as follows:

(in thousands)	2013
Accounts receivable, net	$23,389
Inventories	13,303
Prepaid expenses and other current assets	724
Total current assets of discontinued operations	37,416
Fixed assets, net	36,729
Goodwill	114,823
Other intangible assets, net	3,062
Other noncurrent assets	12
Total noncurrent assets of discontinued operations	154,626
Total assets of discontinued operations	$192,042

Accounts payable	$8,544
Accrued compensation	2,262
Accrued selling and promotional costs	621
Other payables and accrued liabilities	3,076
Total current liabilities of discontinued operations	14,503
Other noncurrent liabilities	305
Total noncurrent liabilities of discontinued operations	305
Total liabilities of discontinued operations	$14,808

As the sale of Private Brands was completed on the first day of the third quarter of 2014, there were no remaining assets or liabilities associated with discontinued operations as of January 3, 2015.
In connection with the sale of Private Brands, we entered into a Manufacturing and Supply Agreement ("Supply Agreement") to contract manufacture certain products as requested by Shearer's for an initial term of two years subsequent to the sale transaction for which we expect to realize revenue and incur expenses from the products sold to Shearer's. Under this agreement, certain manufacturing facilities that were not included in the disposal group will continue to produce certain products for Shearer’s. Accordingly, previous revenues earned for the production and sale of these products were not included in discontinued operations given the continued involvement and length of the Supply Agreement. Additionally, the Company entered into a Transition Services Agreement ("TSA") effective on the first day of the third quarter of 2014 to provide certain finance, accounting, information technology, supply chain, and other general services to facilitate the orderly transfer of the business operations to Shearer's. Income associated with the TSA, included in other income, net, in the Consolidated Statements of Income, was $1.1 million during the year ended January 3, 2015 and work associated with the TSA was completed in the fourth quarter of 2014.
NOTE 4. BUSINESS ACQUISITIONS
2014 Acquisitions
Late July
On October, 30, 2014, we made an additional investment in Late July Snacks LLC ("Late July") of approximately $59.5 million which increased our total ownership interest from approximately 18.7% to 80.0%. Late July is the industry leader for organic and non-GMO tortilla chips and sells a variety of other baked and salty snacks with particular focus on organic and non-GMO snacks. The investment supports our goal of having a stronger presence in healthier snacks. Concurrent with the transaction, we also established a $6.0 million line of credit between the Company and Late July, of which $3.9 million was drawn by Late July in order to repay certain obligations.

The following table summarizes the preliminary allocation among the assets acquired and liabilities assumed. We are working to assess the fair value of the assets and liabilities acquired and we plan to complete the purchase price allocation in 2015. Accordingly, the allocation of values to assets and liabilities represents management's best estimate at this time. Although our ownership interest is only 80%, we are required to value 100% of the assets and liabilities. Accordingly, the purchase price allocation below shows the value of the assets and liabilities acquired at 100%, with an adjustment for the noncontrolling interest (20.0%) and the value of our prior equity interest (18.7%) in order to reconcile to the purchase price.

(in thousands)	Preliminary Purchase Price Allocation
Cash and cash equivalents	$698
Restricted Cash	1,200
Accounts receivable	1,719
Inventories	1,596
Prepaid expenses and other current assets	104
Fixed assets	127
Goodwill	56,604
Other intangible assets	41,100
Other non-current assets	295
Total assets acquired	$103,443

Accounts payable	2,097
Other non-current liabilities	475
Total liabilities assumed	$2,572

Net assets acquired at 100.0%	$100,871

Less: Noncontrolling interest	19,405
Less: Value of prior equity investment	18,101

Net assets acquired	$63,365

Of the $41.1 million of acquired intangible assets, $20.8 million was assigned to customer relationships, which are expected to be amortized over their useful life of 20 years, and $20.3 million to trademarks which are believed to have an indefinite useful life. The customer relationships were valued using the multi-period excess earnings method, an income approach which required us to estimate projected revenues associated with customers we believe will be successfully retained post-acquisition, reduced for contributory asset charges and taxes. The trademarks were valued using the relief-from-royalty method under the income approach, which required us to estimate a royalty rate, identify relevant projected revenue, and select an appropriate discount rate.

Because of our purchase of a controlling interest in Late July, the equity of the entire entity was increased to fair value, which resulted in a $16.6 million increase in value of our prior investment. This $16.6 million, which represents the difference in the book value of our 18.7% equity investment in Late July at the transaction date compared to the fair value of that equity interest, was recognized as a gain in our Consolidated Statements of Income. The calculation of this gain is as follows:

(in thousands)	Gain Calculation
Fair value of 18.7% ownership in Late July	$18,101
Balance of prior equity investment in Late July	1,493
Gain on the revaluation of prior equity investment	$16,608

The fair value of the percentage of assets acquired (61.3%) is deductible for income tax purposes, while the remaining assets did not receive a step-up in tax basis. Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is attributable to the general reputation, assembled workforce, acquisition synergies and the expected future cash flows of the business.
Late July's results were included in our Consolidated Statements of Income beginning October 30, 2014. External net revenue from Late July of $3.9 million was included for the year ended January 3, 2015. Late July contributions to income before income taxes for the period subsequent to the acquisition were immaterial. We incurred pre-tax acquisition-related transaction and other costs of approximately $0.4 million in selling, general and administrative expense in 2014.
Baptista's
On June 13, 2014, we completed the acquisition of Baptista's Bakery, Inc. ("Baptista's") and related assets for approximately $204 million. The purchase price included the effective settlement of $2.6 million in accounts payable owed by us to Baptista's at the time of the acquisition. Baptista’s is an industry leader in snack food development and innovation, the manufacturer of our fast growing Snack Factory® Pretzel Crisps® brand and has unique capabilities consistent with our innovation plans.

The following table summarizes the preliminary allocation among the assets acquired and liabilities assumed. We are working to assess the fair value of the assets and liabilities acquired and we plan to complete the purchase price allocation in 2015. Accordingly, the allocation of values to assets and liabilities represents management's best estimate at this time.

(in thousands)	Preliminary Purchase Price Allocation
Cash and cash equivalents	$2,028
Accounts receivable	5,717
Inventories	9,222
Prepaid expenses and other current assets	318
Fixed assets	103,141
Goodwill	88,320
Other intangible assets	3,900
Total assets acquired	$212,646

Current portion of long-term debt	$333
Accounts payable	7,517
Accrued compensation	1,227
Other payables and accrued liabilities	1,217
Long-term debt	667
Total liabilities assumed	$10,961

Net assets acquired	$201,685
Of the $3.9 million of acquired intangible assets, $2.7 million was assigned to developed technology, $0.6 million to a non-compete agreement and $0.6 million to customer relationships. We incurred pre-tax acquisition-related transaction and other costs of approximately $0.4 million in selling, general and administrative expense in 2014. The fair value of all assets acquired is deductible for income tax purposes.
Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is attributable to the general reputation, assembled workforce, acquisition synergies and the expected future cash flows of the business.
Adjustments have been made to our preliminary purchase price allocation that was presented in our Form 10-Q for the third quarter of 2014. These adjustments did not result in material changes to our Consolidated Statements of Income or our Consolidated Balance Sheets.

Baptista's results were included in our Consolidated Statements of Income beginning June 13, 2014. The majority of Baptista's net revenue is internal and therefore eliminated in consolidation. In addition, profit margins on this internal net revenue are deferred and not realized until the products are sold to third party customers. External net revenue from Baptista’s of $40.5 million was included for the year ended January 3, 2015. Baptista’s contribution to income before income taxes for the year ended January 3, 2015, was $5.1 million.
2013 Acquisitions
On July 29, 2013, we acquired substantially all the assets of a snack food distributor in Massachusetts. Additionally, on November 5, 2013, we acquired substantially all the assets of a snack food distributor in Connecticut. These acquisitions were part of our plans to continue growing and strengthening our DSD network.
2012 Acquisition
On October 11, 2012, we completed the acquisition of all of the issued and outstanding shares and membership interests of Snack Factory, LLC and certain affiliates ("Snack Factory"), for $343.4 million. The results of Snack Factory's operations from the acquisition date were included in the Company’s consolidated financial statements as of and for the year ended December 29, 2012, which included approximately $27.3 million of net revenue and an additional $0.02 in diluted earnings per share after reduction for additional amortization and interest expense associated with the transaction.
Snack Factory develops, markets and distributes snack food products under the Snack Factory® Pretzel Crisps® brand name. The acquisition provided us with a fourth core brand that we believe has strong growth potential.
The following table summarizes the final allocation of assets acquired and liabilities assumed as part of the acquisition:

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

The following unaudited pro forma consolidated financial information has been prepared as if the acquisition of Snack Factory had taken place at the beginning of 2011. The unaudited pro forma results include estimates and assumptions regarding increased amortization of intangible assets related to the acquisition, increased interest expense related to debt incurred in order to fund the acquisition and the related tax effects. Pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated, or that may result in the future for various reasons including the potential impact of revenue and cost synergies on the business.

(in thousands, except per share data)	2012	2011
Net revenue	$1,446,232	$1,432,015
Income before interest and income taxes	97,512	46,328
Income from continuing operations	47,885	18,168
Weighted average diluted shares	69,215	68,478
Diluted earnings per share from continuing operations	$0.69	$0.26
Merger and Integration Activities
On December 6, 2010, Lance, Inc. and Snyder’s of Hanover, Inc. completed a merger (“Merger”) to create Snyder’s-Lance, Inc. During 2012, we incurred $3.5 million in severance costs and professional fees related to the Merger and integration activities, which are included in selling, general and administrative expenses on the Consolidated Statements of Income. Additionally, we incurred $0.3 million in severance costs and professional fees during 2012 related to the Merger and integration activities, which are included in cost of sales on the Consolidated Statements of Income.
NOTE 5. MARGIN IMPROVEMENT AND RESTRUCTURING PLAN
On June 27, 2014, we initiated a margin improvement and restructuring plan (the "Restructuring Plan") to reduce overhead costs that remained after the sale of Private Brands (See Note 3) and established an initial liability of $3.1 million. The Restructuring Plan includes a combination of operational initiatives and headcount reductions. Severance expenses of $2.8 million were recognized in selling, general and administrative expenses and $0.7 million were recognized in cost of sales during the year ended January 3, 2015 in conjunction with the Restructuring Plan. The remaining liability of $1.8 million was included in accrued compensation on the Consolidated Balance Sheets as of January 3, 2015. The changes in the liability associated with the Restructuring Plan for the year ended January 3, 2015, were as follows:

(in thousands)	Amount
Balance as of June 28, 2014	$3,059
Additional expense incurred	452
Payments made	(1,740)
Balance as of January 3, 2015	$1,771
We plan to complete activities associated with the Restructuring Plan by the third quarter of 2015.
NOTE 6.  STOCK-BASED COMPENSATION
Total stock-based incentive expense recorded in the Consolidated Statements of Income was $6.4 million, $5.8 million and $4.6 million for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively. The increases in compensation expense from 2012 to 2013 and from 2013 to 2014 were due to the issuance of additional stock options and restricted stock under the long-term incentive plan.
In addition, we recorded $1.8 million, $2.4 million and $2.1 million in incentive compensation expense for a performance-based cash incentive plan for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively.
Key Employee Incentive Plans
On May 3, 2012, at the Annual Meeting of Stockholders, the 2012 Key Employee Incentive Plan (the “Plan”) was approved. The Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock and performance equity awards, and expires in May 2018. The plan also authorizes other awards denominated in monetary units or shares of common stock payable in cash or shares of common stock. The Plan provides for up to 3.0 million of securities available for future issuance, of which only 0.7 million can be restricted stock or performance shares. As of January 3, 2015, there were approximately 0.5 million of restricted stock and 1.7 million of other securities available for future issuance under the Plan.

Long-term Incentive Plans
Under our long-term incentive plan, approximately 150 key employees are granted performance-based cash awards, non-qualified stock options and restricted stock. The amount of awards issued to employees is approved by the Board of Directors.
Employee Stock Options
Employee stock options vest in periods ranging up to five years after the grant date with the majority vesting over three years. The exercise price, which equals the fair market value of our common stock at the date of grant, ranges from $1.78 to $26.66 per share for the outstanding options as of January 3, 2015.
The changes in options outstanding for the years ended January 3, 2015, December 28, 2013 and December 29, 2012 were as follows:

	Number of shares	Outstanding Weighted Average Exercise Price	Weighted average contractual term (in years)	Aggregate intrinsic value (in millions)
Outstanding at December 31, 2011	3,375,457	$12.58	6.9	$33.5
Granted	534,994	22.41
Exercised	(904,751)	10.69
Expired/forfeited	(63,053)	19.57
Outstanding at December 29, 2012	2,942,647	$14.80	7.0	$26.1
Granted	442,493	25.61
Exercised	(601,672)	16.27
Expired/forfeited	(159,580)	19.85
Outstanding at December 28, 2013	2,623,888	$15.98	7.4	$33.8
Granted	418,272	26.66
Exercised	(428,285)	15.91
Expired/forfeited	(127,593)	24.91
Outstanding at January 3, 2015	2,486,282	$17.33	6.9	$31.4

Exercisable at December 29, 2012	1,496,237	$11.29	5.3	$18.5
Exercisable at December 28, 2013	1,244,741	$11.40	6.6	$21.7
Exercisable at January 3, 2015	1,384,435	$14.12	6.1	$21.9
As of January 3, 2015, there was $3.0 million of unrecognized compensation expense related to outstanding stock options that will be recognized over a weighted average period of 1.7 years. This compared with unrecognized compensation expense related to stock options of $3.4 million as of December 28, 2013 and $3.8 million as of December 29, 2012. Cash received from option exercises during 2014, 2013 and 2012 was $6.8 million, $9.8 million and $9.7 million, respectively. The benefit realized for the tax deductions from option exercises was $1.1 million, $1.5 million and $2.6 million, respectively, during 2014, 2013 and 2012. The total intrinsic value of stock options exercised during 2014, 2013 and 2012 was $5.1 million, $6.4 million and $13.1 million, respectively. During 2014, 695,572 stock options vested with a weighted average exercise price of $22.07 and a weighted average vesting date fair value of $26.75.

Employee Restricted Stock
The changes in restricted stock awards outstanding for the years ended January 3, 2015, December 28, 2013 and December 29, 2012 were as follows:

	Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2011	152,402	$17.44
Granted	123,867	22.41
Exercised/vested	(42,685)	17.39
Expired/forfeited	(10,576)	19.64
Balance at December 29, 2012	223,008	$20.11
Granted	115,737	25.56
Exercised/vested	(90,695)	20.01
Expired/forfeited	(10,702)	20.06
Balance at December 28, 2013	237,348	$22.72
Granted	116,823	26.77
Exercised/vested	(145,845)	21.55
Expired/forfeited	(26,559)	25.34
Balance at January 3, 2015	181,767	$25.87
The deferred portion of these restricted shares is included in the Consolidated Balance Sheets as additional paid-in capital. As of January 3, 2015, there was $3.2 million in unrecognized compensation expense related to restricted stock that will be recognized over a weighted average period of 1.8 years. This compared to unrecognized compensation expense related to restricted stock of $2.9 million as of December 28, 2013 and $2.8 million as of December 29, 2012.
In addition to restricted stock awards, we granted 27,474 restricted stock units in 2013 with a grant date fair value of $25.56 which vest in three equal annual installments. As of January 3, 2015, one-third of restricted stock units have vested and the remaining two-thirds were still outstanding.
Non-Employee Director Restricted Stock Awards
In February 2014, the Snyder's-Lance, Inc. 2014 Director Stock Plan ("2014 Director Plan") was approved. The 2014 Director Plan is intended to attract and retain persons of exceptional ability to serve as directors and to further align the interests of directors and stockholders in enhancing the value of our common stock and to encourage such directors to remain with and to devote their best efforts to the Company. The Board of Directors reserved 400,000 shares of common stock for issuance under the 2014 Director Plan. This number was subject to adjustment in the event of stock dividends and splits, recapitalizations and similar transactions.

In 2014, we awarded 36,000 shares of common stock to our directors, at a grant date fair value of $25.65 and subject to certain vesting restrictions. During both 2013 and 2012, we awarded 36,000 shares of common stock to our directors with grant date fair values of $26.71 and $25.19, respectively. Compensation costs associated with these restricted shares are amortized over the one-year vesting period, at which time the earned portion is charged against current earnings. The deferred portion of these restricted shares is included in the Consolidated Balance Sheets as additional paid-in capital.
Performance-Based Incentive Plans
Performance-based cash awards vest over a three year performance period and are accounted for as liability awards. At January 3, 2015, and December 28, 2013, the accrual for these awards was $5.0 million and $5.7 million, respectively. The decrease in our accrual from 2013 to 2014 was primarily due to lower estimated attainment of performance targets under the 2012 plan.
Employee Stock Purchase Plan
We have an employee stock purchase plan under which shares of common stock are purchased on the open market with employee and employer contributions. The plan provides for the Company to contribute an amount equal to 10% of the employees’ contributions. We contributed approximately $0.1 million to the employee stock purchase plan in each of 2014, 2013, and 2012.

NOTE 7. INVENTORIES
Inventories as of January 3, 2015 and December 28, 2013 consisted of the following:

(in thousands)	2014	2013
Finished goods	$69,013	$64,616
Raw materials	16,853	12,532
Maintenance parts, packaging and supplies	30,370	23,299
Total inventories	$116,236	$100,447
The increase in inventory on hand was primarily due to the acquisition of Baptista's.
NOTE 8.  FIXED ASSETS
Fixed assets as of January 3, 2015 and December 28, 2013 consisted of the following:

(in thousands)	2014	2013
Land and land improvements	$27,816	$25,544
Buildings and building improvements	150,339	129,427
Machinery, equipment and computer systems	483,637	361,481
Trucks, trailers and automobiles	33,364	30,629
Furniture and fixtures	13,153	11,971
Construction in progress	11,848	21,745
	$720,157	$580,797
Accumulated depreciation	(296,354)	(265,342)
	423,803	315,455
Fixed assets held for sale	(191)	(2,928)
Fixed assets, net	$423,612	$312,527
Depreciation expense related to fixed assets was $52.2 million during 2014, $44.2 million during 2013 and $41.6 million during 2012.
There were $5.7 million in fixed asset impairment charges recorded during 2014 compared to no fixed asset impairment charges recorded during 2013 and $1.8 million during 2012. Fixed asset impairment charges of $1.8 million were recorded during the fourth quarter of 2014 to write off certain packaging equipment where a decision was made to discontinue the associated product line. Additional fixed asset impairment charges of $2.9 million were recorded in the second quarter of 2014 primarily to write off certain machinery and equipment where expected future cash flows were not expected to support the carrying value due to the sale of Private Brands. These assets were not part of the sale transaction, so the impairment was included in continuing operations. The remaining $1.0 million impairment charge was recorded during the first quarter of 2014 and related to our former Corsicana, Texas facility. In addition, we recorded $0.7 million in accelerated depreciation in the fourth quarter of 2014 due to the anticipated disposal of certain furniture and fixtures prior to the end of their useful lives as a result of a new corporate office lease. The $1.8 million impairment in 2012 primarily related to machinery and equipment where a decision was made to discontinue the associated product lines.

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the fiscal years ended January 3, 2015 and December 28, 2013, are as follows:

(in thousands)	Carrying Amount
Balance as of December 29, 2012	$425,566
Business acquisitions	1,157
Goodwill acquired in the purchase of route businesses	9,626
Goodwill attributable to the sale of route businesses	(9,308)
Change in goodwill allocated to assets held for sale	(1,778)
Change in foreign currency exchange rate	(2,945)
Balance as of December 28, 2013	$422,318
Business acquisitions	144,924
Change in goodwill attributable to discontinued operations (1)	(26,581)
Goodwill acquired in the purchase of route businesses	5,866
Goodwill attributable to the sale of route businesses	(6,145)
Change in goodwill allocated to assets held for sale	980
Change in foreign currency exchange rate	177
Balance as of January 3, 2015	$541,539

(1)
Represents the difference between the amount of goodwill disposed of in the third quarter of 2014 and the amount of goodwill attributable to discontinued operations as of December 28, 2013. Refer to Note 3 for further discussion.

As of January 3, 2015 and December 28, 2013, acquired intangible assets consisted of the following:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of January 3, 2015:
Customer and contractual relationships – amortized	$166,756	$(26,151)	$140,605
Non-compete agreement – amortized	710	(173)	537
Reacquired rights – amortized	3,100	(1,327)	1,773
Patents – amortized	8,600	(1,744)	6,856
Developed technology – amortized	2,700	(100)	2,600
Routes – unamortized	16,880	—	16,880
Trademarks – unamortized	375,961	—	375,961
Balance as of January 3, 2015	$574,707	$(29,495)	$545,212

As of December 28, 2013:
Customer and contractual relationships – amortized	$145,356	$(17,531)	$127,825
Non-compete agreement – amortized	110	(62)	48
Reacquired rights – amortized	3,100	(932)	2,168
Patents – amortized	8,600	(947)	7,653
Routes – unamortized	19,652	—	19,652
Trademarks – unamortized	359,261	—	359,261
Balance as of December 28, 2013	$536,079	$(19,472)	$516,607

Intangible assets subject to amortization are being amortized over a weighted average useful life of 18.3 years. The intangible assets related to customer and contractual relationships are being amortized over a weighted average useful life of 19.0 years and will be amortized through October 2034. The intangible assets related to patents are being amortized over 11 years, reacquired rights are being amortized over 8 years, and intangible assets related to developed technology are being amortized over 15 years. Amortization expense related to intangibles was $10.0 million, $9.4 million and $5.6 million for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively. Annual amortization expense for these intangible assets will be approximately $10.8 million for 2015, $10.6 million for 2016, $10.3 million for 2017, $9.8 million for 2018 and $9.5 million for 2019.
Trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. Although not amortized, they are reviewed for impairment as conditions change or at least on an annual basis. In 2014, we recorded a $3.6 million impairment to write down one of our trademarks to its fair value of $2.5 million. This impairment was necessary due to a reduction in projected future cash flows for this trademark, which was determined using a level 3 fair value measurement. In 2013, we recorded an impairment of $1.9 million to write-off the remaining value of a tradename for which we had substantially discontinued use. In 2012, we incurred $7.6 million in impairment charges on two of our trademarks. The 2012 impairments were necessary as we made a decision to replace future sales of associated products with other, more recognizable, brands in our portfolio.
The fair value of trademarks measured on a nonrecurring basis is classified as a Level 3 fair value measurement. The fair value determinations were made using the relief-from-royalty method under the income approach, which required us to estimate unobservable factors such as a royalty rate and discount rate and identify relevant projected revenue.
One of our trademarks, with a book value of $9.8 million as of January 3, 2015, currently has a fair value which approximates book value. Any adverse changes in the use of this trademark or the sales volumes of the associated products, could result in an impairment charge.
The changes in the carrying amount of route intangible assets for the fiscal years ended January 3, 2015 and December 28, 2013, were as follows:

(in thousands)	Carrying Amount
Balance as of December 29, 2012	$20,161
Business acquisitions	1,619
Purchases of route businesses, exclusive of goodwill acquired	20,066
Sales of route businesses	(18,847)
Change in route businesses reclassified to assets held for sale	(3,347)
Balance as of December 28, 2013	$19,652
Purchases of route businesses, exclusive of goodwill acquired	15,492
Sales of route businesses	(15,146)
Impairment charges	(3,708)
Change in route businesses reclassified to assets held for sale	590
Balance as of January 3, 2015	$16,880
We recorded a $3.7 million impairment of our route intangible assets during 2014. The majority of the impairment was due to an error in the valuation method for these route intangible assets, which if such method had been applied to prior years, would have resulted in a reduction of net gains on the sale of route businesses of approximately $2.6 million. In addition, the remaining impairment was due to an overstatement of route intangible asset value on the opening balance sheet at the time of the Merger. We have assessed the impact of these errors to prior and current year consolidated financial statements and determined that they are both quantitatively and qualitatively immaterial. The fair value of the route intangible assets was determined using Level 3 inputs such as market multiples for similar routes.
Routes and associated goodwill allocated to assets held for sale represent assets available for sale in their present condition and for which actions to complete a sale have been initiated. As of January 3, 2015 and December 28, 2013, there were $10.8 million and $12.4 million, respectively, of route businesses included in assets held for sale in the Consolidated Balance Sheets.

For the year ended January 3, 2015, net gains on the sale of route businesses consisted of $3.3 million in gains and $2.2 million in losses on the sale of route businesses. For the year ended December 28, 2013, net gains on the sale of route businesses consisted of $6.1 million in gains and $3.5 million in losses on the sale of route businesses. For the year ended December 29, 2012, net gains on the sale of route businesses consisted of $29.5 million in gains and $7.2 million in losses on the sale of route businesses. The reduction in net gains from the sale of route businesses from 2012 to 2013 was primarily due to the completion of the IBO conversion in 2012.
NOTE 10. LONG-TERM DEBT
Debt outstanding as of January 3, 2015 and December 28, 2013 consisted of the following:

(in thousands)	2014	2013
Unsecured U.S. Dollar-denominated revolving credit facility due May 2019, interest payable based on the 30-day Eurodollar rate, plus applicable margin of 0.795% (All-in rate of 0.96% as of January 3, 2015, including applicable margin) plus a facility fee of 0.08%	$50,000	$85,000
Unsecured U.S. term loan due May 2019, interest payable based on the 30-day Eurodollar rate, plus an applicable margin of 0.875% (All-in rate of 1.044% as of January 3, 2015, including applicable margin)	144,375	—
Unsecured U.S. term loan due May 2024, interest payable based on the 30-day Eurodollar rate, plus an applicable margin of 1.25% (All-in rate of 1.419% as of January 3, 2015, including applicable margin)	150,000	—
Unsecured U.S. term loan due September 2016, interest payable based on the 30-day Eurodollar rate, plus an applicable margin of 1.50% (All-in rate of 1.66% as of December 28, 2013, including applicable margin)	—	308,750
$100 million private placement senior notes due June 2017, interest payable based on fixed rate of 5.72%, including a fair value adjustment of $2.6 million and $3.6 million, respectively	102,562	103,623
Total debt	446,937	497,373
Less current portion of long-term debt	(8,561)	(17,291)
Total long-term debt	$438,376	$480,082
Annual maturities of long-term debt as of January 3, 2015 are as follows:

(in thousands)	Amount
2015	$7,500
2016	7,500
2017	107,500
2018	7,500
2019	171,875
Thereafter	142,500
Total long-term debt maturities	$444,375
During the second quarter of 2014, we entered into an Amended and Restated Credit Agreement ("Credit Agreement"). In accordance with the Credit Agreement, we terminated our prior term loan agreement. A payment of approximately $0.6 million was made to pay the difference between the amount owed on the prior term loan and the amount borrowed under the new credit facilities.
The Credit Agreement allows us to make revolving credit borrowings of up to $375 million through May 2019, an increase from the $265 million available under the previous revolving credit agreement. As of January 3, 2015 and December 28, 2013, we had available $325 million and $180 million, respectively, of unused borrowings. Under certain circumstances and subject to certain conditions, we have the option to increase available credit under the Credit Agreement by up to $200 million for the remaining life of the facility. Revolving credit borrowings incur interest based on the 30, 60, 90 or 180-day Eurodollar rate plus an applicable margin of between 0.795% and 1.450%. The applicable margin is determined by certain financial ratios. The applicable margin was 0.795% as of January 3, 2015. The revolving credit facility also requires us to pay a facility fee ranging from 0.08% to 0.25% on the entire $375 million based on certain financial ratios. The facility fee rate was 0.08% on January 3, 2015.

The Credit Agreement requires us to comply with certain defined covenants, such as a maximum debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio of 3.50, or 3.75 for four consecutive periods following a material acquisition, and a minimum interest coverage ratio of 2.50. At January 3, 2015, our debt to EBITDA ratio was 1.11, and our interest coverage ratio was 24.09. These calculations were significantly impacted by the $223 million pretax gain on the sale of Private Brands. Excluding this gain, our debt to EBITDA ratio would have been 2.49, and our interest coverage ratio would have been 7.71. In addition, the Credit Agreement restricts our payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $200 million. As of January 3, 2015, our consolidated stockholders’ equity was $1,086.7 million. We were in compliance with these covenants at January 3, 2015. The private placement agreement for $100 million of senior notes has provisions no more restrictive than the Credit Agreement. Total interest expense under all credit agreements for 2014, 2013 and 2012 was $13.4 million, $14.7 million, and $9.7 million, respectively.
The Credit Agreement also provided for a $150 million amortizing five-year term loan through May 2019 and a $150 million amortizing ten-year term loan through May 2024. The five-year term loan requires quarterly principal payments of approximately $1.9 million and incurs interest based on the 30, 60, 90 or 180-day Eurodollar rate plus an applicable margin of between 0.875% and 1.700%. The applicable margin was 0.875% as of January 3, 2015. The ten-year term loan requires quarterly principal payments of approximately $7.5 million, commencing in September 2019 and incurs interest based on the 30, 60, 90 or 180-day Eurodollar rate plus an applicable margin of between 1.250% and 2.075%. The applicable margin was 1.250% as of January 3, 2015.
Debt issuance costs associated with the Credit Agreement of approximately $1.9 million were deferred in the second quarter of 2014 and will be amortized over the life of the loans. In addition, we recognized $0.8 million in additional interest expense in the second quarter of 2014 due to the write-off of certain unamortized debt issuance costs associated with the previous amendment to the revolving credit facility in 2010 and the prior term loan.
Including the effect of interest rate swap agreements, the weighted average interest rate was 2.34%, 2.72% and 2.70%, respectively, as of January 3, 2015, December 28, 2013, and December 29, 2012. See Note 13 for further information on our interest rate swap agreements.
We repaid $321.0 million and received proceeds of $286.0 million from our revolving credit facility during the year ended January 3, 2015. The net repayments were made primarily from cash received from the sale of Private Brands. During the years ended December 28, 2013 and December 29, 2012, we repaid $165.1 million and $100.2 million and received proceeds of $149.0 million and $55.3 million, respectively, from our revolving credit facility.
NOTE 11. INCOME TAXES
Income tax expense from continuing operations for the years ended January 3, 2015, December 28, 2013 and December 29, 2012 consists of the following:

(in thousands)	2014	2013	2012
Current:
Federal	$23,659	$19,855	$39,721
State and other	2,693	3,963	6,078
Foreign	301	—	—
	$26,653	$23,818	$45,799
Deferred:
Federal	$28	$6,562	$(11,290)
State and other	5,610	1,917	(590)
	$5,638	$8,479	$(11,880)
Income tax expense	$32,291	$32,297	$33,919

Reconciliations of the federal income tax rate to our effective income tax rate for the years ended January 3, 2015, December 28, 2013 and December 29, 2012 are as follows:

	2014	2013	2012
Statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	5.9%	4.2%	4.6%
Non-deductible goodwill on sale of route businesses	0.1%	0.2%	6.1%
Deduction for inventory contributions	(0.3)%	(0.1)%	(0.2)%
Meals and entertainment	0.4%	0.5%	0.8%
IRC 199 deduction	(2.6)%	(1.4)%	(2.0)%
Change in uncertain tax positions	(2.8)%	(0.1)%	(0.1)%
Miscellaneous items, net	(0.4)%	(1.6)%	(1.5)%
Effective income tax rate	35.3%	36.7%	42.7%
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 3, 2015 and December 28, 2013, are presented below:

(in thousands)	2014	2013
Deferred tax assets:
Reserves for employee compensation, deductible when paid for income tax purposes, accrued for financial reporting purposes	$20,803	$19,388
Reserves for insurance claims, deductible when paid for income tax purposes, accrued for financial reporting purposes	4,834	3,565
Other reserves, deductible when paid for income tax purposes, accrued for financial reporting purposes	3,614	3,622
Unrealized losses, deductible when realized for income tax purposes, included in other comprehensive income	194	381
Basis difference in fixed rate debt	1,056	1,559
Basis difference in noncurrent investments	—	1,816
Inventories, principally due to additional costs capitalized for income tax purposes	3,948	2,069
Net state operating loss and tax credit carryforwards	2,345	2,900
Other	—	1,822
Total gross deferred tax assets	$36,794	$37,122
Less valuation allowance	(626)	(469)
Net deferred tax assets	$36,168	$36,653
Deferred tax liabilities:
Fixed assets, principally due to differences in depreciation, net of impairment reserves	$(59,485)	$(63,072)
Intangible assets, principally due to differences in amortization and acquisition basis differences	(117,141)	(144,596)
Employee Compensation, principally due to change in method of accounting	(3,900)	—
Basis difference in noncurrent investments	(5,734)	—
Prepaid expenses and other costs deductible for tax, amortized for financial reporting purposes	(5,312)	(3,987)
Total gross deferred tax liabilities	$(191,572)	$(211,655)

Deferred income taxes, net	$(155,404)	$(175,002)

During 2014, we recorded an additional valuation allowance of $0.2 million against certain state tax net operating losses not expected to be utilized prior to expiration. During 2013, we released a valuation allowance of $0.2 million against certain state tax credits that expired prior to utilization and recorded a valuation allowance of $0.2 million against certain state tax net operating losses not expected to be utilized prior to expiration.
As of January 3, 2015, we have approximately $3.5 million of state tax loss carryforwards available to offset future taxable income in various jurisdictions. These loss carryforwards expire at various times between 2017 and 2032. We believe it is more likely than not that most of these loss carryforwards will be realized through future taxable income or tax planning strategies. However, there are certain state tax loss carryforwards for which a valuation allowance was established because these losses are not expected to be utilized prior to their expiration.
Our effective tax rate is based on the level and mix of income of our separate legal entities, statutory tax rates, business credits available in the various jurisdictions in which we operate and permanent tax differences. Significant judgment is required in evaluating tax positions that affect the annual tax rate. The effective income tax rate is higher than the federal statutory rate primarily due to state and local income taxes. The effect of state and local taxes on the 2014 effective tax rate includes the impact of a revaluation of deferred tax assets and liabilities due to the sale of Private Brands and the associated impact on various consolidated and unitary state income tax rates.
We have recorded gross unrecognized tax benefits, as of January 3, 2015, totaling $3.7 million and related interest and penalties of $1.4 million in other noncurrent liabilities on the Consolidated Balance Sheets. Approximately $3.7 million would affect the effective tax rate if subsequently recognized. This amount includes $0.8 million of interest and penalties of $0.6 million. We expect certain income tax audits will be settled, positions will be resolved through administrative procedures or statutes of limitations will expire for various tax authorities during the next twelve months, resulting in a potential $1.6 million reduction of the unrecognized tax benefit. We classify interest and penalties associated with income tax positions within income tax expense. We have open years for income tax audit purposes in our major taxing jurisdictions according to statutes as follows:

Jurisdiction	Open Years
U.S. federal	2011 and forward
Canada federal	2011 and forward
Ontario provincial	2009 and forward
North Carolina	2009 and forward
New York	2009 and forward
Illinois	2009 and forward
A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows:

(in thousands)	Amount
Balance at December 29, 2012	$6,031
Additions for tax positions taken during the current period	5,670
Additions for tax positions taken during the prior period	72
Reductions resulting from settlements	(367)
Reductions resulting from a lapse of the statute of limitations	(490)
Balance at December 28, 2013	$10,916
Additions for tax positions taken during the current period	386
Reductions resulting from settlements	(6,962)
Reductions resulting from a lapse of the statute of limitations	(614)
Balance at January 3, 2015	$3,726

NOTE 12. FAIR VALUE MEASUREMENTS
The following table summarizes information regarding financial assets and financial liabilities that are measured at fair value at January 3, 2015 and December 28, 2013.

(in thousands)	Book Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance as of January 3, 2015
Assets:
Cash and cash equivalents	$35,373	$35,373	$—	$—
Restricted cash	966	966	—	—
Total assets	$36,339	$36,339	$—	$—

Liabilities:
Interest rate swaps	$438	$—	$438	$—
Total liabilities	$438	$—	$438	$—

Balance as of December 28, 2013
Assets:
Cash and cash equivalents	$14,080	$14,080	$—	$—
Restricted cash	—	—	—	—
Total assets	$14,080	$14,080	$—	$—

Liabilities:
Interest rate swaps	$898	$—	$898	$—
Total liabilities	$898	$—	$898	$—
There were no changes among the levels of our fair value instruments during 2014.
The fair value of outstanding debt, including current maturities, was approximately $453 million and $504 million for January 3, 2015 and December 28, 2013, respectively. The Level 2 fair value estimates were based on similar debt with the same maturities, company credit rating and interest rates.
During 2014 and 2012, due to impairments, the fair values of trademarks and route intangibles were measured using Level 3 inputs as disclosed in Note 9 to the consolidated financial statements. In addition, our annually required goodwill and indefinite-lived intangible impairment tests, as well as the initial valuation of intangible assets included in business acquisitions, are performed using financial models that include Level 3 inputs.
NOTE 13. DERIVATIVE INSTRUMENTS
The fair value of the derivative instrument liability in the Consolidated Balance Sheets using Level 2 inputs as of January 3, 2015 and December 28, 2013 was as follows:

(in thousands)	Balance Sheet Location	2014	2013
Interest rate swaps	Other current liabilities	$(438)	$—
Interest rate swaps	Other noncurrent liabilities	—	(898)
Foreign currency forwards	Current liabilities of discontinued operations	—	(31)
Total fair value of derivative instruments		$(438)	$(929)

Interest Rate Swaps
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable-rate debt. The fair value of interest rate swaps is determined utilizing a market approach model using the notional amount of the interest rate swaps and the observable inputs of time to maturity and interest rates. The notional amount of the interest rate swaps designated as hedging instruments as of January 3, 2015 and December 28, 2013 was $50.0 million. The debt modification in the second quarter of 2014 did not result in any changes to our hedge accounting for the interest rate swaps.
Foreign Currency Forwards
We had exposure to foreign exchange rate fluctuations through the operations of our Canadian subsidiary which is included within discontinued operations (see Note 3). A majority of the revenue of our Canadian operations was denominated in U.S. dollars and a substantial portion of its costs, such as raw materials and direct labor, were denominated in Canadian dollars. We entered into derivative forward contracts to mitigate a portion of this foreign exchange rate exposure. The notional amount for foreign currency forwards was zero and $5.6 million as of January 3, 2015 and December 28, 2013, respectively.
The changes in unrealized losses, net of income tax, included in other comprehensive income due to fluctuations in interest rates and foreign exchange rates for the years ended January 3, 2015, December 28, 2013 and December 29, 2012 were as follows:

(in thousands)	2014	2013	2012
Gains/(losses) on interest rate swaps, net of income tax	$283	$289	$(285)
Gains/(losses) on foreign currency forwards, net of income tax	21	(21)	(87)
Total change in unrealized losses from derivative instruments, net of income tax (effective portion)	$304	$268	$(372)
NOTE 14. POSTRETIREMENT BENEFIT PLANS
All Snyder’s-Lance, Inc. employees are eligible to participate in a company-wide defined contribution retirement plan. This 401(k) plan provides participants with matching contributions equal to 100% of the first 4% of qualified wages and 50% of the next 1% of qualified wages. For the years ended January 3, 2015, December 28, 2013 and December 29, 2012, total expenses associated with this defined contribution retirement plan were $11.0 million, $10.0 million and $9.7 million, respectively.
NOTE 15.  COMMITMENTS AND CONTINGENCIES
Contractual Obligations
We have entered into contractual agreements providing benefits to certain key employees in the event of termination without cause or other circumstances. Commitments under these agreements were $4.7 million for both years ended January 3, 2015 and December 28, 2013. In addition, our long-term incentive plans have change in control provisions which would result in $5.5 million of additional compensation expense in the event of a change in control on January 3, 2015.
We lease certain facilities and equipment under contracts classified as operating leases. Total rental expense was $25.3 million in 2014, $23.9 million in 2013 and $23.0 million in 2012.
Future minimum lease commitments for operating leases at January 3, 2015 are as follows:

(in thousands)	Amount
2015	$16,557
2016	12,313
2017	9,107
2018	6,341
2019	3,456
Thereafter	26,697
Total operating lease commitments	$74,471

In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Purchase commitments for certain ingredients, packaging materials and energy totaled $105.2 million and $117.6 million as of January 3, 2015 and December 28, 2013. In addition to these commitments, we have contracts for certain ingredients and packaging materials where we have secured a fixed price but do not have a minimum purchase quantity. We currently contract from approximately three months to twelve months in advance for certain major ingredients and packaging.
We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $11.4 million as of January 3, 2015 and $14.0 million as of December 28, 2013. The reduction was due to the lower collateral requirements of our insurance providers.
Guarantees
We currently provide a partial guarantee for loans made to IBOs by certain third-party financial institutions for the purchase of route businesses. The outstanding aggregate balance on these loans was approximately $130.3 million as of January 3, 2015 compared to approximately $117.9 million as of December 28, 2013. The $12.4 million increase in the guarantee was primarily due to new IBO loans as a result of transactions between former IBOs and new IBOs where the principal outstanding on the repaid loans was lower than the principal of the new loans. The annual maximum amount of future payments we could be required to make under the guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the route businesses for which the loans are made. Accordingly, we have the ability to recover substantially all of the outstanding loan value upon default, and our liability associated with this guarantee is not significant.
Insurance Settlement
For the year ended December 28, 2013, other income, net on the consolidated financial statements included approximately $4.0 million in income from the settlement of a business interruption claim primarily for lost profits incurred earlier in 2013.

Legal Matters
We are currently subject to various lawsuits and environmental matters arising in the normal course of business. In our opinion, such claims should not have a material effect upon our consolidated financial statements taken as a whole.
NOTE 16.  RELATED PARTY TRANSACTIONS
During the fourth quarter of 2014, we increased our ownership in Late July to 80% (see Note 4 for additional information). We also established a $6.0 million line of credit between the Company and Late July, of which $3.9 million was drawn by Late July in order to repay certain obligations. The balance of $3.9 million remains outstanding as of January 3, 2015, and is eliminated in consolidation.
During 2014, we acquired the remaining 49% ownership interest in Patriot Snacks Real Estate, LLC (“Patriot”) and now own 100% of the outstanding equity. Prior to this acquisition, which was completed in the fourth quarter of 2014, we had a 51% ownership in Patriot and the remaining 49% was owned by an officer of the Company.
During 2013, we acquired the remaining 20% of Michaud Distributors (“Michaud”), which distributes our products in the northeastern United States, and now own 100% of the outstanding equity. Prior to this acquisition, which was completed in the fourth quarter of 2013, we had an 80% ownership interest in Michaud, with the remaining 20% ownership held by two employees of the Company. In addition, a facility in Maine used to support Michaud is leased from an entity owned by employees of the Company. There were $0.4 million in lease payments made to this entity during each of the years 2014 and 2013, and $0.3 million during 2012.
ARWCO Corporation, MAW Associates, LP and Warehime Enterprises, Inc. are significantly owned or controlled by Patricia A. Warehime, a member of the Board of Directors of Snyder’s-Lance, Inc., or her family members. Among other unrelated business activities, these entities provide financing to IBOs for the purchase of route businesses and trucks. We have entered into loan service agreements with these related parties that require us to repurchase the assets 30 days after an IBO default at the value as defined in the loan service agreement which approximates fair market value. As of January 3, 2015, there were outstanding loans made to IBOs by the related parties of approximately $26.4 million, compared to $30.6 million as of December 28, 2013. Michael A. Warehime, our former Chairman of the Board, who passed away in August 2014, served as an officer and/or director of these entities. Patricia A. Warehime is the executrix, trustee and principal beneficiary of Mr. Warehime's estate and trust. Transactions with these related parties are primarily related to the collection and remittance of loan payments on notes receivable held by the affiliates. We are reimbursed for certain overhead and administrative services associated with the services provided to these related parties. The receivables from, payables to and administrative fees from these entities are not significant for any period presented.

One of our directors, C. Peter Carlucci, Jr., is a member of Eckert Seamans Cherin & Mellott, LLC (“Eckert”), which serves as one of our outside legal firms. Expenses incurred for services provided by Eckert were $0.9 million, $0.6 million, and $0.3 million for 2014, 2013 and 2012, respectively.
NOTE 17. OTHER COMPREHENSIVE INCOME
Total comprehensive income attributable to Snyder's-Lance, Inc., determined as net income adjusted by total other comprehensive income, was $181.4 million, $73.8 million and $60.5 million for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively. Total other comprehensive income presently consists of foreign currency translation adjustments and unrealized gains and losses from our derivative financial instruments accounted for as cash flow hedges.
Amounts reclassified out of total other comprehensive income, net of tax, consisted of the following:

(in thousands)	Income Statement Location	2014	2013	2012
Gains/(losses) on cash flow hedges reclassified out of accumulated other comprehensive income:
Interest rate swaps, net of tax of $223, $236 and $289, respectively	Interest expense, net	$(357)	$(379)	$(464)
Foreign currency forwards	Discontinued operations, net of income tax	(191)	(401)	402
Total cash flow hedge reclassifications, net of tax		$(548)	$(780)	$(62)

Foreign currency translation adjustments reclassified from accumulated other comprehensive income	Discontinued operations, net of income tax	$11,106	$—	$—
Total amounts reclassified from accumulated other comprehensive income		$10,558	$(780)	$(62)
During 2014, changes to the balance in accumulated other comprehensive income were as follows:

(in thousands)	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
Balance as of December 28, 2013	$(574)	$10,745	$10,171
Other comprehensive loss before reclassifications	(244)	(376)	(620)
Losses/(gains) reclassified from other comprehensive income	548	(11,106)	(10,558)
Net other comprehensive income/(loss)	304	(11,482)	(11,178)
Balance as of January 3, 2015	$(270)	$(737)	$(1,007)
During 2013, changes to the balance in accumulated other comprehensive income were as follows:

(in thousands)	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
Balance as of December 29, 2012	$(842)	$15,960	$15,118
Other comprehensive loss before reclassifications	(512)	(5,215)	(5,727)
Losses reclassified from other comprehensive income	780	—	780
Net other comprehensive income/(loss)	268	(5,215)	(4,947)
Balance as of December 28, 2013	$(574)	$10,745	$10,171

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
Revenue by Product Category
Net revenue by product category was as follows:

(in thousands)	2014	2013	2012
Branded	$1,109,277	$1,071,405	$955,540
Partner brand	348,053	308,352	283,124
Other	163,590	124,575	124,247
Net revenue	$1,620,920	$1,504,332	$1,362,911
Due to the sale of Private Brands and the reclassification of associated revenue to discontinued operations, the Private brand product category was removed and Private brand revenue not included in the sale transaction was reclassified to Other. The Other product category primarily consists of revenue from contract manufactured products.
NOTE 19.  SIGNIFICANT CUSTOMERS
Sales to our largest retail customer, Wal-Mart Stores, Inc., either through IBOs or our direct distribution network, were approximately 14% of net revenue in 2014 and 15% of net revenue for both 2013 and 2012. Our sales to Wal-Mart Stores, Inc. do not include sales of our products that may be made to Wal-Mart Stores, Inc. by third-party distributors outside our DSD network. Sales to these third-party distributors represent approximately 5% of our net revenue and may increase sales of our products to Wal-Mart Stores, Inc. by an amount we are unable to estimate. Accounts receivable as of January 3, 2015 and December 28, 2013, included receivables from Wal-Mart Stores, Inc. totaling $13.8 million and $16.9 million, respectively.

NOTE 20.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
A summary of quarterly financial information follows:

(in thousands, except per share data)	2014 Quarter Ended
	March 29 (13 Weeks)	June 28 (13 Weeks)	September 27 (13 Weeks)	January 3 (14 Weeks)
Net revenue	$373,016	$399,596	$409,308	$439,000
Cost of sales	239,830	254,707	266,088	281,833
Gross margin	133,186	144,889	143,220	157,167

Selling, general and administrative	116,064	121,312	116,659	124,497
Impairment charges	1,000	6,503	—	5,544
(Gain)/loss on sale of route businesses, net	(1,163)	(297)	22	329
Gain on the revaluation of prior equity investment	—	—	—	(16,608)
Other (income)/expense, net	80	501	61	(892)
Income before interest and income taxes	17,205	16,870	26,478	44,297

Interest expense, net	3,390	4,111	2,984	2,857
Income before income taxes	13,815	12,759	23,494	41,440

Income tax expense	3,326	4,584	9,809	14,572
Income from continuing operations	10,489	8,175	13,685	26,868
Income/(loss) from discontinued operations, net of income tax (1)	6,322	3,523	124,097	(626)
Net income	16,811	11,698	137,782	26,242
Net (loss)/income attributable to noncontrolling interests	(5)	21	16	(90)
Net income attributable to Snyder’s-Lance, Inc.	$16,816	$11,677	$137,766	$26,332

Basic earnings per share:
Continuing operations	$0.15	$0.12	$0.19	$0.38
Discontinued operations	0.09	0.05	1.77	(0.01)
Total basic earnings per share	$0.24	$0.17	$1.96	$0.37

Weighted average shares outstanding – basic	69,997	70,162	70,266	70,361

Diluted earnings per share:
Continuing operations	$0.15	$0.11	$0.19	$0.38
Discontinued operations	0.09	0.05	1.75	(0.01)
Total diluted earnings per share	$0.24	$0.16	$1.94	$0.37

Weighted average shares outstanding – diluted	70,771	70,905	71,001	71,105

Dividends declared per common share	$0.16	$0.16	$0.16	$0.16

Footnotes:

(1)	During the third quarter of 2014, the significant income from discontinued operations was due to the gain recognized on the sale of Private Brands.

(in thousands, except per share data)	2013 Quarter Ended
	March 30 (13 Weeks)	June 29 (13 Weeks)	September 28 (13 Weeks)	December 28 (13 Weeks)
Net revenue	$358,541	$378,489	$385,242	$382,060
Cost of sales	225,852	244,386	243,767	249,068
Gross margin	132,689	134,103	141,475	132,992

Selling, general and administrative	105,375	118,036	115,945	107,814
Impairment charges	—	1,900	—	—
Gain on sale of route businesses, net	(110)	(1,482)	(465)	(533)
Other income, net (1)	(1,141)	(1,476)	(4,541)	(371)
Income before interest and income taxes	28,565	17,125	30,536	26,082

Interest expense, net	3,439	3,521	3,742	3,706
Income before income taxes	25,126	13,604	26,794	22,376

Income tax expense	9,869	5,141	10,174	7,113
Income from continuing operations	15,257	8,463	16,620	15,263
Income from discontinued operations, net of income tax	4,651	4,567	6,492	7,771
Net income	19,908	13,030	23,112	23,034
Net income attributable to noncontrolling interests	65	51	213	35
Net income attributable to Snyder’s-Lance, Inc.	$19,843	$12,979	$22,899	$22,999

Basic earnings per share:
Continuing operations	$0.22	$0.12	$0.24	$0.22
Discontinued operations	0.07	0.07	0.09	0.11
Total basic earnings per share	$0.29	$0.19	$0.33	$0.33

Weighted average shares outstanding – basic	68,992	69,279	69,459	69,801

Diluted earnings per share:
Continuing operations	$0.22	$0.12	$0.24	$0.22
Discontinued operations	0.06	0.07	0.09	0.11
Total diluted earnings per share	$0.28	$0.19	$0.33	$0.33

Weighted average shares outstanding – diluted	69,839	70,086	70,294	70,631

Dividends declared per common share	$0.16	$0.16	$0.16	$0.16
Footnotes:

(1)	During the third quarter of 2013, we recorded other income of approximately $4.0 million related to settlement of a business interruption claim primarily for lost profits incurred earlier in the year.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years Ended January 3, 2015, December 28, 2013 and December 29, 2012

(in thousands)	Beginning Balance	Additions/(Reductions) to Expense or Other Accounts	Deductions	Ending Balance
Fiscal year ended January 3, 2015
Allowance for doubtful accounts	$1,535	$1,573	$(1,330)	$1,778
Deferred tax asset valuation allowance	$469	$177	$(20)	$626
Fiscal year ended December 28, 2013
Allowance for doubtful accounts	$2,062	$1,729	$(2,256)	$1,535
Deferred tax asset valuation allowance	$485	$164	$(180)	$469
Fiscal year ended December 29, 2012
Allowance for doubtful accounts	$1,568	$1,355	$(861)	$2,062
Deferred tax asset valuation allowance	$408	$305	$(228)	$485

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Snyder’s-Lance, Inc.:

In our opinion, the accompanying consolidated balance sheet as of January 3, 2015 and the related consolidated statement of income, comprehensive income, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Snyder’s-Lance, Inc. and its subsidiaries at January 3, 2015, and the results of their operations and their cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying valuation and qualifying accounts financial statement schedule for the fiscal year ended January 3, 2015 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Baptista’s Bakery, Inc. and Late July Snacks, LLC from its assessment of internal control over financial reporting as of January 3, 2015 because the entities were acquired by the Company in purchase business combinations during 2014. We have also excluded Baptista’s Bakery, Inc. and Late July Snacks, LLC from our audit of internal control over financial reporting. Baptista’s Bakery, Inc. is a wholly-owned subsidiary whose total assets and total net revenues excluded from management's assessment and our audit of internal control over financial reporting represent 6.4% and 2.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 3, 2015. Late July is an 80%-owned subsidiary whose total assets and total net revenues excluded from management's assessment and our audit of internal control over financial reporting represent 0.4% and 0.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 3, 2015.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
March 4, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Snyder’s-Lance, Inc.:

We have audited the accompanying consolidated balance sheet of Snyder’s-Lance, Inc. and subsidiaries (the Company) as of December 28, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 28, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule “Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2013, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 28, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Charlotte, North Carolina
February 25, 2014, except for note 3, which is as of March 4, 2015

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
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
Management assessed the effectiveness of internal control over financial reporting as of January 3, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, management concluded that we maintained effective internal control over financial reporting as of January 3, 2015. Our evaluation did not include the internal controls over financial reporting of Baptista's Bakery, Inc., which was acquired on June 13, 2014. Total assets and net revenues excluded from management's assessment represent 6.4% and 2.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 3, 2015. In addition, our evaluation did not include the internal controls over financial reporting of Late July Snacks, LLC, which was consolidated subsequent to our additional investment on October 30, 2014. Total assets and net revenues excluded from management's assessment represent 0.4% and 0.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 3, 2015.
The effectiveness of the Company's internal control over financial reporting as of January 3, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
As of the end of the period covered by this report, and pursuant to Rule 13a – 15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a – 15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 3, 2015.
Our management assessed the effectiveness of our internal control over financial reporting as of January 3, 2015. See above for “Management’s Report on Internal Control over Financial Reporting.” Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. The report of the independent registered public accounting firm appears on page 63.
There have been no changes in our internal control over financial reporting during the quarter ended January 3, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information
Not applicable.

PART III
Items 10 through 14 are incorporated by reference to the sections captioned Security Ownership of Principal Stockholders and Management, Proposal 1—Election of Directors, Corporate Governance, Compensation Committee Interlocks and Insider Participation, Compensation Committee Report, Equity Compensation Plan Information, Director Compensation, Executive Compensation, Related Person Transactions and Ratification of Selection of Independent Public Accounting Firm in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2015 and Item X in Part I of this Annual Report captioned Executive Officers of the Registrant.
Code of Ethics
We have adopted a Code of Ethics that covers our officers and employees. In addition, we have adopted a Code of Ethics for Directors and Senior Financial Officers which covers the members of the Board of Directors and Senior Financial Officers, including the Chief Executive Officer, Chief Financial Officer, Treasurer, Corporate Controller and Principal Accounting Officer. These Codes are posted on our website at www.snyderslance.com.
We will disclose any substantive amendments to, or waivers from, our Code of Ethics for Directors and Senior Financial Officers on our website or in a report on Form 8-K.

PART IV

Item 15.  Exhibits and Financial Statement Schedules
(a)  1. Financial Statements
The following financial statements are filed as part of this report:

(a)	2. Financial Schedules.
The following financial schedules are filed as part of this report:

Page
Schedule II - Valuation and Qualifying Accounts	62
Schedules other than that listed above have been omitted because of the absence of conditions under which they are required or because information required is included in financial statements or the notes thereto.

(a)	3. Exhibit Index.
2.1     Stock and Membership Interest Purchase Agreement, dated as of May 5, 2014, by and among Baptista’s Bakery, Inc., 5C Investments, LLC, Nannette M. Gardetto 1994 Trust, Nannette M. Gardetto, S-L Snacks National, LLC and Snyder’s-Lance, Inc., incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on June 19, 2014 (File No. 0-398).
2.2    Purchase and Sale Agreement, dated as of May 6, 2014, by and among S-L Snacks National, LLC, Tamming Foods Ltd., Shearer’s Foods, LLC and Shearer’s Foods Canada, Inc., incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 7, 2014 (File No. 0-398).
3.1    Restated Articles of Incorporation of Snyder’s-Lance, Inc., as amended through May 3, 2013, incorporated herein by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2013 (File No. 0-398).
3.2    Bylaws of Snyder’s-Lance, Inc., as amended through May 6, 2014, incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on May 9, 2014 (File No. 0-398).
4.1    See 3.1 and 3.2 above.
4.2    Amended and Restated Note Purchase Agreement, dated as of December 7, 2010, among the Registrant, Snyder’s of Hanover, Inc., Snyder’s Manufacturing, Inc. and each of the note holders named therein, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 13, 2010 (File No. 0-398).
10.1*    Lance, Inc. 2003 Key Employee Stock Plan, as amended, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 0-398).
10.2*    Lance, Inc. 2007 Key Employee Incentive Plan, as amended effective May 4, 2010, incorporated herein by reference to Annex A of the Registrant’s Proxy Statement filed on February 26, 2010 (File No. 0-398).

10.3*    Snyder’s-Lance, Inc. 2008 Director Stock Plan (as amended and restated) dated February 8, 2013, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2013 (File No. 0-398).
10.4*    Snyder’s-Lance, Inc. 2014 Director Stock Plan, incorporated herein by reference to Annex A attached to the Registrant’s Definitive Proxy Statement filed on March 25, 2014 (File No. 0-398).
10.5*    Snyder's-Lance, Inc. 2012 Key Employee Incentive Plan, incorporated herein by reference to Annex A attached to the Registrant's Definitive Proxy Statement filed on March 28, 2012 (File No. 0-398).
10.6*     Snyder's-Lance, Inc. 2012 Associate Stock Purchase Plan, incorporated herein by reference to Annex B attached to the Registrant's Definitive Proxy Statement filed on March 28, 2012 (File No. 0-398).
10.7*    Snyder’s of Hanover, Inc. Non-Qualified Stock Option Plan, as amended and restated effective January 2, 2005, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No.1 on Form S-8 to Form S-4 filed on December 8, 2010 (File No. 0-398).
10.8*    Amendment No. 1 to the Snyder’s of Hanover, Inc. Non-Qualified Stock Option Plan, effective as of December 6, 2010, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Post-Effective Amendment No.1 on Form S-8 to Form S-4 filed on December 8, 2010 (File No. 0-398).
10.9*    Amended and Restated Snyder's-Lance, Inc. Compensation Deferral Plan, dated as of January 1, 2012, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 0-398).
10.10*    Amended and Restated Snyder's of Hanover Executive Deferred Compensation Plan, dated as of October 1, 2005, incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 0-398).
10.11*    Snyder's-Lance, Inc. Deferred Compensation Plan for Non-Employee Directors, dated as of December 10, 2014, filed herewith.
10.12*    Snyder's-Lance, Inc. Long-Term Performance Incentive Plan for Officers and Key Managers, dated February 7, 2013, as amended and restated, incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2013 (File No. 0-398).
10.13*    Snyder's-Lance, Inc. Annual Performance Incentive Plan for Officers and Key Managers, dated February 7, 2013, as amended and restated, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2013 (File No. 0-398).
10.14*    Transition Services and Retirement Agreement, dated as of January 8, 2013, between the Registrant and David V. Singer, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 14, 2013 (File No. 0-398).
10.15*    Restricted Stock Unit Award Agreement, dated as of February 22, 2013, between the Registrant and David V. Singer, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2013 (File No. 0-398).
10.16*    Form of Amended and Restated Compensation and Benefits Assurance Agreement between the Registrant and Rick D. Puckett, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 28, 2008 (File No. 0-398).
10.17*    Retention and Amendment Agreement, effective as of February 21, 2011, between the Registrant and Rick D. Puckett, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2011 (File No. 0-398).
10.18*    Form of Executive Severance Agreement between the Registrant and Margaret E. Wicklund, incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (File No. 0-398).
10.19*    Form of Executive Severance Agreement between the Registrant and each of Carl E. Lee, Jr., Rick D. Puckett and Rodrigo F. Troni Pena, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2011 (File No. 0-398).

10.20*    Chairman of the Board Compensation Letter, dated February 9, 2012, between the Registrant and Michael A. Warehime, incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 0-398).
10.21*    Chairman of the Board Compensation Letter amendment, dated February 8, 2013, between the Registrant and Michael A. Warehime, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2013 (File No. 0-398).
10.22*     Chairman of the Board Compensation Letter amendment, dated December 13, 2013, between the Registrant and Michael A. Warehime, incorporated herein by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2013 (File No. 0-398).
10.23     Amended and Restated Credit Agreement, dated as of May 30, 2014, by and among the Registrant, Bank of America, National Association, as administrative agent and issuing lender, and each of the lenders party thereto, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 4, 2014 (File No. 0-398).
10.24     Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of June 24, 2014, by and among the Registrant, Bank of America, National Association, as administrative agent and issuing lender, and each of the lenders party thereto, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2014 (File No. 0-398).
10.25     Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of December 4, 2014, by and among the Registrant, Bank of America, National Association, as administrative agent and issuing lender, and each of the lenders party thereto, filed herewith.
12    Computation of Ratio of Earnings to Fixed Charges, filed herewith.
21    List of the Subsidiaries of the Registrant, filed herewith.
23.1    Consent of PricewaterhouseCoopers LLP, filed herewith.
23.2    Consent of KPMG LLP, filed herewith.
31.1    Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.
31.2    Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.
32    Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101    The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the consolidated financial statements.
________________________________________
* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNYDER’S-LANCE, INC.

Dated: March 4, 2015	By:	/s/ Carl E. Lee, Jr.
Carl E. Lee, Jr.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Carl E. Lee, Jr.	President and Chief Executive Officer	March 4, 2015
Carl E. Lee, Jr.	and Director
(Principal Executive Officer)

/s/ Rick D. Puckett	Executive Vice President, Chief Financial	March 4, 2015
Rick D. Puckett	Officer and Chief Administrative Officer
(Principal Financial Officer)

/s/ Margaret E. Wicklund	Vice President, Corporate Controller	March 4, 2015
Margaret E. Wicklund	and Assistant Secretary
(Principal Accounting Officer)

/s/ W. J. Prezzano	Chairman of the Board of Directors	March 4, 2015
W. J. Prezzano

/s/ Jeffrey A. Atkins	Director	March 4, 2015
Jeffrey A. Atkins

/s/ Peter P. Brubaker	Director	March 4, 2015
Peter P. Brubaker

Director
C. Peter Carlucci, Jr.

Director
John E. Denton

/s/ James W. Johnston	Director	March 4, 2015
James W. Johnston

/s/ Dan C. Swander	Director	March 4, 2015
Dan C. Swander

/s/ Isaiah Tidwell	Director	March 4, 2015
Isaiah Tidwell

/s/ Patricia A. Warehime	Director	March 4, 2015
Patricia A. Warehime