Form 10-Q
period 2015-04-04
SNYDER'S-LANCE, INC.
filed 2015-05-12
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarter ended April 4, 2015
Commission File Number 0-398
SNYDER’S-LANCE, INC.
(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-0292920 (I.R.S. Employer Identification No.)
13515 Ballantyne Corporate Place Charlotte, North Carolina	28277
(Address of principal executive offices)	(Zip Code)
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
Yes ☐         No ☑

The number of shares outstanding of the registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of April 30, 2015, was 70,598,244 shares.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

INDEX

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS
This document includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements include statements about our estimates, expectations, beliefs, intentions or strategies for the future, and the assumptions underlying such statements. We use the words “anticipates,” “believes,” "could," "commits," “estimates,” “expects,” “intends,” “forecasts,” “may,” "potentially," "project," “will,” “should,” and similar expressions to identify our forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Factors that could cause these differences include, but are not limited to, the risks and uncertainties set forth in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended January 3, 2015, and those described from time to time in our other reports filed with the Securities and Exchange Commission.
Caution should be taken not to place undue reliance on our forward-looking statements, which reflect our management’s expectations only as of the time such statements are made. Except as required by law, we undertake no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
For the Quarters Ended April 4, 2015 and March 29, 2014

	Quarter Ended
(in thousands, except per share data)	April 4, 2015	March 29, 2014
Net revenue	$402,341	$373,016
Cost of sales	262,979	239,830
Gross margin	139,362	133,186

Selling, general and administrative	121,924	116,064
Impairment charges	—	1,000
Gain on sale of route businesses, net	(793)	(1,163)
Other (income)/expense, net	(736)	80
Income before interest and income taxes	18,967	17,205

Interest expense, net	2,467	3,390
Income before income taxes	16,500	13,815

Income tax expense	5,918	3,326
Income from continuing operations	10,582	10,489
Income from discontinued operations, net of income tax	—	6,322
Net income	10,582	16,811
Net loss attributable to noncontrolling interests	(54)	(5)
Net income attributable to Snyder’s-Lance, Inc.	$10,636	$16,816

Amounts attributable to Snyder's-Lance, Inc.:
Continuing operations	$10,636	$10,494
Discontinued operations	—	6,322
Net income	$10,636	$16,816

Basic earnings per share:
Continuing operations	$0.15	$0.15
Discontinued operations	—	0.09
Total basic earnings per share	$0.15	$0.24

Diluted earnings per share:
Continuing operations	$0.15	$0.15
Discontinued operations	—	0.09
Total diluted earnings per share	$0.15	$0.24

Cash dividends declared per share	$0.16	$0.16
See Notes to the condensed consolidated financial statements (unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
For the Quarters Ended April 4, 2015 and March 29, 2014

	Quarter Ended
(in thousands)	April 4, 2015	March 29, 2014
Net income	$10,582	$16,811

Net unrealized (losses)/gains on derivative instruments, net of income tax	(841)	36
Foreign currency translation adjustment	(447)	(1,886)
Total other comprehensive loss	(1,288)	(1,850)

Total comprehensive income	9,294	14,961
Comprehensive loss attributable to noncontrolling interests	54	5
Total comprehensive income attributable to Snyder’s-Lance, Inc.	$9,348	$14,966
See Notes to condensed consolidated financial statements (unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
As of April 4, 2015 and January 3, 2015

(in thousands, except share data)	April 4, 2015	January 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$12,389	$35,373
Restricted cash	966	966
Accounts receivable, net of allowances of $1,757 and $1,778, respectively	134,220	126,093
Inventories	123,517	116,236
Prepaid income taxes	9,806	4,175
Deferred income taxes	14,076	13,189
Assets held for sale	12,279	11,007
Prepaid expenses and other current assets	20,493	22,112
Total current assets	327,746	329,151

Noncurrent assets:
Fixed assets, net	421,319	423,612
Goodwill	540,726	541,539
Other intangible assets, net	541,671	545,212
Other noncurrent assets	24,016	23,874
Total assets	$1,855,478	$1,863,388

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$8,541	$8,561
Accounts payable	58,048	57,407
Accrued compensation	25,203	32,774
Accrued casualty insurance claims	4,096	4,320
Accrued selling and promotional costs	12,100	13,141
Other payables and accrued liabilities	24,376	24,723
Total current liabilities	132,364	140,926

Noncurrent liabilities:
Long-term debt	436,261	438,376
Deferred income taxes	169,479	168,593
Accrued casualty insurance claims	13,629	13,755
Other noncurrent liabilities	15,870	15,030
Total liabilities	767,603	776,680

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.83 1/3 par value. Authorized 110,000,000 shares; 70,587,344 and 70,406,086 shares outstanding, respectively	58,820	58,669
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; no shares outstanding	—	—
Additional paid-in capital	779,916	776,930
Retained earnings	232,184	232,812
Accumulated other comprehensive loss	(2,295)	(1,007)
Total Snyder’s-Lance, Inc. stockholders’ equity	1,068,625	1,067,404
Noncontrolling interests	19,250	19,304
Total stockholders’ equity	1,087,875	1,086,708
Total liabilities and stockholders’ equity	$1,855,478	$1,863,388
See Notes to the condensed consolidated financial statements (unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Quarters Ended April 4, 2015 and March 29, 2014

	Quarter Ended
(in thousands)	April 4, 2015	March 29, 2014
Operating activities:
Net income	$10,582	$16,811
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	17,413	14,654
Stock-based compensation expense	1,350	1,514
Loss on sale of fixed assets, net	12	136
Gain on sale of route businesses, net	(793)	(1,163)
Gain on sale of investments	(436)	—
Impairment charges	—	1,000
Deferred income taxes	524	154
Provision for doubtful accounts	236	363
Changes in operating assets and liabilities	(28,903)	(7,870)
Net cash (used in)/provided by operating activities	(15)	25,599

Investing activities:
Purchases of fixed assets	(13,495)	(17,242)
Purchases of route businesses	(6,731)	(4,393)
Proceeds from sale of fixed assets	302	165
Proceeds from sale of route businesses	7,870	6,364
Proceeds from sale of investments	436	—
Net cash used in investing activities	(11,618)	(15,106)

Financing activities:
Dividends paid to stockholders	(11,264)	(11,202)
Issuances of common stock	2,589	2,481
Repurchases of common stock	(801)	(1,152)
Repayments of long-term debt	(1,875)	(4,062)
Net repayments of existing credit facilities	—	(5,000)
Net cash used in financing activities	(11,351)	(18,935)

Decrease in cash and cash equivalents	(22,984)	(8,442)
Cash and cash equivalents at beginning of period	35,373	14,080
Cash and cash equivalents at end of period	$12,389	$5,638

Supplemental information:
Cash paid for income taxes, net of refunds of $425 and $--, respectively	$10,412	$3,795
Cash paid for interest	$1,246	$2,126
See Notes to the condensed consolidated financial statements (unaudited).

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Snyder’s-Lance, Inc. (the “Company,” "we," "us," or "our") have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in our Form 10-K for the year ended January 3, 2015, filed with the Securities and Exchange Commission on March 4, 2015 (the "2014 Form 10-K"). The year-end condensed consolidated financial statement data was derived from audited financial statements, but does not include all disclosures required by GAAP. In our opinion, these condensed consolidated financial statements reflect all adjustments necessary to present fairly our condensed consolidated financial statements for the interim periods presented herein. The consolidated results of operations for the first quarter of 2015 are not necessarily indicative of the results to be expected for the full year.
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
Discontinued Operations Presentation
As discussed in Note 3, amounts included in the Condensed Consolidated Statements of Income for prior periods have been reclassified to separate amounts related to discontinued operations from continuing operations. Accordingly, unless otherwise stated, amounts disclosed within the notes to the condensed consolidated financial statements exclude amounts related to discontinued operations. The Condensed Consolidated Statements of Cash Flows were not adjusted for presentation of discontinued operations in prior periods as no adjustment was required by the applicable accounting standards.
NOTE 2. NEW ACCOUNTING STANDARDS
On April 10, 2014, the FASB issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this accounting standard raise the threshold for a disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This accounting standard update became effective for annual periods beginning on or after December 15, 2014, and related interim periods. We plan to apply this standard as necessary in our consolidated financial statements.
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
On February 18, 2015, the FASB issued Accounting Standards Update No. 2015-02, Amendments to the Consolidation Analysis, which revises the consolidation model used for evaluating whether reporting entities should consolidate certain legal entities. This accounting standard update is effective for annual reporting periods beginning after December 15, 2015, and related interim periods with early adoption permitted. We are currently evaluating the impact of this standard.
On April 7, 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This accounting standard update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This revised guidance is effective for annual reporting periods beginning after December 15, 2015, and related interim periods with early adoption permitted. We are currently evaluating the impact of this standard.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 3. DISCONTINUED OPERATIONS
On May 6, 2014, we entered into a definitive agreement to sell two of our United States subsidiaries as well as certain assets of our Canadian subsidiary which included the exclusive rights to manufacture and sell the majority of our Private brand products and certain contract manufactured products (collectively, “Private Brands”) to Shearer’s Foods, LLC (“Shearer’s”). The manufacturing facilities included in the sale were located in Burlington, Iowa and Guelph, Ontario. On June 30, 2014, we completed the sale of Private Brands for $430 million in cash with proceeds after taxes of approximately $303 million.
As a result of the sale of Private Brands, revenues and expenses that no longer continued after the sale of Private Brands, and for which we had no substantial continuing involvement, were reclassified to discontinued operations in the Condensed Consolidated Statements of Income. All prior period results, including results for the first quarter of 2014, were retrospectively adjusted to ensure comparability and consistent presentation of continuing and discontinued operations.
There were no discontinued operations included in the results for the first quarter of 2015. For the first quarter of 2014, income statement amounts associated with discontinued operations were as follows:

(in thousands)	Quarter Ended March 29, 2014
Net revenue	$63,812
Cost of sales	48,197
Gross margin	15,615
Selling, general and administrative	6,042
Other income, net	(334)
Discontinued operations before income taxes	9,907
Income tax expense	3,585
Discontinued operations, net of income tax	$6,322
As the sale of Private Brands was completed during the third quarter of 2014, there were no remaining assets or liabilities associated with discontinued operations as of January 3, 2015 or April 4, 2015.
In connection with the sale of Private Brands, we entered into a manufacturing and supply agreement with Shearer's (the "Supply Agreement") to contract manufacture certain products as requested by Shearer's for an initial term of two years subsequent to the sale transaction for which we expect to realize revenue and incur expenses from the products sold to Shearer's. Under the Supply Agreement, certain manufacturing facilities that were not included in the disposal group will continue to produce certain products for Shearer’s. Accordingly, previous revenues earned for the production and sale of these products were not included in discontinued operations given the continued involvement and length of the Supply Agreement.
NOTE 4. BUSINESS ACQUISITIONS
Late July
On October, 30, 2014, we made an additional investment in Late July Snacks LLC ("Late July") of approximately $59.5 million which increased our total ownership interest from approximately 18.7% to 80.0%. Late July is the industry leader for organic and non-GMO tortilla chips and sells a variety of other baked and salty snacks with particular focus on organic and non-GMO snacks. The investment supports our goal of having a stronger presence in healthier snacks. Concurrently with the transaction, we also established a $6.0 million line of credit between the Company and Late July, of which $3.9 million was drawn by Late July in order to repay certain obligations.
There have been no changes to the preliminary purchase price allocation presented in our 2014 Form 10-K. We are working to finalize our assessment of the fair value of the assets and liabilities acquired and expect to complete the purchase price allocation by the end of the third quarter of 2015.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Late July's results were included in our Consolidated Statements of Income beginning October 30, 2014. External net revenue from Late July of $9.5 million was included in the Consolidated Statements of Income for the first quarter of 2015. During the first quarter of 2014, prior to obtaining an additional ownership interest, we recognized $3.1 million in net revenue from Late July® contract manufacturing and Partner brand sales of Late July® products. The prior year revenue from Late July® products was reclassified to Branded revenue in Note 17 in order to be consistent with current year presentation. Late July contributions to income before income taxes for the first quarter of 2015 were not material.
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
There have been no changes to the preliminary purchase price allocation presented in our 2014 Form 10-K. We are working to finalize our assessment of the fair value of the assets and liabilities acquired and plan to complete the purchase price allocation in the second quarter of 2015.
Baptista's results were included in our Consolidated Statements of Income beginning June 13, 2014. The majority of Baptista's net revenue is internal and therefore eliminated in consolidation. In addition, profit margins on this internal net revenue are deferred and not realized until the products are sold to third party customers. External net revenue from Baptista’s of $17.0 million was included for the first quarter of 2015. Baptista’s contribution to income before income taxes for the first quarter of 2015 was $0.9 million.
NOTE 5. EARNINGS PER SHARE
Basic earnings per share from continuing and discontinued operations is computed by dividing income from continuing and discontinued operations attributable to us, respectively, by the weighted average number of common shares outstanding during each period.
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

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and shall be treated as a separate class of securities in calculating earnings per share pursuant to the two-class method. We have granted and expect to continue to grant restricted stock awards with non-forfeitable rights to dividends. As such, these awards have been included in our calculation of basic and diluted earnings per share using the two-class method, as computed in the table below for income from continuing operations:

	Quarter Ended
(in thousands, except per share data)	April 4, 2015	March 29, 2014
Basic EPS:
Income from continuing operations	$10,636	$10,494
Income from continuing operations allocated to participating securities	(19)	(33)
Income from continuing operations allocated to common shares	$10,617	$10,461
Weighted average shares outstanding – Basic	70,259	69,738
Earnings per share – Basic	$0.15	$0.15

Diluted EPS:
Weighted average shares outstanding – Basic	70,259	69,738
Effect of dilutive securities on shares outstanding: Non-qualified stock options	743	774
Weighted average shares outstanding – Diluted	71,002	70,512
Earnings per share – Diluted	$0.15	$0.15
There were no discontinued operations for the first quarter of 2015. Basic and diluted earnings per share from discontinued operations for the first quarter of 2014 were $0.09.
For the first quarter of 2015, approximately 383,000 shares were excluded from the calculation of diluted earnings per share because their effects were antidilutive. For the first quarter of 2014, no shares were excluded from the calculation of diluted earnings per share.
NOTE 6. STOCK-BASED COMPENSATION
Stock-based compensation expense recorded in the Condensed Consolidated Statements of Income was $1.4 million and $1.5 million for the quarters ended April 4, 2015 and March 29, 2014, respectively. During the first quarter of 2015, we issued 384,453 non-qualified stock options at an exercise price of $31.02 per share and 74,874 restricted shares to employees. During the first quarter of 2014, we issued 418,272 non-qualified stock options at an exercise price of $26.66 per share and 98,490 restricted shares to employees.
For the quarters ended April 4, 2015 and March 29, 2014, we repurchased 26,175 and 43,114 shares, respectively, of common stock from employees to cover withholding taxes payable by employees upon the vesting of restricted stock.
In addition, we recorded $0.6 million and $1.1 million in incentive compensation expense for a performance-based cash incentive plan for the quarters ended April 4, 2015 and March 29, 2014, respectively.
NOTE 7. INVENTORIES
Inventories as of April 4, 2015 and January 3, 2015, consisted of the following:

(in thousands)	April 4, 2015	January 3, 2015
Finished goods	$74,123	$69,013
Raw materials	18,372	16,853
Maintenance parts, packaging and supplies	31,022	30,370
Total inventories	$123,517	$116,236

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 8. FIXED ASSETS
Fixed assets as of April 4, 2015 and January 3, 2015, consisted of the following:

(in thousands)	April 4, 2015	January 3, 2015
Land and land improvements	$27,816	$27,816
Buildings and building improvements	156,226	150,339
Machinery, equipment and computer systems	483,200	483,637
Trucks, trailers and automobiles	33,386	33,364
Furniture and fixtures	14,384	13,153
Construction in progress	11,995	11,848
	727,007	720,157
Accumulated depreciation	(305,545)	(296,354)
	421,462	423,803
Fixed assets held for sale	(143)	(191)
Fixed assets, net	$421,319	$423,612
Depreciation expense related to fixed assets was $14.7 million and $10.9 million during the quarters ended April 4, 2015 and March 29, 2014, respectively. There were no fixed asset impairment charges during the first quarter of 2015. There was a $1.0 million fixed asset impairment charge recorded during the first quarter of 2014 related to our former Corsicana, Texas facility.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the first quarter of 2015 were as follows:

(in thousands)	Carrying Amount
Balance as of January 3, 2015	$541,539
Goodwill reclassified to assets held for sale	(813)
Balance as of April 4, 2015	$540,726
As of April 4, 2015 and January 3, 2015, acquired intangible assets consisted of the following:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of April 4, 2015:
Customer and contractual relationships – amortized	$166,756	$(28,469)	$138,287
Non-compete agreement – amortized	710	(206)	504
Developed technology - amortized	2,700	(145)	2,555
Reacquired rights – amortized	3,100	(1,423)	1,677
Patents – amortized	8,600	(1,940)	6,660
Routes – unamortized	16,027	—	16,027
Trademarks – unamortized	375,961	—	375,961
Balance as of April 4, 2015	$573,854	$(32,183)	$541,671

As of January 3, 2015:
Customer and contractual relationships – amortized	$166,756	$(26,151)	$140,605
Non-compete agreement – amortized	710	(173)	537
Developed technology - amortized	2,700	(100)	2,600
Reacquired rights – amortized	3,100	(1,327)	1,773
Patents – amortized	8,600	(1,744)	6,856
Routes – unamortized	16,880	—	16,880
Trademarks – unamortized	375,961	—	375,961
Balance as of January 3, 2015	$574,707	$(29,495)	$545,212
Amortization expense related to intangibles was $2.7 million for the first quarter of 2015 and $2.4 million for the first quarter of 2014.
Routes and trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. Although not amortized, they are reviewed for impairment as conditions change or at least on an annual basis. There were no impairment charges during the first quarter of 2014 or 2015.
The fair value of trademarks measured on a nonrecurring basis is classified as a Level 3 fair value measurement. The fair value determinations were made using the relief-from-royalty method under the income approach, which required us to estimate unobservable factors such as a royalty rate and discount rate and identify relevant projected revenue. One of our trademarks, with a book value of $9.8 million as of April 4, 2015, currently has a fair value which approximates book value. Any adverse changes in the use of this trademark or the sales volumes of the associated products could result in an impairment charge.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The changes in the carrying amount of route businesses for the first quarter of 2015 were as follows:

(in thousands)	Carrying Amount
Balance as of January 3, 2015	$16,880
Route businesses reclassified to assets held for sale	(853)
Balance as of April 4, 2015	$16,027
Route businesses and associated goodwill allocated to assets held for sale represent assets available for sale in their present condition and for which actions to complete a sale have been initiated. The changes in the carrying amount of route businesses held for sale for the first quarter of 2015, were as follows:

(in thousands)	Carrying Amount
Balance as of January 3, 2015	$10,816
Purchases of route businesses held for sale	6,731
Sales of route businesses held for sale	(7,077)
Reclassifications from route intangibles and goodwill	1,666
Balance as of April 4, 2015	$12,136
Net gains on the sale of route businesses for the first quarter of 2015 consisted of $1.1 million in gains and $0.3 million in losses. The majority of the route business sales were due to the reengineering of route businesses in a certain zone because of additional Partner brand business obtained in that area.
For the first quarter of 2014, net gains on the sale of route businesses consisted of $1.6 million in gains and $0.4 million in losses. The majority of the route business sales in the first quarter of 2014 were due to the resale of routes purchased because of independent business owner ("IBO") defaults or route reengineering projects that were initiated in order to maximize the efficiency of route territories for the IBOs. See Note 14 to the condensed consolidated financial statements in Item 1 for further information related to IBOs.
NOTE 10. LONG-TERM DEBT
Long-term debt outstanding as of April 4, 2015 and January 3, 2015, consisted of the following:

(in thousands)	April 4, 2015	January 3, 2015
Revolving credit facility	$50,000	$50,000
Other long-term debt	394,802	396,937
Total debt	444,802	446,937
Less: Current portion of long-term debt	(8,541)	(8,561)
Total long-term debt	$436,261	$438,376
Our revolving credit facility allows us to make revolving credit borrowings of up to $375 million through May 2019. As of April 4, 2015 and January 3, 2015, we had available borrowings on this facility of $325 million. During the first quarter of 2015, there were no repayments or proceeds from our revolving credit facility. We are currently in compliance with all defined covenants contained in our debt agreements.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 11. INCOME TAXES
As of April 4, 2015, we recorded gross unrecognized tax benefits for uncertain tax positions totaling $3.8 million and related interest and penalties of $1.5 million in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. Of this total amount, $3.8 million would affect the effective tax rate if subsequently recognized. As of January 3, 2015, we recorded gross unrecognized tax benefits totaling $3.7 million and related interest and penalties of $1.4 million in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. We expect certain income tax audits will be settled, positions will be resolved through administrative procedures or statutes of limitations will expire for various tax authorities during the next twelve months, resulting in a potential $1.6 million reduction of the unrecognized tax benefit. We classify interest and penalties associated with uncertain tax positions within income tax expense.
The effective tax rate increased from 24.1% for the first quarter of 2014 to a more normalized rate of 35.9% for the first quarter of 2015. The significantly lower effective tax rate in the first quarter of 2014 was primarily due to the release of previously established unrecognized tax benefits as a result of the completion of an audit and the related expiration of certain statutes of limitation.
NOTE 12. FAIR VALUE MEASUREMENTS
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
The following table summarizes information regarding financial assets and financial liabilities that are measured at fair value as of April 4, 2015 and January 3, 2015.

(in thousands)	Book Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance as of April 4, 2015
Assets:
Cash and cash equivalents	$12,389	$12,389	$—	$—
Restricted cash	966	966	—	—
Total assets	$13,355	$13,355	$—	$—

Liabilities:
Interest rate swaps	$1,805	$—	$1,805	$—
Total liabilities	$1,805	$—	$1,805	$—

Balance as of January 3, 2015
Assets:
Cash and cash equivalents	$35,373	$35,373	$—	$—
Restricted cash	966	966	—	—
Total assets	$36,339	$36,339	$—	$—

Liabilities:
Interest rate swaps	$438	$—	$438	$—
Total liabilities	$438	$—	$438	$—
There were no changes among the levels during the first quarter of 2015.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The fair value of outstanding debt, including current maturities, was approximately $450 million and $453 million for April 4, 2015 and January 3, 2015, respectively. The Level 2 fair value estimates were based on similar debt with the same maturities, company credit rating and interest rates.
NOTE 13. DERIVATIVE INSTRUMENTS
We are exposed to certain risks relating to our ongoing business operations. We use derivative instruments to manage interest rate risks. The fair value of the derivative instrument liability in the Condensed Consolidated Balance Sheets using Level 2 inputs was as follows:

(in thousands)	Balance Sheet Location	April 4, 2015	January 3, 2015
Interest rate swaps	Other current liabilities	$(362)	$(438)
Interest rate swaps	Other noncurrent liabilities	(1,443)	—
Total fair value of derivative instruments		$(1,805)	$(438)
Interest Rate Swaps
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable-rate debt. These swaps are accounted for as cash flow hedges. The fair value of interest rate swaps was determined utilizing a market approach model using the notional amount of the interest rate swaps and the observable inputs of time to maturity and interest rates. The notional amount of the interest rate swaps designated as hedging instruments as of April 4, 2015 and January 3, 2015, was $125.0 million and $50.0 million, respectively.
In February 2015, we entered into two interest rate swap agreements to manage the exposure to changing interest rates on long-term debt. We entered into an agreement with a notional amount of $25.0 million to fix a portion of our term loan due in May 2019 at an interest rate of 1.58%, plus applicable margins, effective for the interest periods beginning May 2015 through May 2019. A second agreement with a notional amount of $50.0 million was entered to fix a portion of our term loan due in May 2024 at an interest rate of 1.98%, plus applicable margins, effective for the interest periods beginning May 2015 through May 2022.
Our remaining interest rate swap with a notional amount of $50.0 million is used to fix the interest rate for a portion of our revolving credit facility and expires in November 2015.

The changes in unrealized losses, net of income tax, included in other comprehensive income due to fluctuations in interest rates and foreign exchange rates were as follows:

	Quarter Ended
(in thousands)	April 4, 2015	March 29, 2014
(Losses)/gains on interest rate swaps, net of income tax benefit/(expense) of $525 and ($36), respectively	$(841)	$58
Losses on foreign currency forwards, net of income tax benefit of $0 and $5, respectively	—	(22)
Total change in unrealized losses from derivative instruments, net of income tax (effective portion)	$(841)	$36
NOTE 14. COMMITMENTS AND CONTINGENCIES
Contractual Obligations
In order to mitigate the risks of volatility in commodity markets to which we are exposed, we entered into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Purchase commitments for certain ingredients, packaging materials and energy totaled $113.6 million as of April 4, 2015, as compared to $105.2 million as of January 3, 2015. In addition to these commitments, we have contracts for certain ingredients and packaging materials where we have secured a fixed price but do not have a minimum purchase quantity. We currently contract from approximately three to twelve months in advance for certain major ingredients and packaging.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $11.6 million as of April 4, 2015 and $11.4 million as of January 3, 2015.
Guarantees
We currently provide a partial guarantee for loans made to IBOs by third-party financial institutions for the purchase of route businesses. The outstanding aggregate balance on these loans was approximately $132.7 million as of April 4, 2015 compared to approximately $130.3 million as of January 3, 2015. The annual maximum amount of future payments we could be required to make under the guarantee equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the route businesses for which the loans are made. Accordingly, we have the ability to recover substantially all of the outstanding loan value upon default, and our liability associated with this guarantee is not significant.
Legal Matters
We are subject to various legal proceedings, some of which allege that certain ingredients in some of our products that are labeled as “natural” and “all natural” are not natural. Amounts accrued as of April 4, 2015 related to these legal proceedings are not material to our financial position, results of operations, or cash flow.

We will record a liability when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated. If we determine that a loss is possible and a range of the loss can be reasonably estimated, we will disclose the range of the possible loss. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters. We cannot currently estimate our potential liability, damages or range of potential loss in connection with our outstanding legal proceedings, if any, beyond the amounts accrued; however, based on our current knowledge, we believe that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties.
NOTE 15. RELATED PARTY TRANSACTIONS
ARWCO Corporation, MAW Associates, LP and Warehime Enterprises, Inc. are significantly owned or controlled by Patricia A. Warehime, a member of our Board of Directors, or her family members. Among other unrelated business activities, these entities provide financing to IBOs for the purchase of route businesses. We have entered into loan service agreements with these related parties that allow us to repurchase certain distribution assets in the event an IBO defaults on a loan with the related party. We are required to repurchase the assets 30 days after default at the value as defined in the loan service agreement, which approximates fair market value. As of April 4, 2015, there were outstanding loans made to IBOs by the related parties of approximately $27.1 million, compared to $26.4 million as of January 3, 2015. Michael A. Warehime, our former Chairman of the Board, who passed away in August 2014, served as an officer and/or director of these entities. Patricia A. Warehime is the executrix, trustee and principal beneficiary of Mr. Warehime's estate and trust. Transactions with these related parties are primarily related to the collection and remittance of loan payments on notes receivable held by the affiliates. We are reimbursed for certain overhead and administrative services associated with the services provided to these related parties. The receivables from, payables to and administrative fees from these entities are not significant for any period presented.
One of our directors, C. Peter Carlucci, Jr., is a member of Eckert Seamans Cherin & Mellott, LLC (“Eckert”), which serves as one of our outside legal firms. Expenses incurred for services provided by Eckert were $0.4 million in the first quarter of 2015 and $0.1 million in the first quarter of 2014.
A facility used to support distribution of our products in the northeastern United States is leased from an entity owned by two of our employees. There were $0.1 million in lease payments made to this entity during each of the quarters ended April 4, 2015 and March 29, 2014.
NOTE 16. OTHER COMPREHENSIVE INCOME
Total comprehensive income attributable to us, determined as net income adjusted by total other comprehensive income, was $9.3 million and $15.0 million for the quarters ended April 4, 2015 and March 29, 2014, respectively. Total other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses from our derivative financial instruments accounted for as cash flow hedges.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Amounts reclassified out of accumulated other comprehensive income, net of tax, consisted of the following:

		Quarter Ended
(in thousands)	Income Statement Location	April 4, 2015	March 29, 2014
Losses on cash flow hedges reclassified out of accumulated other comprehensive income:
Interest rate swaps, net of tax of $56 and $60, respectively	Interest expense, net	$(89)	$(96)
Foreign currency forwards	Discontinued operations, net of income tax	—	(187)
Total cash flow hedge reclassifications, net of tax		$(89)	$(283)
During the first quarter of 2015, changes to the balance in accumulated other comprehensive income were as follows:

(in thousands)	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of January 3, 2015	$(270)	$(737)	$(1,007)

Other comprehensive loss before reclassifications	(930)	(447)	(1,377)
Losses reclassified from accumulated other comprehensive income	89	—	89
Net other comprehensive income/(loss)	(841)	(447)	(1,288)

Balance as of April 4, 2015	$(1,111)	$(1,184)	$(2,295)
During the first quarter of 2014, changes to the balance in accumulated other comprehensive income were as follows:

(in thousands)	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of December 28, 2013	$(574)	$10,745	$10,171

Other comprehensive loss before reclassifications	(247)	(1,886)	(2,133)
Losses reclassified from accumulated other comprehensive income	283	—	283
Net other comprehensive income/(loss)	36	(1,886)	(1,850)

Balance as of March 29, 2014	$(538)	$8,859	$8,321
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

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Revenue by Product Category
Net revenue by product category was as follows:

	Quarter Ended
(in thousands)	April 4, 2015	March 29, 2014
Branded	$276,686	$262,281
Partner brand	85,086	80,025
Other	40,569	30,710
Net revenue	$402,341	$373,016
Due to the sale of Private Brands and the reclassification of associated revenues to discontinued operations, the Private brand product category was removed and Private brand revenues not included in the sale transaction were reclassified to Other. The Other product category primarily consists of contract manufactured products. In addition, due to the acquisition of a controlling interest in Late July in October of 2014, revenues from the sale of Late July® products are now classified as Branded revenues. For the first quarter of 2014, we have reclassified $2.0 million of Partner brand revenue and $1.1 million of Other revenue associated with Late July® products to Branded revenue to be consistent with current year presentation.
NOTE 18.  SIGNIFICANT CUSTOMERS
Sales to our largest retail customer, Wal-Mart Stores, Inc. ("Wal-Mart"), either through IBOs or our direct distribution network, were approximately 13% of net revenue for the first quarter of 2015, and 15% of net revenue for the first quarter of 2014. Our sales to Wal-Mart, do not include sales of our products that may be made to Wal-Mart by third-party distributors outside our direct-store delivery ("DSD") distribution network. Sales to these third-party distributors represent approximately 5% of our net revenue and may increase sales of our products to Wal-Mart by an amount we are unable to estimate. Accounts receivable as of April 4, 2015 and January 3, 2015, included receivables from Wal-Mart totaling $15.7 million and $13.8 million, respectively.
NOTE 19. SUBSEQUENT EVENTS
On May 6, 2015, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on May 29, 2015 to stockholders of record on May 21, 2015.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an assessment of our financial condition, results of operations, and liquidity and capital resources and should be read in conjunction with the accompanying consolidated financial statements and notes to the financial statements. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended January 3, 2015, and those described from time to time in our other reports filed with the Securities and Exchange Commission.
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
Overview
After a successful year that included three significant transactions that supported our overall strategy, we are a well-positioned branded snack food company with a balanced product portfolio.  Accordingly, we can now place additional emphasis on the growth of our Core brands (Snyder’s of Hanover®, Lance®, Cape Cod®, Snack Factory® Pretzel Crisps®, and Late July®), in addition to our new “better for you” Clearview division.  Our growth strategy for our Core brands continues to focus on quality, innovation and expanded distribution.  We plan to invest in these brands with increased advertising and marketing spending while leveraging our relationship with our new national advertising firm. Results for the first quarter of 2015 were impacted as follows:

•
We introduced a number of successful new product offerings including Snyder’s of Hanover® Poppers™, Lance® Quick Starts™, Snack Factory® Pretzel Crisps® gluten-free minis, Late July® Clásico tortilla chips and Cape Cod® Dipping Shells as well as new flavors of Cape Cod® kettle cooked chips and popcorn. We continue to utilize our newly acquired Baptista's operations as well as our research and development center for product development and innovation.

•
We have significantly expanded the distribution of our Cape Cod® kettle cooked chips since the first quarter of 2014 and have experienced strong market share growth. This resulted in double-digit revenue growth for the Cape Cod® brand in the first quarter of 2015.

•	We continued to experience double-digit revenue growth and market share growth compared to the first quarter of 2014 for our Snack Factory® Pretzel Crisps® pretzel crackers.

•	Late July® gained market share and generated $9.5 million in Branded revenues in the first quarter of 2015, providing us with a stronger presence in organic and non-GMO snacking options.

•	Snyder's of Hanover® provided growth in both net revenue and market share compared to the first quarter of 2014, and continued to maintain its category leadership.

•	The decline in net revenue from Lance® sandwich crackers has slowed and we believe we are generating positive momentum as a result of additional promotional activities and investments in advertising.

•
The acquisition of Baptista's continued to provide cost savings related to our Snack Factory® Pretzel Crisps® as well as strong contract manufacturing revenue growth at their Franklin, Wisconsin location.

•
Income tax expense increased $2.6 million from the first quarter of 2014, primarily due to the increase in the effective tax rate from 24.1% for the first quarter of 2014 to a more normalized rate of 35.9% for the first quarter of 2015.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended April 4, 2015 Compared to Quarter Ended March 29, 2014

	Quarter Ended				Favorable/ (Unfavorable) Variance
(in thousands)	April 4, 2015		March 29, 2014
Net revenue	$402,341	100.0%	$373,016	100.0%	$29,325	7.9%
Cost of sales	262,979	65.4%	239,830	64.3%	(23,149)	(9.7)%
Gross margin	139,362	34.6%	133,186	35.7%	6,176	4.6%
Selling, general and administrative	121,924	30.3%	116,064	31.1%	(5,860)	(5.0)%
Impairment charges	—	—%	1,000	0.3%	1,000	100.0%
Gain on sale of route businesses, net	(793)	(0.2)%	(1,163)	(0.3)%	(370)	(31.8)%
Other (income)/expense, net	(736)	(0.2)%	80	—%	816	nm
Income before interest and income taxes	18,967	4.7%	17,205	4.6%	1,762	10.2%
Interest expense, net	2,467	0.6%	3,390	0.9%	923	27.2%
Income tax expense	5,918	1.5%	3,326	0.9%	(2,592)	(77.9)%
Income from continuing operations	10,582	2.6%	10,489	2.8%	93	0.9%
Income from discontinued operations, net of income tax	—	—%	6,322	1.7%	(6,322)	(100.0)%
Net income	$10,582	2.6%	$16,811	4.5%	$(6,229)	(37.1)%
nm = not meaningful
Net Revenue
Net revenue by product category was as follows:

	Quarter Ended				Favorable/ (Unfavorable) Variance
(in thousands)	April 4, 2015		March 29, 2014
Branded	$276,686	68.8%	$262,281	70.3%	$14,405	5.5%
Partner brand	85,086	21.1%	80,025	21.5%	5,061	6.3%
Other	40,569	10.1%	30,710	8.2%	9,859	32.1%
Net revenue	$402,341	100.0%	$373,016	100.0%	$29,325	7.9%
Overall net revenue increased $29.3 million, or 7.9%, compared to the first quarter of 2014, led by additional revenue from our Baptista's acquisition and consolidation of Late July® as well as growth in Branded revenues, particularly our Core brands.
Branded net revenue increased $14.4 million, or 5.5%, compared to the first quarter of 2014. We had double-digit net revenue growth and strong increases in market share in both our Cape Cod® and Snack Factory® Pretzel Crisps® products, along with net revenue growth and increased market share in our Snyder’s of Hanover® products. The growth in our Cape Cod® branded products was driven by continued distribution gains in kettle cooked chips as well as increases in two new categories for the brand, popcorn and tortilla chips. The growth in Snack Factory® Pretzel Crisps® is primarily due to innovation and additional sales in the grocery channel. The growth in Core brands was enhanced by product innovation and the release of new flavors and products in the first quarter of 2015. The most successful new products included Snyder’s of Hanover® Poppers™, Lance® Quick Starts™, Snack Factory® Pretzel Crisps® gluten-free minis, and Cape Cod® Dipping Shells as well as new flavors of Cape Cod® kettle cooked chips and popcorn. Later in the first quarter, we also introduced our new Lance® gluten-free sandwich crackers which were introduced at the recent West Coast Expo for Natural and Organic Foods with good reception. The Branded net revenue increases were partially offset by a slight decrease in net revenues from Lance® branded products. However, the decline in net revenue from Lance® sandwich crackers has slowed and we believe we are generating positive momentum as a result of new product offerings, additional promotional activities and investments in advertising. Revenue from our Allied branded products (Tom's®, Archway®, Jays®, Stella D'oro®, EatSmart™, Krunchers!®, and O-Ke-Doke®) declined slightly in the first quarter of 2015 compared to the first quarter of 2014.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Partner brand net revenue grew 6.3% compared to the first quarter of 2014. The increase was primarily due to gaining new products for distribution through our DSD network. Adding strong regional Partner brands to our portfolio continues to provide opportunities for geographic expansion of our DSD network, which in turn expands the distribution of our Branded products and benefits the IBOs.
Other net revenue increased $9.9 million, or 32.1%, from the first quarter of 2014 due to increased revenue from the acquisition of Baptista's, partially offset by a reduction in orders for certain contract manufactured products.
Gross Margin
Gross margin increased $6.2 million in the first quarter of 2015 compared to the first quarter of 2014 but declined 1.1% as a percentage of net revenue. The decline as a percentage of revenue was primarily the result of unfavorable product mix as well as increased promotions to provide more support to our new product offerings and assist in generating positive momentum for Lance® sandwich crackers.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $5.9 million in the first quarter of 2015 compared to the first quarter of 2014, but decreased 0.8% as a percentage of net revenue. The increase in selling, general and administrative expenses was due to the acquisition of Baptista's and increased investment in Late July. Other increases included incremental advertising and marketing costs compared to the first quarter of 2014 as well as additional expenses associated with our defense of certain lawsuits. Despite these additional costs, selling, general and administrative expenses decreased as a percentage of net revenue as a result of lower freight costs per unit sold and cost reduction efforts associated with our margin improvement and restructuring plan that was initiated in the third quarter of 2014.
Impairment Charges
We recognized no impairment charges in the first quarter of 2015 compared to a $1.0 million impairment charge in the first quarter of 2014. The 2014 impairment charge was related to our Corsicana, Texas facility which was sold in a subsequent quarter in 2014.
Gain on the Sale of Route Businesses, Net
Net gains on the sale of route businesses for the first quarter of 2015 consisted of $1.1 million in gains and $0.3 million in losses. In the first quarter of 2014 net gains on the sale of route businesses consisted of $1.6 million in gains and $0.4 million in losses on the sale of route businesses. The majority of the route business sales activity in the first quarter of 2015 was due to the reengineering of route businesses in a certain zone because of additional Partner brand business obtained in that area. The route business sales activity in the first quarter of 2014 was due to the resale of routes purchased because of IBO defaults or route reengineering projects that were initiated in order to maximize the efficiency of route territories for the IBOs. We anticipate total gains on the sale of route businesses of approximately $2 million to $3 million during 2015 due to the planned sale of certain route businesses that were previously company-owned and operated.
Other Income, Net
Other income increased approximately $0.8 million from the first quarter of 2014 compared to the first quarter of 2015 due primarily to a gain on the sale of a cost method investment recognized in the first quarter of 2015.
Interest Expense, Net
Interest expense decreased $0.9 million in the first quarter of 2015 compared to the first quarter of 2014, due to a decrease in debt levels and lower interest rates on the outstanding debt.
Income Tax Expense
The effective tax rate increased from 24.1% for the first quarter of 2014 to a more normalized rate of 35.9% for the first quarter of 2015. The significantly lower effective tax rate in the first quarter of 2014 was primarily due to the release of previously established unrecognized tax benefits as a result of the completion of an audit and the related expiration of certain statutes of limitation.

Discontinued Operations, Net of Income Tax
Income from discontinued operations represented normal operations of Private Brands during the first quarter of 2014. We sold Private Brands at the beginning of the third quarter of 2014, so there was no remaining activity related to these operations in the first quarter of 2015.

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
The following table sets forth a summary of our cash flows for the quarters ended April 4, 2015 and March 29, 2014:

(in thousands)	April 4, 2015	March 29, 2014
Net cash (used in)/provided by:
Operating activities	$(15)	$25,599
Investing activities	(11,618)	(15,106)
Financing activities	(11,351)	(18,935)
Net decrease in cash and cash equivalents	$(22,984)	$(8,442)
Operating Cash Flows
Cash flow provided by operating activities decreased $25.6 million in the first quarter of 2015 compared to the first quarter of 2014. The decrease in operating cash flow compared to the prior year was due to the more significant cash outflows associated with accounts payable and income taxes. The $28.9 million in operating cash outflows associated with changes in operating assets and liabilities in the first quarter of 2015 were primarily the result of the following:

•	An $8.1 million increase in accounts receivable due to higher revenues at the end of the first quarter of 2015 compared to the end of the fourth quarter of fiscal 2014;

•	A $7.6 million decrease in accrued compensation primarily due to the payout of annual and long-term incentive plans in the first quarter of 2015;

•	A $7.3 million increase in inventory due to increased production and demand; and

•	A $5.6 million increase in prepaid income taxes due to timing of payments.
Investing Cash Flows
Cash used in investing activities totaled $11.6 million in the first quarter of 2015 compared with $15.1 million in the first quarter of 2014. The reduction in cash used in investing activities was primarily due to a $3.7 million decrease in cash used for the purchases of fixed assets. Capital expenditures for fixed assets, principally manufacturing equipment, were $13.5 million for the first quarter of 2015 compared to $17.2 million for the first quarter of 2014. We expect that the need for capital expenditures will decline over the next few years. For 2015, we expect capital expenditures of approximately $60 to $62 million, compared to $72.1 million in 2014. This level of capital spending is believed to be adequate to maintain and support our revenue growth over the next few years. Proceeds from the sale of route businesses, net of purchases, generated cash flow of $1.1 million in the first quarter of 2015 compared to $2.0 million in first quarter of 2014.
Financing Cash Flows
Net cash used in financing activities of $11.4 million in the first quarter of 2015 was principally due to dividends paid of $11.3 million, as well as debt repayments totaling $1.9 million. Cash used in financing activities in the first quarter of 2014 was $18.9 million, principally due to dividend payments of $11.2 million, as well as repayments of long term debt and credit facilities totaling $9.1 million.
On May 6, 2015, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on May 29, 2015 to stockholders of record on May 21, 2015.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Debt
Our primary credit agreement allows us to make revolving credit borrowings of up to $375 million through May 2019. As of April 4, 2015 and January 3, 2015, we had available $325 million of unused credit facilities. The credit agreement requires us to comply with certain defined covenants, and we are currently in compliance with all such covenants. We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $11.6 million as of April 4, 2015 and $11.4 million as of January 3, 2015.
Contractual Obligations
We lease certain facilities and equipment classified as operating leases. In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have also entered into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Purchase commitments for certain ingredients, packaging materials and energy totaled $113.6 million as of April 4, 2015, as compared to $105.2 million as of January 3, 2015. In addition to these commitments, we have contracts for certain ingredients and packaging materials where we have secured a fixed price but do not have a minimum purchase quantity. We currently contract from approximately three months to twelve months in advance for certain major ingredients and packaging.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity or cash flows.

We currently provide a partial guarantee for loans made to IBOs by third-party financial institutions for the purchase of route businesses. The outstanding aggregate balance on these loans was approximately $132.7 million as of April 4, 2015 compared to approximately $130.3 million as of January 3, 2015. The annual maximum amount of future payments we could be required to make under the guarantee equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the route businesses for which the loans are made. Accordingly, we have the ability to recover substantially all of the outstanding loan value upon default, and our liability associated with this guarantee is not significant.
Market Risks
We are exposed to certain commodity and interest rate risks as part of our ongoing business operations. We may use derivative financial instruments, where appropriate, to manage some of these risks related to interest rates. We do not use derivatives for trading purposes.
Commodity Risk
We purchase certain raw materials which are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions and other factors beyond our control. Our most significant raw material requirements include flour, peanuts, oil, sugar, potatoes, tree nut seeds and corn. We also purchase packaging materials which are subject to price volatility. In the normal course of business, in order to mitigate the risks of volatility in commodity markets to which we are exposed, we enter into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Amounts committed under these forward purchase agreements are discussed in Note 14 to the consolidated financial statements in Item 1.
Interest Rate Risk
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desirable proportion of fixed to variable-rate debt. See Note 13 to the consolidated financial statements in Item 1 for further information related to our interest rate swap agreements. While these interest rate swap agreements fixed a portion of the interest rates at a predictable level, pre-tax interest expense would have been $0.1 million and $0.2 million lower without these swaps during the first quarters of 2015 and 2014, respectively.
Credit Risk
We are exposed to credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. For the quarters ended April 4, 2015 and March 29, 2014, net bad debt expense was $0.2 million and $0.4 million, respectively. Allowances for doubtful accounts were $1.8 million at both April 4, 2015 and January 3, 2015.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Quantitative and qualitative disclosures about market risks are included under “Market Risks” in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 4. Controls and Procedures
As of the end of the period covered by this report, and pursuant to Rule 13a – 15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a – 15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 4, 2015.
There have been no changes in our internal control over financial reporting during the quarter ended April 4, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

We are currently subject to various lawsuits and environmental matters arising in the normal course of business. In our opinion, such matters should not have a material effect upon our consolidated financial statements taken as a whole.
Item 1A.  Risk Factors
There have been no material changes in risk factors as previously reported.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our revolving credit agreement prohibits our payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $200 million. As of April 4, 2015, our consolidated stockholders’ equity was $1,087.9 million and we were in compliance with this covenant. The private placement agreement for $100 million of senior notes has provisions no more restrictive than the revolving credit agreement.
The following table presents information with respect to purchases of common stock of the Company made during the first quarter of 2015, by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 4, 2015 - January 31, 2015	—	$—	—	293,382
February 1, 2015 - February 28, 2015	26,175	30.61	—	267,207
March 1, 2015 - April 4, 2015	—	—	—	267,207
Total	26,175	$30.61	—	267,207

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

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Not applicable.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 6. Exhibits
Exhibit Index

No.	Description

10.1*	Snyder's-Lance, Inc. Annual Performance Incentive Plan for Officers and Key Managers, dated February 9, 2015, as amended, filed herewith.

10.2*	Snyder's of Hanover, Inc Non-Qualified Stock Option Plan, as amended and restated effective May 6, 2015, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

32	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

* Management contract

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNYDER’S-LANCE, INC.

Dated: May 12, 2015	By:	/s/ Rick D. Puckett
Rick D. Puckett
Executive Vice President, Chief Financial Officer and Chief Administrative Officer