Form 10-Q
period 2015-07-04
SNYDER'S-LANCE, INC.
filed 2015-08-11
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarter ended July 4, 2015
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
Yes ☐         No ☑

The number of shares outstanding of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of July 29, 2015, was 70,675,565 shares.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
For the Quarters and Six Months Ended July 4, 2015 and June 28, 2014

	Quarter Ended		Six Months Ended
(in thousands, except per share data)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net revenue	$431,428	$399,596	$833,769	$772,612
Cost of sales	279,945	254,707	542,924	494,537
Gross margin	151,483	144,889	290,845	278,075

Selling, general and administrative	121,844	121,312	243,768	237,376
Impairment charges	—	6,503	—	7,503
Gain on sale of route businesses, net	(74)	(297)	(867)	(1,460)
Other (income)/expense, net	(110)	501	(846)	581
Income before interest and income taxes	29,823	16,870	48,790	34,075

Interest expense, net	2,671	4,111	5,138	7,501
Income before income taxes	27,152	12,759	43,652	26,574

Income tax expense	9,758	4,584	15,676	7,910
Income from continuing operations	17,394	8,175	27,976	18,664
Income from discontinued operations, net of income tax	—	3,523	—	9,845
Net income	17,394	11,698	27,976	28,509
Net income attributable to noncontrolling interests	65	21	11	16
Net income attributable to Snyder’s-Lance, Inc.	$17,329	$11,677	$27,965	$28,493

Amounts attributable to Snyder's-Lance, Inc.:
Continuing operations	$17,329	$8,154	$27,965	$18,648
Discontinued operations	—	3,523	—	9,845
Net income	$17,329	$11,677	$27,965	$28,493

Basic earnings per share:
Continuing operations	$0.25	$0.12	$0.40	$0.27
Discontinued operations	—	0.05	—	0.14
Total basic earnings per share	$0.25	$0.17	$0.40	$0.41

Diluted earnings per share:
Continuing operations	$0.24	$0.11	$0.39	$0.26
Discontinued operations	—	0.05	—	0.14
Total diluted earnings per share	$0.24	$0.16	$0.39	$0.40

Cash dividends declared per share	$0.16	$0.16	$0.32	$0.32
See Notes to the condensed consolidated financial statements (unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
For the Quarters and Six Months Ended July 4, 2015 and June 28, 2014

	Quarter Ended		Six Months Ended
(in thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net income	$17,394	$11,698	$27,976	$28,509

Net unrealized gain on derivative instruments, net of income tax	(845)	(91)	(4)	(127)
Foreign currency translation adjustment	—	(2,247)	447	(361)
Total other comprehensive (income)/loss	(845)	(2,338)	443	(488)

Total comprehensive income	18,239	14,036	27,533	28,997
Comprehensive income attributable to noncontrolling interests	65	21	11	16
Total comprehensive income attributable to Snyder’s-Lance, Inc.	$18,174	$14,015	$27,522	$28,981
See Notes to the condensed consolidated financial statements (unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
As of July 4, 2015 and January 3, 2015

(in thousands, except share data)	July 4, 2015	January 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$42,619	$35,373
Restricted cash	966	966
Accounts receivable, net of allowances of $1,143 and $1,778, respectively	145,806	126,093
Inventories	126,886	116,236
Prepaid income taxes	4,738	4,175
Deferred income taxes	13,188	13,189
Assets held for sale	12,697	11,007
Prepaid expenses and other current assets	21,590	22,112
Total current assets	368,490	329,151

Noncurrent assets:
Fixed assets, net	415,997	423,612
Goodwill	540,410	541,539
Other intangible assets, net	537,224	545,212
Other noncurrent assets	23,838	23,874
Total assets	$1,885,959	$1,863,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$8,541	$8,561
Accounts payable	73,247	57,407
Accrued compensation	24,038	32,774
Accrued casualty insurance claims	4,199	4,320
Accrued selling and promotional costs	16,823	13,141
Other payables and accrued liabilities	27,407	24,723
Total current liabilities	154,255	140,926

Noncurrent liabilities:
Long-term debt	434,126	438,376
Deferred income taxes	170,414	168,593
Accrued casualty insurance claims	13,481	13,755
Other noncurrent liabilities	16,033	15,030
Total liabilities	788,309	776,680

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.83 1/3 par value. 110,000,000 shares authorized; 70,672,034 and 70,406,086 shares outstanding, respectively	58,891	58,669
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; no shares outstanding	—	—
Additional paid-in capital	782,677	776,930
Retained earnings	238,217	232,812
Accumulated other comprehensive loss	(1,450)	(1,007)
Total Snyder’s-Lance, Inc. stockholders’ equity	1,078,335	1,067,404
Noncontrolling interests	19,315	19,304
Total stockholders’ equity	1,097,650	1,086,708
Total liabilities and stockholders’ equity	$1,885,959	$1,863,388
See Notes to the condensed consolidated financial statements (unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended July 4, 2015 and June 28, 2014

	Six Months Ended
(in thousands)	July 4, 2015	June 28, 2014
Operating activities:
Net income	$27,976	$28,509
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	35,070	29,742
Stock-based compensation expense	2,755	3,128
Loss on sale of fixed assets, net	79	398
Gain on sale of route businesses, net	(867)	(1,460)
Gain on sale of investments, net	(183)	—
Impairment charges	—	7,503
Deferred income taxes	1,818	544
Provision for doubtful accounts	751	811
Change in inventory reserves	591	(869)
Changes in operating assets and liabilities, excluding business acquisition	(18,735)	(15,125)
Net cash provided by operating activities	49,255	53,181

Investing activities:
Purchases of fixed assets	(22,947)	(33,891)
Purchases of route businesses	(10,094)	(15,018)
Proceeds from sale of fixed assets and insurance recoveries	795	471
Proceeds from sale of route businesses	12,896	16,258
Proceeds from sale of investments	436	—
Business acquisition, net of cash acquired	—	(202,260)
Net cash used in investing activities	(18,914)	(234,440)

Financing activities:
Dividends paid to stockholders	(22,560)	(22,426)
Debt issuance costs	—	(1,854)
Issuances of common stock	4,016	4,819
Repurchases of common stock	(801)	(1,160)
Repayments of long-term debt	(3,750)	(8,750)
Net proceeds from existing credit facilities	—	215,000
Net cash (used in)/provided by financing activities	(23,095)	185,629

Increase in cash and cash equivalents	7,246	4,370
Cash and cash equivalents at beginning of period	35,373	14,080
Cash and cash equivalents at end of period	$42,619	$18,450

Supplemental information:
Cash paid for income taxes, net of refunds of $651 and $164, respectively	$13,523	$13,925
Cash paid for interest	$5,487	$7,159
See Notes to the condensed consolidated financial statements (unaudited).

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Snyder’s-Lance, Inc. (the “Company,” "we," "us," or "our") have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in our Form 10-K for the year ended January 3, 2015, filed with the Securities and Exchange Commission on March 4, 2015 (the "2014 Form 10-K"). The year-end condensed consolidated financial statement data was derived from audited financial statements, but does not include all disclosures required by GAAP. In our opinion, these condensed consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly our condensed consolidated financial statements for the interim periods presented herein. The consolidated results of operations for the second quarter and first six months of 2015 are not necessarily indicative of the results to be expected for the full year.
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
Certain prior year amounts have been reclassified to conform with current year presentation.
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
NOTE 2. NEW ACCOUNTING STANDARDS
On April 10, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this accounting standard raise the threshold for a disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This accounting standard update became effective for annual periods beginning on or after December 15, 2014, and related interim periods. We plan to apply this standard as necessary in our consolidated financial statements.
On May 28, 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This accounting standard creates common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards ("IFRS"). The guidance also requires improved disclosures to help users of the financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. This accounting standard update is effective for annual reporting periods beginning after December 15, 2017, and related interim periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of this standard.
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
On July 22, 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory. This accounting standard update requires that inventory be measured at the lower of cost or net realizable value. The amendments in this update do not apply to inventory measured using the last-in, first-out method or the retail inventory method. This revised guidance is effective for annual reporting periods beginning after December 15, 2016, and related interim periods with early adoption permitted. We are currently evaluating the impact of this standard.
NOTE 3. DISCONTINUED OPERATIONS
On May 6, 2014, we entered into a definitive agreement to sell two of our United States subsidiaries as well as certain assets of our Canadian subsidiary which included the exclusive rights to manufacture and sell the majority of our private brand products and certain contract manufactured products (collectively, “Private Brands”) to Shearer’s Foods, LLC (“Shearer’s”). The manufacturing facilities associated with the sale were located in Burlington, Iowa and Guelph, Ontario. On June 30, 2014, we completed the sale of Private Brands for $430 million in cash with proceeds after taxes of approximately $303 million.
As a result of the sale of Private Brands, revenues and expenses that no longer continued after the sale of Private Brands, and for which we had no substantial continuing involvement, were reclassified to discontinued operations in the Condensed Consolidated Statements of Income. All prior period results, including results for the second quarter and first six months of 2014, were retrospectively adjusted to ensure comparability and consistent presentation of continuing and discontinued operations.
There were no discontinued operations included in the results for the second quarter or first six months of 2015. For the second quarter and first six months of 2014, income statement amounts associated with discontinued operations were as follows:

	Quarter Ended	Six Months Ended
(in thousands)	June 28, 2014	June 28, 2014
Net revenue	$60,444	$124,256
Cost of sales	46,199	94,396
Gross margin	14,245	29,860
Selling, general and administrative	5,844	11,886
Other expense, net	539	205
Discontinued operations before income taxes	7,862	17,769
Income tax expense	4,339	7,924
Discontinued operations, net of income tax	$3,523	$9,845
As the sale of Private Brands was completed during the third quarter of 2014, there were no remaining assets or liabilities associated with discontinued operations as of July 4, 2015 or January 3, 2015.
In connection with the sale of Private Brands, we entered into a manufacturing and supply agreement with Shearer's (the "Supply Agreement") to contract manufacture certain products as requested by Shearer's for an initial term of two years subsequent to the sale transaction for which we have realized revenue and incurred expenses from the products sold to Shearer's. Under the Supply Agreement, certain manufacturing facilities that were not included in the disposal group continued to produce products for Shearer’s. Accordingly, previous revenues earned for the production and sale of these products were not included in discontinued operations given the continued involvement and length of the Supply Agreement.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 4. BUSINESS ACQUISITIONS
On October, 30, 2014, we made an additional investment in Late July Snacks LLC ("Late July") of approximately $59.5 million which increased our total ownership interest from approximately 18.7% to 80.0%. Late July is the industry leader for organic and non-GMO tortilla chips and sells a variety of other baked and salty snacks with particular focus on organic and non-GMO snacks. The investment supports our goal of having a stronger presence in healthier snacks. Concurrently with the transaction, we also established a $6.0 million line of credit with Late July, of which $3.9 million was drawn by Late July in order to repay certain obligations.
There have been no changes to the purchase price allocation for Late July presented in our 2014 Form 10-K and the purchase price allocation is now considered final.
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
There have been no changes to the purchase price allocation for Baptista's presented in our 2014 Form 10-K and the purchase price allocation is now considered final.
During the second quarter and first six months of 2014, prior to obtaining an additional ownership interest, we recognized $3.7 million and $6.8 million in net revenue from Late July® contract manufacturing and Partner brand sales of Late July® products, respectively. The prior year revenue from Late July® products was reclassified to Branded revenue as reflected in Note 17 in order to be consistent with current year presentation. The majority of Baptista's net revenue is intercompany and, therefore, eliminated in consolidation.
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

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and are treated as a separate class of securities in calculating earnings per share pursuant to the two-class method. We have granted and expect to continue to grant restricted stock awards with non-forfeitable rights to dividends. As such, these awards have been included in our calculation of basic and diluted earnings per share using the two-class method, as computed in the table below for income from continuing operations:

	Quarter Ended		Six Months Ended
(in thousands, except per share data)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Basic EPS:
Income from continuing operations	$17,329	$8,154	$27,965	$18,648
Less: Income from continuing operations allocated to participating securities	49	25	68	57
Income from continuing operations allocated to common shares	$17,280	$8,129	$27,897	$18,591
Weighted average shares outstanding – Basic	70,426	69,925	70,342	69,831
Earnings per share – Basic	$0.25	$0.12	$0.40	$0.27

Diluted EPS:
Weighted average shares outstanding – Basic	70,426	69,925	70,342	69,831
Effect of dilutive non-qualified stock options on shares outstanding	745	743	732	740
Weighted average shares outstanding – Diluted	71,171	70,668	71,074	70,571
Earnings per share – Diluted	$0.24	$0.11	$0.39	$0.26
There were no discontinued operations for the second quarter or first six months of 2015. Basic and diluted earnings per share from discontinued operations for the second quarter of 2014 were $0.05. Basic and diluted earnings per share from discontinued operations for the first six months of 2014 were $0.14.
For both the second quarter and first six months of 2015, approximately 379,000 shares were excluded from the calculation of diluted earnings per share because their effects were antidilutive. For the second quarter and first six months of 2014, no shares were excluded from the calculation of diluted earnings per share.
NOTE 6. STOCK-BASED COMPENSATION
Stock-based compensation expense recorded in the Condensed Consolidated Statements of Income was $1.4 million and $1.6 million for the second quarters of 2015 and 2014, respectively. Stock-based compensation expense was $2.8 million and $3.0 million for the first six months of 2015 and 2014, respectively. During the first six months of 2015, we issued 384,453 non-qualified stock options at a weighted average exercise price of $31.02 per share and 119,003 restricted shares to employees and directors. During the first six months of 2014, we issued 418,272 non-qualified stock options at a weighted average exercise price of $26.66 per share and 134,490 restricted shares to employees and directors.
For the second quarters of 2015 and 2014, we repurchased zero shares and 273 shares, respectively, of common stock from employees to cover withholding taxes payable by employees upon the vesting of restricted stock. For the first six months of 2015 and 2014, we repurchased 26,175 shares and 43,387 shares, respectively, to cover withholding taxes.
In addition, we recorded $0.1 million and $1.0 million in incentive compensation for performance-based cash incentives for the second quarters of 2015 and 2014, respectively, and $0.7 million and $2.1 million for the first six months of 2015 and 2014, respectively.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 7. INVENTORIES
Inventories as of July 4, 2015 and January 3, 2015, consisted of the following:

(in thousands)	July 4, 2015	January 3, 2015
Finished goods	$80,537	$69,013
Raw materials	16,489	16,853
Maintenance parts, packaging and supplies	29,860	30,370
Total inventories	$126,886	$116,236
NOTE 8. FIXED ASSETS
Fixed assets as of July 4, 2015 and January 3, 2015 consisted of the following:

(in thousands)	July 4, 2015	January 3, 2015
Land and land improvements	$27,985	$27,816
Buildings and building improvements	153,640	150,339
Machinery, equipment and computer systems	505,748	490,478
Trucks, trailers and automobiles	33,391	33,364
Furniture and fixtures	6,202	6,312
Construction in progress	9,241	11,848
	$736,207	$720,157
Accumulated depreciation	(320,116)	(296,354)
	416,091	423,803
Fixed assets held for sale	(94)	(191)
Fixed assets, net	$415,997	$423,612
During the second quarter of 2015, certain assets were reclassified from furniture and fixtures to machinery, equipment and computer systems to correct the classification of these items. In order to conform with the current presentation, we revised our prior period presentation and reclassified $6.8 million of furniture and fixtures to machinery, equipment and computer systems as of January 3, 2015. The revision had no impact on the condensed consolidated financial statements and was not material to prior periods.
Depreciation expense related to fixed assets was $15.0 million and $11.2 million during the second quarters of 2015 and 2014, respectively. For the first six months of 2015 and 2014, depreciation expense was $29.7 million and $22.1 million, respectively.
There were no fixed asset impairment charges recorded during the second quarter or first six months of 2015. There were $3.9 million in fixed asset impairment charges recorded during the first six months of 2014. An impairment of $2.9 million was recorded during the second quarter of 2014 to write off certain machinery and equipment where future cash flows were not expected to support the carrying value due to the sale of Private Brands. These assets were not part of the sale transaction, so the impairment was included in continuing operations. The remaining $1.0 million impairment charge was recorded in the first quarter of 2014 and was related to our Corsicana, Texas facility which was subsequently sold in the third quarter of 2014.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the first six months of 2015 were as follows:

(in thousands)	Carrying Amount
Balance as of January 3, 2015	$541,539
Goodwill reclassified to assets held for sale	(1,129)
Balance as of July 4, 2015	$540,410
As of July 4, 2015 and January 3, 2015, other intangible assets consisted of the following:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of July 4, 2015:
Customer and contractual relationships – amortized	$166,756	$(30,808)	$135,948
Non-compete agreement – amortized	710	(237)	473
Developed technology – amortized	2,700	(190)	2,510
Reacquired rights – amortized	3,100	(1,520)	1,580
Patents – amortized	8,600	(2,135)	6,465
Routes – unamortized	14,287	—	14,287
Trademarks – unamortized	375,961	—	375,961
Balance as of July 4, 2015	$572,114	$(34,890)	$537,224

As of January 3, 2015:
Customer and contractual relationships – amortized	$166,756	$(26,151)	$140,605
Non-compete agreement – amortized	710	(173)	537
Developed technology – amortized	2,700	(100)	2,600
Reacquired rights – amortized	3,100	(1,327)	1,773
Patents – amortized	8,600	(1,744)	6,856
Routes – unamortized	16,880	—	16,880
Trademarks – unamortized	375,961	—	375,961
Balance as of January 3, 2015	$574,707	$(29,495)	$545,212
Amortization expense related to intangibles was $2.7 million and $2.3 million for the second quarter of 2015 and 2014, respectively. For the first six months of 2015 and 2014, amortization expense related to intangibles was $5.4 million and $4.7 million, respectively. The increase in amortization expense in 2015 was due to additional intangible assets obtained through the acquisition of Baptista's and additional investment in Late July during 2014.
Routes and trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. Although not amortized, they are reviewed for impairment as conditions change or at least on an annual basis. There were no impairments during the second quarter or first six months of 2015. During the second quarter of 2014, we recorded a $3.6 million impairment to write down one of our trademarks to its fair value of $2.5 million. The write down was necessary due to a reduction in projected future cash flows for this trademark, which was determined using a level 3 fair value measurement. This fair value determination was made using the relief from royalty method under the income approach, which required us to estimate unobservable factors such as a royalty rate and discount rate and identify relevant projected revenue.
One of our trademarks, with a book value of $9.8 million as of July 4, 2015, currently has a fair value which approximates book value. Any adverse changes in the use of this trademark or the sales volumes of the associated products could result in an impairment charge.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The changes in the carrying amount of route intangibles for the first six months of 2015 were as follows:

(in thousands)	Carrying Amount
Balance as of January 3, 2015	$16,880
Routes reclassified to assets held for sale	(2,593)
Balance as of July 4, 2015	$14,287
Route businesses, including route intangibles and associated goodwill, allocated to assets held for sale represent assets available for sale in their present condition and for which actions to complete a sale have been initiated. The changes in the carrying amount of route businesses held for sale for the first six months of 2015 were as follows:

(in thousands)	Carrying Amount
Balance as of January 3, 2015	$10,816
Purchases of route businesses held for sale	10,094
Sales of route businesses held for sale	(12,029)
Reclassifications from route intangibles and goodwill	3,722
Balance as of July 4, 2015	$12,603
Net gains on the sale of route businesses for the second quarter of 2015 consisted of $0.4 million in gains and $0.3 million in losses. Net gains on the sale of route businesses for the first six months of 2015 consisted of $1.5 million in gains and $0.6 million in losses. The majority of the route business sales were due to the reengineering of route businesses to accommodate new customers and additional Partner brand business obtained in the impacted markets as well as the decision to sell certain route businesses that were previously Company-owned.
For the second quarter of 2014, net gains on the sale of route businesses consisted of $1.2 million in gains and $0.9 million in losses. For the first six months of 2014, net gains on sale of route businesses consisted of $2.8 million in gains and $1.3 million in losses. The majority of the route business sales in the first six months of 2014 were due to the resale of routes purchased because of independent business owner ("IBO") defaults or route reengineering projects that were initiated in order to maximize the efficiency of route territories for the IBOs. See Note 14 to the condensed consolidated financial statements in Item 1 for further information related to IBOs.
NOTE 10. LONG-TERM DEBT
Long-term debt outstanding as of July 4, 2015 and January 3, 2015 consisted of the following:

(in thousands)	July 4, 2015	January 3, 2015
Revolving credit facility	$50,000	$50,000
Other long-term debt	392,667	396,937
Total debt	442,667	446,937
Current portion of long-term debt	(8,541)	(8,561)
Total long-term debt	$434,126	$438,376
Our revolving credit facility allows us to make revolving credit borrowings of up to $375 million through May 2019. As of July 4, 2015 and January 3, 2015, we had available borrowings on this facility of $325 million. During the first six months of 2015, there were no repayments or proceeds from our revolving credit facility. During the first six months of 2014, we repaid $71.0 million and received proceeds of $286.0 million from our revolving credit facility. The net proceeds received were primarily used to acquire Baptista's. We are currently in compliance with all defined covenants contained in our debt agreements.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 11. INCOME TAXES
As of July 4, 2015, we recorded gross unrecognized tax benefits for uncertain tax positions totaling $3.8 million and related interest and penalties of $1.5 million in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. Of this total amount, $3.9 million, which includes interest and penalties, would affect the effective tax rate if subsequently recognized. As of January 3, 2015, we recorded gross unrecognized tax benefits totaling $3.7 million and related interest and penalties of $1.4 million in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. We expect certain income tax audits will be settled, positions will be resolved through administrative procedures or statutes of limitations will expire for various tax authorities during the next twelve months, resulting in a potential $1.6 million reduction of the unrecognized tax benefit amount. We classify interest and penalties associated with uncertain tax positions within income tax expense.
The effective tax rate was 35.9% for the second quarters of both 2015 and 2014. The effective tax rate increased from 29.8% for the first six months of 2014 to a more normalized rate of 35.9% for the first six months of 2015. The significantly lower effective tax rate for the first six months of 2014 was primarily due to the release of previously established unrecognized tax benefits as a result of the completion of an audit and the related expiration of certain statutes of limitation.
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
The following table summarizes information regarding financial assets and financial liabilities that are measured at fair value as of July 4, 2015 and January 3, 2015.

(in thousands)	Book Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance as of July 4, 2015:
Assets:
Cash and cash equivalents	$42,619	$42,619	$—	$—
Restricted cash	966	966	—	—
Total assets	$43,585	$43,585	$—	$—

Liabilities:
Interest rate swaps	$433	$—	$433	$—
Total liabilities	$433	$—	$433	$—

Balance as of January 3, 2015:
Assets:
Cash and cash equivalents	$35,373	$35,373	$—	$—
Restricted cash	966	966	—	—
Total assets	$36,339	$36,339	$—	$—

Liabilities:
Interest rate swaps	$438	$—	$438	$—
Total liabilities	$438	$—	$438	$—
There were no changes among the levels during the first six months of 2015.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The fair value of outstanding debt, including current maturities, was approximately $447 million and $453 million as of July 4, 2015 and January 3, 2015, respectively. The Level 2 fair value estimates were based on similar debt with the same maturities, company credit rating and interest rates.
NOTE 13. DERIVATIVE INSTRUMENTS
We are exposed to certain risks relating to our business operations. We use derivative instruments to manage interest rate risks. The fair value of the derivative instrument liability in the Condensed Consolidated Balance Sheets using Level 2 inputs was as follows:

(in thousands)	Balance Sheet Location	July 4, 2015	January 3, 2015
Interest rate swaps	Other current liabilities	$(223)	$(438)
Interest rate swaps	Other noncurrent liabilities	(210)	—
Total fair value of derivative instruments		$(433)	$(438)
Interest Rate Swaps
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desired proportion of fixed to variable-rate debt. These swaps are accounted for as cash flow hedges. The fair value of interest rate swaps was determined utilizing a market approach model using the notional amount of the interest rate swaps and the observable inputs of time to maturity and interest rates. The notional amount of the interest rate swaps designated as hedging instruments as of July 4, 2015 and January 3, 2015 was $125.0 million and $50.0 million, respectively.

In February 2015, we entered into two interest rate swap agreements to manage the exposure to changing interest rates on long-term debt. We entered into an agreement with a notional amount of $25.0 million to fix a portion of our term loan due in May 2019 at an interest rate of 1.58%, plus applicable margins, effective for the interest periods from May 2015 through May 2019. A second agreement with a notional amount of $50.0 million was entered to fix a portion of our term loan due in May 2024 at an interest rate of 1.98%, plus applicable margins, effective for the interest periods from May 2015 through May 2022.

Our remaining interest rate swap with a notional amount of $50.0 million is used to fix the interest rate for a portion of our revolving credit facility and expires in November 2015.
The changes in unrealized losses, net of income tax, included in other comprehensive income due to fluctuations in interest rates and foreign exchange rates were as follows:

	Quarter Ended		Six Months Ended
(in thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Gains on interest rate swaps, net of income tax expense of $527, $30, $2 and $66, respectively	$845	$48	$4	$106
Gains on foreign currency forwards, net of income tax expense of $0, $14, $0, and $10, respectively	—	43	—	21
Total change in unrealized losses from derivative instruments, net of income tax (effective portion)	$845	$91	$4	$127

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 14. COMMITMENTS AND CONTINGENCIES
Contractual Obligations
In order to mitigate the risks of volatility in commodity markets to which we are exposed, we entered into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Purchase commitments for certain ingredients, packaging materials and energy totaled $114.0 million as of July 4, 2015, as compared to $105.2 million as of January 3, 2015. In addition to these commitments, we have contracts for certain ingredients and packaging materials where we have secured a fixed price but do not have a minimum purchase quantity. We currently contract from approximately three to twelve months in advance for certain major ingredients and packaging.
We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $11.6 million as of July 4, 2015 and $11.4 million as of January 3, 2015.
Guarantees
We currently provide a partial guarantee for loans made to IBOs by third-party financial institutions for the purchase of route businesses. The outstanding aggregate balance on these loans was approximately $134.4 million as of July 4, 2015 compared to approximately $130.3 million as of January 3, 2015. The annual maximum amount of future payments we could be required to make under the guarantee equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the route businesses for which the loans are made. Accordingly, we have the ability to recover substantially all of the outstanding loan value upon default, and our liability associated with this guarantee is not material.
Legal Matters
We have certain class action legal proceedings filed against us which allege that certain ingredients in some of our products that are labeled as “natural” and “all natural” are not natural. Although we believe that we have strong defenses against these claims, subsequent to end of the second quarter, we reached a tentative settlement agreement in order to avoid the costs and uncertainty of litigation. The tentative settlement amount is $2.8 million and the tentative settlement is subject to the preparation, negotiation and execution of definitive settlement agreements. Accordingly, we have recorded an accrual of $2.8 million as of July 4, 2015, which represents our best estimate of the loss we now believe is probable.

In addition, we currently have class action legal proceedings related to our IBO network. We cannot currently estimate our potential liability, damages or range of potential loss in connection with these outstanding legal proceedings, but the impact could be material to our condensed consolidated financial statements.

We are currently subject to various other legal proceedings and environmental matters arising in the normal course of business which are not expected to have a material effect on our consolidated financial statements. We record a liability when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated. If we determine that a loss is possible and a range of the loss can be reasonably estimated, we will disclose the range of the possible loss. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters. We cannot currently estimate our potential liability, damages or range of potential loss in connection with our other outstanding legal proceedings.
NOTE 15. RELATED PARTY TRANSACTIONS
ARWCO Corporation, MAW Associates, LP and Warehime Enterprises, Inc. are significantly owned or controlled by Patricia A. Warehime, a member of our Board of Directors and a beneficial owner of more than 5% of our common stock, or her family members. Among other unrelated business activities, these entities provide financing to IBOs for the purchase of route businesses. We have entered into loan service agreements with these related parties that allow us to repurchase certain distribution assets in the event an IBO defaults on a loan with the related party. We are required to repurchase the assets 30 days after default at the value as defined in the loan service agreement which approximates fair market value. As of July 4, 2015, there were outstanding loans made to IBOs by the related parties of approximately $28.4 million, compared to $26.4 million as of January 3, 2015. Michael A. Warehime, our former Chairman of the Board, who passed away in August 2014, served as an officer and/or director of these entities. Patricia A. Warehime is the executrix, trustee and principal beneficiary of Mr. Warehime's estate and trust. Transactions with these related parties are primarily related to the collection and remittance of loan payments on notes receivable held by the affiliates. We are reimbursed for certain overhead and administrative services associated with the services provided to these related parties. The receivables from, payables to and administrative fees from these entities are not significant for any period presented.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

One of our directors, C. Peter Carlucci, Jr., is a member of Eckert Seamans Cherin & Mellott, LLC (“Eckert”), which serves as one of our outside legal firms. Expenses incurred for services provided by Eckert were $0.1 million and $0.2 million in the second quarters of 2015 and 2014, respectively, and $0.5 million and $0.3 million for the first six months of 2015 and 2014, respectively.
A facility used to support distribution of our products in the northeastern United States is leased from an entity owned by three of our employees. One of the employees is Daniel J. Morgan, Senior Vice President and Chief Sales Officer, and another of the employees is Peter L. Michaud, Senior Vice President and General Manager of the Clearview Foods™ Division. There were $0.1 million in lease payments made to this entity during each of the quarters ended June 28, 2014 and July 4, 2015, and $0.2 million for each of the six months then ended.
NOTE 16. OTHER COMPREHENSIVE INCOME
Total comprehensive income attributable to us, determined as net income adjusted by total other comprehensive income, was $18.2 million and $14.0 million for the second quarters of 2015 and 2014, respectively, and $27.5 million and $29.0 million for the first six months of 2015 and 2014, respectively. Total other comprehensive income presently consists of foreign currency translation adjustments and unrealized gains and losses from our derivative financial instruments accounted for as cash flow hedges.
Amounts reclassified out of accumulated other comprehensive income, net of tax, consisted of the following:

		Quarter Ended		Six Months Ended
(in thousands)	Income Statement Location	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Losses on cash flow hedges reclassified out of accumulated other comprehensive income:
Interest rate swaps, net of tax of $104, $47, $160 and $107, respectively	Interest expense, net	$(167)	$(75)	$(256)	$(171)
Foreign currency forwards	Discontinued operations, net of income tax	—	(4)	—	(191)
Total cash flow hedge reclassifications, net of tax		$(167)	$(79)	$(256)	$(362)
During the first six months of 2015, changes to the balance in accumulated other comprehensive income were as follows:

(in thousands)	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of January 3, 2015	$(270)	$(737)	$(1,007)

Other comprehensive income/(loss) before reclassifications	(252)	(447)	(699)
Losses reclassified from accumulated other comprehensive income	256	—	256
Net other comprehensive income/(loss)	4	(447)	(443)

Balance as of July 4, 2015	$(266)	$(1,184)	$(1,450)

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

During the first six months of 2014, changes to the balance in accumulated other comprehensive income were as follows:

(in thousands)	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of December 28, 2013	$(574)	$10,745	$10,171

Other comprehensive (loss)/income before reclassifications	(235)	361	126
Losses reclassified from accumulated other comprehensive income	362	—	362
Net other comprehensive income	127	361	488

Balance as of June 28, 2014	$(447)	$11,106	$10,659
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
Revenue by Product Category
Net revenue by product category was as follows:

	Quarter Ended		Six Months Ended
(in thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Branded	$299,676	$278,841	$576,362	$541,122
Partner brand	87,275	84,984	172,361	165,009
Other	44,477	35,771	85,046	66,481
Net revenue	$431,428	$399,596	$833,769	$772,612
Due to the acquisition of a controlling interest in Late July in October of 2014, revenues from the sale of Late July® products are now classified as Branded revenues. For the second quarter and first six months of 2014, we have reclassified $2.9 million and $4.9 million, respectively, of Partner brand revenue and $0.9 million and $2.0 million, respectively, of Other revenue associated with Late July® products to Branded revenue to be consistent with current year presentation.
NOTE 18. SIGNIFICANT CUSTOMERS
Sales to our largest retail customer, Wal-Mart Stores, Inc. ("Wal-Mart"), either through IBOs or direct distribution network, were approximately 12% and 13% of net revenue for the second quarter and first six months of 2015, respectively, and 14% and 15% of net revenue for the second quarter and first six months of 2014, respectively. Our sales to Wal-Mart do not include sales of our products that may be made to Wal-Mart by third-party distributors outside our direct-store delivery ("DSD") distribution network. Sales to these third-party distributors represent approximately 5% of our net revenue and may increase sales of our products to Wal-Mart by an amount we are unable to estimate. Accounts receivable as of July 4, 2015 and January 3, 2015, included receivables from Wal-Mart totaling $15.9 million and $13.8 million, respectively.
NOTE 19. SUBSEQUENT EVENTS
On August 6, 2015, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on August 31, 2015 to stockholders of record on August 25, 2015.

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
Overview
After a successful year in 2014 that included three significant transactions that supported our overall strategy, we are well-positioned with a balanced product portfolio and national distribution network that allows us to reach every channel where our consumers shop.  We are focusing our sales efforts on the growth of branded products with special emphasis on our Core brands (Snyder’s of Hanover®, Lance®, Cape Cod®, Snack Factory® Pretzel Crisps®, and Late July®).  Our growth strategy for our Core brands continues to focus on quality, innovation and expanded distribution. We are also achieving our goals regarding the mix of "better for you" products relative to our entire portfolio and continue to be responsive to constantly changing consumer trends.

Results for the second quarter of 2015 were impacted as follows:

•
We continued to grow sales with existing customers as well as expand the distribution of our Cape Cod® kettle cooked chips, which resulted in a continuation of double-digit revenue growth for the Cape Cod® brand in the second quarter of 2015.

•
We experienced revenue growth and market share growth compared to the second quarter of 2014 for our Snack Factory® Pretzel Crisps® pretzel crackers. In addition, we began production of pretzel crackers at our Goodyear, Arizona manufacturing facility during the second quarter of 2015, which provides additional capacity for these products as well as freight synergies on shipments to the west coast.

•
Late July® gained market share and increased revenues in the second quarter of 2015, resulting in substantial growth over the first quarter of 2015. We also began the production of Late July® organic tortilla chips at one of our manufacturing facilities and we believe that this will provide gross margin efficiencies.

•	Snyder's of Hanover® provided growth in net revenue and continued to strengthen its leadership of the pretzel category with strong market share growth compared to the second quarter of 2014.

•	We increased market share for our Lance® sandwich crackers as a result of increased promotions and additional consumer activities during the quarter.

•
We recorded an additional reserve of $2.5 million in selling, general and administrative expense during the second quarter of 2015, bringing our total reserve to $2.8 million for a lawsuit which alleges that certain ingredients in some of our products that are labeled as “natural” and “all natural” are not natural.

•	We completed two system conversions that will provide efficiencies for us going forward as the majority of our Company is now on the same ERP system.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended July 4, 2015 Compared to Quarter Ended June 28, 2014

	Quarter Ended				Favorable/ (Unfavorable) Variance
(in thousands)	July 4, 2015		June 28, 2014
Net revenue	$431,428	100.0%	$399,596	100.0%	$31,832	8.0%
Cost of sales	279,945	64.9%	254,707	63.7%	(25,238)	(9.9)%
Gross margin	151,483	35.1%	144,889	36.3%	6,594	4.6%
Selling, general and administrative	121,844	28.2%	121,312	30.4%	(532)	(0.4)%
Impairment charges	—	—%	6,503	1.6%	6,503	100.0%
Gain on sale of route businesses, net	(74)	—%	(297)	(0.1)%	(223)	(75.1)%
Other (income)/expense, net	(110)	—%	501	0.2%	611	nm
Income before interest and income taxes	29,823	6.9%	16,870	4.2%	12,953	76.8%
Interest expense, net	2,671	0.6%	4,111	1.1%	1,440	35.0%
Income tax expense	9,758	2.3%	4,584	1.1%	(5,174)	(112.9)%
Income from continuing operations	17,394	4.0%	8,175	2.0%	9,219	112.8%
Income from discontinued operations, net of income tax	—	—%	3,523	0.9%	(3,523)	(100.0)%
Net income	$17,394	4.0%	$11,698	2.9%	$5,696	48.7%
nm = not meaningful
Net Revenue
Net revenue by product category was as follows:

	Quarter Ended				Favorable/ (Unfavorable) Variance
(in thousands)	July 4, 2015		June 28, 2014
Branded	$299,676	69.5%	$278,841	69.8%	$20,835	7.5%
Partner brand	87,275	20.2%	84,984	21.3%	2,291	2.7%
Other	44,477	10.3%	35,771	8.9%	8,706	24.3%
Net revenue	$431,428	100.0%	$399,596	100.0%	$31,832	8.0%
Overall net revenue increased $31.8 million, or 8.0%, compared to the second quarter of 2014, led by additional revenue from our Baptista's acquisition and consolidation of Late July® as well as growth in Branded revenues.
Branded net revenue increased $20.8 million, or 7.5%, compared to the second quarter of 2014, primarily due to incremental Late July® revenue as well as revenue growth in three of our other Core brands. Our Cape Cod® products continued to realize significant volume and market share growth as a result of increased sales with existing customers and expanded distribution. We also experienced net revenue increases in our Snack Factory® Pretzel Crisps® and Snyder's of Hanover® products, with both brands continuing to increase market share. The net revenue increases from the other Core brands were partially offset by a decrease in net revenues from our Lance® products. However, the decline in net revenue from Lance® products has slowed and Lance® gained market share in the sandwich cracker category this quarter. Revenue from our Allied branded products (Tom's®, Archway®, Jays®, Stella D'oro®, EatSmart™, Krunchers!®, and O-Ke-Doke®) declined slightly in the second quarter of 2015 compared to the second quarter of 2014 due to softness in certain salty snacks.
Partner brand net revenue grew 2.7% compared to the second quarter of 2014. The increase was primarily due to gaining new products for distribution through our DSD network.
Other net revenue increased $8.7 million, or 24.3%, from the second quarter of 2014 due to increased revenue from the acquisition of Baptista's, partially offset by a reduction in revenue from certain contract manufactured products. We do not expect this level of growth to continue in the second half of 2015, as we lap the acquisition of Baptista’s which occurred late in the second quarter of 2014.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Margin
Gross margin increased $6.6 million in the second quarter of 2015 compared to the second quarter of 2014, but decreased 1.2% as a percentage of revenue. The increase in gross margin was due to increased sales volume compared to the prior year across most product categories. The decline as a percentage of revenue was primarily the result of increased promotions to provide support for our new product offerings and generate additional volume for our Branded products as well as unfavorable product mix compared to the prior year. Our increased promotional spending as a percentage of revenue during the second quarter of 2015 resulted in approximately $8.6 million of additional promotional expense when compared to the second quarter of 2014, or approximately 2.0% lower gross margin as a percentage of revenue.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $0.5 million in the second quarter of 2015 compared to the second quarter of 2014, but decreased 2.2% as a percentage of net revenue. The increase in selling, general and administrative expenses was due to the acquisition of Baptista's in June 2014 and our increased investment in Late July beginning in October 2014 as well as $2.5 million in additional expenses associated with a contingency reserve necessary for the probable settlement of certain lawsuits as described in Note 14 to the condensed consolidated financial statements. However, these costs were substantially offset by lower freight costs per unit sold and cost reduction efforts associated with our margin improvement and restructuring plan that was initiated in the third quarter of 2014. In addition, the second quarter of 2014 included severance expenses of $2.5 million incurred in conjunction with our margin improvement and restructuring plan.
Impairment Charges
We recognized no impairment charges in the second quarter of 2015 compared to $6.5 million in impairment charges in the second quarter of 2014. The 2014 impairment charges were related to a $3.6 million write-down of one of our trademarks and $2.9 million in impairment of machinery and equipment where future cash flows were not expected to support the carrying value due to the sale of Private Brands.
Gain on the Sale of Route Businesses, Net
Net gains on the sale of route businesses for the second quarter of 2015 consisted of $0.4 million in gains and $0.3 million in losses. In the second quarter of 2014, net gains on the sale of route businesses consisted of $1.2 million in gains and $0.9 million in losses on the sale of route businesses. The majority of the route business sales activity in the second quarter of 2015 was due to the reengineering of route businesses to accommodate new customers and additional Partner brand business obtained in the impacted markets as well as the decision to sell certain route businesses that were previously Company-owned. The route business sales activity in the second quarter of 2014 was due to the resale of routes purchased because of IBO defaults or route reengineering projects that were initiated in order to maximize the efficiency of route territories for the IBOs. We anticipate total gains on the sale of route businesses of approximately $2 million to $3 million during 2015 due to the planned sale of certain route businesses that were previously Company-owned.
Other Income, Net
Other income increased approximately $0.6 million from the second quarter of 2014 to the second quarter of 2015 due primarily to certain losses on the sale of fixed assets in the prior year that did not recur.
Interest Expense, Net
Interest expense decreased approximately $1.4 million in the second quarter of 2015 compared to the second quarter of 2014. The decrease was due to lower debt levels in 2015 as well as a $0.8 million write-off of previously capitalized debt issuance costs that occurred in 2014 due to debt refinancing.
Income Tax Expense
Our effective income tax rate was 35.9% for the second quarter of both 2015 and 2014.

Discontinued Operations, Net of Income Tax
Income from discontinued operations represented normal operations of Private Brands during the second quarter of 2014. We sold Private Brands at the beginning of the third quarter of 2014, so there was no remaining activity related to these operations in the second quarter of 2015.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended July 4, 2015 Compared to Six Months Ended June 28, 2014

	Six Months Ended				Favorable/ (Unfavorable) Variance
(in thousands)	July 4, 2015		June 28, 2014
Net revenue	$833,769	100.0%	$772,612	100.0%	$61,157	7.9%
Cost of sales	542,924	65.1%	494,537	64.0%	(48,387)	(9.8)%
Gross margin	290,845	34.9%	278,075	36.0%	12,770	4.6%
Selling, general and administrative	243,768	29.2%	237,376	30.7%	(6,392)	(2.7)%
Impairment charges	—	—%	7,503	1.0%	7,503	100.0%
Gain on sale of route businesses, net	(867)	(0.1)%	(1,460)	(0.2)%	(593)	(40.6)%
Other (income)/loss, net	(846)	(0.1)%	581	0.1%	1,427	nm
Income before interest and income taxes	48,790	5.9%	34,075	4.4%	14,715	43.2%
Interest expense, net	5,138	0.6%	7,501	1.0%	2,363	31.5%
Income tax expense	15,676	1.9%	7,910	1.0%	(7,766)	(98.2)%
Income from continuing operations	27,976	3.4%	18,664	2.4%	9,312	49.9%
Income from discontinued operations, net of income tax	—	—%	9,845	1.3%	(9,845)	(100.0)%
Net income	$27,976	3.4%	$28,509	3.7%	$(533)	(1.9)%
nm = not meaningful
Net Revenue
Net revenue by product category was as follows:

	Six Months Ended				Favorable/ (Unfavorable) Variance
(in thousands)	July 4, 2015		June 28, 2014
Branded	$576,362	69.1%	$541,122	70.0%	$35,240	6.5%
Partner brand	172,361	20.7%	165,009	21.4%	7,352	4.5%
Other	85,046	10.2%	66,481	8.6%	18,565	27.9%
Net revenue	$833,769	100.0%	$772,612	100.0%	$61,157	7.9%
Overall net revenue increased $61.2 million, or 7.9%, compared to the first six months of 2014, primarily due to additional revenue from our Baptista's acquisition and consolidation of Late July® as well as growth in Branded revenues.
Branded net revenue increased $35.2 million, or 6.5%, compared to the first six months of 2014, led by incremental Late July® revenue as well as revenue growth in three of our other Core brands. Our Cape Cod® products continued to realize significant volume and market share growth as a result of increased sales with existing customers and expanded distribution. We also experienced net revenue increases in our Snack Factory® Pretzel Crisps® and Snyder's of Hanover® products, all driven by increased volume. The net revenue increases from the other Core brands were partially offset by a decrease in net revenues from our Lance® products. Revenue from our Allied branded products declined slightly in the first six months of 2015 compared to the first six months of 2014.
Partner brand net revenue grew 4.5% compared to the first six months of 2014. The increase was primarily due to gaining new products for distribution through our DSD network.
Other net revenue increased $18.6 million, or 27.9%, from the first six months of 2014 due to increased revenue from the acquisition of Baptista's, partially offset by a reduction in revenue from certain contract manufactured products.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Margin
Gross margin increased $12.8 million in the first six months of 2015 compared to the first six months of 2014 but declined 1.1% as a percentage of revenue. The increase in gross margin was due to increased sales volume compared to the prior year across most product categories. The decline as a percentage of revenue was primarily the result of increased promotions to provide support for our new product offerings and generate additional volume for our Branded products as well as unfavorable product mix compared to the prior year. Our increased promotional spending as a percentage of revenue during the first six months of 2015 resulted in approximately $12.9 million of additional promotional expense when compared to the first six months of 2014, or approximately 1.5% lower gross margin as a percentage of revenue.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $6.4 million in the first six months of 2015 compared to the first six months of 2014, but decreased 1.5% as a percentage of net revenue. The increase in selling, general and administrative expenses was due to the acquisition of Baptista's and increased investment in Late July as well as $2.8 million in additional expenses associated with a contingency reserve necessary for the likely settlement of certain lawsuits as described in Note 14 to the condensed consolidated financial statements. However, these costs were substantially offset by lower freight costs per unit sold and cost reduction efforts associated with our margin improvement and restructuring plan that was initiated in the third quarter of 2014.
Impairment Charges
We recognized no impairment charges in the first six months of 2015 compared to $7.5 million in impairment charges in the first six months of 2014. The 2014 impairment charges were related to a $3.6 million write-down of one of our trademarks, $2.9 million in impairment of machinery and equipment where expected future cash flows are not expected to support the carrying value due to the sale of Private Brands, and $1.0 million in impairment related to our Corsicana, Texas facility.
Gain on the Sale of Route Businesses, Net
Net gains on the sale of route businesses for the first six months of 2015 consisted of $1.5 million in gains and $0.6 million in losses. In the first six months of 2014 net gains on sale of route businesses consisted of $2.8 million in gains and $1.3 million in losses. The majority of the route business sales activity in the first six months of 2015 was due to the reengineering of route businesses to accommodate new customers and additional Partner brand business obtained in the impacted markets as well as the decision to sell certain route businesses that were previously Company-owned. The route business sales activity in the first six months of 2014 was due to the resale of routes purchased because of IBO defaults or route reengineering projects that were initiated in order to maximize the efficiency of route territories for the IBOs.
Other Income, Net
Other income increased approximately $1.4 million from the first six months of 2014 to the first six months of 2015 due primarily to gains on the sale of a cost method investment recognized in the first six months of 2015 as well as a lower net loss on the sale of fixed assets.
Interest Expense, Net
Interest expense decreased approximately $2.4 million in the first six months of 2015 compared to the first six months of 2014. The decrease was due to lower debt levels in 2015 as well as a $0.8 million write-off of previously capitalized debt issuance costs that occurred in 2014 due to debt refinancing.
Income Tax Expense
Our effective income tax rate increased from 29.8% for the first six months of 2014 to 35.9% for the first six months of 2015. The significantly lower effective tax rate in the first six months of 2014 was primarily due to the release of previously established unrecognized tax benefits as a result of the completion of an audit and the related expiration of certain statutes of limitation.

Discontinued Operations, Net of Income Tax
Income from discontinued operations represented normal operations of Private Brands during the first six months of 2014. We sold Private Brands at the beginning of the third quarter of 2014, so there was no remaining activity related to these operations in the first six months of 2015.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
Liquidity
Liquidity represents our ability to generate sufficient cash flows from operating activities to meet our obligations as well as our ability to obtain appropriate financing. Therefore, liquidity should not be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives. Currently, our liquidity needs arise primarily from acquisitions, working capital requirements, capital expenditures for fixed assets and dividends. We believe we have sufficient liquidity available to enable us to meet both our short and long-term liquidity needs.
The following table sets forth a summary of our cash flows for the six months ended July 4, 2015 and June 28, 2014:

(in thousands)	July 4, 2015	June 28, 2014
Net cash provided by/(used in):
Operating activities	$49,255	$53,181
Investing activities	(18,914)	(234,440)
Financing activities	(23,095)	185,629
Net increase in cash and cash equivalents	$7,246	$4,370
Operating Cash Flows
Overall, cash flow provided by operating activities decreased $3.9 million in the first six months of 2015 compared to the first six months of 2014. The decrease was primarily driven by an increase in accounts receivable associated with increasing revenues, but partially offset by an increase in accounts payable in 2015.
Investing Cash Flows
Cash used in investing activities totaled $18.9 million in the first six months of 2015 compared with $234.4 million in the first six months of 2014. The decrease in cash used in investing activities was primarily due to the use of $202.3 million for the acquisition of Baptista's in the first six months of 2014.
Capital expenditures for fixed assets, principally manufacturing equipment, were $22.9 million for the first six months of 2015 compared to $33.9 million for the first six months of 2014. We expect the need for capital expenditures to decline over the next few years, but they are expected to remain at a level sufficient to support our anticipated revenue growth. For 2015, we expect capital expenditures of approximately $60 million to $62 million, compared to $72.1 million in 2014.
Proceeds from the sale of route businesses, net of repurchases, generated investing cash flow of $2.8 million in the first six months of 2015 compared to $1.2 million in the first six months of 2014.
Financing Cash Flows
Net cash used in financing activities of $23.1 million in the first six months of 2015 was principally due to dividend payments of $22.6 million and repayments of long-term debt of $3.8 million, partially offset by proceeds from the issuance of common stock associated with option exercises of $4.0 million. This compared to net cash provided by financing activities in the first six months of 2014 of $185.6 million primarily due to $215.0 million in net proceeds from existing credit facilities which were drawn in order to finance the acquisition of Baptista's. This was partially offset by dividends paid of $22.4 million, as well as debt repayments totaling $8.8 million.
On August 6, 2015, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on August 31, 2015 to stockholders of record on August 25, 2015.
Debt
Our primary credit agreement allows us to make revolving credit borrowings of up to $375 million through May 2019. As of July 4, 2015 and January 3, 2015, we had available $325 million of unused credit facilities. The credit agreement requires us to comply with certain defined covenants, and we are currently in compliance with all such covenants. We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $11.6 million as of July 4, 2015 and $11.4 million as of January 3, 2015.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

One of our interest rate swaps with a notional amount of $50.0 million is used to fix the interest rate for a portion of our revolving credit facility and expires in November 2015. Once that interest rate swap expires in November, we currently plan to use cash flow generated by operations to pay off the remaining balance on our revolving credit facility of $50 million. However, these plans are subject to change should other liquidity needs arise.
Contractual Obligations
We lease certain facilities and equipment classified as operating leases. In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have also entered into forward purchase agreements with certain suppliers based on market prices and expected usage levels. Purchase commitments for certain ingredients, packaging materials and energy totaled $114.0 million as of July 4, 2015, as compared to $105.2 million as of January 3, 2015. In addition to these commitments, we have contracts for certain ingredients and packaging materials where we have secured a fixed price but do not have a minimum purchase quantity. We currently contract from approximately three to twelve months in advance for certain major ingredients and packaging.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity or cash flows.

We currently provide a partial guarantee for loans made to IBOs by third-party financial institutions for the purchase of route businesses. The outstanding aggregate balance on these loans was approximately $134.4 million as of July 4, 2015 compared to approximately $130.3 million as of January 3, 2015. The annual maximum amount of future payments we could be required to make under the guarantee equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the route businesses for which the loans are made. Accordingly, we have the ability to recover substantially all of the outstanding loan value upon default, and our liability associated with this guarantee is not significant.
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
Interest Rate Risk
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desired proportion of fixed to variable-rate debt. See Note 13 to the consolidated financial statements in Item 1 for further information related to our interest rate swap agreements. While these interest rate swap agreements fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $0.4 million and $0.3 million lower without these swaps during the first six months of 2015 and 2014, respectively. A 10% increase in variable interest rates would not have significantly impacted interest expense during the first six months of 2015.
Credit Risk
We are exposed to credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. For the first six months of both 2015 and 2014, net bad debt expense was $0.8 million. Allowances for doubtful accounts were $1.1 million at July 4, 2015 and $1.8 million at January 3, 2015. The decrease in the allowance for doubtful accounts was primarily due to the write-off of certain accounts receivable that were fully reserved.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risks are included under “Market Risks” in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, and pursuant to Rule 13a – 15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a and 15d - 15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 4, 2015.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting as defined in Rules 13a - 15(f) and 15d - 15(f) during the quarter ended July 4, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

IBO Litigation
In January 2013, plaintiffs comprised of IBOs filed a putative class action against our distribution subsidiary, S-L Distribution Company, Inc., in the Suffolk Superior Court of the Commonwealth of Massachusetts. The lawsuit was transferred to the United States District Court, Middle District of Pennsylvania. The lawsuit seeks statewide class certification on behalf of a class comprised of IBOs in Massachusetts. The plaintiffs allege that they were misclassified as independent contractors and should be considered employees. The plaintiffs are seeking reimbursement of their out-of-pocket business expenses. We believe we have strong defenses to all the claims that have been asserted against us. Given the nature of litigation and the complexities involved in this matter, we are unable to predict the resolution of this lawsuit or to reasonably estimate a possible loss or range of loss for this matter until we know, among other factors, (i) the extent of claims, particularly when damages are not specified or are indeterminate, (ii) how the litigation process, including discovery will impact the litigation, (iii) the settlement posture of the parties to the litigation, (iv) the validity of our defenses and (v) any other factors that may have a material effect on this litigation. It is possible that an unfavorable outcome with respect to this proceeding could have a material adverse effect on our results of operations.

Other
We are currently subject to other lawsuits and environmental matters arising in the normal course of business. In our opinion, such matters should not have a material effect upon our consolidated financial statements taken as a whole.
Item 1A.  Risk Factors
There have been no material changes in risk factors as previously reported in our 2014 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our revolving credit agreement restricts our payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $200 million. As of July 4, 2015, our consolidated stockholders’ equity was $1,097.7 million and we were in compliance with this covenant. The private placement agreement for $100 million of senior notes has provisions no more restrictive than the revolving credit agreement.
In February 2014, the Board of Directors authorized the repurchase of up to 300,000 shares of common stock, which authorization expires in March 2016. The primary purpose of the repurchase program is to permit the Company to acquire shares of common stock from employees to cover withholding taxes payable by employees upon the vesting of shares of restricted stock. As of July 4, 2015, there are 267,207 shares remaining available for repurchase.
There were no repurchases of common stock made by the Company or any "affiliated purchaser" of the Company as defined in
Rule 10b-18(a)(3) under the Exchange Act during the quarter ended July 4, 2015.
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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNYDER’S-LANCE, INC.

Date: August 11, 2015	By:	/s/ Rick D. Puckett
Rick D. Puckett
Executive Vice President, Chief Financial Officer and Chief Administrative Officer