Form 10-Q
period 2015-10-03
SNYDER'S-LANCE, INC.
filed 2015-11-10
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarter ended October 3, 2015
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
Yes ☐         No ☑

The number of shares outstanding of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of October 28, 2015, was 70,805,593 shares.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
For the Quarters and Nine Months Ended October 3, 2015 and September 27, 2014

	Quarter Ended		Nine Months Ended
(in thousands, except per share data)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net revenue	$416,773	$409,308	$1,250,542	$1,181,920
Cost of sales	274,287	266,088	817,211	760,625
Gross margin	142,486	143,220	433,331	421,295

Selling, general and administrative	114,835	116,659	355,828	354,035
Settlements of certain litigation (Note 14)	2,900	—	5,675	—
Impairment charges	—	—	—	7,503
(Gain)/loss on sale of route businesses, net	(501)	22	(1,368)	(1,438)
Other expense/(income), net	115	61	(731)	642
Income before interest and income taxes	25,137	26,478	73,927	60,553

Interest expense, net	2,851	2,984	7,989	10,485
Income before income taxes	22,286	23,494	65,938	50,068

Income tax expense	6,557	9,809	22,233	17,719
Income from continuing operations	15,729	13,685	43,705	32,349
Income from discontinued operations, net of income tax	—	124,097	—	133,942
Net income	15,729	137,782	43,705	166,291
Net income attributable to noncontrolling interests	52	16	63	32
Net income attributable to Snyder’s-Lance, Inc.	$15,677	$137,766	$43,642	$166,259

Amounts attributable to Snyder's-Lance, Inc.:
Continuing operations	$15,677	$13,669	$43,642	$32,317
Discontinued operations	—	124,097	—	133,942
Net income	$15,677	$137,766	$43,642	$166,259

Basic earnings per share:
Continuing operations	$0.22	$0.19	$0.62	$0.46
Discontinued operations	—	1.77	—	1.91
Total basic earnings per share	$0.22	$1.96	$0.62	$2.37

Diluted earnings per share:
Continuing operations	$0.22	$0.19	$0.61	$0.46
Discontinued operations	—	1.75	—	1.89
Total diluted earnings per share	$0.22	$1.94	$0.61	$2.35

Cash dividends declared per share	$0.16	$0.16	$0.48	$0.48
See Notes to the condensed consolidated financial statements (unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
For the Quarters and Nine Months Ended October 3, 2015 and September 27, 2014

	Quarter Ended		Nine Months Ended
(in thousands)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net income	$15,729	$137,782	$43,705	$166,291

Net unrealized loss/(gain) on derivative instruments, net of income tax	1,138	(91)	1,134	(218)
Foreign currency translation adjustment	4	11,706	451	11,345
Total other comprehensive loss	1,142	11,615	1,585	11,127

Total comprehensive income	14,587	126,167	42,120	155,164
Comprehensive income attributable to noncontrolling interests	52	16	63	32
Total comprehensive income attributable to Snyder’s-Lance, Inc.	$14,535	$126,151	$42,057	$155,132
See Notes to the condensed consolidated financial statements (unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
As of October 3, 2015 and January 3, 2015

(in thousands, except share data)	October 3, 2015	January 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$64,316	$35,373
Restricted cash	966	966
Accounts receivable, net of allowances of $1,262 and $1,778, respectively	134,357	126,093
Inventories	125,065	116,236
Prepaid income taxes and income taxes receivable	7,028	4,175
Deferred income taxes	11,544	13,189
Assets held for sale	14,879	11,007
Prepaid expenses and other current assets	19,008	22,112
Total current assets	377,163	329,151

Noncurrent assets:
Fixed assets, net	415,916	423,612
Goodwill	539,651	541,539
Other intangible assets, net	532,296	545,212
Other noncurrent assets	22,603	23,874
Total assets	$1,887,629	$1,863,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$8,541	$8,561
Accounts payable	65,296	57,407
Accrued compensation	24,842	32,774
Accrued casualty insurance claims	4,388	4,320
Accrued selling and promotional costs	14,267	13,141
Other payables and accrued liabilities	31,100	24,723
Total current liabilities	148,434	140,926

Noncurrent liabilities:
Long-term debt	431,991	438,376
Deferred income taxes	172,869	168,593
Accrued casualty insurance claims	12,309	13,755
Other noncurrent liabilities	16,511	15,030
Total liabilities	782,114	776,680

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.83 1/3 par value. 110,000,000 shares authorized; 70,794,643 and 70,406,086 shares outstanding, respectively	58,993	58,669
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; no shares outstanding	—	—
Additional paid-in capital	787,176	776,930
Retained earnings	242,571	232,812
Accumulated other comprehensive loss	(2,592)	(1,007)
Total Snyder’s-Lance, Inc. stockholders’ equity	1,086,148	1,067,404
Noncontrolling interests	19,367	19,304
Total stockholders’ equity	1,105,515	1,086,708
Total liabilities and stockholders’ equity	$1,887,629	$1,863,388
See Notes to the condensed consolidated financial statements (unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended October 3, 2015 and September 27, 2014

	Nine Months Ended
(in thousands)	October 3, 2015	September 27, 2014
Operating activities:
Net income	$43,705	$166,291
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	52,585	46,084
Stock-based compensation expense	4,255	4,962
(Gain)/loss on sale of fixed assets, net	(90)	827
Gain on sale of route businesses, net	(1,368)	(1,438)
Gain on sale of investments, net	(585)	—
Gain on sale of Private Brands, excluding transaction costs	—	(229,322)
Impairment charges	—	7,503
Deferred income taxes	6,627	(26,899)
Provision for doubtful accounts	866	1,413
Change in inventory reserves	647	(293)
Changes in operating assets and liabilities, excluding business acquisition and disposal	(12,184)	29,456
Net cash provided by/(used in) operating activities	94,458	(1,416)

Investing activities:
Purchases of fixed assets	(38,800)	(52,990)
Purchases of route businesses	(19,622)	(19,102)
Proceeds from sale of fixed assets and insurance recoveries	1,524	1,843
Proceeds from sale of route businesses	23,750	21,072
Proceeds from sale of investments	826	—
Proceeds from sale of Private Brands	—	430,017
Business acquisition, net of cash acquired	—	(202,230)
Net cash (used in)/provided by investing activities	(32,322)	178,610

Financing activities:
Dividends paid to stockholders	(33,884)	(33,666)
Debt issuance costs	—	(1,854)
Issuances of common stock	7,152	5,442
Repurchases of common stock	(836)	(1,328)
Repayments of long-term debt	(5,625)	(11,624)
Net repayments of existing credit facilities	—	(35,000)
Net cash used in financing activities	(33,193)	(78,030)

Increase in cash and cash equivalents	28,943	99,164
Cash and cash equivalents at beginning of period	35,373	14,080
Cash and cash equivalents at end of period	$64,316	$113,244

Supplemental information:
Cash paid for income taxes, net of refunds of $678 and $192, respectively	$18,420	$113,246
Cash paid for interest	$7,008	$8,976
See Notes to the condensed consolidated financial statements (unaudited).

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Snyder’s-Lance, Inc. (the “Company,” "we," "us," or "our") have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in our Form 10-K for the year ended January 3, 2015, filed with the Securities and Exchange Commission on March 4, 2015 (the "2014 Form 10-K"). The year-end condensed consolidated financial statement data was derived from audited financial statements, but does not include all disclosures required by GAAP. In our opinion, these condensed consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly our condensed consolidated financial statements for the interim periods presented herein. The consolidated results of operations for the third quarter and first nine months of 2015 are not necessarily indicative of the results to be expected for the full year.
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
NOTE 2. NEW ACCOUNTING STANDARDS
On May 28, 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This accounting standard creates common revenue recognition guidance for GAAP and International Financial Reporting Standards ("IFRS"). The guidance also requires improved disclosures to help users of the financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of ASU No. 2014-09 by one year, to December 15, 2017 for interim and annual reporting periods beginning after that date. The FASB will permit early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the impact of this standard.
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
On April 7, 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This accounting standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This revised guidance is effective for annual reporting periods beginning after December 15, 2015 and related interim periods, with early adoption permitted. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarified that debt issuance costs related to line-of-credit arrangements can be presented in the balance sheet as an asset and amortized over the term of the line-of-credit arrangement. We do not expect that this guidance will materially impact our financial statements and we plan to adopt these standards in the first quarter of 2016.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

On July 22, 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory. This accounting standard update requires that inventory be measured at the lower of cost or net realizable value. The amendments in this update do not apply to inventory measured using the last-in, first-out method or the retail inventory method. This revised guidance is effective for annual reporting periods beginning after December 15, 2016 and related interim periods, with early adoption permitted. We do not expect this guidance to materially impact our financial statements and we have not early adopted this standard.
On September 25, 2015, the FASB issued Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. This accounting standard simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. This revised guidance is effective for annual reporting periods beginning after December 15, 2015, and related interim periods. The amendments in the Update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of the Update with early application permitted for financial statements not yet issued. We are currently evaluating the impact of this standard.
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
As a result of the sale of Private Brands, revenues and expenses that no longer continued after the sale of Private Brands, and for which we had no substantial continuing involvement, were reclassified to discontinued operations in the Condensed Consolidated Statements of Income. All prior period results, including results for the third quarter and first nine months of 2014, were adjusted to ensure comparability and consistent presentation of continuing and discontinued operations.
There were no discontinued operations included in the results for the third quarter or first nine months of 2015. For the third quarter and first nine months of 2014, income statement amounts associated with discontinued operations were as follows:

	Quarter Ended	Nine Months Ended
(in thousands)	September 27, 2014	September 27, 2014
Net revenue	$—	$124,256
Cost of sales	—	94,396
Gross margin	—	29,860
Selling, general and administrative	—	11,886
Gain on sale of Private Brands	(222,963)	(222,963)
Other expense, net	—	205
Discontinued operations before income taxes	222,963	240,732
Income tax expense	98,866	106,790
Discontinued operations, net of income tax	$124,097	$133,942

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

During the third quarter of 2014, we recorded a pretax gain in discontinued operations of approximately $223 million on the sale of Private Brands, which was calculated as follows:

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

As the sale of Private Brands was completed during the third quarter of 2014, there were no remaining assets or liabilities associated with discontinued operations as of October 3, 2015 or January 3, 2015.
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
NOTE 4. BUSINESS ACQUISITIONS
On October 30, 2014, we made an additional investment in Late July Snacks LLC ("Late July") of approximately $59.5 million which increased our total ownership interest from approximately 18.7% to 80.0%. Late July is the industry leader for organic and non-GMO tortilla chips and sells a variety of other baked and salty snacks with particular focus on organic and non-GMO snacks. The investment supports our goal of having a stronger presence in healthier snacks. Concurrently with the transaction, we also established a $6.0 million line of credit with Late July, of which $3.9 million was drawn by Late July in order to repay certain obligations.
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

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

During the third quarter and first nine months of 2014, prior to obtaining an additional ownership interest, we recognized $3.6 million and $10.4 million in net revenue from Late July® contract manufacturing and Partner brand sales of Late July® products, respectively. The prior year revenue from Late July® products was reclassified to Branded revenue as reflected in Note 17 in order to be consistent with current year presentation. The majority of Baptista's net revenue is intercompany and, therefore, eliminated in consolidation.
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

	Quarter Ended		Nine Months Ended
(in thousands, except per share data)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Basic EPS:
Income from continuing operations	$15,677	$13,669	$43,642	$32,317
Less: Income from continuing operations allocated to participating securities	42	41	110	100
Income from continuing operations allocated to common shares	$15,635	$13,628	$43,532	$32,217
Weighted average shares outstanding – Basic	70,548	70,043	70,411	69,902
Earnings per share – Basic	$0.22	$0.19	$0.62	$0.46

Diluted EPS:
Weighted average shares outstanding – Basic	70,548	70,043	70,411	69,902
Effect of dilutive non-qualified stock options on shares outstanding	771	735	723	727
Weighted average shares outstanding – Diluted	71,319	70,778	71,134	70,629
Earnings per share – Diluted	$0.22	$0.19	$0.61	$0.46
There were no discontinued operations for the third quarter or first nine months of 2015. Basic and diluted earnings per share from discontinued operations for the third quarter of 2014 were $1.77 and $1.75, respectively. Basic and diluted earnings per share from discontinued operations for the first nine months of 2014 were $1.91 and $1.89, respectively.
For both the third quarter and first nine months of 2015 and 2014, no shares were excluded from the calculation of diluted earnings per share.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 6. STOCK-BASED COMPENSATION
Stock-based compensation expense recorded in the Condensed Consolidated Statements of Income was $1.5 million and $2.0 million for the third quarters of 2015 and 2014, respectively. Stock-based compensation expense was $4.3 million and $5.0 million for the first nine months of 2015 and 2014, respectively. During the first nine months of 2015, we issued 384,453 non-qualified stock options at a weighted average exercise price of $31.02 per share, 94,874 restricted shares and 24,243 restricted units to employees and directors. During the first nine months of 2014, we issued 418,272 non-qualified stock options at a weighted average exercise price of $26.66 per share and 149,490 restricted shares to employees and directors.
For the third quarters of 2015 and 2014, we repurchased 1,060 and 6,220 shares of common stock, respectively, to cover withholding taxes payable by employees upon the vesting of restricted stock. For the first nine months of 2015 and 2014, we repurchased 27,235 shares and 49,607 shares, respectively, to cover withholding taxes.
In addition, we recorded $0.3 million and $0.8 million in incentive compensation income for performance-based cash incentives for the third quarters of 2015 and 2014, respectively, and $0.4 million and $1.3 million expense for the first nine months of 2015 and 2014, respectively. The income recorded during the third quarters of 2015 and 2014 was due to adjustments made to lower the expected attainment for these performance-based plans.
NOTE 7. INVENTORIES
Inventories as of October 3, 2015 and January 3, 2015, consisted of the following:

(in thousands)	October 3, 2015	January 3, 2015
Finished goods	$79,906	$69,013
Raw materials	16,044	16,853
Maintenance parts, packaging and supplies	29,115	30,370
Total inventories	$125,065	$116,236
NOTE 8. FIXED ASSETS
Fixed assets as of October 3, 2015 and January 3, 2015 consisted of the following:

(in thousands)	October 3, 2015	January 3, 2015
Land and land improvements	$28,131	$27,816
Buildings and building improvements	155,826	150,339
Machinery, equipment and computer systems	507,701	490,478
Trucks, trailers and automobiles	35,601	33,364
Furniture and fixtures	4,366	6,312
Construction in progress	14,737	11,848
	$746,362	$720,157
Accumulated depreciation	(330,352)	(296,354)
	416,010	423,803
Fixed assets held for sale	(94)	(191)
Fixed assets, net	$415,916	$423,612
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

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Depreciation expense related to fixed assets was $14.8 million and $13.9 million during the third quarters of 2015 and 2014, respectively. For the first nine months of 2015 and 2014, depreciation expense was $44.5 million and $36.0 million, respectively.
There were no fixed asset impairment charges recorded during the third quarter or first nine months of 2015. There were $3.9 million in fixed asset impairment charges recorded during the first nine months of 2014. An impairment of $2.9 million was recorded during the second quarter of 2014 to write off certain machinery and equipment where future cash flows were not expected to support the carrying value due to the sale of Private Brands. The remaining $1.0 million impairment charge was recorded in the first quarter of 2014 and was related to our Corsicana, Texas facility, which was subsequently sold in the third quarter of 2014.
NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the first nine months of 2015 were as follows:

(in thousands)	Carrying Amount
Balance as of January 3, 2015	$541,539
Goodwill reclassified to assets held for sale	(1,888)
Balance as of October 3, 2015	$539,651
As of October 3, 2015 and January 3, 2015, other intangible assets consisted of the following:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of October 3, 2015:
Customer and contractual relationships – amortized	$166,756	$(33,121)	$133,635
Non-compete agreement – amortized	710	(267)	443
Developed technology – amortized	2,700	(235)	2,465
Reacquired rights – amortized	3,100	(1,617)	1,483
Patents – amortized	8,600	(2,330)	6,270
Routes – unamortized	12,039	—	12,039
Trademarks – unamortized	375,961	—	375,961
Balance as of October 3, 2015	$569,866	$(37,570)	$532,296

As of January 3, 2015:
Customer and contractual relationships – amortized	$166,756	$(26,151)	$140,605
Non-compete agreement – amortized	710	(173)	537
Developed technology – amortized	2,700	(100)	2,600
Reacquired rights – amortized	3,100	(1,327)	1,773
Patents – amortized	8,600	(1,744)	6,856
Routes – unamortized	16,880	—	16,880
Trademarks – unamortized	375,961	—	375,961
Balance as of January 3, 2015	$574,707	$(29,495)	$545,212
Amortization expense related to intangibles was $2.7 million and $2.5 million for the third quarter of 2015 and 2014, respectively. For the first nine months of 2015 and 2014, amortization expense related to intangibles was $8.1 million and $7.2 million, respectively. The increase in amortization expense in 2015 was due to additional intangible assets obtained through the acquisition of Baptista's and additional investment in Late July during 2014.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Routes and trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. Although not amortized, they are reviewed for impairment as conditions change or at least on an annual basis. There were no impairments during the third quarter or first nine months of 2015. During the second quarter of 2014, we recorded a $3.6 million impairment to write down one of our trademarks to its fair value of $2.5 million. The write down was necessary due to a reduction in projected future cash flows for this trademark, which was determined using a level 3 fair value measurement. This fair value determination was made using the relief from royalty method under the income approach, which required us to estimate unobservable factors such as a royalty rate and discount rate and identify relevant projected revenue.
One of our trademarks, with a book value of $9.8 million as of October 3, 2015, currently has a fair value which approximates book value. Any adverse changes in the use of this trademark or the sales volumes of the associated products could result in an impairment charge.
The changes in the carrying amount of route intangibles for the first nine months of 2015 were as follows:

(in thousands)	Carrying Amount
Balance as of January 3, 2015	$16,880
Routes reclassified to assets held for sale	(4,841)
Balance as of October 3, 2015	$12,039
Route businesses, including route intangibles and associated goodwill, allocated to assets held for sale represent assets available for sale in their present condition and for which actions to complete a sale have been initiated. The changes in the carrying amount of route businesses held for sale for the first nine months of 2015 were as follows:

(in thousands)	Carrying Amount
Balance as of January 3, 2015	$10,816
Purchases of route businesses held for sale	19,622
Sales of route businesses held for sale	(22,382)
Reclassifications from route intangibles and goodwill	6,729
Balance as of October 3, 2015	$14,785
Net gains on the sale of route businesses for the third quarter of 2015 consisted of $1.1 million in gains and $0.6 million in losses. Net gains on the sale of route businesses for the first nine months of 2015 consisted of $2.6 million in gains and $1.2 million in losses. The majority of the route business sales were due to the decision to sell certain route businesses that were previously Company-owned as well as route reengineering projects that were initiated in order to maximize the efficiency of route territories for the independent business owners ("IBO").
For the third quarter of 2014, net gains on the sale of route businesses consisted of $0.4 million in gains and $0.4 million in losses. For the first nine months of 2014, net gains on sale of route businesses consisted of $3.2 million in gains and $1.8 million in losses. The majority of the route business sales in the first nine months of 2014 were due to the resale of routes purchased because of IBO defaults or route reengineering projects that were initiated in order to maximize the efficiency of route territories for the IBOs. See Note 14 for further information related to IBOs.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 10. LONG-TERM DEBT
Long-term debt outstanding as of October 3, 2015 and January 3, 2015 consisted of the following:

(in thousands)	October 3, 2015	January 3, 2015
Revolving credit facility	$50,000	$50,000
Other long-term debt	390,532	396,937
Total debt	440,532	446,937
Current portion of long-term debt	(8,541)	(8,561)
Total long-term debt	$431,991	$438,376
Our revolving credit facility allows us to make revolving credit borrowings of up to $375 million through May 2019. As of October 3, 2015 and January 3, 2015, we had available borrowings on this facility of $325 million. During the first nine months of 2015, there were no repayments or proceeds from our revolving credit facility. During the first nine months of 2014, we repaid $321.0 million and received proceeds of $286.0 million from our revolving credit facility. The net repayments were primarily funded by cash received from the sale of Private Brands. We are currently in compliance with all covenants contained in our debt agreements.
NOTE 11. INCOME TAXES
As of October 3, 2015, we recorded gross unrecognized tax benefits for uncertain tax positions totaling $2.8 million and related interest and penalties of $1.3 million in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. Of this total amount, $2.9 million, which includes interest and penalties, would affect the effective tax rate if subsequently recognized. As of January 3, 2015, we recorded gross unrecognized tax benefits totaling $3.7 million and related interest and penalties of $1.4 million in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. We expect certain income tax audits will be settled, positions will be resolved through administrative procedures or statutes of limitations will expire for various tax authorities during the next twelve months, resulting in a potential $0.8 million reduction of the unrecognized tax benefit amount. We classify interest and penalties associated with uncertain tax positions within income tax expense.
The effective tax rate decreased from 41.8% for the third quarter of 2014 to 29.4% for the third quarter of 2015. The significantly higher effective tax rate in the third quarter of 2014 was primarily due to the revaluation of deferred tax assets and liabilities due to the sale of Private Brands and the associated impact on various consolidated and unitary state income tax rates.
The effective tax rate decreased from 35.4% for the first nine months of 2014 to 33.7% for the first nine months of 2015. The higher effective tax rate in the first nine months of 2014 was primarily due to the revaluation of deferred tax assets and liabilities due to the sale of Private Brands and the associated impact on various consolidated and unitary state income tax rates, partially offset by the release of previously established unrecognized tax benefits as a result of the completion of an audit and the related expiration of certain statutes of limitation in the first quarter of 2014.
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

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes information regarding financial assets and financial liabilities that are measured at fair value as of October 3, 2015 and January 3, 2015.

(in thousands)	Book Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance as of October 3, 2015:
Assets:
Cash and cash equivalents	$64,316	$64,316	$—	$—
Restricted cash	966	966	—	—
Total assets	$65,282	$65,282	$—	$—

Liabilities:
Interest rate swaps	$2,280	$—	$2,280	$—
Total liabilities	$2,280	$—	$2,280	$—

Balance as of January 3, 2015:
Assets:
Cash and cash equivalents	$35,373	$35,373	$—	$—
Restricted cash	966	966	—	—
Total assets	$36,339	$36,339	$—	$—

Liabilities:
Interest rate swaps	$438	$—	$438	$—
Total liabilities	$438	$—	$438	$—
There were no changes among the levels during the first nine months of 2015.
The fair value of outstanding debt, including current maturities, was approximately $445 million and $453 million as of October 3, 2015 and January 3, 2015, respectively. These Level 2 fair value estimates were based on similar debt with the same maturities, company credit rating and interest rates.
NOTE 13. DERIVATIVE INSTRUMENTS
We are exposed to certain risks relating to our business operations. We use derivative instruments to manage interest rate risks. The fair value of the derivative instrument liability in the Condensed Consolidated Balance Sheets using Level 2 inputs was as follows:

(in thousands)	Balance Sheet Location	October 3, 2015	January 3, 2015
Interest rate swaps	Other current liabilities	$86	$438
Interest rate swaps	Other noncurrent liabilities	2,194	—
Total fair value of derivative instruments		$2,280	$438
Interest Rate Swaps
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements in order to maintain a desired proportion of fixed to variable-rate debt. These swaps are accounted for as cash flow hedges. The fair value of interest rate swaps was determined utilizing a market approach model using the notional amount of the interest rate swaps and the observable inputs of time to maturity and interest rates. The notional amount of the interest rate swaps designated as hedging instruments as of October 3, 2015 and January 3, 2015 was $125.0 million and $50.0 million, respectively.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

In February 2015, we entered into two interest rate swap agreements to manage the exposure to changing interest rates on long-term debt. We entered into an agreement with a notional amount of $25.0 million in order to fix a portion of our term loan due in May 2019 at an interest rate of 1.58%, plus applicable margins, effective for the interest periods from May 2015 through May 2019. A second agreement with a notional amount of $50.0 million was entered into in order to fix a portion of our term loan due in May 2024 at an interest rate of 1.98%, plus applicable margins, effective for the interest periods from May 2015 through May 2022.

Our remaining interest rate swap with a notional amount of $50.0 million is used to fix the interest rate for a portion of our revolving credit facility and expires in November 2015.

Foreign Currency Forwards
During 2014, we had foreign currency forwards in order to mitigate foreign exchange risk related to our former Canadian operations that were discontinued in the middle of 2014 (see Note 3).

Changes in Other Comprehensive Income
The changes in unrealized losses, net of income tax, included in other comprehensive income due to fluctuations in interest rates and foreign exchange rates were as follows:

	Quarter Ended		Nine Months Ended
(in thousands)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
(Losses)/gains on interest rate swaps, net of income tax benefit/(expense) of $709, ($57), $707 and ($123), respectively	$(1,138)	$91	$(1,134)	$197
Gains on foreign currency forwards, net of income tax expense of $0, $0, $0, and $10, respectively	—	—	—	21
Total change in unrealized losses from derivative instruments, net of income tax (effective portion)	$(1,138)	$91	$(1,134)	$218
NOTE 14. COMMITMENTS AND CONTINGENCIES
Contractual Obligations
In order to mitigate the risks of volatility in commodity markets to which we are exposed, we entered into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Purchase commitments for certain ingredients, packaging materials and energy totaled $104.0 million as of October 3, 2015, as compared to $105.2 million as of January 3, 2015. In addition to these commitments, we have contracts for certain ingredients and packaging materials where we have secured a fixed price but do not have a minimum purchase quantity. We generally contract from approximately three to twelve months in advance for certain major ingredients and packaging.
We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $11.6 million as of October 3, 2015 and $11.4 million as of January 3, 2015.
Guarantees
We currently provide a partial guarantee for loans made to IBOs by third-party financial institutions for the purchase of route businesses. The outstanding aggregate balance on these loans was approximately $138.1 million as of October 3, 2015 compared to approximately $130.3 million as of January 3, 2015. The annual maximum amount of future payments we could be required to make under the guarantee equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the route businesses for which the loans are made. Accordingly, we have the ability to recover substantially all of the outstanding loan value upon default, and our liability associated with this guarantee is not material.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Legal Matters
We have certain class action legal proceedings filed against us which allege that certain ingredients in some of our products that are labeled as “natural” and “all natural” are not natural. Although we believe that we have strong defenses against these claims, we reached a tentative settlement agreement in the third quarter in order to avoid the costs and uncertainty of litigation. The tentative settlement amount of $2.8 million was accrued in other payables and accrued liabilities in the Condensed Consolidated Balance Sheets in the second quarter of 2015 and is subject to the preparation, negotiation and execution of definitive settlement agreements. The associated expense of $2.8 million was recorded primarily in the second quarter of 2015 and is included in settlements of certain litigation in the Condensed Consolidated Statements of Income.

In addition, we currently have a purported class action legal proceeding related to the IBO network. With respect to the action that was originally commenced in Massachusetts and is now in the U.S. District Court for the Middle District of Pennsylvania, that matter reached a tentative settlement during the third quarter of 2015 of $2.9 million. The tentative settlement is awaiting court approval. Although we do not admit any fault or liability in this matter, we made the decision to agree to the tentative settlement in the third quarter in order to fully resolve the matter. The tentative settlement amount of $2.9 million was accrued in other payables and accrued liabilities in the Condensed Consolidated Balance Sheets in the third quarter of 2015 as we determined that the payment was probable and reasonably estimable at that time. The $2.9 million expense associated with this matter is included in settlements of certain litigation in the Condensed Consolidated Statements of Income.

With respect to any other class action legal proceedings related to our IBO network, we cannot currently estimate our potential liability, damages or range of potential loss in connection with these outstanding legal proceedings, but the impact could be material to our condensed consolidated financial statements.

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
NOTE 15. RELATED PARTY TRANSACTIONS
ARWCO Corporation, MAW Associates, LP and Warehime Enterprises, Inc. are significantly owned or controlled by Patricia A. Warehime, a member of our Board of Directors and a beneficial owner of more than 5% of our common stock. Among other unrelated business activities, these entities provide financing to IBOs for the purchase of route businesses. We have entered into loan service agreements with these related parties that allow us to repurchase certain distribution assets in the event an IBO defaults on a loan with the related party. We are required to repurchase the assets 30 days after default at the value as defined in the loan service agreement, which approximates fair market value. As of October 3, 2015, there were outstanding loans made to IBOs by the related parties of approximately $28.2 million, compared to $26.4 million as of January 3, 2015. Michael A. Warehime, our former Chairman of the Board, who passed away in August 2014, served as an officer and/or director of these entities. Patricia A. Warehime is the executrix, trustee and principal beneficiary of Mr. Warehime's estate and trust. Transactions with these related parties are primarily related to the collection and remittance of loan payments on notes receivable held by the affiliates. We are reimbursed for certain overhead and administrative services associated with the services provided to these related parties. The receivables from, payables to and administrative fees from these entities are not significant for any period presented.
One of our directors, C. Peter Carlucci, Jr., is a member of Eckert Seamans Cherin & Mellott, LLC (“Eckert”), which serves as one of our outside legal firms. Expenses incurred for services provided by Eckert were $0.1 million and $0.2 million for the third quarters of 2015 and 2014, respectively and $0.6 million and $0.5 million for the first nine months of 2015 and 2014, respectively.
A facility used to support distribution of our products in the northeastern United States is leased from an entity owned by two of our employees. One of the employees is Peter L. Michaud, Senior Vice President and General Manager of the Clearview Foods™ Division. There were $0.1 million in lease payments made to this entity for the third quarters of both 2015 and 2014 and $0.3 million for the first nine months of both 2015 and 2014.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 16. OTHER COMPREHENSIVE INCOME
Total comprehensive income attributable to us, determined as net income adjusted by total other comprehensive income, was $14.5 million and $126.2 million for the third quarters of 2015 and 2014, respectively, and $42.1 million and $155.1 million for the first nine months of 2015 and 2014, respectively. Total other comprehensive income presently consists of foreign currency translation adjustments and unrealized gains and losses from our derivative financial instruments accounted for as cash flow hedges.
Amounts reclassified out of accumulated other comprehensive income, net of tax, consisted of the following:

		Quarter Ended		Nine Months Ended
(in thousands)	Income Statement Location	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Losses on cash flow hedges reclassified out of accumulated other comprehensive income:
Interest rate swaps, net of tax of $175, $56, $334 and $163, respectively	Interest expense, net	$(280)	$(91)	$(536)	$(262)
Foreign currency forwards	Discontinued operations, net of income tax	—	—	—	(191)
Total cash flow hedge reclassifications, net of tax		$(280)	$(91)	$(536)	$(453)

Foreign currency translation adjustments reclassified from accumulated other comprehensive income	Discontinued operations, net of income tax	$—	$11,106	$—	$11,106
Total amounts reclassified from accumulated other comprehensive income		$(280)	$11,015	$(536)	$10,653
During the first nine months of 2015, changes to the balance in accumulated other comprehensive income were as follows:

(in thousands)	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of January 3, 2015	$(270)	$(737)	$(1,007)

Other comprehensive loss before reclassifications	(1,670)	(451)	(2,121)
Losses reclassified from accumulated other comprehensive income	536	—	536
Net other comprehensive loss	(1,134)	(451)	(1,585)

Balance as of October 3, 2015	$(1,404)	$(1,188)	$(2,592)

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

During the first nine months of 2014, changes to the balance in accumulated other comprehensive income were as follows:

(in thousands)	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of December 28, 2013	$(574)	$10,745	$10,171

Other comprehensive loss before reclassifications	(235)	(239)	(474)
Losses/(gains) reclassified from accumulated other comprehensive income	453	(11,106)	(10,653)
Net other comprehensive income/(loss)	218	(11,345)	(11,127)

Balance as of September 27, 2014	$(356)	$(600)	$(956)
NOTE 17. SEGMENT REPORTING
We operate in one business segment: the manufacturing, distribution, marketing and sale of snack food products. We define business segments as components of an organization for which discrete financial information is available and operating results are evaluated on a regular basis by the chief operating decision maker (“CODM”) in order to assess performance and allocate resources. Our CODM is our President and Chief Executive Officer. Characteristics of our organization which were relied upon in making the determination that we operate in one business segment include the similar nature of all of the products that we sell, the functional alignment of our organizational structure, and the reports that are regularly reviewed by the CODM for the purpose of assessing performance and allocating resources.
Revenue by Product Category
Net revenue by product category was as follows:

	Quarter Ended		Nine Months Ended
(in thousands)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Branded	$289,664	$276,754	$866,026	$817,876
Partner brand	84,174	86,232	256,535	251,241
Other	42,935	46,322	127,981	112,803
Net revenue	$416,773	$409,308	$1,250,542	$1,181,920
Due to the acquisition of a controlling interest in Late July in October of 2014, revenue from the sale of Late July® products are now classified as Branded revenue. For the third quarter and first nine months of 2014, we have reclassified $2.3 million and $7.2 million, respectively, of Partner brand revenue and $1.2 million and $3.2 million, respectively, of Other revenue associated with Late July® products to Branded revenue to be consistent with current year presentation.
NOTE 18. SIGNIFICANT CUSTOMERS
Sales to our largest retail customer, Wal-Mart Stores, Inc. ("Wal-Mart"), either through IBOs or direct distribution network, were approximately 13% of net revenue for both the third quarter and first nine months of 2015 and 13% and 14% of net revenue for the third quarter and first nine months of 2014, respectively. Our sales to Wal-Mart do not include sales of our products that may be made to Wal-Mart by third-party distributors outside our direct-store delivery ("DSD") distribution network. Sales to these third-party distributors represent approximately 6% of our net revenue and may increase sales of our products to Wal-Mart by an amount we are unable to estimate. Accounts receivable as of October 3, 2015 and January 3, 2015, included receivables from Wal-Mart totaling $15.7 million and $13.8 million, respectively.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 19. SUBSEQUENT EVENTS
Definitive Agreement to Acquire Diamond Foods
On October 27, 2015, we entered into a definitive agreement (the "Merger Agreement") to acquire all outstanding shares of Diamond Foods, Inc. ("Diamond Foods") in a cash and stock merger transaction for approximately $1.91 billion, including the assumption of approximately $640 million of indebtedness. Under the terms of the Merger Agreement, our wholly owned subsidiary will merge with and into Diamond Foods with Diamond Foods surviving as our wholly-owned subsidiary, which will merge with and into a Delaware limited liability company, which is also our wholly-owned subsidiary with such limited liability company surviving as our wholly-owned subsidiary (collectively, the “Merger”).
Pursuant to the terms of the Merger Agreement, at the effective time of the first Merger, each share of Diamond Foods’ common stock that is issued and outstanding immediately prior to the effective time of the first Merger (other than (i) treasury shares held by Diamond Foods, (ii) shares owned by us or any of our subsidiaries and (iii) shares that are owned by stockholders who have perfected and not withdrawn a demand for appraisal rights pursuant to Delaware law) will be canceled and converted into the right to receive 0.775 shares of our common stock and $12.50 in cash.
The transaction will create an innovative, highly complementary and diversified portfolio of branded products. Diamond Foods is a leading snack food company with a portfolio of five brands including Kettle Brand® potato chips, KETTLE® Chips, Pop Secret® popcorn, Emerald® snack nuts and Diamond of California® culinary nuts. The transaction will also expand our "better-for-you" snack category and increase our existing natural food channel presence. In addition, we expect that this transaction will expand and strengthen our DSD network in the United States, and provide a dynamic platform for growth in the United Kingdom and across Europe. The transaction is expected to close in early 2016, subject to stockholder and regulatory approvals and other customary closing conditions. As of the date of this filing, there can be no assurance that the transaction will be completed.
Cash Dividend Declared
On October 27, 2015, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on November 27, 2015 to stockholders of record on November 20, 2015.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an assessment of our financial condition, results of operations, and liquidity and capital resources and should be read in conjunction with the accompanying consolidated financial statements and notes to the financial statements. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended January 3, 2015, and those described from time to time in our other reports filed with the Securities and Exchange Commission, including Item 1A. Risk Factors of Part II of this Quarterly Report on Form 10-Q.
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
Overview
Recent Announcements
During 2014, we completed three significant transactions that support our overall strategy and position us to focus on our branded products and national distribution network.  Expanding on these efforts to execute our strategic plan, on October 27, 2015, we entered into a definitive agreement to acquire all of the outstanding stock of Diamond Foods, Inc. ("Diamond Foods"). Under the terms of the agreement, we will acquire all of the outstanding shares of Diamond Foods in a cash and stock merger transaction for approximately $1.91 billion, including the assumption of approximately $640 million in indebtedness. Diamond Foods' stockholders will receive 0.775 shares of Snyder's-Lance common stock and $12.50 in cash for each Diamond Foods' share upon the closing of the transaction, which is expected to occur in early 2016, subject to stockholder and regulatory approvals and other customary closing conditions.

The strategic combination of Snyder's-Lance and Diamond Foods will create an innovative, highly complementary and diversified portfolio of branded snacks. Diamond Foods is a leading snack food company with five brands including Kettle Brand® potato chips, KETTLE® Chips, Pop Secret® popcorn, Emerald® snack nuts, and Diamond of California® culinary nuts. Each Diamond Foods brand brings unique strengths that fit with our strategic plan while increasing our annualized net revenue to approximately $2.6 billion, which is net of revenue already generated by the distribution of a Diamond Foods brand through our Direct Store Delivery ("DSD") network.

The transaction will expand our footprint in "better-for-you" snacking and will increase the Company's existing natural food channel presence. We expect that this transaction will expand and strengthen our DSD network in the United States, and provide us with a platform for growth in the United Kingdom and across Europe.

Third Quarter Performance
We continued to focus our sales efforts on the growth of our branded products during the third quarter of 2015, with emphasis on our Core brands (Snyder’s of Hanover®, Lance®, Cape Cod®, Snack Factory® Pretzel Crisps®, and Late July®).  Our growth strategy for our Core brands continues to focus on quality, innovation and expanded distribution. We are also achieving our goals regarding the mix of "better for you" products relative to our entire portfolio and continue to be responsive to constantly changing consumer trends.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results for the third quarter of 2015 were impacted as follows:

•
We continued to grow sales with existing customers as well as expand the distribution of our Cape Cod® kettle cooked chips, which resulted in high single-digit revenue growth and increased market share for the Cape Cod® brand in the third quarter of 2015.

•
Snack Factory® Pretzel Crisps® pretzel crackers experienced revenue and market share growth compared to the third quarter of 2014. We also continued to further develop our production capabilities for pretzel crackers at our Goodyear, Arizona manufacturing facility, which began production in the second quarter of 2015 and provides additional capacity for these products.

•	Late July® continued to expand distribution and increase sales to existing customers, resulting in significant market share gains in the third quarter of 2015 compared to the third quarter of 2014.

•	Snyder's of Hanover® continued to strengthen its leadership of the pretzel category with strong market share growth compared to the third quarter of 2014.

•
We increased market share and net revenue for our Lance® sandwich crackers compared to the third quarter of 2014 as we continued to build on the positive momentum that our Lance® branded products have generated throughout 2015.

•	We incurred an expense of $2.9 million during the third quarter of 2015 for a purported class action legal proceeding related to our IBO network.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended October 3, 2015 Compared to Quarter Ended September 27, 2014

	Quarter Ended				Favorable/ (Unfavorable) Variance
(in thousands)	October 3, 2015		September 27, 2014
Net revenue	$416,773	100.0%	$409,308	100.0%	$7,465	1.8%
Cost of sales	274,287	65.8%	266,088	65.0%	(8,199)	(3.1)%
Gross margin	142,486	34.2%	143,220	35.0%	(734)	(0.5)%
Selling, general and administrative	114,835	27.6%	116,659	28.5%	1,824	1.6%
Settlements of certain litigation	2,900	0.7%	—	—%	(2,900)	(100.0)%
(Gain)/loss on sale of route businesses, net	(501)	(0.1)%	22	—%	523	nm
Other expense, net	115	—%	61	—%	(54)	(88.5)%
Income before interest and income taxes	25,137	6.0%	26,478	6.5%	(1,341)	(5.1)%
Interest expense, net	2,851	0.6%	2,984	0.8%	133	4.5%
Income tax expense	6,557	1.6%	9,809	2.4%	3,252	33.2%
Income from continuing operations	15,729	3.8%	13,685	3.3%	2,044	14.9%
Income from discontinued operations, net of income tax	—	—%	124,097	30.4%	(124,097)	(100.0)%
Net income	$15,729	3.8%	$137,782	33.7%	$(122,053)	(88.6)%
nm = not meaningful
Net Revenue
Net revenue by product category was as follows:

	Quarter Ended				Favorable/ (Unfavorable) Variance
(in thousands)	October 3, 2015		September 27, 2014
Branded	$289,664	69.5%	$276,754	67.6%	$12,910	4.7%
Partner brand	84,174	20.2%	86,232	21.1%	(2,058)	(2.4)%
Other	42,935	10.3%	46,322	11.3%	(3,387)	(7.3)%
Net revenue	$416,773	100.0%	$409,308	100.0%	$7,465	1.8%
Overall net revenue increased $7.5 million, or 1.8%, compared to the third quarter of 2014, led by strong branded revenue growth.
Branded net revenue increased $12.9 million, or 4.7%, compared to the third quarter of 2014, primarily due to incremental Late July® revenue as well as revenue and market share growth in all our other Core brands. Our Cape Cod® products increased market share in a growing kettle potato chip market due to higher sales with existing customers and expanded distribution. The continued positive trends led to high single-digit growth in our Cape Cod® products during the third quarter of 2015. We also experienced low single-digit net revenue increases in our Snack Factory® Pretzel Crisps®, Snyder's of Hanover®, and Lance products, with all three brands increasing market share compared to the third quarter of 2014. The growth in these brands was limited by retailer consolidation and declines in our mass merchandiser channel. Our Lance® branded products continued to build on the positive momentum they have generated throughout 2015 by achieving revenue growth for the first time since the start of our brand renovation project in early 2014. Revenue from our Allied branded products (Tom's®, Archway®, Jays®, Stella D'oro®, EatSmart™, Krunchers!®, and O-Ke-Doke®) declined slightly in the third quarter of 2015 compared to the third quarter of 2014 due to softness in certain salty snacks.
Partner brand net revenue declined $2.1 million, or 2.4% compared to the third quarter of 2014. The decrease was primarily due to a reduction in retail demand for certain brands or products that we distribute through our DSD network.
Other net revenue declined $3.4 million, or 7.3%, from the third quarter of 2014 due to a reduction in contract manufacturing revenue from Shearer's as they begin to add the capacity necessary to produce certain products that we were producing under the terms of the Supply Agreement.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Margin
Gross margin decreased $0.7 million in the third quarter of 2015 compared to the third quarter of 2014 and also declined 0.8% as a percentage of revenue. The decrease in gross margin compared to the prior year as well as the decline as a percentage of revenue was primarily the result of lower capacity utilization at certain manufacturing locations as well as manufacturing and warehousing inefficiencies.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $1.8 million in the third quarter of 2015 compared to the third quarter of 2014, and declined 0.9% as a percentage of net revenue. The decrease in selling, general and administrative expenses in the third quarter of 2015 was due to cost reduction efforts associated with our margin improvement and restructuring plan as well as lower incentive compensation expense. These reductions in selling, general and administrative expenses were partially offset by additional expenses associated with the increased investment in Late July, which occurred in the fourth quarter of 2014 and higher freight costs due to an increase in sales volume of our salty snacks.

Settlements of Certain Litigation
We recognized $2.9 million in expense during the third quarter of 2015 associated with a tentative settlement reached in our purported class action IBO litigation. See Note 14 to the condensed consolidated financial statements for additional information related to this tentative settlement. There were no significant litigation settlements in the third quarter of 2014.
Gain on the Sale of Route Businesses, Net
Net gains on the sale of route businesses for the third quarter of 2015 consisted of $1.1 million in gains and $0.6 million in losses. In the third quarter of 2014, net gains on the sale of route businesses consisted of $0.4 million in gains and $0.4 million in losses on the sale of route businesses. The majority of the net gains on the sale of route business during the third quarter of 2015 were due to the decision to sell certain route businesses that were previously Company-owned as well as route reengineering projects that were initiated in order to maximize the efficiency of route territories for the IBOs. The route business sales activity in the third quarter of 2014 was due to the resale of routes purchased because of IBO defaults or route reengineering projects that were initiated in order to maximize the efficiency of route territories for the IBOs. We anticipate total net gains on the sale of route businesses of approximately $2 million during 2015 due primarily to the planned sale of certain route businesses that are currently Company-owned.
Interest Expense, Net
Interest expense decreased approximately $0.1 million in the third quarter of 2015 compared to the third quarter of 2014. The decrease was due to slightly lower debt levels in 2015.
Income Tax Expense
Our effective income tax rate decreased to 29.4% for the third quarter of 2015 from 41.8% for the third quarter of 2014. The significantly higher effective tax rate in the third quarter of 2014 was primarily due to the revaluation of deferred tax assets and liabilities due to the sale of Private Brands and the associated impact on various consolidated and unitary state income tax rates.

Discontinued Operations, Net of Income Tax
Income from discontinued operations primarily represented a gain on the sale of Private Brands during the third quarter of 2014. We sold Private Brands at the beginning of the third quarter of 2014, so there was no remaining activity related to these operations in the third quarter of 2015.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nine Months Ended October 3, 2015 Compared to Nine Months Ended September 27, 2014

	Nine Months Ended				Favorable/ (Unfavorable) Variance
(in thousands)	October 3, 2015		September 27, 2014
Net revenue	$1,250,542	100.0%	$1,181,920	100.0%	$68,622	5.8%
Cost of sales	817,211	65.3%	760,625	64.4%	(56,586)	(7.4)%
Gross margin	433,331	34.7%	421,295	35.6%	12,036	2.9%
Selling, general and administrative	355,828	28.5%	354,035	30.0%	(1,793)	(0.5)%
Settlements of certain litigation	5,675	0.5%	—	—%	(5,675)	(100.0)%
Impairment charges	—	—%	7,503	0.6%	7,503	100.0%
Gain on sale of route businesses, net	(1,368)	(0.1)%	(1,438)	(0.1)%	(70)	(4.9)%
Other (income)/loss, net	(731)	(0.1)%	642	—%	1,373	nm
Income before interest and income taxes	73,927	5.9%	60,553	5.1%	13,374	22.1%
Interest expense, net	7,989	0.6%	10,485	0.9%	2,496	23.8%
Income tax expense	22,233	1.8%	17,719	1.5%	(4,514)	(25.5)%
Income from continuing operations	43,705	3.5%	32,349	2.7%	11,356	35.1%
Income from discontinued operations, net of income tax	—	—%	133,942	11.4%	(133,942)	(100.0)%
Net income	$43,705	3.5%	$166,291	14.1%	$(122,586)	(73.7)%
nm = not meaningful
Net Revenue
Net revenue by product category was as follows:

	Nine Months Ended				Favorable/ (Unfavorable) Variance
(in thousands)	October 3, 2015		September 27, 2014
Branded	$866,026	69.3%	$817,876	69.2%	$48,150	5.9%
Partner brand	256,535	20.5%	251,241	21.3%	5,294	2.1%
Other	127,981	10.2%	112,803	9.5%	15,178	13.5%
Net revenue	$1,250,542	100.0%	$1,181,920	100.0%	$68,622	5.8%
Overall net revenue increased $68.6 million, or 5.8%, compared to the first nine months of 2014, primarily due to additional revenue from our Baptista's acquisition and consolidation of Late July® as well as growth in Branded revenues.
Branded net revenue increased $48.2 million, or 5.9%, compared to the first nine months of 2014, led by incremental Late July® revenue as well as revenue growth in three of our other Core brands. Our Cape Cod® products realized double-digit volume and strong market share growth in the first nine months of 2015 as a result of increased sales with existing customers and expanded distribution. We also experienced net revenue increases in our Snack Factory® Pretzel Crisps® and Snyder's of Hanover® products, driven by increased volume which drove market share growth. The net revenue increases from the other Core brands were partially offset by a slight decrease in net revenues from our Lance® products. However, as discussed in our comparison of the third quarter results, revenues from Lance® products have started to increase in the second half of the year. Revenue from our Allied branded products declined slightly in the first nine months of 2015 compared to the first nine months of 2014.
Partner brand net revenue grew 2.1% compared to the first nine months of 2014. The increase was primarily due to gaining new products for distribution through our DSD network.
Other net revenue increased $15.2 million, or 13.5%, from the first nine months of 2014 due to increased revenue from the acquisition of Baptista's, partially offset by a reduction in revenue from certain contract manufactured products.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Margin
Gross margin increased $12.0 million in the first nine months of 2015 compared to the first nine months of 2014 but declined 0.9% as a percentage of revenue. The increase in gross margin was due to increased sales volume compared to the prior year across most product categories. The decline as a percentage of revenue was primarily the result of increased promotions to provide support for our new product offerings and generate additional volume for our Branded products, as well as unfavorable product mix compared to the prior year. Our increased promotional spending as a percentage of revenue during the first nine months of 2015 resulted in approximately $13.9 million of additional promotional expense when compared to the first nine months of 2014, or approximately 1.1% lower gross margin as a percentage of revenue.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $1.8 million in the first nine months of 2015 compared to the first nine months of 2014, but decreased 1.5% as a percentage of net revenue. The increase in selling, general and administrative expenses was due to the acquisition of Baptista's and the consolidation of Late July due to the increased investment in the fourth quarter of 2014. However, these costs were substantially offset by cost reduction efforts associated with our margin improvement and restructuring plan that was initiated in the third quarter of 2014.

Settlements of Certain Litigation
We recognized $5.7 million in expense during the first nine months of 2015 associated with tentative settlements reached in our "all-natural" and IBO class action lawsuits. See Note 14 to the condensed consolidated financial statements for additional information related to these tentative settlements. There were no significant litigation settlements in the first nine months of 2014.
Impairment Charges
We recognized no impairment charges in the first nine months of 2015 compared to $7.5 million in impairment charges in the first nine months of 2014. The 2014 impairment charges were related to a $3.6 million write-down of one of our trademarks, $2.9 million in impairment of machinery and equipment where expected future cash flows are not expected to support the carrying value due to the sale of Private Brands, and $1.0 million in impairment related to our Corsicana, Texas facility.
Gain on the Sale of Route Businesses, Net
Net gains on the sale of route businesses for the first nine months of 2015 consisted of $2.6 million in gains and $1.2 million in losses. In the first nine months of 2014, net gains on sale of route businesses consisted of $3.2 million in gains and $1.8 million in losses. The majority of the net gains on the sale of route business during the first nine months of 2015 were due to the decision to sell certain route businesses that were previously Company-owned as well as route reengineering projects that were initiated in order to maximize the efficiency of route territories for the IBOs. The majority of the net gains on the sale of route businesses in the first nine months of 2014 were due to the resale of routes purchased because of IBO defaults or route reengineering projects that were initiated in order to maximize the efficiency of route territories for the IBOs.
Other Income, Net
Other income increased approximately $1.4 million from the first nine months of 2014 to the first nine months of 2015 due primarily to gains on the sale of certain cost method investments recognized in the first nine months of 2015 as well as higher net gains on the sale of fixed assets.
Interest Expense, Net
Interest expense decreased approximately $2.5 million in the first nine months of 2015 compared to the first nine months of 2014. The decrease was due to lower debt levels in 2015 as well as a $0.8 million write-off of previously capitalized debt issuance costs that occurred in 2014 due to debt refinancing.
Income Tax Expense
Our effective income tax rate decreased from 35.4% for the first nine months of 2014 to 33.7% for the first nine months of 2015. The higher effective tax rate in the first nine months of 2014 was primarily due to the revaluation of deferred tax assets and liabilities due to the sale of Private Brands and the associated impact on various consolidated and unitary state income tax rates, partially offset by the release of previously established unrecognized tax benefits as a result of the completion of an audit and the related expiration of certain statutes of limitation in the first quarter of 2014.

Discontinued Operations, Net of Income Tax
Income from discontinued operations primarily resulted from the gain on the sale of Private Brands during the first nine months of 2014. We sold Private Brands at the beginning of the third quarter of 2014, so there was no remaining activity related to these operations in the third quarter of 2015.

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

Definitive Agreement to Acquire Diamond Foods
On October 27, 2015, we entered into a definitive agreement to acquire all of the outstanding stock of Diamond Foods in a cash and stock merger transaction for approximately $1.91 billion, including the assumption of approximately $640 million in indebtedness. We intend to fund the transaction through the issuance of approximately 25 million shares of Snyder's-Lance common stock, subject to stockholder approval, as well as a combination of cash on hand, existing credit facilities, and the issuance of new debt in accordance with the financing commitment we obtained to acquire Diamond Foods. Our current expectation is that our total debt will likely increase by approximately $1.0 billion as a result of this transaction. Subsequent to the completion of the proposed transaction, we believe that we will continue to have sufficient liquidity to enable us to meet both our short and long-term needs and will continue to comply with all debt covenants.

This merger transaction is currently pending a regulatory review process by the Federal Trade Commission, which will likely take several months.  Under certain conditions, including lack of regulatory approval, we would be obligated to pay $50 million to $100 million to Diamond Foods if the transaction were cancelled, depending on the circumstances of such termination.
Cash Flows
The following table sets forth a summary of our cash flows for the nine months ended October 3, 2015 and September 27, 2014:

(in thousands)	October 3, 2015	September 27, 2014
Net cash provided by/(used in):
Operating activities	$94,458	$(1,416)
Investing activities	(32,322)	178,610
Financing activities	(33,193)	(78,030)
Net increase in cash and cash equivalents	$28,943	$99,164
Operating Cash Flows
Overall, cash flow provided by operating activities increased $95.9 million in the first nine months of 2015 compared to the first nine months of 2014. The increase in net cash provided by operating activities was primarily driven by taxes paid in 2014 due to the gain on the sale of Private Brands. Approximately $89 million in income taxes related to the gain on the sale of Private Brands were paid in the first nine months of 2014. This resulted in substantially lower cash flows provided by operating activities in the first nine months of 2014 compared to 2015. Absent all of the activity associated with the gain on the sale of Private Brands in 2014, operating cash flows were up approximately $6.9 million for the first nine months of 2015 compared to the first nine months of 2014.
Investing Cash Flows
Cash used in investing activities totaled $32.3 million in the first nine months of 2015, compared with $178.6 million of cash provided by investing activities in the first nine months of 2014. The cash used in investing activities during the first nine months of 2015 was primarily due to normal investing activities such as capital expenditures and route purchase and sale activities. During the first nine months of 2014, the cash provided by investing activities was primarily due to the receipt of $430.0 million for the sale of Private Brands partially offset by the use of $202.3 million for the acquisition of Baptista's during the first nine months of 2014.
Capital expenditures for fixed assets, principally manufacturing equipment, were $38.8 million for the first nine months of 2015, compared to $53.0 million for the first nine months of 2014. For 2015, we expect total capital expenditures of approximately $56 million to $58 million, compared to $72.1 million in 2014. We anticipate a decline in capital expenditures in 2016, with a current estimate of $50 million to $55 million, excluding the potential impact of the agreement with Diamond Foods discussed above.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Proceeds from the sale of route businesses, net of repurchases, generated investing cash flow of $4.1 million in the first nine months of 2015 compared to $2.0 million in the first nine months of 2014.
Financing Cash Flows
Net cash used in financing activities of $33.2 million in the first nine months of 2015 was principally due to dividend payments of $33.9 million and repayments of long-term debt of $5.6 million, partially offset by proceeds from the issuance of common stock associated with option exercises of $7.2 million. This compared to net cash used in financing activities in the first nine months of 2014 of $78.0 million, which was primarily due to net repayments of existing credit facilities of $35.0 million, repayments of long-term debt totaling $11.6 million and dividend payments of $33.7 million.
On October 27, 2015, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on November 27, 2015 to stockholders of record on November 20, 2015.
Debt
Our total outstanding debt was $440.5 million and $446.9 million as of October 3, 2015 and January 3, 2015, respectively. Our primary credit agreement allows us to make revolving credit borrowings of up to $375 million through May 2019. As of October 3, 2015 and January 3, 2015, we had available $325 million of unused credit facilities. The credit agreement requires us to comply with certain covenants, and we are currently in compliance with all such covenants. We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $11.6 million as of October 3, 2015 and $11.4 million as of January 3, 2015.
Contractual Obligations
We lease certain facilities and equipment classified as operating leases. In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have also entered into forward purchase agreements with certain suppliers based on market prices and expected usage levels. Purchase commitments for certain ingredients, packaging materials and energy totaled $104.0 million as of October 3, 2015, as compared to $105.2 million as of January 3, 2015. In addition to these commitments, we have contracts for certain ingredients and packaging materials where we have secured a fixed price but do not have a minimum purchase quantity. We generally contract from approximately three to twelve months in advance for certain major ingredients and packaging.

Under certain conditions, including lack of regulatory approval, we would be obligated to pay $50 million to $100 million to Diamond Foods if the transaction were cancelled, depending on the circumstances of such termination.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity or cash flows.

We currently provide a partial guarantee for loans made to IBOs by third-party financial institutions for the purchase of route businesses. The outstanding aggregate balance on these loans was approximately $138.1 million as of October 3, 2015 compared to approximately $130.3 million as of January 3, 2015. The annual maximum amount of future payments we could be required to make under the guarantee equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the route businesses for which the loans are made. Accordingly, we have the ability to recover substantially all of the outstanding loan value upon default, and our liability associated with this guarantee is not significant.

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
Commodity Risk
We purchase certain raw materials that are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions and other factors beyond our control. Our most significant raw material requirements include flour, peanuts, oil, sugar, potatoes, tree nut seeds and corn. We also purchase packaging materials that are subject to price volatility. In the normal course of business, in order to mitigate the risks of volatility in commodity markets to which we are exposed, we enter into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Amounts committed under these forward purchase agreements are discussed in Note 14 to the consolidated financial statements in Item 1.
Interest Rate Risk
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desired proportion of fixed to variable-rate debt. See Note 13 to the consolidated financial statements in Item 1 for further information related to our interest rate swap agreements. While these interest rate swap agreements fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $0.9 million and $0.4 million lower without these swaps during the first nine months of 2015 and 2014, respectively. A 10% increase in variable interest rates would not have significantly impacted interest expense during the first nine months of 2015.
Credit Risk
We are exposed to credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. For the first nine months of 2015 and 2014, net bad debt expense was $0.9 million and $1.4 million, respectively. Allowances for doubtful accounts were $1.3 million at October 3, 2015 and $1.8 million at January 3, 2015. The decrease in the allowance for doubtful accounts was primarily due to the write-off of certain accounts receivable that were fully reserved.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risks are included under “Market Risks” in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, and pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 3, 2015.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) during the quarter ended October 3, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
IBO Litigation
In January 2013, plaintiffs comprised of IBOs filed a putative class action against our distribution subsidiary, S-L Distribution Company, Inc., in the Suffolk Superior Court of the Commonwealth of Massachusetts. The lawsuit was transferred to the United States District Court, Middle District of Pennsylvania. The lawsuit seeks statewide class certification on behalf of a class comprised of IBOs in Massachusetts. The plaintiffs allege that they were misclassified as independent contractors and should be considered employees. The plaintiffs are seeking reimbursement of their out-of-pocket business expenses. We believe we have strong defenses to all the claims that have been asserted against us. At this time, the Parties to this litigation have reached a tentative settlement on a class wide basis. We do not admit any fault or liability in this matter; however, in an effort to resolve these claims, we have agreed to pay $2.9 million to fully resolve the litigation. This amount has been accrued as reflected in the condensed consolidated financial statements. The settlement is subject to court approval. The parties are currently preparing the necessary settlement documents for court review and approval. It is anticipated that the settlement will fund and be distributed to the class members in the first half of 2016.

Other
We are currently subject to other lawsuits and environmental matters arising in the normal course of business. In our opinion, such matters should not have a material effect upon our consolidated financial statements taken as a whole.
Item 1A.  Risk Factors
In addition to the risk factors disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 3, 2015, the following additional risks related to the definitive agreement to acquire all of the outstanding stock of Diamond Foods, should be carefully considered:

The closing and consummation of the acquisition of Diamond Foods is subject to regulatory approval and the satisfaction of certain conditions, and we cannot predict whether the necessary conditions will be satisfied or waived and the requisite regulatory approvals received.

The completion of the acquisition of Diamond Foods is subject to regulatory approvals, including anti-trust approval, and customary conditions, including, without limitation:

•	the approval of the stockholders of both Snyder's-Lance and Diamond Foods;

•	the effectiveness of a registration statement on Form S-4 covering the shares of Snyder's-Lance common stock to be issued to stockholders of Diamond Foods;

•	the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;

•	the accuracy of the representations and warranties in the merger agreement and compliance with the respective covenants of the parties, subject to certain qualifiers;

•	the absence of any law or injunction that prohibits the consummation of the acquisition;

•	the absence of certain governmental actions;

•	the absence of a material adverse effect on Diamond Foods; and

•	the receipt by Diamond Foods of a customary tax opinion with respect to the merger.

Snyder's-Lance and Diamond Foods may fail to secure the requisite approvals in a timely manner or on terms desired or anticipated, and the acquisition of Diamond Foods may not close in the anticipated time frame, if at all.  We have no control over certain conditions in the merger agreement, and cannot predict whether such conditions will be satisfied or waived. Regulatory authorities may impose conditions on the completion of the merger or require changes to the terms of the transaction. Such conditions or changes may prevent the closing of the merger or cause the merger to be delayed, and delays may cause us to incur additional, potentially burdensome transaction costs.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Snyder's-Lance and Diamond Foods may be required to accept certain remedies in order to obtain regulatory approval for the merger, and any such remedies could reduce the projected benefits of the acquisition and negatively impact the combined company.

The imposition of remedies as a condition to obtaining regulatory approval for the transaction could limit the revenues of the combined company and negatively impact the combined company. The potential remedies may negatively impact the projected benefits of the proposed merger, along with the business, financial condition and competitiveness of Snyder’s-Lance, as the combined company.  Even if regulatory approval for the merger is obtained, any remedies could result in the total revenues of the combined post-merger entity being less than the combined historical revenues of Snyder's-Lance and Diamond Foods. However, the Merger Agreement specifically provides that in no event will we be required to sell or otherwise dispose of any assets or businesses to obtain regulatory approval.

Termination of the merger agreement or failure to consummate the acquisition of Diamond Foods could require us to make termination payments of $50 million to $100 million, which could adversely impact our stock price and would adversely impact our liquidity and financial condition.

The merger agreement contains certain termination rights, including the right of either party to terminate the merger agreement if the merger has not occurred by May 27, 2016, subject to extension under certain circumstances.  Furthermore, if the merger agreement is terminated, including due to a failure to obtain required antitrust approvals, in certain circumstances Snyder's-Lance will be required to pay Diamond Foods a termination fee of between $50 million and $100 million. The payment of such fees could have an adverse impact on our liquidity and financial condition.  In addition, if the merger agreement is terminated, we may suffer other negative consequences.  Our business may be negatively impacted by our management having focused its attention on acquiring Diamond Foods instead of pursuing other advantageous business opportunities or plans.  Furthermore, we will incur substantial expenses and costs related to the merger, whether or not it is consummated, including legal, accounting and advisory fees.  Also, failure to consummate the acquisition may result in negative market reactions, and may have an adverse impact on our stock price and future financial results.

Business uncertainties during the pendency of the proposed merger may adversely impact our current business operations and relationships with employees, vendors and customers.

Prospective suppliers, customers or other third parties may delay or decline to enter into agreements with us as a result of the uncertainties surrounding the proposed merger, and we may also lose current suppliers and customers as a result of these uncertainties.  Furthermore, uncertainties as to the effect of the merger transaction may adversely impact employee morale, and impede our ability to retain key employees.  The loss of key employees could impact our ability to successfully integrate the businesses of Snyder’s-Lance and Diamond Foods and fully realize the anticipated benefits of the acquisition.

The pending merger and our current pre-merger integration planning efforts may divert resources from our day-to-day operations and ongoing efforts related to other strategies and initiatives.

The pending merger and our current pre-merger integration planning efforts may divert our management’s attention from day-to-day business operations and the execution and pursuit of strategic plans and initiatives. The diversion of management attention from ongoing business operations and strategic efforts could result in performance shortfalls, which could adversely impact our business and operations.

The integration of the businesses of Snyder’s-Lance and Diamond Foods may be more difficult, costly or time consuming than expected, and the acquisition may not result in any or all of the anticipated benefits, including cost synergies.

The success of the acquisition of Diamond Foods by Snyder’s-Lance, including the realization of the anticipated benefits, will depend, in part, on the ability of Snyder’s-Lance, as the combined company, to successfully integrate the businesses of Snyder’s-Lance and Diamond Foods. Failure to effectively integrate the businesses could adversely impact the expected benefits of the merger, including cost synergies stemming from supply chain efficiencies, merchandising activities and overlapping general and administrative functions.

The integration of two large independent companies will be complex, and we will be required to devote significant management attention and incur substantial costs to integrate Snyder’s-Lance’s and Diamond Foods’ business practices, policies, cultures and operations. The integration process could also result in the loss of key employees, and the disruption of each company’s ongoing businesses, which could materially impact the combined company’s future financial results.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Furthermore, during the integration planning process and after the closing of the merger, we may encounter additional challenges and difficulties, including those related to, without limitation, managing a larger combined company; streamlining supply chains, consolidating corporate and administrative infrastructures and eliminating overlapping operations; retaining our existing vendors and customers; unanticipated issues in integrating information technology, communications and other systems; and unforeseen and unexpected liabilities related to the acquisition of Diamond Foods’ business.  Delays encountered in the integration could adversely impact the business, financial condition and operations of the combined company.

We may not be able to retain some of Diamond Foods’ vendors and customers after the proposed merger, which could negatively impact the anticipated benefits of the merger.

Diamond Foods’ vendors or customers may have termination rights that are triggered upon completion of the merger, and such vendors or customers may decide to not renew their existing relationship with us, and may instead select one of our competitors.  If we are unable to retain and maintain these vendor and customer relationships, then the business, financial condition and operations of Snyder’s-Lance, as the combined company, could be adversely impacted.

Consummation of the acquisition will require Snyder’s-Lance to incur significant additional indebtedness, which could adversely impact our financial condition and may hinder our ability to obtain additional financing and pursue other business and investment opportunities.

In connection with the merger, Snyder’s-Lance will assume or refinance all of Diamond Foods’ outstanding debt, which was approximately $640 million at the time the merger agreement was signed. The purchase price, as well as any refinancing of Diamond Foods’ indebtedness, is expected to be financed with a combination of new debt and cash on Snyder's-Lance's balance sheet.  We have secured fully committed financing.

Incurrence of additional indebtedness could have negative consequences, including increasing our vulnerability to adverse economic and industry conditions and the potential exposure to higher interest rates. In addition, the increased indebtedness could limit our ability to obtain additional financing in order to implement and pursue other strategic initiatives and opportunities.  Additionally, if we do not achieve the expected benefits and cost savings from the acquisition of Diamond Foods, or if the financial performance of Snyder’s-Lance, as the combined company, does not meet current expectations, then our ability to service the debt may be adversely impacted.

The merger will dilute the ownership interests of Snyder’s-Lance’s existing stockholders.

At the time of the consummation of the proposed acquisition, Snyder’s-Lance will issue approximately 25 million shares to Diamond Food stockholders, which will result in Diamond Foods stockholders owning approximately 26% of Snyder’s-Lance’s outstanding common stock at the completion of the transaction.  As a result, the ownership amounts of Snyder’s-Lance’s pre-merger shareholders will be diluted.  Generally, dilution will impact a shareholder’s ownership percentage and ability to influence voting results, and will influence earnings per share, which may impact stock price.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our revolving credit agreement restricts our payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $200 million. As of October 3, 2015, our consolidated stockholders’ equity was $1,105.5 million and we were in compliance with this covenant. The private placement agreement for $100 million of senior notes has provisions no more restrictive than the revolving credit agreement.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

The following table presents information with respect to repurchases of common stock of the Company made during the third quarter of 2015, by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 5, 2015 - July 31, 2015	1,060	$32.74	—	266,147
August 1, 2015 - August 31, 2015	—	—	—	266,147
September 1, 2015 - October 3, 2015	—	—	—	266,147
Total	1,060	$—	—	266,147

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

2.1
Agreement and Plan of Merger and Reorganization, dated as of October 27, 2015, by and among Company, Shark Acquisition Sub I, Inc., Shark Acquisition Sub II, LLC and Diamond Foods, Inc., incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015 (File No. 0-398).

2.2
Form of Diamond Voting Agreement, dated as of October 27, 2015, by and between the Company and the stockholders of Diamond Foods, Inc. listed therein, incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015 (File No. 0-398).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

32	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNYDER’S-LANCE, INC.

Date: November 10, 2015	By:	/s/ Rick D. Puckett
Rick D. Puckett
Executive Vice President, Chief Financial Officer and Chief Administrative Officer