Form 10-K
period 2016-01-02
SNYDER'S-LANCE, INC.
filed 2016-03-01
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number 0-398
SNYDER’S-LANCE, INC.
(Exact name of Registrant as specified in its charter)

North Carolina	56-0292920
(State of incorporation)	(I.R.S. Employer Identification Number)
13515 Ballantyne Corporate Place, Charlotte, North Carolina 28277
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
(do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of shares of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of voting or nonvoting common equity, held by non-affiliates as of July 3, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, was $1,636,196,480.
The number of shares outstanding of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of February 24, 2016, was 70,977,324 shares.
Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2016 are incorporated by reference into Part III of this Form 10-K.

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
Trademarks in this Annual Report on Form 10-K
The Snyder’s of Hanover®, Lance®, Cape Cod®, Snack Factory® Pretzel Crisps®, Late July®, Tom’s®, Archway®, Jays®, Stella D’oro®, Eatsmart Snacks™, Krunchers!® and O-Ke-Doke® and other brands are our Trademarks. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K may appear without the ® or ™ symbols, but references are not intended to indicate, in any way, that we will not assert our rights to these trademarks and trade names to the fullest extent under applicable law.
Item 1.  Business
General
Snyder's-Lance, Inc., a North Carolina corporation, is a national snack food company with category-leading brands, an expansive Branded product portfolio, complementary manufacturing capabilities and a national distribution network. Our brands include Snyder’s of Hanover®, the market share leader in the pretzel category, and Lance®, which is the number one ranked sandwich cracker in the United States. In addition, Cape Cod® kettle cooked chips and Snack Factory® Pretzel Crisps® currently rank second in the United States in their respective categories and Late July® is the number one organic and non-GMO tortilla chip. Our successful history of providing irresistible, high-quality snacks dates back over 100 years.

Snyder’s-Lance, Inc. is headquartered in Charlotte, North Carolina. References to “Snyder’s-Lance,” the “Company,” “we,” “us” or “our” refer to Snyder’s-Lance, Inc. and its subsidiaries, as the context requires.

Recent Acquisitions
In recent years, we acquired several companies and brands and intend to seek future growth both organically as well as through acquisitions.

In October of 2012, we completed the acquisition of Snack Factory, LLC and certain affiliates ("Snack Factory"), which added a fourth Core brand to our portfolio, Snack Factory® Pretzel Crisps®. The Snack Factory® brand is known for its innovative flavor profiles, commitment to providing the highest-quality ingredients and a broadening base of passionate consumers. In June of 2014, we completed the acquisition of Baptista’s Bakery, Inc. ("Baptista's"), which is the sole manufacturer of our Snack Factory® Pretzel Crisps® products. In addition, Baptista's is an industry leader in the development, innovation and manufacturing of highly-differentiated snack foods including organic, non-GMO, all natural and gluten-free products.

In October of 2014, we made an additional investment in Late July which increased our total ownership interest to 80%. Late July is a leader in organic and non-GMO baked and salty snacks and the investment supports our goal of having a stronger presence in "better-for-you" snacks.

On October 27, 2015, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Diamond Foods, Inc. (“Diamond”), pursuant to which we agreed to acquire all of the issued and outstanding shares of common stock of Diamond in a cash and stock transaction for approximately $1.9 billion, based on the closing price of our common stock on February 26, 2016, the last trading day before the closing date and, including our repayment of approximately $651 million of Diamond’s indebtedness, accrued interest and related fees. On February 26, 2016, our stockholders approved the issuance of our shares and the stockholders of Diamond adopted the Merger Agreement. The acquisition closed on February 29, 2016 and, pursuant to the Merger Agreement, Diamond became our wholly-owned subsidiary. For more information about Diamond, please see Item 1 of Diamond’s Annual Report on Form 10-K, as amended, for the year ended July 31, 2015 filed with the SEC, and for more information about the terms and conditions of the Merger Agreement and our acquisition of Diamond, please refer to our Registration Statement on Form S-4 (File No. 333-208214), declared effective on January 25, 2016, and Form 424B3 prospectus (File No. 333-208214) filed with the SEC on January 28, 2016.

The strategic combination of Snyder’s Lance and Diamond brings together two companies, each with strong brands and over 100 years of experience in the snack food industry, and creates an innovative, diversified portfolio of branded snacks. Diamond is a leading snack food company with five brands including Kettle Brand® potato chips, KETTLE® Chips, Pop Secret® popcorn, Emerald® snack nuts, and Diamond of California® culinary nuts.  Our acquisition of Diamond expands our footprint in “better-for-you” snacking and increases our existing natural food channel presence. Each Diamond brand brings unique strengths that fit within our strategic plan while increasing our annualized net revenue to approximately $2.6 billion. The transaction expands our footprint in "better-for-you" snacking and increases our existing natural food channel presence. We expect that this transaction will expand and strengthen our distribution network in the United States, and provide us with a platform for growth in the United Kingdom and across Europe. For a discussion of specific risks and uncertainties that could affect our ability to achieve the strategic objectives of the acquisition, please refer to Part I, Item 1A, “Risk Factors” under the subsection captioned “Risks Relating to our Acquisition of Diamond.”
Products
We operate in one business segment: the manufacturing, distribution, marketing and sale of snack food products. These products include pretzels, sandwich crackers, kettle cooked chips, pretzel crackers, cookies, potato chips, tortilla chips, nuts, restaurant style crackers, and other salty snacks. Additionally, we purchase certain cake products and meat snacks sold under our brands. Our products are packaged in various single-serve, multi-pack and family-size configurations. Our Branded products are principally sold under trademarks owned by us.

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
Overall sales of our products are relatively consistent throughout the year, although demand for certain products may be influenced by holidays, changes in seasons, or other annual events. In 2015, Branded products represented approximately 70% of net revenue, while Partner brand and Other products represented approximately 20% and 10% of net revenue, respectively. In 2014, Branded products represented approximately 69% of net revenue, while net revenue from Partner brand and Other products represented approximately 21% and 10%, respectively. In 2013, Branded products represented 72% of net revenue, while net revenue from Partner brand and Other products represented 20% and 8%, respectively. While Partner brands will continue to be a significant component of net revenue and an important focus within our business strategy, the acquisition of Diamond will result in additional revenue primarily within the Branded product category.

Intellectual Property
Trademarks that are important to our business are protected by registration or other means in the United States and most other markets where the related products are sold. We own various registered trademarks for use with our Branded products including Snyder’s of Hanover®, Lance®, Cape Cod®, Snack Factory® Pretzel Crisps® and Late July® ("Core" brands), and Tom’s®, Archway®, Jays®, Stella D’oro®, Eatsmart Snacks™, Krunchers!® and O-Ke-Doke®("Allied" brands) as well as a variety of other marks and designs. On a limited basis, we license trademarks for use on certain products that are classified as Branded products.
Overall Strategy
Our strategy is to win as a provider of premium, differentiated snacks, driven by our national distribution network, which includes our DSD network and our direct distribution network ("National Distribution Network").

•
We are focused on established snack food categories where we hold a strong position. We offer differentiated products supported by our quality and brand strength. We seek to continually renovate our core products to remain relevant to our consumers and focus on innovation in order to grow our “better for you” and other offerings. We support the development of our products through marketing and advertising initiatives, while managing our operating costs to support this investment. We make selective acquisitions of other food companies and brands consistent with our strategy to grow and expand our product portfolio.

•
We support the growth of our business through our distribution network, which includes our IBO business partners as well as our direct distribution network. We make selective acquisitions of other independent distribution companies consistent with our strategy to further enhance and expand our National Distribution Network.

•	We assist our IBO partners through the utilization of Partner brands providing them with efficiencies in their distribution businesses.

•
We engage in contract manufacturing for other manufacturers to increase the efficiencies within our manufacturing facilities, enabling better cost structures for our products and competitive prices for our customers.

Research and Development
We consider research and development of new products to be a significant part of our overall strategy, and are committed to develop innovative, high-quality products that exceed consumer expectations. A team of professional product developers, including microbiologists, food scientists and culinary experts, work in collaboration with innovation, marketing, manufacturing and sales leaders to develop products to meet changing consumer demands. Our research and development staff incorporates product ideas from all areas of our business in order to formulate new products. In addition to developing new products, the research and development staff routinely reformulates and improves existing products based on advances in ingredients and technology, and conducts value engineering to maintain competitive price points. In 2013, we completed construction of a 60,000 square foot Research and Development Center in Hanover, Pennsylvania, where we conduct much of our research and development. Our research and development costs were approximately $6.2 million, $7.6 million and $7.8 million in 2015, 2014 and 2013, respectively.
Marketing
Our marketing efforts are focused on building long-term brand equity through effective consumer marketing. In addition to volume building trade promotions to market our products, our advertising efforts utilize television, radio, print, digital, mobile and social media aimed at increasing consumer preference and usage of our brands. We also use consumer promotions, sponsorships and partnerships which include free trial offers, targeted coupons and on-package offers to generate trial usage and increase purchase frequency.  These marketing efforts are an integral part of our overall strategy to grow our brands and reach more consumers in order to enhance our position as a provider of premium, differentiated snacks.
We work with third-party information agencies, such as Information Resources, Inc. ("IRI") and other syndicated market data providers, to monitor the effectiveness of our marketing and measure product growth. All information regarding our brand market positions in the United States included in this Annual Report on Form 10-K is from IRI and is based on retail dollar sales.
Distribution
We distribute snack food products throughout the United States using our DSD network. Our DSD network is made up of approximately 3,100 routes that are primarily owned and operated by IBOs. We also ship products directly to third-party distributors in areas where our DSD network does not operate. Through our direct distribution network, we distribute products directly to retail customers or to third-party distributors using freight carriers or our own transportation fleet. In 2015, approximately 70% of net revenue was generated by products distributed through our DSD network while the remaining 30% was generated by products distributed through our direct distribution network. With the acquisition of Diamond, we expect that a higher percentage of our net revenue will be generated by products distributed through our direct distribution network.

In order to maintain and expand our DSD network, we routinely participate in certain ongoing route business purchase and sales activities. These activities include the following:

•
Acquisition of regional distributor businesses - As we expand our DSD network, we continue to look for potential regional distributor business acquisition targets in areas where we do not currently have our own DSD network. Upon acquisition, the acquired routes may be reengineered to include our products and retail locations and are then sold to a new or current IBO, as described below.

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

Capital Expenditures
We have invested significant capital in our facilities to ensure sufficient capacity, efficient production, effective use of technology, excellent quality, and a positive working environment for our associates. In 2015, 2014 and 2013, we had capital expenditures of $51.5 million, $72.1 million and $74.6 million, respectively. We have completed the major projects that were required to position us to successfully drive our strategic plan. For 2016, we expect capital expenditures of approximately $50 to $55 million. This level of capital spending is believed to be adequate to maintain and support our revenue growth over the next few years.
Customers
Through our DSD network, we sell our Branded and Partner brand products to IBOs that, in turn, sell to grocery/mass merchandisers, club stores, discount stores, convenience stores, food service establishments and various other retail customers including drug stores, schools, military and government facilities and “up and down the street” outlets such as recreational facilities, offices and other independent retailers. In addition, we sell our Branded products directly to retail customers and third-party distributors. We also contract with other branded food manufacturers to produce their products or provide semi-finished goods.
Substantially all of our revenue is from sales to customers in the United States. Sales to our largest retail customer, Wal-Mart Stores, Inc. ("Wal-Mart"), either through IBOs or our direct distribution network, were approximately 13% of net revenue in 2015 and 14% and 15% of net revenue for 2014 and 2013, respectively. Our sales to Wal-Mart do not include sales of our products that may be made to Wal-Mart by third-party distributors outside our DSD network. Sales to these third-party distributors represent approximately 6% of our net revenue and may increase sales of our products to Wal-Mart by an amount we are unable to estimate. Our top ten retail customers accounted for approximately 50% of our net revenue during 2015, excluding sales of our products made by third-party distributors who are outside our DSD network.
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

Competition and Industry
Our products are sold in highly competitive markets. Generally, we compete with companies engaged in the manufacturing, distribution, marketing and sale of snack food products, some of which have greater revenue and resources than we do. The principal methods of competition are price, service, product quality, product offerings and distribution. The methods of competition and our competitive position vary according to the geographic location, the particular product categories and the activities of our competitors.
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
Employees
As of January 2, 2016, we had approximately 5,000 active employees located predominantly in the United States. None of our employees are covered by a collective bargaining agreement.
Available Information
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

Risks related to our business
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
Price competition and industry consolidation could adversely impact our financial results. The sales of most of our products are subject to significant competition primarily through promotional discounting and other price cutting techniques by competitors, some of whom are significantly larger than we are and have significantly greater resources than we do. In addition, there is continuing consolidation in the snack food industry and in retail outlets for snack foods, either of which could increase competition. Significant competition increases the possibility that we could lose one or more major customers, lose existing product authorizations at customer locations, lose market share and/or shelf space, increase expenditures or reduce selling prices, which could have an adverse impact on our business or financial results.
Price increases for our products that we initiate may negatively impact our financial results if not properly implemented or accepted by our customers. Future price increases, such as those made in order to offset increased input costs, may reduce our overall sales volume, which could reduce our revenue and operating profit. We may be unable to implement price increases driven by higher input costs on a timely basis or at all, either of which may reduce our operating profit. Additionally, if market prices for certain inputs decline significantly below the prices we are required by contract to pay, customer pressure to reduce the prices for our products could lower our revenue and operating profit.
Changes in our top retail customer relationships could impact our revenue and profitability.
We are exposed to risks resulting from several large retail customers that account for a significant portion of our revenue. Our top ten retail customers accounted for approximately 50% of our net revenue during 2015, excluding sales of our products made by third-party distributors who are outside of our DSD network, with our largest retail customer, Wal-Mart, representing approximately 13% of our 2015 net revenue. The loss of one or more of our large retail customers could adversely affect our financial results. These customers typically make purchase decisions based on a combination of price, service, product quality, product offerings, consumer demand, as well as distribution capabilities and generally do not enter into long-term contracts. In addition, these significant retail customers may change their business practices related to inventories, product displays, logistics or other aspects of the customer-supplier relationship. Our results of operations could be adversely affected if revenue from one or more of these customers is significantly reduced or if the cost of complying with customers’ demands is significant. If receivables from one or more of these customers become uncollectible, our financial results may be adversely impacted.
We may be unable to maintain our profitability in the face of a consolidating retail environment.
Our largest customer, Wal-Mart, accounted for 13% of our fiscal 2015 net sales, and our ten largest customers together accounted for approximately 50% of our fiscal 2015 net sales. As the retail grocery industry continues to consolidate and our retail customers grow larger and become more sophisticated, our retail customers may demand lower pricing and increased promotional programs. Further, these customers are reducing their inventories and increasing their emphasis on products that hold either the number one or number two market position and private label products. If we fail to use our sales and marketing expertise to maintain our category leadership positions to respond to these trends, or if we lower our prices or increase promotional support of our products and are unable to increase the volume of our products sold, our profitability and financial condition may be adversely affected.
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
Our DSD network relies on approximately 2,800 IBOs for the sale and distribution of Branded and Partner brand products.
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
As of January 2, 2016, Patricia A. Warehime beneficially owned in the aggregate approximately 17.3% of our outstanding common stock. Mrs. Warehime serves as one of our directors. After giving effect to the issuance of our shares to the stockholders of Diamond in connection with our acquisition of Diamond, it is expected that Mrs. Warehime will beneficially own approximately 12.8% of our outstanding common stock. As a result, Mrs. Warehime may be able to exercise significant influence over us and certain matters requiring approval of our stockholders, including the approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This could limit the ability of our other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control of our company. In addition, Mrs. Warehime may have actual or potential interests that diverge from the interests of our other stockholders.

Risk factors associated with the acquisition of Diamond
We may fail to realize the anticipated benefits and cost savings we expect to realize from our acquisition of Diamond, which could adversely affect the value of our common stock.
The success of our acquisition of Diamond will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining Diamond’s business with ours. Our ability to realize these anticipated benefits and cost savings is subject to many risks including but not limited to:

•	our ability to combine Diamond’s business with ours;

•	and whether our combined business will perform as expected.
If we are not able to combine Diamond’s business with ours successfully within the anticipated time frame, or at all, the anticipated cost savings and other benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected, we may not perform as expected and the value of our common stock may be adversely affected.

Prior to the acquisition, Snyder’s-Lance and Diamond operated independently. There can be no assurances that the pre-acquisition businesses can be integrated successfully. It is possible that the integration process could result in the loss of key employees, the loss of customers, or in unexpected integration issues, higher than expected integration costs or an integration process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in integrating Diamond’s operations with ours in order to realize the anticipated benefits of the acquisition:

•	combining operations and corporate functions;

•	integrating technologies and information technology infrastructure;

•	consolidating the companies’ administrative infrastructure;

•	integrating the product offerings available to customers;

•	identifying and eliminating redundant or underperforming functions and assets;

•	harmonizing operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;

•
maintaining existing agreements with customers, suppliers, distributors, brokers and vendors and avoiding delays in entering into new agreements with existing and prospective customers, suppliers, distributors, brokers and vendors;

•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;

•	coordinating distribution and marketing efforts;

•	managing the movement of employee positions to different locations; and

•	coordinating geographically dispersed organizations.

In addition, at times the attention of members of our management and resources may be focused on the integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt our ongoing business.
We may have difficulty attracting, motivating and retaining executives and other key employees in light of our acquisition of Diamond.
Uncertainty about the effect of the acquisition on our employees may impair our ability to attract, retain and motivate key personnel. In addition, pursuant to change-in-control provisions in their respective employment agreements with Diamond, key employees of Diamond are entitled to receive severance payments upon a constructive termination of employment. Key employees potentially could terminate their employment and collect severance following specified circumstances set forth in their employment or severance agreements, including changes in such key employees’ duties, positions, compensation and benefits or primary office location. Such circumstances could occur in connection with the integration process and as a result of changes in roles and responsibilities. If key employees depart, the integration of the two companies may be more difficult and our business may be harmed. Furthermore, we may have to incur significant costs in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent relating to the businesses of Snyder’s-Lance or Diamond prior to our acquisition of Diamond, and our ability to realize the anticipated benefits of the acquisition may be adversely affected. In addition, there could be distractions for the workforce and management associated with activities of labor unions or integrating employees into our company.
Our business relationships may be subject to disruption due to uncertainty associated with the ongoing integration process.
Parties with which we and Diamond did business prior to our acquisition of Diamond may experience uncertainty associated with the transaction, including with respect to current or future business relationships with us. These business relationships may be subject to disruption as customers, distributors, suppliers, brokers, vendors and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. These disruptions could have an adverse effect on our business, financial condition, results of operations or prospects, including an adverse effect on our ability to realize the anticipated benefits of the acquisition.
We have incurred and will continue to incur significant transaction and acquisition-related costs in connection with our acquisition of Diamond.
We have incurred and will continue to incur a number of non-recurring costs associated with our acquisition of Diamond and combining Diamond’s operations with ours. The substantial majority of non-recurring expenses is comprised of transaction costs related to the acquisition. We also will incur costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the integration of the two companies. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the two companies, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

We may not be able to successfully execute our international expansion strategies.
We plan to drive additional growth and profitability through international distribution channels. Consumer demand, behavior, taste and purchasing trends may differ in international markets and, as a result, sales of our products may not be successful or meet expectations, or the margins on those sales may be less than currently anticipated. We may also face difficulties integrating foreign business operations with our current sourcing, distribution, information technology systems and other operations. Any of these challenges could hinder our success in new markets or new distribution channels. There can be no assurance that we will successfully complete any planned international expansion or that any new business will be profitable or meet our expectations.

Risks related to our substantial indebtedness
We have substantial debt, which could adversely affect our financial health, our ability to obtain financing in the future, react to changes in our business, and make payments on our debt.
As of January 2, 2016 we had an aggregate principal amount of $388 million of outstanding debt, which increased to approximately $1.4 billion of outstanding debt upon the closing of the acquisition of Diamond.  Our substantial debt could have important consequences to holders of our common stock, including the following:

•	Our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements, acquisitions or general corporate purposes may be impaired in the future

•	A substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes

•	We are exposed to the risk of increased interest rates because a substantial portion of our borrowings are at variable rates

•	It may be more difficult for us to satisfy our obligations to our lenders, resulting in possible defaults on and acceleration of such indebtedness

•	We may be more vulnerable to general adverse economic and industry conditions

•
We may be at a competitive disadvantage compared to our competitors with less debt or comparable debt at more favorable interest rates and they, as a result, may be better positioned to withstand economic downturns

•	Our ability to refinance indebtedness may be limited or the associated costs may increase

•
Our flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited, or we may be prevented from carrying out capital spending that is necessary or important to our growth strategy and efforts to improve operating margins or our business

The agreements and instruments governing our debt contain restrictions and limitations that could significantly impact our ability to operate our business.
Our credit facilities contain covenants that, among other things, restrict our ability to do the following:

•	Dispose of assets

•	Incur additional indebtedness (including guarantees of additional indebtedness)

•	Pay dividends and make certain payments

•	Create liens on assets

•	Make investments (including joint ventures)

•	Engage in mergers, consolidations or sales of all or substantially all of our assets

•	Engage in certain transactions with affiliates

•	Change the business conducted by us

•	Amend specific debt agreements

Our ability to comply with these provisions in future periods will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these provisions in future periods will also depend substantially on the pricing of our products, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy.

The restrictions under the terms of our credit facilities may prevent us from taking actions that we believe would be in the best interest of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements or that we will be able to refinance our debt on terms acceptable to us, or at all.

Our ability to comply with the covenants and restrictions contained in our credit facilities may be affected by economic, financial and industry conditions beyond our control. The breach of any of these covenants or restrictions could result in a default under our credit facilities that would permit the applicable lenders or note holders, as the case may be, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. In any such case, we may be unable to borrow under and may not be able to repay the amounts due under our credit facilities. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

Our ability to generate the significant amount of cash needed to pay interest and principal on our debt facilities and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control.
Our ability to make scheduled payments on, or to refinance our obligations under our debt will depend on our financial and operating performance. This, in turn, will be subject to prevailing economic and competitive conditions and to the financial and business factors, many of which may be beyond our control, as described under “Risk Factors-Risks Relating to Our Business” above.

If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our debt. In the future, our cash flow and capital resources may not be sufficient for payments of interest on and principal of our debt, and such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

We cannot be assured that we will be able to refinance any of our indebtedness or obtain additional financing, particularly because of our anticipated high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our credit facilities  restrict our ability to dispose of assets and use the proceeds from any such dispositions. As a result, we cannot assure you we will be able to consummate those sales, or if we do, what the timing of the sales will be, or whether the proceeds that we realize will be adequate to meet the debt service obligations when due.
Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
Our corporate headquarters is located in Charlotte, North Carolina. We have an additional administrative office in Hanover, Pennsylvania which supports our DSD distribution network. Our manufacturing operations are located in Charlotte, North Carolina; Hanover, Pennsylvania; Franklin, Wisconsin; Goodyear, Arizona; Columbus, Georgia; Jeffersonville, Indiana; Hyannis, Massachusetts; Perry, Florida; and Ashland, Ohio. Additionally, our Research and Development Center is located in Hanover, Pennsylvania.
We also lease or own over 100 warehouses as well as numerous stockrooms, sales offices and administrative offices throughout the United States to support our operations and DSD network. A map of our distribution warehouse locations is included below. For areas where we do not have a DSD network, our products are distributed using third-party distributors and direct shipment to retail customers.

DSD Network Footprint vs. U.S. Population Density

New York
Metropolitan Area
Average Population
Per square mile
300.0 or more
160.0 to 299.9
86.9 to 159.9
40.0 to 86.8
10.0 to 39.9
Less than 10.0
Location of SL Warehouse

The facilities and properties that we own, lease and operate are maintained in good condition and are believed to be suitable and adequate for our present needs. We believe that we have sufficient production capacity or the ability to increase capacity to meet anticipated demand in 2016.
Item 3.  Legal Proceedings
IBO Litigation
In January 2013, plaintiffs comprised of IBOs filed a putative class action against our distribution subsidiary, S-L Distribution Company, Inc., in the Suffolk Superior Court of the Commonwealth of Massachusetts. The lawsuit was transferred to the United States District Court, Middle District of Pennsylvania. The lawsuit seeks statewide class certification on behalf of a class comprised of IBOs in Massachusetts. The plaintiffs allege that they were misclassified as independent contractors and should be considered employees. The plaintiffs are seeking reimbursement of their out-of-pocket business expenses. We believe we have strong defenses to all the claims that have been asserted against us. On December 22, 2015, the parties to this litigation reached a tentative settlement on a class wide basis. We do not admit any fault or liability in this matter; however, in an effort to resolve these claims, we have agreed to pay $2.9 million to fully resolve the litigation. This amount has been accrued as reflected in other payables and accrued liabilities in the Consolidated Balance Sheets. The settlement is subject to final court approval. It is anticipated that the settlement will fund and be distributed to the class members in the first half of 2016.

Other
We are currently subject to other lawsuits and environmental matters arising in the normal course of business. In our opinion, such matters should not have a material effect upon our consolidated financial statements taken as a whole.
Item 4.  Mine Safety Disclosures
Not applicable.

Item X.  Executive Officers of the Registrant
Information about each of our executive officers, as defined in Rule 3b-7 of the Securities Exchange Act of 1934, is as follows:

Name	Age	Information About Officers
Carl E. Lee, Jr.	56
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

Rick D. Puckett	62
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

Charles E. Good	67
President of S-L Distribution Company, Inc. and Senior Vice President of Snyder’s-Lance, Inc. since December 2010; Chief Financial Officer, Secretary and Treasurer of Snyder’s of Hanover, Inc. from 2006 to December 2010.

Patrick S. McInerney	57
Senior Vice President and Chief Supply Chain Officer of Snyder’s-Lance, Inc. since January 2013;  Senior Vice President of Manufacturing, Snyder’s-Lance, Inc. from June 2011 to January 2013; Senior Vice President of Branded Manufacturing, Snyder’s-Lance, Inc. from December 2010 to June 2011; Vice President of Manufacturing, Snyder’s of Hanover, Inc. from 1996 to December 2010.

Rodrigo F. Troni Pena	49
Senior Vice President and Chief Marketing Officer of Snyder's-Lance, Inc. since December 2013; Senior Vice President, Birds Eye at Pinnacle Foods from May 2010 to November 2013; Chief Marketing Officer of Sabra Dipping Company (Pepsico Division) from November 2007 to April 2010; Director of International Business Development and a number of senior roles, Cadbury Schweppes PLC from 1992 to 2007.

Margaret E. Wicklund	55
Vice President, Corporate Controller, Principal Accounting Officer and Assistant Secretary of Snyder’s-Lance, Inc. since December 2010; Vice President, Corporate Controller, Principal Accounting Officer and Assistant Secretary of Lance, Inc. from 2007 to December 2010; Corporate Controller, Principal Accounting Officer and Assistant Secretary of Lance, Inc. from 1999 to 2006.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our $0.83-1/3 par value Common Stock trades under the symbol "LNCE" on the NASDAQ Global Select Market. We had 3,162 stockholders of record as of February 24, 2016.
The following table sets forth the high and low sale price quotations and dividend information for each interim period of the years ended January 2, 2016 and January 3, 2015:

2015 Interim Periods	High Price	Low Price	Dividend Paid
First quarter (13 weeks ended April 4, 2015)	$32.83	$28.82	$0.16
Second quarter (13 weeks ended July 4, 2015)	33.04	28.98	0.16
Third quarter (13 weeks ended October 3, 2015)	35.98	31.32	0.16
Fourth quarter (13 weeks ended January 2, 2016)	39.10	32.00	0.16

2014 Interim Periods	High Price	Low Price	Dividend Paid
First quarter (13 weeks ended March 29, 2014)	$28.97	$24.96	$0.16
Second quarter (13 weeks ended June 28, 2014)	28.50	25.40	0.16
Third quarter (13 weeks ended September 27, 2014)	28.23	24.67	0.16
Fourth quarter (14 weeks ended January 3, 2015)	31.25	25.80	0.16

On February 9, 2016, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on March 4, 2016 to stockholders of record on February 24, 2016. Our Board of Directors will consider the amount of future cash dividends on a quarterly basis.

Our Amended and Restated Credit Agreement entered into on May 30, 2014 restricts our payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $200 million. As of January 2, 2016, our consolidated stockholders’ equity was $1,107.6 million and we were in compliance with this covenant. The private placement agreement for $100 million of senior notes, which was paid off subsequent to the end of our fiscal 2015, had provisions no more restrictive than the Amended and Restated Credit Agreement.

In conjunction with our acquisition of Diamond, we entered into a new senior unsecured credit agreement as amended (the “New Credit Agreement”) on December 16, 2015 with the term lenders and Bank of America, N.A., as administrative agent. The New Credit Agreement restricts our payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $500 million.

In February 2014, the Board of Directors authorized the repurchase of up to 300,000 shares of common stock, which authorization expires in March 2016. The primary purpose of the repurchase program is to permit the Company to acquire shares of common stock from employees to cover withholding taxes payable by employees upon the vesting of shares of restricted stock. As of January 2, 2016, there were 266,147 shares remaining available for purchase.

There were no repurchases of common stock made by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act during the quarter ended January 2, 2016.

Item 6.  Selected Financial Data
The following table sets forth selected historical financial data for the five-year period ended January 2, 2016. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements. The prior year amounts have been reclassified as necessary for consistent presentation, including a change to prior year total assets as a result of the reclassification of deferred income tax balances as described further in Note 2 of Item 8.

Results of Operations (in thousands):	2015	2014	2013	2012	2011
Net revenue (1) (2) (3) (4) (5)	$1,656,399	$1,620,920	$1,504,332	$1,362,911	$1,361,888
Cost of sales	1,077,110	1,042,458	963,073	872,316	840,729
Gross margin	579,289	578,462	541,259	490,595	521,159
Gross margin percentage	35.0%	35.7%	36.0%	36.0%	38.3%

Income before income taxes (6) (7) (8) (9) (10)	79,603	91,508	87,900	79,408	33,580
Income from continuing operations	50,718	59,217	55,603	45,489	20,950
Income from discontinued operations, net of income tax (11)	—	133,316	23,481	14,021	17,791
Net income attributable to Snyder’s-Lance, Inc. (11)	$50,685	$192,591	$78,720	$59,085	$38,258

Average Number of Common Shares Outstanding (in thousands):
Basic	70,487	69,966	69,102	68,131	67,250
Diluted	71,142	70,656	69,877	68,964	68,328

Per Share of Common Stock:
Basic earnings per share from continuing operations	$0.72	$0.84	$0.80	$0.66	$0.30
Basic earnings per share from discontinued operations (11)	—	1.90	0.33	0.20	0.27
Total basic earnings per share (11)	$0.72	$2.74	$1.13	$0.86	$0.57

Diluted earnings per share from continuing operations	$0.71	$0.84	$0.79	$0.65	$0.30
Diluted earnings per share from discontinued operations (11)	—	1.88	0.33	0.20	0.26
Total diluted earnings per share (11)	$0.71	$2.72	$1.12	$0.85	$0.56

Cash dividends declared	$0.64	$0.64	$0.64	$0.64	$0.64

Financial Status at Year-end (in thousands):
Total assets (12) (13)	$1,818,258	$1,850,199	$1,754,169	$1,735,107	$1,445,748
Long-term debt, net of current portion (13)	$379,855	$438,376	$480,082	$514,587	$253,939
Total debt (13)	$388,396	$446,937	$497,373	$535,049	$258,195

Footnotes:

(1)
2015 net revenue increased compared to 2014, in part due to the full year impact of the acquisition of Baptista's Bakery and consolidation of Late July, which occurred in June 2014 and October 2014, respectively. The increase was partially offset by approximately $30 million of net revenue generated during 2014 as a result of the fifty-third week.

(2)
2014 net revenue increased compared to 2013 approximately $30 million, as a result of the fifty-third week and $44 million as a result of the acquisition of Baptista's in June 2014 and the consolidation of the results of Late July subsequent to our additional investment in October 2014.

(3)	2013 net revenue increased compared to 2012, in part due to the full year impact of the acquisition of Snack Factory, which occurred in October 2012.

(4)
2012 net revenue included approximately $30 million as a result of acquisitions, including the acquisition of Snack Factory in October 2012. The completion of the conversion to an IBO-based DSD network ("IBO conversion") reduced net revenue by approximately $53 million compared to 2011.

(5)	2011 net revenue included approximately $8 million from the acquisition of George Greer Company Inc. in August 2011.

(6)
2015 pretax income was impacted by approximately $8 million in transaction-related fees associated with the pending acquisition of Diamond, approximately $12 million in asset impairment charges primarily related to the transfer of production location for certain products and approximately $6 million in settlements of certain litigation.

(7)
2014 pretax income was impacted by a gain on the revaluation of our prior equity investment in Late July of approximately $17 million, impairment charges of approximately $13 million and approximately $4 million associated with our margin improvement and restructuring plan.

(8)
2013 pretax income was impacted by certain self-funded medical claims that resulted in approximately $5 million in incremental expenses as well as impairment charges of approximately $2 million associated with one of our trademarks.

(9)
2012 pretax income included the impact of approximately $4 million in severance costs and professional fees related to the Merger and integration activities, approximately $9 million in impairment charges offset by approximately $22 million in gains on the sale of route businesses associated with the IBO conversion.

(10)
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

(11)	2014 income from discontinued operations, net of income tax, included a $223 million pretax gain on the sale of Private Brands.

(12)	2014 total assets increased from 2013 primarily due to the acquisition of Baptista's and Late July, partially offset by the sale of Private Brands.

(13)	2012 total assets, long-term debt and total debt increased from 2011 primarily because of the acquisition of Snack Factory.

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
Executive Summary
We continued to focus our sales efforts on the growth of our branded products during 2015, with emphasis on our Core brands (Snyder’s of Hanover®, Lance®, Cape Cod®, Snack Factory® Pretzel Crisps®, and Late July®).  Our growth strategy for our Core brands continues to focus on quality, innovation and expanded distribution. We are also achieving our goals regarding the mix of "better for you" products relative to our entire portfolio, with 29% of our 2015 revenue coming from products considered to be "better for you."
Expanding on these efforts to execute our strategic plan, on February 29, 2016, we completed the acquisition of all the outstanding stock of Diamond. Diamond stockholders received 0.775 shares of Snyder's-Lance common stock and $12.50 in cash for each Diamond share, with the total purchase price expected to be approximately $1.9 billion, based on the closing price of our common stock on February 26, 2016, the last trading day prior to the closing date and including our repayment of approximately $651 million of Diamond's indebtedness, accrued interest and related fees.

The strategic combination of Snyder's-Lance and Diamond brings together two established companies with strong brands and creates an innovative, highly complementary and diversified portfolio of branded snacks. Diamond is a leading snack food company with five brands including Kettle Brand® potato chips, KETTLE® Chips, Pop Secret® popcorn, Emerald® snack nuts, and Diamond of California® culinary nuts. Each Diamond brand brings unique strengths that fit with our strategic plan while increasing our annualized net revenue to approximately $2.6 billion.

The transaction expands our footprint in "better-for-you" snacking and increases our existing natural food channel presence. We expect that this transaction will expand and strengthen our National Distribution Network, and provide us with a platform for growth in the United Kingdom and across Europe.

In conjunction with our acquisition of Diamond, on December 16, 2015, we entered into a new senior unsecured credit agreement as amended (the "New Credit Agreement") with the term lenders and Bank of America, N.A., as administrative agent. Under the New Credit Agreement, the term lenders have committed to provide (i) senior unsecured term loans in an original aggregate principal amount of $830 million and maturing five years after the funding date and (ii) senior unsecured term loans in an original aggregate principal amount of $300 million and maturing ten years after the funding date. The $1.13 billion in proceeds from the New Credit Agreement were used to finance, in part, the cash component of the merger consideration, to repay indebtedness of Diamond and Snyder’s-Lance, and to pay certain fees and expenses incurred in connection with the proposed merger. Additional details regarding the New Credit Agreement are included in the Liquidity and Capital Resources section of Management's Discussion and Analysis. In addition, a copy of the New Credit Agreement is included in our Form 8-K filed with the SEC on December 17, 2015.

2015 Performance
Overall, revenues increased in 2015 compared to 2014; however, revenue began to slow in the second half of 2015 compared to our expectations due to:

•	Lost contract manufacturing and branded revenue due to an extended power outage at one of our largest bakeries;

•	Declines related to strategic changes at our largest customer which impacted space, displays and store inventory levels for certain branded products; and

•	Overall slow growth in the snack food industry which led to declines in revenue from partner brand products and certain branded products.

In spite of these challenges in 2015, we were able grow market share in all of our Core brands. A discussion of the trends for each of our Core brands is included below:

•
We continued to grow sales with existing customers as well as expand the distribution of our Cape Cod® kettle cooked chips in 2015, which resulted in double-digit revenue growth compared to 2014 and increased market share for the Cape Cod® brand in a growing kettle chip category. However, growth in Cape Cod® kettle cooked chips slowed somewhat at the end of the year due to a reduction in promotional spending.

•
Net revenue from Snyder’s of Hanover® pretzels declined slightly in 2015 compared to 2014 due primarily to overall softness in the pretzel category in the second half of 2015. Snyder’s of Hanover® was still able to grow market share and maintain a substantial lead over our closest competitor in the category.

•
Net revenue from our Lance® sandwich crackers increased in 2015 compared to the prior year primarily due to distribution gains in the club channel and the completion of our packaging renovation project in 2014. The Lance® sandwich cracker brand also gained market share throughout the year with more significant gains at the end of 2015.

•
Snack Factory® Pretzel Crisps® experienced revenue and market share growth in 2015, compared to 2014 in the deli snacks category. We also began production of Pretzel Crisps® at our Goodyear, Arizona manufacturing facility in the second quarter of 2015. This provides additional capacity for these products in addition to some distribution synergies.

•
We increased our ownership interest in Late July to 80% in October of 2014. Since we acquired control, Late July® has expanded distribution and increased sales to existing customers, resulting in significant market share gains in the organic tortilla chips category in 2015, compared to 2014.

In addition to the items affecting net revenue as discussed above, our 2015 results were also impacted by the following:

•
53rd week in fiscal year 2014 - Our fiscal year ends on the Saturday closest to December 31 and, as a result, a 53rd week is added every fifth or sixth year. Our 2015 fiscal year contained 52 weeks and ended on January 2, 2016. Fiscal year 2014 contained 53 weeks and ended on January 3, 2015. The 53rd week added approximately $30 million to net revenue and $0.02 to diluted earnings per share in fiscal year 2014.

•	Litigation settlements - During 2015, we recognized $5.7 million in expense associated with the tentative settlements reached in our "all-natural" and IBO class action lawsuits.

•
Impairment charges - During 2015, we made the decision to move the production of certain products to improve operational efficiency. As a result, we recognized fixed asset impairment charges of $11.5 million.

•	Diamond transaction costs - We incurred approximately $7.7 million in legal and professional fee expenses in selling, general and administrative expense related to the acquisition of Diamond.

•
Promotional spending - We increased promotional spending as a percentage of revenue during 2015 which resulted in approximately $13.5 million of additional promotional expense compared to 2014. The increased promotional spending, which is recorded as a reduction to gross revenue, resulted in approximately 80 basis points lower gross margin compared to 2014.

•	Incentive compensation expense - Due to lower attainment of our incentive targets, we recorded $6.9 million less incentive compensation expense in 2015, compared to 2014.

Results of Operations
Year Ended January 2, 2016 (52 weeks) Compared to Year Ended January 3, 2015 (53 weeks)

(in millions)	2015		2014		Favorable/ (Unfavorable) Variance
Net revenue	$1,656.4	100.0%	$1,620.9	100.0%	$35.5	2.2%
Cost of sales	1,077.1	65.0%	1,042.4	64.3%	(34.7)	(3.3)%
Gross margin	579.3	35.0%	578.5	35.7%	0.8	0.1%
Selling, general and administrative	472.2	28.5%	478.5	29.5%	6.3	1.3%
Settlement of certain litigation	5.7	0.3%	—	—%	(5.7)	(100.0)%
Impairment charges	12.0	0.7%	13.0	0.8%	1.0	7.7%
Gain on sale of route businesses, net	(1.9)	(0.1)%	(1.1)	(0.1)%	0.8	72.7%
Gain on the revaluation of prior equity investment	—	—%	(16.6)	(1.0)%	(16.6)	(100.0)%
Other expense/(income), net	0.8	0.1%	(0.2)	—%	(1.0)	nm
Income before interest and income taxes	90.5	5.5%	104.9	6.5%	(14.4)	(13.7)%
Interest expense, net	10.9	0.7%	13.4	0.8%	2.5	18.7%
Income tax expense	28.9	1.7%	32.3	2.0%	3.4	10.5%
Income from continuing operations	50.7	3.1%	59.2	3.7%	(8.5)	(14.4)%
Income from discontinued operations, net of income tax	—	—%	133.3	8.2%	(133.3)	(100.0)%
Net income	$50.7	3.1%	$192.5	11.9%	$(141.8)	(73.7)%
nm = not meaningful

Net Revenue
Net revenue by product category was as follows:

(in millions)	2015		2014		Favorable/ (Unfavorable) Variance
Branded	$1,155.4	69.8%	$1,120.9	69.2%	$34.5	3.1%
Partner brand	335.3	20.2%	340.0	21.0%	(4.7)	(1.4)%
Other	165.7	10.0%	160.0	9.8%	5.7	3.6%
Net revenue	$1,656.4	100.0%	$1,620.9	100.0%	$35.5	2.2%
Net revenue increased $35.5 million, or 2.2%, in 2015 compared to 2014, primarily due to acquisitions, which was partially offset by the additional revenue generated by the 53rd week in 2014. The following table shows revenue by product category adjusted for amounts attributable to the 53rd week and compares 2015 net revenue to 2014 adjusted net revenue:

(in millions)	2015 Net Revenue	2014 Net Revenue	Estimated 53rd Week	2014 Adjusted Net Revenue(1)	Favorable/ (Unfavorable) Variance
Branded	$1,155.4	$1,120.9	$20.6	$1,100.3	$55.1	5.0%
Partner brand	335.3	340.0	6.5	333.5	$1.8	0.5%
Other	165.7	160.0	3.3	156.7	$9.0	5.7%
Net revenue	$1,656.4	$1,620.9	$30.4	$1,590.5	$65.9	4.1%

(1)
The non-GAAP measure and related comparisons in the table above should be considered in addition to, not as a substitute for, our net revenue disclosure, as well as other measures of financial performance reported in accordance with GAAP, and may not be comparable to similarly titled measures used by other companies. Our management believes the presentation of 2014 Adjusted Net Revenue is useful for providing increased transparency and assisting investors in understanding our ongoing operating performance.

Net revenue from branded products increased $34.5 million, or 3.1%, compared to 2014, primarily due to incremental Late July® revenue resulting from the consolidation of Late July® beginning at the end of October 2014, as well as revenue growth in our other Core brands, with the majority of this growth coming from Cape Cod® branded products. Revenue from branded products increased approximately $55.1 million, or 5.0%, in 2015, when excluding our estimate of the 53rd week in 2014. Revenue growth from our Core brands, excluding the impact of Late July®, was led by double digit revenue increases in Cape Cod® branded products as well as revenue increases in our Snack Factory® Pretzel Crisps® and Lance® branded products. Our Cape Cod® kettle cooked chips experienced strong volume growth and increased market share when compared to 2014 due to growth in core markets and continued expanded distribution. We also continued to experience revenue and market share growth in our Snack Factory® Pretzel Crisps®. Our Lance® branded products performed well compared to 2014, with increased revenue and market share that was driven in part by distribution gains in the second half of the year. These revenue increases were partially offset by slight revenue declines from our Snyder’s of Hanover® branded products in 2015 compared to 2014, after excluding the impact of the 53rd week in 2014. The volume decline was primarily due to overall softness in the pretzel category in the second half of 2015. Despite these challenges, Snyder’s of Hanover® pretzels were still able to grow market share and maintain category leadership. Revenue from our Allied branded products was down in 2015 compared to 2014, after adjusting for the 53rd week, primarily due to volume declines in certain salty product lines.
Partner brand net revenue increased 0.5% in 2015 compared to 2014 after adjusting for the 53rd week. During the second half of 2015, we experienced volume declines as a result of lower promotional activities for many of the partner brands that we sell through our DSD distribution network.

Other revenue, which primarily consists of revenue from contract manufactured products, increased $5.7 million, or 3.6%, from 2014 to 2015, and was up $9.0 million, or 5.7%, after adjusting for the 53rd week in 2014. The increase was primarily due to a full year of revenue from Baptista's, which was acquired in June of 2014. However, this increase was partially offset by a reduction in orders from Shearer's Foods LLC as part of our manufacturing and supply agreement as well as lost revenue due to a power outage at one of our major manufacturing facilities.

In 2015, approximately 70% of net revenue was generated through our DSD network compared to 71% in the prior year.
Gross Margin
Gross margin increased $0.8 million, but declined 0.7% as a percentage of net revenue compared to 2014. The dollar increase in gross margin was due to increased sales volume compared to the prior year. The decline as a percentage of revenue was primarily the result of increased promotional spending to support our new product offerings and generate volume for our Branded products. The increase in promotional spending as a percentage of revenue during 2015 resulted in approximately $13.5 million of additional promotional expense compared to 2014, or approximately 80 basis points lower gross margin compared to 2014.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $6.3 million in 2015 compared to 2014, and decreased 1.0% as a percentage of net revenue. The decrease in selling, general and administrative expenses was primarily due to cost reduction efforts associated with our margin improvement and restructuring plan that was initiated in the third quarter of 2014, declines in fuel and freight costs compared to the prior year, lower incentive compensation expense due to lower attainment of internal targets and lower marketing and advertising costs. These reductions were partially offset by a full year of Baptista's and Late July expense and $7.7 million of expenses related to the acquisition of Diamond.

Settlement of certain litigation
During 2015, we recognized $5.7 million in expense associated with tentative settlements reached in our "all-natural" and IBO class action lawsuits. See Note 15 to the consolidated financial statements for additional information related to these tentative settlements. There were no significant litigation settlements in 2014.

Impairment Charges
Impairment charges of $12.0 million were recorded during 2015, compared to $13.0 million during 2014. During 2015, we made the decision to move the production of certain products and provide additional packaging alternatives to improve operational efficiency. As a result, we recognized fixed asset impairment charges of $11.5 million in 2015, compared to $5.7 million in asset impairment charges in 2014. In addition, in 2015, we recorded $0.5 million of impairments related to route businesses compared to $3.7 million in 2014. We also recorded $3.6 million in trademark impairments in 2014, while no trademark impairments were necessary in 2015.
Gain on the Sale of Route Businesses, Net
During 2015, we recognized $1.9 million in net gains on the sale of route businesses compared to $1.1 million in 2014. Net gains on the sale of route businesses in 2015 consisted of $3.3 million in gains and $1.4 million in losses. For 2014, net gains on the sale of route businesses consisted of $3.3 million in gains and $2.2 million in losses.

The majority of the net gains on the sale of route business during 2015 were due to the decision to sell certain route businesses that were previously Company-owned as well as route reengineering projects that were initiated in order to maximize the efficiency of route territories for the IBOs. The majority of the route business sales activity in 2014 was due to the resale of routes purchased because of IBO defaults or route reengineering projects.
Gain on the Revaluation of Prior Equity Investment
During 2014, we recognized a $16.6 million gain on the revaluation of our prior 18.7% equity investment in Late July. Because of our purchase of a controlling interest in Late July, the equity of the entire entity was increased to fair value, which resulted in a $16.6 million increase in the value of our prior investment.

Other Income/Expense, Net
Other income declined from $0.2 million in 2014 to other expense of $0.8 million in 2015. Other expense in 2015 primarily consisted of $0.7 million associated with the derecognition of our cumulative translation adjustment due to the final liquidation of our Canadian subsidiary. Other income in 2014 principally consisted of income from a Transition Services Agreement associated with the sale of Private Brands offset by losses on sales of fixed assets.
Interest Expense, Net
Interest expense decreased $2.5 million during 2015 compared to 2014. The decrease was due to lower debt levels in 2015 as well as a $0.8 million write-off of previously capitalized debt issuance costs that occurred in 2014 due to debt refinancing.
Income Tax Expense
The effective income tax rate increased to 36.3% in 2015 from 35.3% in 2014. The increase in the effective income tax rate in 2015 was primarily due to non-deductible Diamond-related transaction costs in 2015.
Income from Discontinued Operations, Net of Income Tax
Income from discontinued operations, net of income tax, included in 2014 is primarily due to the gain as a result of the completion of the sale of Private Brands. There were no discontinued operations in 2015.

Year Ended January 3, 2015 (53 weeks) Compared to Year Ended December 28, 2013 (52 weeks)

(in millions)	2014		2013		Favorable/ (Unfavorable) Variance
Net revenue	$1,620.9	100.0%	$1,504.3	100.0%	$116.6	7.8%
Cost of sales	1,042.4	64.3%	963.0	64.0%	(79.4)	(8.2)%
Gross margin	578.5	35.7%	541.3	36.0%	37.2	6.9%
Selling, general and administrative	478.5	29.5%	447.2	29.7%	(31.3)	(7.0)%
Impairment charges	13.0	0.8%	1.9	0.1%	(11.1)	(584.2)%
Gain on sale of route businesses, net	(1.1)	(0.1)%	(2.6)	(0.2)%	(1.5)	(57.7)%
Gain on the revaluation of prior equity investment	(16.6)	(1.0)%	—	—%	16.6	—%
Other income, net	(0.2)	—%	(7.5)	(0.4)%	(7.3)	(97.3)%
Income before interest and income taxes	104.9	6.5%	102.3	6.8%	2.6	2.5%
Interest expense, net	13.4	0.8%	14.4	1.0%	1.0	6.9%
Income tax expense	32.3	2.0%	32.3	2.1%	—	—%
Income from continuing operations	59.2	3.7%	55.6	3.7%	3.6	6.5%
Income from discontinued operations, net of income tax	133.3	8.2%	23.5	1.6%	109.8	467.2%
Net income	$192.5	11.9%	$79.1	5.3%	$113.4	143.4%

Net Revenue
Net revenue by product category was as follows:

(in millions)	2014		2013		Favorable/ (Unfavorable) Variance
Branded	$1,120.9	69.2%	$1,079.6	71.8%	$41.3	3.8%
Partner brand	340.0	21.0%	304.2	20.2%	35.8	11.8%
Other	160.0	9.8%	120.5	8.0%	39.5	32.8%
Net revenue	$1,620.9	100.0%	$1,504.3	100.0%	$116.6	7.8%
Net revenue increased $116.6 million, or 7.8%, in 2014 compared to 2013 primarily due to acquisitions, the additional week of revenue recognized in 2014 and revenue growth in our Partner brand product category. The following table shows revenue by product category adjusted for amounts attributable to acquisitions and the 53rd week and compares the 2014 adjusted net revenue to 2013 net revenue:

(in millions)	2014 Net Revenue	Acquisitions	Estimated 53rd week	2014 Adjusted Net Revenue (1)	2013 Net Revenue	Favorable/ (Unfavorable) Variance
Branded	$1,120.9	$3.9	$20.6	$1,096.4	$1,079.6	$16.8	1.6%
Partner brand	340.0	—	6.5	333.5	304.2	29.3	9.6%
Other	160.0	40.5	3.3	116.2	120.5	(4.3)	(3.6)%
Net revenue	$1,620.9	$44.4	$30.4	$1,546.1	$1,504.3	$41.8	2.8%

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

Branded revenue increased $41.3 million, or 3.8%, compared to 2013, primarily due to additional revenue from the 53rd week included in 2014. Branded revenue increased 1.6% excluding acquisitions and the 53rd week. However, there were significant positive trends in revenues from three of our Core brands. Total Core brand revenue growth was approximately 2%, after adjusting for the 53rd week, and was led by revenue increases in Cape Cod® kettle cooked chips and Snack Factory® Pretzel Crisps®. Our Cape Cod® kettle cooked chips experienced strong volume growth and increased market share compared to 2013. This increase in Cape Cod volume was driven by organic growth in core markets, new consumers due to trial and innovation, quality improvements, digital advertising and expansion to the west coast during 2014. We also continued to experience revenue growth in our Snack Factory® Pretzel Crisps® as well as modest market share gains, which were primarily a result of increased distribution. Snyder’s of Hanover® pretzels showed growth in net revenue compared to 2013. This increase was primarily due to a strong performance by certain new products, including Sweet and Salty pretzel pieces, partially offset by declines in certain base products. The revenue gains in these Core brands were largely offset by a decline in revenue from Lance® sandwich crackers. This decrease in net revenue from Lance® sandwich crackers was primarily a result of volume declines due to packaging changes, competition from other brands in the sandwich cracker category and competition from other snack food products. Revenue from our Allied branded products was relatively flat, after adjusting for the 53rd week.
Partner brand net revenue grew 11.8% compared to 2013, and 9.6% after adjusting for the 53rd week in 2014. The increase was primarily due to volume growth in our existing Partner brand product portfolio. In addition, our distributor acquisitions in the second half of 2013 brought in additional Partner brand revenue.

Other revenue increased $39.5 million, or 32.8%, from 2013 to 2014, primarily because of the acquisition of Baptista's. However, this increase was partially offset by a reduction in orders for certain contract manufactured products.

In 2014, approximately 71% of net revenue was generated through our DSD network compared to 73% in the prior year. The decline as a percentage of revenue was due to a higher mix of Other products which are sold through our direct distribution network, largely due to the acquisition of Baptista's.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $31.3 million in 2014 compared to 2013, but decreased 0.2% as a percentage of net revenue. The majority of the increase was the result of incremental advertising and marketing costs as well as higher freight costs compared to 2013. We increased our investment in marketing and advertising costs by approximately 12% in 2014 to support new product introductions during the year as well as to maintain and grow our market share for our Core branded products. The higher freight costs in 2014 were primarily due to increased sales volume, but were also the result of adverse weather conditions and third-party freight carrier capacity constraints during the first half of the year. We also incurred severance and other related expenses of $2.8 million in 2014 in conjunction with our Margin Improvement and Restructuring Plan.
Impairment Charges
During 2014, we recorded $13.0 million in total impairment charges, with $7.3 million in impairment of intangible assets and $5.7 million in impairment of fixed assets. We recorded a $3.6 million impairment in order to fair value one of our trademarks. This impairment was necessary due to a reduction in projected future cash flows for this trademark. We also recorded a $3.7 million impairment of our route intangible assets during 2014. We made a decision to discontinue a certain product line resulting in fixed asset impairment charges associated with the related packaging equipment of $1.8 million in 2014. Additional fixed asset impairment charges of $2.9 million were recorded in 2014 primarily to write off certain machinery and equipment where expected future cash flows were not expected to support the carrying value due to the sale of Private Brands. The remaining $1.0 million impairment charge was related to our former Corsicana, Texas facility which was later sold during 2014.
The impairment expense in 2013 of $1.9 million was incurred in order to write-off the remaining value of a trademark that we no longer use.

Gain on the Sale of Route Businesses, Net
During 2014, we recognized $1.1 million in net gains on the sale of route businesses compared with net gains of $2.6 million in 2013. The decrease in net gains on the sale of route businesses in 2014 is primarily due to less sales activity and the lower route values in 2014 when compared to 2013. The majority of the route business sales activity in both years was due to the resale of routes purchased because of IBO defaults or route reengineering projects that were initiated in order to maximize the efficiency of route territories for the IBOs.
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

Liquidity and Capital Resources
Liquidity
Liquidity represents our ability to generate sufficient cash flows from operating activities to meet our obligations as well as our ability to obtain appropriate financing. Therefore, liquidity should not be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives. Currently, our liquidity needs arise primarily from acquisitions, working capital requirements, capital expenditures for fixed assets and dividends. We believe we have sufficient liquidity available to enable us to meet these demands throughout the next twelve months as well as over the long-term.
Acquisition of Diamond
On February 29, 2016, we completed the acquisition of all the outstanding stock of Diamond. Diamond's stockholders received 0.775 shares of Snyder's-Lance common stock and $12.50 in cash for each Diamond share, with the total purchase price expected to be approximately $1.9 billion, based on the closing price of our common stock on February 26, 2016, the last trading day prior to the closing date and including our repayment of approximately $651 million of Diamond's indebtedness, accrued interest and related fees. The cash portion of the consideration payable to the stockholders of Diamond was funded through a combination of cash on hand, existing credit facilities, and our incurrence of new debt in connection with the acquisition of Diamond.

In conjunction with our acquisition of Diamond, on December 16, 2015, we entered into a new senior unsecured credit agreement with the term lenders and Bank of America, N.A., as administrative agent. Under the New Credit Agreement, the term lenders have provided (i) senior unsecured term loans in an original aggregate principal amount of $830 million and maturing five years after the funding date and (ii) senior unsecured term loans in an original aggregate principal amount of $300 million and maturing ten years after the funding date. The $1.13 billion in proceeds from the New Credit Agreement were used to finance, in part, the cash component of the merger consideration, to repay indebtedness of Diamond and Snyder's-Lance, and to pay certain fees and expenses incurred in connection with the acquisition.

We believe that we continue to have sufficient liquidity to enable us to meet both our short and long-term needs and we will continue to comply with all debt covenants. Our compliance with debt covenants will continue to be closely monitored particularly with regard to our new debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") covenant.
Cash Flows
The following table sets forth a summary of our cash flows for each of the past three years:

(in thousands)	2015	2014	2013
Net cash provided by/(used in):
Operating activities	$146,154	$13,025	$140,736
Investing activities	(44,026)	99,035	(64,911)
Financing activities	(98,396)	(90,767)	(71,021)
Net increase in cash and cash equivalents	$3,732	$21,293	$4,804
Operating Cash Flows
Cash flow provided by operating activities increased $133.1 million in 2015 compared to 2014. The increase in net cash provided by operating activities was primarily driven by taxes paid in 2014 due to the gain on the sale of Private Brands. Approximately $127 million in income taxes related to the gain on the sale of Private Brands were paid in 2014. Excluding the payment of these income taxes, net cash provided by operating activities was favorable by approximately $6 million from 2014 to 2015.
Cash flow provided by operating activities decreased $127.7 million in 2014 compared to 2013 which was again primarily driven by taxes paid due to the gain on the sale of Private Brands in 2014. Excluding the payment of these income taxes, net cash provided by operating activities was reasonably consistent from 2013 to 2014.

Investing Cash Flows
Cash used by investing activities totaled $44.0 million in 2015 compared with cash provided by investing activities of $99.0 million in 2014. The significant decrease in cash provided by investing activities was due to the proceeds received from the sale of Private Brands in 2014 of $430 million, which was partially offset by cash used for the acquisition of Baptista's and our additional investment in Late July totaling $262.3 million. Capital expenditures for fixed assets, principally manufacturing equipment, decreased from $72.1 million in 2014 to $51.5 million in 2015. The decrease from 2014 to 2015 was due to additional capital expenditures in 2014 used to upgrade equipment and enhance capacity, while the capital expenditures in 2015 were primarily used to maintain our machinery and equipment and support revenue growth. For 2016, we expect capital expenditures to remain relatively consistent with 2015 with a current estimate of $50 million to $55 million. This level of capital spend is believed to be adequate to maintain and support our revenue growth over the next few years. Proceeds from the sale of route businesses, net of purchases, generated cash flows of $4.8 million in 2015, compared to net proceeds of $1.0 million in 2014. The majority of the net cash flows generated from the sale of routes in 2015 were due to the decision to sell certain route businesses that were previously Company-owned.
Cash provided by investing activities totaled $99.0 million in 2014 compared with cash used in investing activities of $64.9 million in 2013. The significant increase in cash provided by investing activities was due to the proceeds received from the sale of Private Brands of $430 million, which was partially offset by cash used for the acquisition of Baptista's and our additional investment in Late July totaling $262.3 million. Capital expenditures for fixed assets, principally manufacturing equipment, decreased slightly from $74.6 million in 2013 to $72.1 million in 2014. Proceeds from the sale of route businesses, net of purchases, generated net cash flows of $1.0 million in 2014, compared to net proceeds of $1.1 million in 2013.
Financing Cash Flows
Net cash used in financing activities of $98.4 million in 2015 was principally due to dividends paid of $45.2 million and debt repayments of $57.5 million. This compared to cash used in financing activities of $90.8 million in 2014, which was principally due to dividends paid of $44.9 million, as well as debt repayments of $50.4 million. Cash used in financing activities in 2013 was $71.0 million, primarily due to dividends paid of $44.9 million as well as debt repayments of $36.6 million.
On February 9, 2016, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on March 4, 2016 to stockholders of record on February 24, 2016.
Debt
Unused and available borrowings were $375 million under our existing credit facilities at January 2, 2016, as compared to $325 million at January 3, 2015. Under certain circumstances and subject to certain conditions, we have the option to increase available credit under the Credit Agreement by up to $200 million during the life of the facility. We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $9.2 million as of January 2, 2016.

Our existing credit agreement requires us to comply with certain defined covenants, such as a maximum debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio of 3.50, or 3.75 for four consecutive periods following a material acquisition, and a minimum interest coverage ratio of 2.50. At January 2, 2016, our debt to EBITDA ratio was 2.08, and our interest coverage ratio was 8.14. We were in compliance with all of these covenants at January 2, 2016. The private placement agreement for $100 million of senior notes has provisions no more restrictive than the Credit Agreement. Total interest expense under all credit agreements for 2015, 2014 and 2013 was $11.1 million, $13.4 million, and $14.7 million, respectively.

In February of 2016, using available borrowings from our existing credit facilities and cash on hand, we repaid our $100 million private placement senior notes which were due in June 2017. The total repayment was approximately $106 million, and will result in an estimated loss on early extinguishment of approximately $5 million.

New Credit Agreement
In conjunction with our acquisition of Diamond, we entered into a new senior unsecured credit agreement as amended with the lenders party thereto (the “Term Lenders”) and Bank of America, N.A., as administrative agent. Under the New Credit Agreement, the Term Lenders have committed to provide, subject to certain conditions, (i) senior unsecured term loans in an original aggregate principal amount of $830 million and maturing five years after the funding date thereunder (the “Five Year Term Loans”) and (ii) senior unsecured term loans in an original aggregate principal amount of $300 million and maturing ten years after the funding date thereunder (the “Ten Year Term Loans”). The $1.13 billion in proceeds from the New Credit Agreement were used to finance, in part, the cash component of the acquisition consideration, to repay indebtedness of Diamond and Snyder's-Lance, and to pay certain fees and expenses incurred in connection with the acquisition.

Loans outstanding under the New Credit Agreement bear interest, at our option, either at (i) a Eurodollar rate plus an applicable margin specified in the New Credit Agreement or (ii) a base rate plus an applicable margin specified in the New Credit Agreement. The applicable margin added to the Eurodollar rate or base rate, as the case may be, is subject to adjustment after the end of each fiscal quarter based on changes in the Company’s adjusted total net debt-to-EBITDA ratio.
The outstanding principal amount of the Five Year Term Loans is payable in equal quarterly installments of $10.375 million beginning after completion of the first full quarter and continuing until the fifth anniversary of the funding date, with the remaining balance payable on the fifth anniversary of the funding date. The outstanding principal amount of the Ten Year Term Loans is payable in quarterly principal installments of $15 million beginning in the twenty-first full fiscal quarter after the funding date. The New Credit Agreement also contains optional prepayment provisions.
The obligations of the Company under the New Credit Agreement are guaranteed by all existing and future direct and indirect wholly-owned domestic subsidiaries of the Company other than any such subsidiaries that, taken together, do not represent more than 10% of the total domestic assets or domestic revenues of the Company and its wholly-owned domestic subsidiaries. The New Credit Agreement contains customary representations, warranties and covenants. The financial covenants include a maximum total debt to EBITDA ratio of 4.75 to 1.00 for the first two quarters following the acquisition and decreasing over the period of the loan to 3.50 to 1.00 in the seventh quarter following the acquisition. The financial covenants also include a minimum interest coverage ratio of 2.50 to 1.00. Other covenants include, but are not limited to, limitations on: (i) liens, (ii) dispositions of assets, (iii) mergers and consolidations, (iv) loans and investments, (v) subsidiary indebtedness, (vi) transactions with affiliates and (vii) certain dividends and distributions. The New Credit Agreement contains customary events of default, including a cross default provision and change of control provisions. If an event of default occurs and is continuing, we may be required to repay all amounts outstanding under the New Credit Agreement.
In addition, the debt to EBITDA covenant associated with our existing credit agreement was adjusted to agree to the New Credit Agreement in order to accommodate this additional debt.
Contractual Obligations
We lease certain facilities and equipment classified as operating leases. We also have entered into agreements with suppliers for the purchase of certain ingredients, packaging materials and energy used in the production process. These agreements are entered into in the normal course of business and consist of agreements to purchase a certain quantity over a certain period of time. These purchase commitments range in length from three to twelve months. In addition, we have a contract to receive services from our syndicated market data provider through 2023. Our commitment for these services ranges from $3 million to $4 million each year throughout the life of the contract.

Contractual obligations as of January 2, 2016 were:

(in thousands)		Payments Due by Period
	Total	2016	2017-2018	2019-2020	Thereafter
Purchase commitments	$123,452	$99,292	$7,610	$7,100	$9,450
Debt, including interest payable (1)	386,875	7,500	115,000	151,875	112,500
Operating lease obligations	93,040	16,126	24,265	15,593	37,056
Accrued long-term incentive plan	4,606	1,281	3,325	—	—
Unrecognized tax benefits (2)	3,646	—	—	—	—
Other liabilities (3)	21,123	—	—	—	—
Total contractual obligations	$632,742	$124,199	$150,200	$174,568	$159,006

Footnotes:

(1)	Variable interest will be paid in future periods based on the outstanding balance at that time.

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

(3)
Amounts represent future cash payments to satisfy certain noncurrent liabilities recorded on our Consolidated Balance Sheets, including the short-term portion of these long-term liabilities. Included in these noncurrent liabilities on our Consolidated Balance Sheets as of January 2, 2016 were $16.2 million in accrued insurance liabilities and $4.9 million in other liabilities. As the specific payment dates for these liabilities is unknown, the related balances have not been reflected in the "Payments Due by Period" section of the table.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity or cash flows.
We currently provide a partial guarantee for loans made to IBOs by certain third-party financial institutions for the purchase of route businesses. The outstanding aggregate balance on these loans was approximately $139.3 million as of January 2, 2016 compared to approximately $130.3 million as of January 3, 2015. The $9.0 million increase in the guarantee was primarily due to new IBO loans as a result of transactions between former IBOs and new IBOs where the principal outstanding on the repaid loans was lower than the principal of the new loans. The annual maximum amount of future payments we could be required to make under the guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the route businesses for which the loans are made. Accordingly, we have the ability to recover substantially all of the outstanding loan value upon default, and our liability associated with this guarantee is not significant.
Critical Accounting Estimates
Preparing the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We believe the following estimates and assumptions to be critical accounting estimates. These estimates and assumptions may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and may have a material impact on our financial condition or operating performance. Actual results may differ from these estimates under different assumptions or conditions.
Revenue Recognition
We recognize revenue when title and risk of loss passes to our customers. Allowances for sales returns, stale products, promotions and discounts are recorded as reductions of revenue in the consolidated financial statements. The timing of revenue recognition varies based on the types of products sold and the distribution method.
Revenue for products sold to IBOs in our DSD network is recognized when the IBO purchases the inventory from our warehouses or the products are shipped to their stockroom. Revenue for products sold to retail customers through routes operated by company associates is recognized when the product is delivered to the customer.
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
Shelf space allowances are capitalized and amortized over the lesser of twelve months or the life of the agreement and recorded as a reduction to revenue. Capitalized shelf space allowances are evaluated for impairment on an ongoing basis.
Total allowances for sales returns, rebates, coupons, scan-backs and other promotional activities recorded in the Consolidated Balance Sheets was $25.4 million and $22.8 million as of January 2, 2016 and January 3, 2015, respectively.
Allowance for Doubtful Accounts
The determination of the allowance for doubtful accounts is based on management’s estimate of uncollectible accounts receivable. We record a general reserve based on analysis of historical data and aging of accounts receivable. In addition, management records specific reserves for receivable balances that are considered at higher risk due to known facts regarding the customer. The assumptions for this determination are reviewed quarterly to ensure that business conditions or other circumstances are consistent with the assumptions. The allowance for doubtful accounts was $0.9 million and $1.8 million as of January 2, 2016 and January 3, 2015, respectively. The decrease in the allowance for doubtful accounts from 2014 to 2015 was primarily due to write-offs of specifically reserved receivables.
Self-Insurance Reserves
We maintain reserves for the self-funded portions of employee medical insurance benefits. Our portion of employee medical claims is limited to $0.4 million per participant annually by stop-loss insurance coverage. The accrual for incurred but not reported medical insurance claims was $3.8 million and $3.6 million in 2015 and 2014, respectively.
We maintain self-insurance reserves for workers’ compensation and auto liability for individual losses up to the deductibles which are currently $0.8 million per individual loss for workers' compensation, $0.5 million for auto liability per accident and $0.3 million for auto physical damage per accident. In addition, certain general and product liability claims are self-funded for individual losses up to the $0.5 million insurance deductible. Claims in excess of the deductible are fully insured up to $100 million per individual claim. We evaluate input from a third-party actuary in the estimation of the casualty insurance obligation on an annual basis. In determining the ultimate loss and reserve requirements, we use various actuarial assumptions including compensation trends, healthcare cost trends and discount rates. In 2015, we used a discount rate of 2.0%, the same rate used in 2014, based on treasury rates over the estimated future payout period.
We also use historical information for claims frequency and severity in order to establish loss development factors. For 2015 and 2014, we had accrued liabilities related to the retained risks of $16.2 million and $18.1 million, respectively, included in the accruals for casualty insurance claims in our Consolidated Balance Sheets. The liabilities related to our casualty insurance claims were partially offset by estimated reimbursements for amounts in excess of our deductibles associated with these claims of $5.2 million and $5.9 million for 2015 and 2014, respectively, which are included in other noncurrent assets in our Consolidated Balance Sheets.
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
The impairment analysis of goodwill performed using a discounted cash flow model, as of January 2, 2016, assumes combined average annual revenue growth of approximately 3.5% during the valuation period. This compares to a combined average annual revenue growth of approximately 3.7% in the calculation as of January 3, 2015.

We use a combination of internal and external data to develop the weighted average cost of capital, which was 8.0% for 2015, 2014 and 2013. Significant investments in fixed assets and working capital to support the assumed revenue growth are estimated and factored into the analysis. If the assumed revenue growth is not achieved, anticipated investments in fixed assets and working capital could be reduced. As of January 2, 2016, the goodwill impairment analysis resulted in excess fair value over carrying value of approximately 84%. Even with a significant amount of excess fair value over carrying value, major changes in assumptions or changes in conditions could result in a goodwill impairment charge in the future.
Our trademarks are valued using the relief-from-royalty method under the income approach, which requires us to estimate unobservable factors such as a royalty rate and discount rate and identify relevant projected revenue. In 2015, there were no impairments recorded on our trademarks. We recorded impairment charges of $3.6 million and $1.9 million in 2014 and 2013, respectively, on certain trademarks. Certain trademarks with a total book value of $22.3 million as of January 2, 2016, currently have a fair value which exceeds the book value by less than 15%. Any adverse changes in the use of these trademarks or the sales volumes of the associated products could result in an impairment charge in the future.
Our route intangible assets are valued by comparing the current fair market value for the route assets to the associated book value. The fair market value is computed using the route sales average for each route multiplied by the market multiple for the area in which the route is located. We recognized $0.5 million and $3.7 million of route intangible asset impairments in 2015 and 2014, respectively, as a result of this analysis. There were no route intangible asset impairments in 2013. Some of our route territories have fair values that approximate book value. Any economic declines or other adverse changes such as decreased demand for our products in those areas could result in future impairment charges.
Other intangible assets, primarily customer and contractual relationships and patents, are tested for impairment if events or changes in circumstances indicate that it is more likely than not that fair value is less than book value. No event-driven impairment assessments were deemed necessary for 2015, 2014 or 2013.
Route Intangible Purchase and Sale Transactions
We purchase and sell route businesses as a part of maintenance of our DSD network. Route businesses subject to purchase and sale transactions represent integrated sets of inputs, activities and processes that are capable of being conducted and managed for the purpose of providing a return directly to the IBOs and meet the definition of a business in accordance with FASB ASC 805, Business Combinations. Upon acquisition of a route business, we allocate the purchase price based on the fair value of the indefinite-lived route intangible, representing our perpetual and exclusive distribution right in the route territory, with any excess purchase price attributed to goodwill. We recognize a gain or a loss on the sale of a route business upon completion of the sales transaction and signing of the relevant documents. Gain or loss on sale is determined by comparing the basis of the route business sold, which includes a relative fair value allocation of goodwill in accordance with FASB ASC 350, Intangibles-Goodwill and Other, to the proceeds received from the IBO. For 2015, 2014 and 2013, we recognized net gains on the sale of route businesses of $1.9 million, $1.1 million and $2.6 million, respectively. Net gains on the sale of route businesses in 2015 consisted of $3.3 million in gains and $1.4 million in losses. Net gains on the sale of route businesses in 2014 consisted of $3.3 million in gains and $2.2 million in losses. For 2013, net gains on the sale of route businesses consisted of $6.1 million in gains and $3.5 million in losses.

Impairment Analysis of Fixed Assets
Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets or asset groups to be held and used is measured by a comparison of the carrying amount of an asset or asset group to future net cash flows expected to be generated by the asset or asset group. If such assets or asset groups are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets or asset groups exceeds the fair value of the assets or asset groups. There were $11.5 million in fixed asset impairment charges recorded during 2015 compared to $5.7 million during 2014 and none during 2013.
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
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. We estimate valuation allowances on deferred tax assets for the portions that we do not believe will be fully utilized based on projected earnings and usage. In accordance with Accounting Standards Update ("ASU") No. 2015-17, deferred tax assets and liabilities, along with related valuation allowances, are netted by tax jurisdiction and classified as noncurrent on the balance sheet. During the fourth quarter of 2015, we elected to early-adopt ASU No. 2015-17, and the changes to deferred tax assets and liabilities were applied retrospectively. See Note 2 to the consolidated financial statements included in Item 8 for additional information.
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
Interest Rate Risk
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desired proportion of fixed to variable-rate debt. See Note 13 to the consolidated financial statements in Item 8 for further information related to our interest rate swap agreements. While these interest rate swap agreements fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $1.3 million lower without these swaps during 2015 and $0.6 million lower without these swaps for both 2014 and 2013. Including the effect of the interest rate swap agreement, the weighted average interest rate was 3.14% and 2.34%, respectively, as of January 2, 2016 and January 3, 2015. A 10% increase in variable interest rates would not have significantly impacted interest expense during 2015.
Credit Risk
We are exposed to credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. For 2015, 2014 and 2013, net bad debt expense was $1.1 million, $1.6 million and $1.8 million, respectively. Allowances for doubtful accounts were $0.9 million as of January 2, 2016, $1.8 million as of January 3, 2015, and $1.5 million as of December 28, 2013.

Item 8.  Financial Statements and Supplementary Data
SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the Fiscal Years Ended January 2, 2016 (52 weeks), January 3, 2015 (53 weeks) and December 28, 2013 (52 weeks)

(in thousands, except per share data)	2015	2014	2013
Net revenue	$1,656,399	$1,620,920	$1,504,332
Cost of sales	1,077,110	1,042,458	963,073
Gross margin	579,289	578,462	541,259

Selling, general and administrative	472,236	478,532	447,170
Settlements of certain litigation	5,675	—	—
Impairment charges	11,997	13,047	1,900
Gain on sale of route businesses, net	(1,913)	(1,109)	(2,590)
Gain on the revaluation of prior equity investment	—	(16,608)	—
Other expense/(income), net	838	(250)	(7,529)
Income before interest and income taxes	90,456	104,850	102,308

Interest expense, net	10,853	13,342	14,408
Income before income taxes	79,603	91,508	87,900

Income tax expense	28,885	32,291	32,297
Income from continuing operations	50,718	59,217	55,603
Income from discontinued operations, net of income tax	—	133,316	23,481
Net income	50,718	192,533	79,084
Net income/(loss) attributable to noncontrolling interests	33	(58)	364
Net income attributable to Snyder’s-Lance, Inc.	$50,685	$192,591	$78,720

Amounts attributable to Snyder's-Lance, Inc.:
Continuing operations	$50,685	$59,275	$55,239
Discontinued operations	—	133,316	23,481
Net income attributable to Snyder's-Lance, Inc.	$50,685	$192,591	$78,720

Basic earnings per share:
Continuing operations	$0.72	$0.84	$0.80
Discontinued operations	—	1.90	0.33
Total basic earnings per share	$0.72	$2.74	$1.13

Diluted earnings per share:
Continuing operations	$0.71	$0.84	$0.79
Discontinued operations	—	1.88	0.33
Total diluted earnings per share	$0.71	$2.72	$1.12

Cash dividends declared per share	$0.64	$0.64	$0.64
See Notes to the consolidated financial statements.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
For the Fiscal Years Ended January 2, 2016 (52 weeks), January 3, 2015 (53 weeks) and December 28, 2013 (52 weeks)

(in thousands)	2015	2014	2013
Net income	$50,718	$192,533	$79,084

Net unrealized loss/(gain) on derivative instruments, net of income tax (benefit)/expense of ($247), $186 and $171	360	(304)	(268)
Foreign currency translation adjustment	(737)	11,482	5,215
Total other comprehensive (income)/loss	(377)	11,178	4,947

Total comprehensive income	51,095	181,355	74,137
Comprehensive income/(loss) attributable to noncontrolling interests, net of income tax of $0, $0 and $261	33	(58)	364
Total comprehensive income attributable to Snyder’s-Lance, Inc.	$51,062	$181,413	$73,773
See Notes to the consolidated financial statements.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of January 2, 2016 and January 3, 2015

(in thousands, except share data)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$39,105	$35,373
Restricted cash	966	966
Accounts receivable, net of allowances of $917 and $1,778, respectively	131,339	126,093
Inventories	110,994	116,236
Prepaid income taxes and income taxes receivable	2,321	4,175
Assets held for sale	15,678	11,007
Prepaid expenses and other current assets	21,210	22,112
Total current assets	321,613	315,962

Noncurrent assets:
Fixed assets, net	401,465	423,612
Goodwill	539,119	541,539
Other intangible assets, net	528,658	545,212
Other noncurrent assets	27,403	23,874
Total assets	$1,818,258	$1,850,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$8,541	$8,561
Accounts payable	54,207	57,407
Accrued compensation	26,196	33,154
Accrued casualty insurance claims	4,262	4,320
Accrued marketing, selling and promotional costs	18,806	15,889
Other payables and accrued liabilities	32,248	21,595
Total current liabilities	144,260	140,926

Noncurrent liabilities:
Long-term debt	379,855	438,376
Deferred income taxes, net	157,591	155,404
Accrued casualty insurance claims	11,931	13,755
Other noncurrent liabilities	17,034	15,030
Total liabilities	710,671	763,491

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.83 1/3 par value. 110,000,000 shares authorized; 70,968,054 and 70,406,086 shares outstanding, respectively	59,138	58,669
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; no shares outstanding	—	—
Additional paid-in capital	791,428	776,930
Retained earnings	238,314	232,812
Accumulated other comprehensive loss	(630)	(1,007)
Total Snyder’s-Lance, Inc. stockholders’ equity	1,088,250	1,067,404
Noncontrolling interests	19,337	19,304
Total stockholders’ equity	1,107,587	1,086,708
Total liabilities and stockholders’ equity	$1,818,258	$1,850,199

See Notes to the consolidated financial statements.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
For the Fiscal Years Ended January 2, 2016 (52 weeks), January 3, 2015 (53 weeks) and December 28, 2013 (52 weeks)

(in thousands, except share and per share data)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interests	Total
Balance, December 29, 2012	68,863,974	$57,384	$746,155	$50,847	$15,118	$2,671	$872,175
Total comprehensive income				78,720	(4,947)	364	74,137
Acquisition of remaining interest in Michaud Distributors	342,212	285	3,109			(3,394)	—
Dividends paid to noncontrolling interests						(471)	(471)
Dividends paid to stockholders ($0.64 per share)				(44,421)			(44,421)
Amortization of non-qualified stock options			2,444				2,444
Stock options exercised, including $1,500 tax benefit	601,672	501	10,775				11,276
Issuance and amortization of restricted stock, net of cancellations	113,824	96	3,434				3,530
Repurchases of common stock	(29,792)	(25)	(745)				(770)
Balance, December 28, 2013	69,891,890	$58,241	$765,172	$85,146	$10,171	$(830)	$917,900
Total comprehensive income				192,591	(11,178)	(58)	181,355
Acquisition of remaining interest in Patriot Snacks Real Estate, LLC			(937)			787	(150)
Tax effect of transaction with noncontrolling interests			198				198
Establish noncontrolling interest in Late July						19,405	19,405
Dividends paid to stockholders ($0.64 per share)				(44,925)			(44,925)
Amortization of non-qualified stock options			2,906				2,906
Stock options exercised, including $1,051 tax benefit	428,285	357	7,510				7,867
Issuance and amortization of restricted stock, net of cancellations	132,472	110	3,373				3,483
Repurchases of common stock	(46,561)	(39)	(1,292)				(1,331)
Balance, January 3, 2015	70,406,086	$58,669	$776,930	$232,812	$(1,007)	$19,304	$1,086,708
Total comprehensive income				50,685	377	33	51,095
Dividends paid to stockholders ($0.64 per share)				(45,183)			(45,183)
Amortization of non-qualified stock options			2,194				2,194
Stock options exercised, including $2,326 tax benefit	496,828	414	9,772				10,186
Issuance and amortization of restricted stock, net of cancellations	88,983	75	3,348				3,423
Repurchases of common stock	(23,843)	(20)	(816)				(836)
Balance, January 2, 2016	70,968,054	$59,138	$791,428	$238,314	$(630)	$19,337	$1,107,587
See Notes to the consolidated financial statements.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Fiscal Years Ended January 2, 2016 (52 weeks), January 3, 2015 (53 weeks) and December 28, 2013 (52 weeks)

(in thousands)	2015	2014	2013
Operating activities:
Net income	$50,718	$192,533	$79,084
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	70,379	65,164	59,631
Stock-based compensation expense	5,616	6,529	5,944
Loss/(gain) on sale of fixed assets, net	420	1,304	(2,640)
Gain on sale of Private Brands, excluding transaction costs	—	(229,322)	—
Gain on the purchase of additional interest in Late July	—	(16,608)	—
Gain on sale of route businesses, net	(1,913)	(1,109)	(2,590)
Impairment charges	11,997	13,047	1,900
Derecognition of cumulative translation adjustment	737	—	—
Deferred income taxes	2,433	(19,499)	10,360
Provision for doubtful accounts	1,104	1,600	1,828
Changes in operating assets and liabilities, excluding business acquisitions and disposals:
Accounts receivable	(6,349)	1,368	(5,266)
Inventory	5,242	(7,131)	4,461
Other current assets	2,463	5,972	(3,083)
Accounts payable	(2,468)	3,135	1,893
Other accrued liabilities	6,970	(149)	(6,960)
Other noncurrent assets	709	3,741	1,830
Other noncurrent liabilities	(1,904)	(7,550)	(5,656)
Net cash provided by operating activities	146,154	13,025	140,736

Investing activities:
Purchases of fixed assets	(51,468)	(72,056)	(74,579)
Purchases of route businesses	(22,568)	(21,359)	(29,692)
Proceeds from sale of fixed assets	1,776	2,122	9,448
Proceeds from sale of route businesses	27,408	22,400	30,745
Proceeds from sale of investments	826	—	2,298
Proceeds from sale of Private Brands	—	430,017	—
Business acquisitions, net of cash acquired	—	(262,323)	(3,131)
Changes in restricted cash	—	234	—
Net cash (used in)/provided by investing activities	(44,026)	99,035	(64,911)

Financing activities:
Dividends paid to stockholders	(45,183)	(44,925)	(44,892)
Acquisition of remaining interest in Patriot Snacks Real Estate, LLC	—	(150)	—
Debt issuance costs	(5,065)	(1,854)	—
Issuances of common stock	7,862	6,816	9,776
Excess tax benefits from stock-based compensation	2,326	1,051	1,500
Repurchases of common stock	(836)	(1,331)	(770)
Repayments of long-term debt	(7,500)	(15,374)	(20,508)
Net repayments of existing credit facilities	(50,000)	(35,000)	(16,127)
Net cash used in financing activities	(98,396)	(90,767)	(71,021)

Increase in cash and cash equivalents	3,732	21,293	4,804
Cash and cash equivalents at beginning of fiscal year	35,373	14,080	9,276
Cash and cash equivalents at end of fiscal year	$39,105	$35,373	$14,080

Non-cash financing activities:
Acquisition of remaining interest in Michaud Distributors	$—	$—	$10,150

Supplemental information:
Cash paid for income taxes, net of refunds of $2,608, $381, and $151, respectively	$23,068	$160,906	$39,313
Cash paid for interest	$11,523	$13,798	$15,131
See Notes to the consolidated financial statements.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Years Ended January 2, 2016, January 3, 2015 and December 28, 2013
NOTE 1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Operations
We operate in one business segment: the manufacturing, distribution, marketing and sale of snack food products. These products include pretzels, sandwich crackers, kettle cooked chips, pretzel crackers, cookies, potato chips, tortilla chips, nuts, restaurant style crackers, and other salty snacks. Additionally, we purchase certain cake products and meat snacks sold under our brands. Our products are packaged in various single-serve, multi-pack and family-size configurations. Our Branded products are principally sold under the Snyder’s of Hanover®, Lance®, Cape Cod®, Snack Factory® Pretzel Crisps®, Late July®, Tom’s®, Archway®, Jays®, Stella D’oro®, Eatsmart Snacks™, Krunchers!® and O-Ke-Doke® brands.

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
Our corporate headquarters is located in Charlotte, North Carolina. We have an additional administrative office in Hanover, Pennsylvania which supports our DSD distribution network. Our manufacturing operations are located in Charlotte, North Carolina; Hanover, Pennsylvania; Franklin, Wisconsin; Goodyear, Arizona; Columbus, Georgia; Jeffersonville, Indiana; Hyannis, Massachusetts; Perry, Florida; and Ashland, Ohio. Additionally, our Research and Development Center is located in Hanover, Pennsylvania.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Snyder’s-Lance, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated. Certain prior year amounts, including deferred income tax balances as described further in Note 2, have been reclassified to conform to current year presentation.
The Company's fiscal year ends on the Saturday closest to December 31 and, as a result, a 53rd week is added every fifth or sixth year. The Company's 2015 and 2013 fiscal years each contained 52 weeks and ended on January 2, 2016 and December 28, 2013, respectively. Fiscal year 2014 contained 53 weeks and ended on January 3, 2015.
Discontinued Operations Presentation
As discussed in Note 3, amounts included in the Consolidated Statements of Income for prior periods have been reclassified to separate amounts related to discontinued operations from continuing operations. Accordingly, unless otherwise stated, amounts disclosed within the notes to the consolidated financial statements exclude amounts related to discontinued operations. The Consolidated Statements of Cash Flows were not adjusted for presentation of discontinued operations in prior periods as no adjustment was required by the applicable accounting standards.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of financial statements and the reported amounts of revenue and expenses during the periods reported. Examples include sales and promotional allowances, customer returns, allowances for doubtful accounts, inventory valuations, useful lives of fixed assets and related impairment, long-term investments, hedge transactions, goodwill and intangible asset valuations and impairments, incentive compensation, income taxes, self-insurance, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.

Noncontrolling Interests
We own 80% of Late July Snacks, LLC (“Late July”) and consolidate its balance sheet and operating results into our consolidated financial statements. The associated noncontrolling interest is classified as equity, with the consolidated net income adjusted to exclude the net income or loss attributable to the noncontrolling interest.

During 2014, we acquired the remaining 49% ownership interest in Patriot Snacks Real Estate, LLC (“Patriot”) and now own 100% of the outstanding equity. Prior to this acquisition, which was completed in the fourth quarter of 2014, we had a 51% ownership interest in Patriot. The impact of the acquisition was not significant to the consolidated financial statements.
During 2013, we acquired the remaining 20% ownership interest in Michaud Distributors (“Michaud”) and now own 100% of the outstanding equity. We exchanged 342,212 newly issued unregistered shares of our common stock, approximately $10.2 million in equity consideration, for the remaining 20% equity in Michaud. Prior to this acquisition, which was completed in the fourth quarter of 2013, we had an 80% ownership interest in Michaud.
Revenue Recognition
We recognize revenue when title and risk of loss passes to our customers. Allowances for sales returns, stale products, promotions and discounts are recorded as reductions of revenue in the consolidated financial statements. The timing of revenue recognition varies based on the types of products sold and the distribution method.
Revenue for products sold to IBOs in our DSD network is recognized when the IBO purchases the inventory from our warehouses or the products are shipped to their stockroom. Revenue for products sold to retail customers through routes operated by company associates is recognized when the product is delivered to the customer.
Revenue for products shipped directly to customers from our warehouses is recognized based on the shipping terms listed on the shipping documentation. Products shipped with terms FOB shipping point are recognized as revenue at the time the product leaves our warehouses. Products shipped with terms FOB destination are recognized as revenue based on the anticipated receipt date by the customer.
We allow certain customers to return products under agreed upon circumstances. We record a returns allowance for damaged products and other products not sold by the expiration date on the product label. This allowance is estimated based on a percentage of historical sales returns and current market information.
We record certain reductions to revenue for promotional allowances. There are several different types of promotional allowances such as off-invoice allowances, rebates and shelf space allowances. An off-invoice allowance is a reduction to the sales price that is directly deducted from the invoice amount. We record the amount of the deduction as a reduction to revenue when the transaction occurs. Rebates are offered to retail customers based on the quantity of product purchased over a period of time. Based on the nature of these allowances, the exact amount of the rebate is not known at the time the product is sold to the customer. An estimate of the expected rebate is recorded as a reduction to revenue at the time of the sale and a corresponding accrued liability is recorded. The accrued liability is monitored throughout the time period covered by the promotion, and is based on historical information and the progress of the customer against the target amount. We also record certain allowances for coupon redemptions, scan-back promotions and other promotional activities as a reduction to revenue. The accrued liabilities for these allowances are monitored throughout the time period covered by the coupon or promotion.
Shelf space allowances are capitalized and amortized over the lesser of twelve months or the life of the agreement and recorded as a reduction to revenue. Capitalized shelf space allowances are evaluated for impairment on an ongoing basis.
Total allowances for sales returns, rebates, coupons, scan-backs and other promotional activities recorded in the Consolidated Balance Sheets was $25.4 million and $22.8 million as of January 2, 2016 and January 3, 2015, respectively.
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

Useful Life
Buildings and building improvements	10-45 years
Land improvements	10-20 years
Machinery, equipment and computer systems	3-20 years
Furniture and fixtures	3-12 years
Trucks, trailers and automobiles	3-10 years
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
The impairment analysis of goodwill performed using a discounted cash flow model, as of January 2, 2016, assumes combined average annual revenue growth of approximately 3.5% during the valuation period. This compares to a combined average annual revenue growth of approximately 3.7% in the calculation as of January 3, 2015.
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
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. We estimate valuation allowances on deferred tax assets for the portions that we do not believe will be fully utilized based on projected earnings and usage. In accordance with Accounting Standards Update ("ASU") No. 2015-17, deferred tax assets and liabilities, along with related valuation allowances, are netted by tax jurisdiction and classified as noncurrent on the balance sheet.
Employee and Non-Employee Stock-Based Compensation Arrangements
We account for option awards based on the fair value-method using the Black-Scholes model. The following assumptions were used to determine the weighted average fair value of options granted during 2015, 2014 and 2013.

	2015	2014	2013
Assumptions used in Black-Scholes pricing model:
Expected dividend yield	2.06%	2.40%	2.50%
Risk-free interest rate	1.44%	1.89%	1.12%
Weighted average expected life	4.5 years	6.0 years	6.0 years
Expected volatility	22.57%	31.22%	32.59%
Weighted average fair value per share of options granted	$5.03	$6.63	$6.22
The expected dividend yield is based on the projected annual dividend payment per share divided by the stock price at the date of grant. The risk free interest rate is based on rates of U.S. Treasury issues with a remaining life equal to the expected life of the option.
For 2015 grants, the expected life of the option is calculated using historical exercise patterns to estimate expected term. For 2014 and 2013 grants, we used the simplified method to calculate expected life by using the vesting term of the option and the option expiration date, as we did not have sufficient exercise history at the time to calculate a reasonable estimate.

The expected volatility is based on the historical volatility of our common stock over the expected life as we feel this is a reasonable estimate of future volatility.
Compensation expense for stock options is recognized using straight-line attribution over the vesting period, which is usually three years, and is adjusted for a forfeiture rate based on historical and estimated future experience.
Compensation expense for restricted stock awards and restricted stock units is recognized over the vesting period based on the closing stock price on the grant date. Restricted stock awards receive or accrue the same dividend as common shares outstanding. Restricted stock units receive or accrue a non-forfeitable dividend equivalent that is added to the number of units available to vest and is equal to the dividends paid on common shares outstanding.
Self-Insurance Reserves
We maintain reserves for the self-funded portions of employee medical insurance benefits. Our portion of employee medical claims is limited to $0.4 million per participant annually by stop-loss insurance coverage. The accrual for incurred but not reported medical insurance claims was $3.8 million and $3.6 million in 2015 and 2014, respectively.
We maintain self-insurance reserves for workers’ compensation and auto liability for individual losses up to the deductibles which are currently $0.8 million per individual loss for workers' compensation, $0.5 million for auto liability per accident and $0.3 million for auto physical damage per accident. In addition, certain general and product liability claims are self-funded for individual losses up to the $0.5 million insurance deductible. Claims in excess of the deductible are fully insured up to $100 million per individual claim. We evaluate input from a third-party actuary in the estimation of the casualty insurance obligation on an annual basis. In determining the ultimate loss and reserve requirements, we use various actuarial assumptions including compensation trends, healthcare cost trends and discount rates. In 2015, we used a discount rate of 2.0%, the same rate used in 2014, based on treasury rates over the estimated future payout period.
We also use historical information for claims frequency and severity in order to establish loss development factors. For 2015 and 2014, we had accrued liabilities related to the retained risks of $16.2 million and $18.1 million, respectively, included in the accruals for casualty insurance claims in our Consolidated Balance Sheets. The liabilities related to our casualty insurance claims were partially offset by estimated reimbursements for amounts in excess of our deductibles associated with these claims of $5.2 million and $5.9 million for 2015 and 2014, respectively, which are included in other noncurrent assets in our Consolidated Balance Sheets.
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
Diluted earnings per share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. In the calculation of diluted earnings per share, the denominator includes the number of additional common shares that would have been outstanding if our outstanding dilutive stock options had been exercised, as determined pursuant to the treasury stock method. Anti-dilutive shares are excluded from the dilutive earnings calculation. No adjustment to reported net income is required when computing diluted earnings per share.
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and are treated as a separate class of securities in calculating earnings per share pursuant to the two-class method. We have granted and expect to continue to grant restricted stock awards with non-forfeitable rights to dividends and restricted stock units with non-forfeitable rights to dividend equivalents. As such, these awards have been included in our calculation of basic and diluted earnings per share using the two-class method.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs included in selling, general and administrative expenses on the Consolidated Statements of Income were $31.8 million, $34.1 million and $30.4 million during 2015, 2014 and 2013, respectively.

Research and Development
We conduct research and development for the purpose of developing innovative, high-quality products that exceed consumer expectations. Our efforts include the use of professional product developers such as microbiologists, food scientists and culinary experts who all work in collaboration with innovation, marketing, manufacturing and sales leaders to develop products to meet changing consumer demands as well as formulate new products. In addition to developing new products, the research and development staff routinely reformulates and improves existing products based on advances in ingredients and technology, and conducts value engineering to maintain competitive price points. Our research and development costs were approximately $6.2 million, $7.6 million and $7.8 million in 2015, 2014 and 2013, respectively, and are included in cost of sales in the Consolidated Statements of Income.
Shipping and Handling Costs
We do not bill customers separately for shipping and handling of product. These costs are included as part of selling, general and administrative expenses on the Consolidated Statements of Income. Shipping and handling costs were $112.6 million, $114.5 million and $110.6 million during 2015, 2014 and 2013, respectively.
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
On February 18, 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which revises the consolidation model used for evaluating whether reporting entities should consolidate certain legal entities. This accounting standard update is effective for annual reporting periods beginning after December 15, 2015, and related interim periods with early adoption permitted. We plan to apply this standard beginning in 2016 and do not expect this guidance to materially impact our financial statements.
On April 7, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This accounting standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This revised guidance is effective for annual reporting periods beginning after December 15, 2015 and related interim periods, with early adoption permitted. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarified that debt issuance costs related to line-of-credit arrangements can be presented in the balance sheet as an asset and amortized over the term of the line-of-credit arrangement. We do not expect that this guidance will materially impact our financial statements and we plan to adopt these standards in the first quarter of 2016.
On July 22, 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. This accounting standard update requires that inventory be measured at the lower of cost or net realizable value. The amendments in this update do not apply to inventory measured using the last-in, first-out method or the retail inventory method. This revised guidance is effective for annual reporting periods beginning after December 15, 2016 and related interim periods, with early adoption permitted. We do not expect this guidance to materially impact our financial statements and we have not early adopted this standard.
On September 25, 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. This accounting standard simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. This revised guidance is effective for annual reporting periods beginning after December 15, 2015, and related interim periods. The amendments in the update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of the update with early application permitted for financial statements not yet issued. We plan to apply this standard as necessary beginning in 2016.

On November 20, 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This accounting standard requires deferred tax assets and liabilities, along with related valuation allowances, to be classified as noncurrent on the balance sheet. As a result, each tax jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. During the fourth quarter of 2015, we elected to early-adopt this guidance retrospectively. The following table summarizes the adjustments made to conform prior period classifications with the new guidance (in thousands):

	January 3, 2015
(in thousands)	As Filed	Reclass	As Adjusted
Current deferred income tax assets	$13,189	$(13,189)	$—
Long-term deferred income tax liabilities	(168,593)	13,189	(155,404)
Net noncurrent deferred tax liability	$(155,404)	$—	$(155,404)

On January 5, 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. This accounting standard retains the current accounting for classifying and measuring investments in debt securities and loans, but requires equity investments to be measured at fair value with subsequent changes recognized in net income, except for those accounted for under the equity method or requiring consolidation. This guidance also changes the accounting for investments without a readily determinable fair value and that do not qualify for the practical expedient to estimate fair value. A policy election can be made for these investments whereby estimated fair value may be measured at cost and adjusted in subsequent periods for any impairment or changes in observable prices of identical or similar investments. This revised guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the impact this standard will have on our consolidated financial statements.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases. This accounting standard requires lessees to recognize assets and liabilities related to lease arrangements longer than 12 months on the balance sheet. This standard also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact this standard will have on our consolidated financial statements.
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
There were no discontinued operations included in the results for 2015. For 2014 and 2013, income statement amounts associated with discontinued operations were as follows:

(in thousands)	2014	2013
Net revenue	$124,256	$256,717
Cost of sales	94,396	199,961
Gross margin	29,860	56,756
Selling, general and administrative	11,886	23,391
Gain on sale of Private Brands	(222,963)	—
Other expense/(income), net	205	(3,294)
Income from Discontinued operations before income taxes	$240,732	$36,659
Income tax expense	107,416	13,178
Income from Discontinued operations, net of income tax	$133,316	$23,481

During 2014, we recorded a pretax gain in discontinued operations of approximately $223 million on the sale of Private Brands, which was calculated as follows:

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

(2)
The majority of our cumulative translation adjustment was derecognized as a result of the sale of Private Brands due to the sale of substantially all of the assets and liabilities of our Canadian subsidiary. We have no remaining operations in Canada.

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
As the sale of Private Brands was completed on the first day of the third quarter of 2014, there were no remaining assets or liabilities associated with discontinued operations as of January 2, 2016 or January 3, 2015.
In connection with the sale of Private Brands, we entered into a manufacturing and supply agreement with Shearer's (the "Supply Agreement") to contract manufacture certain products as requested by Shearer's for an initial term of two years subsequent to the sale transaction for which we have realized revenue and incurred expenses from the products sold to Shearer's. Under the Supply Agreement, certain manufacturing facilities that were not included in the disposal group continued to produce certain products for Shearer’s. Accordingly, previous revenues earned for the production and sale of these products were not included in discontinued operations given the continued involvement and length of the Supply Agreement.
NOTE 4. BUSINESS ACQUISITIONS
2014 Acquisitions
Late July
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

Although our ownership interest is only 80%, we were required to value 100% of the assets and liabilities. Accordingly, the purchase price allocation below shows the value of the assets and liabilities acquired at 100%, with an adjustment for the noncontrolling interest (20.0%) and the value of our prior equity interest (18.7%) in order to reconcile to the purchase price.

(in thousands)	Purchase Price Allocation
Cash and cash equivalents	$698
Restricted Cash	1,200
Accounts receivable	1,719
Inventories	1,596
Prepaid expenses and other current assets	104
Fixed assets	127
Goodwill	56,604
Other intangible assets	41,100
Other non-current assets	295
Total assets acquired	$103,443

Accounts payable	2,097
Other non-current liabilities	475
Total liabilities assumed	$2,572

Net assets acquired at 100.0%	$100,871

Less: Noncontrolling interest	19,405
Less: Value of prior equity investment	18,101

Net assets acquired	$63,365

Of the $41.1 million of acquired intangible assets, $20.8 million was assigned to customer relationships, which will be amortized over their useful life of 20 years, and $20.3 million to trademarks which are believed to have an indefinite useful life. The customer relationships were valued using the multi-period excess earnings method, an income approach which required us to estimate projected revenues associated with customers we believe will be successfully retained post-acquisition, reduced for contributory asset charges and taxes. The trademarks were valued using the relief-from-royalty method under the income approach, which required us to estimate a royalty rate, identify relevant projected revenue, and select an appropriate discount rate.

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

Late July's results were included in our Consolidated Statements of Income beginning October 30, 2014. External net revenue from Late July of $3.9 million was included for 2014. Late July contributions to income before income taxes for the period subsequent to the acquisition were immaterial to 2014. We incurred pre-tax acquisition-related transaction and other costs of approximately $0.4 million in selling, general and administrative expense in 2014.
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
The following table summarizes the purchase price allocation among the assets acquired and liabilities assumed:

(in thousands)	Purchase Price Allocation
Cash and cash equivalents	$2,028
Accounts receivable	5,717
Inventories	9,222
Prepaid expenses and other current assets	318
Fixed assets	103,141
Goodwill	88,320
Other intangible assets	3,900
Total assets acquired	$212,646

Current portion of long-term debt	$333
Accounts payable	7,517
Accrued compensation	1,227
Other payables and accrued liabilities	1,217
Long-term debt	667
Total liabilities assumed	$10,961

Net assets acquired	$201,685
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
Baptista's results were included in our Consolidated Statements of Income beginning June 13, 2014. The majority of Baptista's net revenue is internal and therefore eliminated in consolidation. In addition, profit margins on this internal net revenue are deferred and not realized until the products are sold to third party customers. External net revenue from Baptista’s of $40.5 million was included for 2014. Baptista’s contribution to income before income taxes for 2014, was approximately $5 million.
2013 Acquisitions
On July 29, 2013, we acquired substantially all the assets of a snack food distributor in Massachusetts. Additionally, on November 5, 2013, we acquired substantially all the assets of a snack food distributor in Connecticut. These acquisitions were part of our plans to continue growing and strengthening our DSD network.

NOTE 5. EARNINGS PER SHARE
The calculation of basic and diluted earnings per share using the two-class method, for income from continuing operations:

(in thousands, except per share data)	2015	2014	2013
Basic EPS:
Income from continuing operations	$50,685	$59,275	$55,239
Less: Income from continuing operations allocated to participating securities	137	186	206
Income from continuing operations allocated to common shares	$50,548	$59,089	$55,033
Weighted average shares outstanding – Basic	70,487	69,966	69,102
Earnings per share – Basic	$0.72	$0.84	$0.80

Diluted EPS:
Weighted average shares outstanding – Basic	70,487	69,966	69,102
Effect of dilutive non-qualified stock options on shares outstanding	655	690	775
Weighted average shares outstanding – Diluted	71,142	70,656	69,877
Earnings per share – Diluted	$0.71	$0.84	$0.79
There were no discontinued operations for 2015. Basic and diluted earnings per share from discontinued operations for 2014 were $1.90 and $1.88, respectively. Basic and diluted earnings per share from discontinued operations for 2013 were each $0.33.
Anti-dilutive shares are excluded from the diluted earnings per share calculation. There were no anti-dilutive shares in 2015, 2014 and 2013.
NOTE 6.  STOCK-BASED COMPENSATION
Total stock-based incentive expense recorded in the Consolidated Statements of Income was $5.6 million, $6.4 million and $5.8 million during 2015, 2014 and 2013, respectively. In addition, we recorded $1.1 million, $1.8 million and $2.4 million in incentive compensation expense for a performance-based cash incentive plan during 2015, 2014 and 2013, respectively.
Key Employee Incentive Plans
On May 3, 2012, at the Annual Meeting of Stockholders, the 2012 Key Employee Incentive Plan (the “Plan”) was approved. The Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock and performance equity awards, and expires in May 2018. The plan also authorizes other awards denominated in monetary units or shares of common stock payable in cash or shares of common stock. The Plan provides for up to 3.0 million of securities available for future issuance, of which only 0.7 million can be restricted stock or performance shares. As of January 2, 2016, there were approximately 0.5 million of restricted stock and 1.4 million of other securities available for future issuance under the Plan.
Long-term Incentive Plans
Under our long-term incentive plan, approximately 150 key employees are granted performance-based cash awards, non-qualified stock options and restricted stock. The amount of awards issued to employees is approved by the Board of Directors.
Employee Stock Options
Employee stock options vest in periods ranging up to five years after the grant date with the majority vesting over three years. The exercise price, which equals the fair market value of our common stock at the date of grant, ranges from $2.00 to $31.02 per share for the outstanding options as of January 2, 2016.

The changes in options outstanding for the years ended January 2, 2016, January 3, 2015 and December 28, 2013 were as follows:

	Number of shares	Outstanding Weighted Average Exercise Price	Weighted average contractual term (in years)	Aggregate intrinsic value (in millions)
Outstanding at December 29, 2012	2,942,647	$14.80	7.0	$26.1
Granted	442,493	25.61
Exercised	(601,672)	16.27
Expired/forfeited	(159,580)	19.85
Outstanding at December 28, 2013	2,623,888	$15.98	7.4	$33.8
Granted	418,272	26.66
Exercised	(428,285)	15.91
Expired/forfeited	(127,593)	24.91
Outstanding at January 3, 2015	2,486,282	$17.33	6.9	$31.4
Granted	384,453	31.02
Exercised	(496,828)	15.82
Expired/forfeited	(56,114)	28.36
Outstanding at January 2, 2016	2,317,793	$19.66	6.4	$33.9

Exercisable at December 28, 2013	1,244,741	$11.40	6.6	$21.7
Exercisable at January 3, 2015	1,384,435	$14.12	6.1	$21.9
Exercisable at January 2, 2016	1,283,284	$15.38	5.6	$24.3
As of January 2, 2016, there was $2.1 million of unrecognized compensation expense related to outstanding stock options that will be recognized over a weighted average period of 1.7 years. This compared with unrecognized compensation expense related to stock options of $3.0 million as of January 3, 2015 and $3.4 million as of December 28, 2013. Cash received from option exercises during 2015, 2014 and 2013 was $7.9 million, $6.8 million and $9.8 million, respectively. The benefit realized for the tax deductions from option exercises was $2.3 million, $1.1 million and $1.5 million, respectively, during 2015, 2014 and 2013. The total intrinsic value of stock options exercised during 2015, 2014 and 2013 was $9.0 million, $5.1 million and $6.4 million, respectively. During 2015, 395,677 stock options vested with a weighted average exercise price of $20.35 and a weighted average vesting date fair value of $30.32.
Employee Restricted Stock
The changes in restricted stock awards outstanding for the years ended January 2, 2016, January 3, 2015 and December 28, 2013 were as follows:

	Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Balance at December 29, 2012	223,008	$20.11
Granted	115,737	25.56
Exercised/vested	(90,695)	20.01
Expired/forfeited	(10,702)	20.06
Balance at December 28, 2013	237,348	$22.72
Granted	116,823	26.77
Exercised/vested	(145,845)	21.55
Expired/forfeited	(26,559)	25.34
Balance at January 3, 2015	181,767	$25.87
Granted	74,874	31.02
Exercised/vested	(78,410)	25.12
Expired/forfeited	(11,872)	28.19
Balance at January 2, 2016	166,359	$28.38

The deferred portion of these restricted shares is included in the Consolidated Balance Sheets as additional paid-in capital. As of January 2, 2016, there was $2.5 million in unrecognized compensation expense related to restricted stock that will be recognized over a weighted average period of 1.8 years. This compared to unrecognized compensation expense related to restricted stock of $3.2 million as of January 3, 2015 and $2.9 million as of December 28, 2013.
In addition to restricted stock awards, we granted 27,474 restricted stock units in 2013 with a grant date fair value of $25.56 which vest in three equal annual installments. As of January 2, 2016, two-thirds of restricted stock units have vested and the remaining one-third was still outstanding.
Non-Employee Director Restricted Stock
In February 2014, the Snyder's-Lance, Inc. 2014 Director Stock Plan ("2014 Director Plan") was approved. The 2014 Director Plan is intended to attract and retain persons of exceptional ability to serve as directors and to further align the interests of directors and stockholders in enhancing the value of our common stock and to encourage such directors to remain with and to devote their best efforts to the Company. The Board of Directors reserved 400,000 shares of common stock for issuance under the 2014 Director Plan. This number was subject to adjustment in the event of stock dividends and splits, recapitalizations and similar transactions. As of January 2, 2016, there were approximately 320,000 shares available for future issuance under the Plan.

In 2015, we awarded 20,000 shares of restricted stock to our directors, at a grant date fair value of $29.66 and subject to certain vesting restrictions. During both 2014 and 2013, we awarded 36,000 shares of common stock to our directors with grant date fair values of $25.65 and $26.71, respectively. Compensation costs associated with these restricted shares are amortized over the one-year vesting period, at which time the earned portion is charged against current earnings. The deferred portion of these restricted shares is included in the Consolidated Balance Sheets as additional paid-in capital.
In addition to restricted stock awards, we granted 24,000 restricted stock units to our directors in 2015 with a grant date fair value of $29.66 and subject to certain vesting restrictions. Compensation costs associated with these restricted stock units are amortized over the one-year vesting period, at which time the earned portion is charged against current earnings. The deferred portion of these restricted units is included in the Consolidated Balance Sheets as additional paid-in capital.
Performance-Based Incentive Plans
Performance-based cash awards vest over a three year performance period and are accounted for as liability awards. At January 2, 2016 and January 3, 2015, the accrual for these awards was $4.6 million and $5.0 million, respectively.
Employee Stock Purchase Plan
We have an employee stock purchase plan under which shares of common stock are purchased on the open market with employee and employer contributions. The plan provides for the Company to contribute an amount equal to 10% of the employees’ contributions. We contributed approximately $0.2 million to the employee stock purchase plan in 2015 and approximately $0.1 million each in 2014 and 2013.
NOTE 7. INVENTORIES
Inventories as of January 2, 2016 and January 3, 2015 consisted of the following:

(in thousands)	2015	2014
Finished goods	$66,143	$69,013
Raw materials	14,736	16,853
Maintenance parts, packaging and supplies	30,115	30,370
Total inventories	$110,994	$116,236

NOTE 8.  FIXED ASSETS
Fixed assets as of January 2, 2016 and January 3, 2015 consisted of the following:

(in thousands)	2015	2014
Land and land improvements	$28,508	$27,816
Buildings and building improvements	156,725	150,339
Machinery, equipment and computer systems	506,649	490,478
Trucks, trailers and automobiles	33,760	33,364
Furniture and fixtures	4,210	6,312
Construction in progress	11,503	11,848
	$741,355	$720,157
Accumulated depreciation	(339,802)	(296,354)
	401,553	423,803
Fixed assets held for sale	(88)	(191)
Fixed assets, net	$401,465	$423,612
During the second quarter of 2015, certain assets were reclassified from furniture and fixtures to machinery, equipment and computer systems to correct the classification of these items. In order to conform with the current presentation, we revised our prior period presentation and reclassified $6.8 million of furniture and fixtures to machinery, equipment and computer systems as of January 3, 2015. The revision had no impact on the consolidated financial statements and was not material to prior periods.
Depreciation expense related to fixed assets was $59.6 million during 2015, $52.2 million during 2014 and $44.2 million during 2013. The increase in depreciation expense was primarily due to a full year of depreciation of Baptista's fixed assets in 2015 compared to approximately half the year in 2014.
There were fixed asset impairment charges of $11.5 million impairment charges recorded during 2015 compared to $5.7 million fixed asset impairment charges recorded during 2014 and none during 2013. During 2015, we made the decision to move the production of certain products to improve operational efficiency. As part of this decision certain packaging equipment will be replaced in order to provide additional packaging alternatives.These actions resulted in our 2015 fixed asset impairment charges. The fair value remaining for these fixed assets was determined using Level 3 inputs such as the salvage value on similar assets previously sold.
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

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for 2015 and 2014 are as follows:

(in thousands)	Carrying Amount
Balance as of December 28, 2013	$422,318
Business acquisitions	144,924
Change in goodwill attributable to discontinued operations (1)	(26,581)
Goodwill acquired in purchases of route businesses	5,866
Goodwill attributable to the sale of route businesses	(6,145)
Change in goodwill allocated to assets held for sale	980
Change in foreign currency exchange rate	177
Balance as of January 3, 2015	$541,539
Goodwill reclassified to assets held for sale	(2,420)
Balance as of January 2, 2016	$539,119

(1)	Represents the difference between the amount of goodwill disposed of in the third quarter of 2014 and the amount of goodwill attributable to discontinued operations as of December 28, 2013.
There have been no historical impairments of goodwill and there were no impairments in 2015, 2014 or 2013.
As of January 2, 2016 and January 3, 2015, acquired intangible assets consisted of the following:

(in thousands)	Gross Carrying Amount	Cumulative Impairments	Accumulated Amortization	Net Carrying Amount
As of January 2, 2016:
Customer and contractual relationships – amortized	$166,756	$—	$(35,415)	$131,341
Non-compete agreement – amortized	710	—	(297)	413
Reacquired rights – amortized	3,100	—	(1,714)	1,386
Patents – amortized	8,600	—	(2,526)	6,074
Developed technology – amortized	2,700	—	(280)	2,420
Routes – unamortized	11,063	—	—	11,063
Trademarks – unamortized	382,661	(6,700)	—	375,961
Balance as of January 2, 2016	$575,590	$(6,700)	$(40,232)	$528,658

As of January 3, 2015:
Customer and contractual relationships – amortized	$166,756	$—	$(26,151)	$140,605
Non-compete agreement – amortized	710	—	(173)	537
Reacquired rights – amortized	3,100	—	(1,327)	1,773
Patents – amortized	8,600	—	(1,744)	6,856
Developed technology - amortized	2,700	—	(100)	2,600
Routes – unamortized	16,880	—	—	16,880
Trademarks – unamortized	382,661	(6,700)	—	375,961
Balance as of January 3, 2015	$581,407	$(6,700)	$(29,495)	$545,212
Intangible assets subject to amortization are being amortized over a weighted average useful life of 18.3 years. The intangible assets related to customer and contractual relationships are being amortized over a weighted average useful life of 19.0 years and will be amortized through October 2034. The intangible assets related to patents are being amortized over 11 years, reacquired rights are being amortized over 8 years, and intangible assets related to developed technology are being amortized over 15 years. Amortization expense related to intangibles was $10.7 million, $10.0 million and $9.4 million during 2015, 2014 and 2013, respectively.

Annual amortization expense for these intangible assets will be as follows:

(in thousands)	Amount
2016	$10,638
2017	10,306
2018	9,843
2019	9,492
2020	9,163
Thereafter	92,192
Total intangible asset amortization expense	$141,634
Trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. Although not amortized, they are reviewed for impairment as conditions change or at least on an annual basis. There were no impairments recorded to our trademarks in 2015. In 2014, we recorded an impairment of $3.6 million to write down one of our trademarks to its fair value of $2.5 million. This impairment was necessary due to a reduction in projected future cash flows for this trademark, which was determined using a Level 3 fair value measurement. In 2013, we incurred $1.9 million to write-off the remaining value of a tradename for which we had substantially discontinued use.
The fair value of trademarks measured on a nonrecurring basis is classified as a Level 3 fair value measurement. The fair value determinations were made using the relief-from-royalty method under the income approach, which required us to estimate unobservable factors such as a royalty rate and discount rate and identify relevant projected revenue.
Certain trademarks with a total book value of $22.3 million as of January 2, 2016, currently have a fair value which exceeds the book value by less than 15%. Any adverse changes in the use of these trademarks or the sales volumes of the associated products could result in an impairment charge in the future.
The changes in the carrying amount of route intangible assets for 2015 and 2014 were as follows:

(in thousands)	Carrying Amount
Balance as of December 28, 2013	$19,652
Purchases of route businesses, exclusive of goodwill acquired	15,492
Sales of route businesses	(15,146)
Impairment charges	(3,708)
Change in route businesses reclassified to assets held for sale	590
Balance as of January 3, 2015	$16,880
Routes reclassified to assets held for sale	(5,817)
Balance as of January 2, 2016	$11,063
We recorded a $3.7 million impairment of our route intangible assets during 2014. The majority of the impairment was due to an error in the valuation method for these route intangible assets, which if such method had been applied to prior years, would have resulted in a reduction of net gains on the sale of route businesses of approximately $2.6 million. We assessed the impact of this error to prior year consolidated financial statements and determined that they are both quantitatively and qualitatively immaterial. The fair value of the route intangible assets was determined using Level 3 inputs such as market multiples for similar routes.

Routes and associated goodwill allocated to assets held for sale represent assets available for sale in their present condition and for which actions to complete a sale have been initiated. The changes in the carrying amount of route businesses held for sale for 2015 and 2014 were as follows:

(in thousands)	Carrying Amount
Balance as of December 28, 2013	$12,385
Sales of route businesses held for sale, net of purchases and reclassifications	(1,569)
Balance as of January 3, 2015	$10,816
Purchases of route businesses held for sale	22,568
Sales of route businesses held for sale	(25,495)
Reclassifications from route intangibles and goodwill	8,237
Impairment of route businesses held for sale	(536)
Balance as of January 2, 2016	$15,590
We recorded a $0.5 million impairment of our route businesses held for sale during 2015. The impairment was due to a decline in the fair value of the route businesses in certain regions. The fair value of the route businesses was determined using Level 3 inputs such as market multiples for similar route businesses.
During 2015, net gains on the sale of route businesses consisted of $3.3 million in gains and $1.4 million in losses. During 2014, net gains on the sale of route businesses consisted of $3.3 million in gains and $2.2 million in losses. During 2013, net gains on the sale of route businesses consisted of $6.1 million in gains and $3.5 million in losses.
NOTE 10. LONG-TERM DEBT
Debt outstanding as of January 2, 2016 and January 3, 2015 consisted of the following:

(in thousands)	2015	2014
Unsecured U.S. Dollar-denominated revolving credit facility due May 2019, interest payable based on the 30-day Eurodollar rate, plus applicable margin of 1.100% (All-in rate of 1.524% as of January 2, 2016, including applicable margin) plus a facility fee of 0.150%	$—	$50,000
Unsecured U.S. term loan due May 2019, interest payable based on the 30-day Eurodollar rate, plus an applicable margin of 1.250% (All-in rate of 1.674% as of January 2, 2016, including applicable margin)	136,875	144,375
Unsecured U.S. term loan due May 2024, interest payable based on the 30-day Eurodollar rate, plus an applicable margin of 1.625% (All-in rate of 2.049% as of January 2, 2016, including applicable margin)	150,000	150,000
$100 million private placement senior notes due June 2017, interest payable based on fixed rate of 5.72%, including a fair value adjustment of $1.5 million and $2.6 million, respectively	101,521	102,562
Total debt	388,396	446,937
Current portion of long-term debt	(8,541)	(8,561)
Total long-term debt	$379,855	$438,376
Annual maturities of long-term debt as of January 2, 2016 are as follows:

(in thousands)	Amount
2016	$7,500
2017	107,500
2018	7,500
2019	121,875
2020	30,000
Thereafter	112,500
Total long-term debt maturities	$386,875

Our revolving credit facility allows us to make revolving credit borrowings of up to $375 million through May 2019. As of January 2, 2016 and January 3, 2015, we had available $375 million and $325 million, respectively, of unused borrowings. Under certain circumstances and subject to certain conditions, we have the option to increase available credit under the revolving credit agreement by up to $200 million for the remaining life of the facility. Revolving credit borrowings incur interest based on the 30, 60, 90 or 180-day Eurodollar rate plus an applicable margin of between 0.795% and 1.450%. The applicable margin is determined by certain financial ratios. The applicable margin was 1.100% as of January 2, 2016. The revolving credit facility also requires us to pay a facility fee ranging from 0.08% to 0.25% on the entire $375 million based on certain financial ratios. The facility fee rate was 0.150% on January 2, 2016.
Our credit agreement requires us to comply with certain defined covenants, such as a maximum debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio of 3.50, or 3.75 for four consecutive periods following a material acquisition, and a minimum interest coverage ratio of 2.50. At January 2, 2016, our debt to EBITDA ratio was 2.08, and our interest coverage ratio was 8.14. In addition, the agreement restricts our payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $200 million. As of January 2, 2016, our consolidated stockholders’ equity was $1,107.6 million and we were in compliance with this covenant. The private placement agreement for $100 million of senior notes has provisions no more restrictive than the revolving credit agreement. Total interest expense under all credit agreements for 2015, 2014 and 2013 was $11.1 million, $13.4 million, and $14.7 million, respectively.
The credit agreement also provides for a $150 million amortizing five-year term loan through May 2019 and a $150 million amortizing ten-year term loan through May 2024. The five-year term loan requires quarterly principal payments of approximately $1.9 million and incurs interest based on the 30, 60, 90 or 180-day Eurodollar rate plus an applicable margin of between 0.875% and 1.700%. The applicable margin was 1.250% as of January 2, 2016. The ten-year term loan requires quarterly principal payments of approximately $7.5 million, commencing in September 2019 and incurs interest based on the 30, 60, 90 or 180-day Eurodollar rate plus an applicable margin of between 1.250% and 2.075%. The applicable margin was 1.625% as of January 2, 2016.
Debt issuance costs associated with the revolving credit agreement of approximately $1.9 million were deferred in the second quarter of 2014 and will be amortized over the life of the loans. Debt issuance costs were included in other noncurrent assets in the Consolidated Balance Sheets at the end of fiscal 2015, but will be reclassified to liabilities in the first quarter of 2016 in accordance with ASU No. 2015-03. In addition, we recognized $0.8 million in additional interest expense in the second quarter of 2014 due to the write-off of certain unamortized debt issuance costs associated with the previous amendment to the revolving credit facility in 2010 and the prior term loan.
Including the effect of interest rate swap agreements, the weighted average interest rate was 3.14%, 2.34% and 2.72%, respectively, as of January 2, 2016, January 3, 2015, and December 28, 2013. See Note 13 for further information on our interest rate swap agreements.
We repaid $50.0 million and received no proceeds from our revolving credit facility during 2015. During 2014 and 2013, we repaid $321.0 million and $165.1 million, respectively and received proceeds of $286.0 million and $149.0 million, respectively, from our revolving credit facility.
On December 16, 2015, as part of securing the financing needed to complete the acquisition of Diamond Foods, Inc. ("Diamond"), we entered into a new senior unsecured credit agreement. In addition, we have an agreement in place which modifies the requirements for certain defined covenants upon completion of the acquisition. Further, in February of 2016, using available borrowings from our existing credit facilities, we repaid our $100 million private placement senior notes which were due in June 2017. See Note 21 for further information.

NOTE 11. INCOME TAXES
Income tax expense from continuing operations for the years ended January 2, 2016, January 3, 2015 and December 28, 2013 consists of the following:

(in thousands)	2015	2014	2013
Current:
Federal	$22,479	$23,659	$19,855
State and other	3,842	2,693	3,963
Foreign	131	301	—
	$26,452	$26,653	$23,818
Deferred:
Federal	$3,109	$28	$6,562
State and other	(676)	5,610	1,917
	$2,433	$5,638	$8,479
Income tax expense	$28,885	$32,291	$32,297
Reconciliations of the federal income tax rate to our effective income tax rate for the years ended January 2, 2016, January 3, 2015 and December 28, 2013 are as follows:

	2015	2014	2013
Statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	2.6%	5.9%	4.2%
Non-deductible goodwill on sale of route businesses	0.4%	0.1%	0.2%
Deduction for inventory contributions	(0.3)%	(0.3)%	(0.1)%
Meals and entertainment	0.5%	0.4%	0.5%
IRC 199 deduction	(2.6)%	(2.6)%	(1.4)%
Change in uncertain tax positions	(1.5)%	(2.8)%	(0.1)%
Non-deductible transaction costs	2.0%	—%	—%
Miscellaneous items, net	0.2%	(0.4)%	(1.6)%
Effective income tax rate	36.3%	35.3%	36.7%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 2, 2016 and January 3, 2015, are presented below:

(in thousands)	2015	2014
Deferred tax assets:
Reserves for employee compensation, deductible when paid for income tax purposes, accrued for financial reporting purposes	$17,033	$20,803
Reserves for insurance claims, deductible when paid for income tax purposes, accrued for financial reporting purposes	4,235	4,834
Other reserves, deductible when paid for income tax purposes, accrued for financial reporting purposes	7,355	3,614
Unrealized losses, deductible when realized for income tax purposes, included in other comprehensive income	425	194
Basis difference in fixed rate debt	616	1,056
Inventories, principally due to additional costs capitalized for income tax purposes	2,435	3,948
Net state operating loss and tax credit carryforwards	2,459	2,345
Total gross deferred tax assets	$34,558	$36,794
Less valuation allowance	(637)	(626)
Net deferred tax assets	$33,921	$36,168
Deferred tax liabilities:
Fixed assets, principally due to differences in depreciation, net of impairment reserves	$(53,939)	$(59,485)
Intangible assets, principally due to differences in amortization and acquisition basis differences	(122,846)	(117,141)
Employee compensation, principally due to change in method of accounting	(2,582)	(3,900)
Basis difference in noncurrent investments	(7,377)	(5,734)
Prepaid expenses and other costs deductible for tax, amortized for financial reporting purposes	(4,768)	(5,312)
Total gross deferred tax liabilities	$(191,512)	$(191,572)

Deferred income taxes, net	$(157,591)	$(155,404)
The change in our valuation allowance during 2015 was not significant. We continue to hold a valuation allowance of $0.6 million against certain state tax net operating losses not expected to be utilized prior to expiration.
As of January 2, 2016, we have approximately $3.6 million of state tax loss carryforwards available to offset future taxable income in various jurisdictions. These loss carryforwards expire at various times between 2017 and 2033. We believe it is more likely than not that most of these loss carryforwards will be realized through future taxable income or tax planning strategies. However, there are certain state tax loss carryforwards for which a valuation allowance was established because these losses are not expected to be utilized prior to their expiration.
Our effective tax rate is based on the level and mix of income of our separate legal entities, statutory tax rates, business credits available in the various jurisdictions in which we operate and permanent tax differences. Significant judgment is required in evaluating tax positions that affect the annual tax rate. The effective income tax rate is higher than the federal statutory rate primarily due to state and local income taxes. The effect of state and local taxes on the 2015 and 2014 effective tax rate includes the impact of a revaluation of deferred tax assets and liabilities due to enacted changes in the statutory rates in various state jurisdictions.
We have recorded gross unrecognized tax benefits, as of January 2, 2016, totaling $2.7 million and related interest and penalties of $0.9 million in other noncurrent liabilities on the Consolidated Balance Sheets. Approximately $2.5 million would affect the effective tax rate if subsequently recognized. This amount includes $0.6 million of interest and penalties of $0.3 million. We expect certain income tax audits will be settled, positions will be resolved through administrative procedures or statutes of limitations will expire for various tax authorities during the next twelve months, resulting in a potential $0.5 million reduction of the unrecognized tax benefit. We classify interest and penalties associated with income tax positions within income tax expense.

We have open years for income tax audit purposes in our major taxing jurisdictions according to statutes as follows:

Jurisdiction	Open Years
U.S. federal	2012 and forward
Canada federal	2012 and forward
Ontario provincial	2010 and forward
North Carolina	2010 and forward
New York	2009 and forward
Illinois	2009 and forward
A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows:

(in thousands)	Amount
Balance at December 28, 2013	$10,916
Additions for tax positions taken during the current period	386
Reductions resulting from settlements	(6,962)
Reductions resulting from a lapse of the statute of limitations	(614)
Balance at January 3, 2015	$3,726
Additions for tax positions taken during the current period	278
Additions for tax positions taken during a prior period	338
Reductions resulting from a lapse of the statute of limitations	(1,607)
Balance at January 2, 2016	$2,735
NOTE 12. FAIR VALUE MEASUREMENTS
The following table summarizes information regarding financial assets and financial liabilities that are measured at fair value at January 2, 2016 and January 3, 2015.

(in thousands)	Book Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance as of January 2, 2016
Assets:
Cash and cash equivalents	$39,105	$39,105	$—	$—
Restricted cash	966	966	—	—
Total assets	$40,071	$40,071	$—	$—

Liabilities:
Interest rate swaps	$1,045	$—	$1,045	$—
Total liabilities	$1,045	$—	$1,045	$—

Balance as of January 3, 2015
Assets:
Cash and cash equivalents	$35,373	$35,373	$—	$—
Restricted cash	966	966	—	—
Total assets	$36,339	$36,339	$—	$—

Liabilities:
Interest rate swaps	$438	$—	$438	$—
Total liabilities	$438	$—	$438	$—
There were no changes among the levels of our fair value instruments during 2015.

The fair value of outstanding debt, including current maturities, was approximately $391 million and $453 million for January 2, 2016 and January 3, 2015, respectively. The Level 2 fair value estimates were based on similar debt with the same maturities, company credit rating and interest rates.
During 2015 and 2014, due to impairments, the fair values of certain fixed assets, trademarks and route intangibles were measured using Level 3 inputs as disclosed in Note 8 and Note 9 to the consolidated financial statements. In addition, our annually required goodwill and indefinite-lived intangible impairment tests, as well as the initial valuation of intangible assets included in business acquisitions, are performed using financial models that include Level 3 inputs.
NOTE 13. DERIVATIVE INSTRUMENTS
The fair value of the derivative instrument liability in the Consolidated Balance Sheets using Level 2 inputs as of January 2, 2016 and January 3, 2015 was as follows:

(in thousands)	Balance Sheet Location	2015	2014
Interest rate swaps	Other current liabilities	$—	(438)
Interest rate swaps	Other noncurrent liabilities	(1,045)	—
Total fair value of derivative instruments		$(1,045)	$(438)
Interest Rate Swaps
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desired proportion of fixed to variable-rate debt. These swaps are accounted for as cash flow hedges. The fair value of interest rate swaps was determined utilizing a market approach model using the notional amount of the interest rate swaps and the observable inputs of time to maturity and interest rates. The notional amount of the interest rate swaps designated as hedging instruments as of January 2, 2016 and January 3, 2015 was $75.0 million and $50.0 million, respectively.
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
Foreign Currency Forwards
During 2014 and 2013, we had foreign currency forwards in order to mitigate foreign exchange risk related to our former Canadian operations that were discontinued in the middle of 2014.
Changes in Other Comprehensive Income
The changes in unrealized losses, net of income tax, included in other comprehensive income due to fluctuations in interest rates and foreign exchange rates for the years ended January 2, 2016, January 3, 2015 and December 28, 2013 were as follows:

(in thousands)	2015	2014	2013
(Loss)/gain on interest rate swaps, net of income tax benefit/(expense) of $247, ($176) and ($181), respectively	$(360)	$283	$289
Gain/(loss) on foreign currency forwards, net of income tax (expense)/benefit of $0, ($10) and $10 respectively	—	21	(21)
Total change in unrealized losses from derivative instruments, net of income tax (effective portion)	$(360)	$304	$268
NOTE 14. POSTRETIREMENT BENEFIT PLANS
All Snyder’s-Lance, Inc. employees are eligible to participate in a company-wide defined contribution retirement plan. This 401(k) plan provides participants with matching contributions equal to 100% of the first 4% of qualified wages and 50% of the next 1% of qualified wages. During 2015, 2014 and 2013, total expenses associated with this defined contribution retirement plan were $11.3 million, $11.0 million and $10.0 million, respectively.

NOTE 15.  COMMITMENTS AND CONTINGENCIES
Contractual Obligations
We have entered into contractual agreements providing benefits to certain key employees in the event of termination without cause or other circumstances. Commitments under these agreements were $6.8 million and $4.7 million for the years ended January 2, 2016 and January 3, 2015, respectively. In addition, our long-term incentive plans have change in control provisions which would result in $5.2 million of additional compensation expense in the event of a change in control on January 2, 2016.
We lease certain facilities and equipment under contracts classified as operating leases. Total rental expense was $27.2 million in 2015, $25.3 million in 2014 and $23.9 million in 2013.
Future minimum lease commitments for operating leases at January 2, 2016 are as follows:

(in thousands)	Amount
2016	$16,126
2017	13,457
2018	10,808
2019	8,388
2020	7,205
Thereafter	37,056
Total operating lease commitments	$93,040
In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Purchase commitments for certain ingredients, packaging materials and energy totaled $97.2 million and $105.2 million as of January 2, 2016 and January 3, 2015. In addition to these commitments, we have contracts for certain ingredients and packaging materials where we have secured a fixed price but do not have a minimum purchase quantity. We currently contract from approximately three months to twelve months in advance for certain major ingredients and packaging.
We have a contract to receive services from our syndicated market data provider through 2023. Our commitment for these services ranges from $3 million to $4 million each year throughout the life of the contract.
We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $9.2 million as of January 2, 2016 and $11.4 million as of January 3, 2015. The reduction was due to the lower collateral requirements of our insurance providers.
Guarantees
We currently provide a partial guarantee for loans made to IBOs by certain third-party financial institutions for the purchase of route businesses. The outstanding aggregate balance on these loans was approximately $139.3 million as of January 2, 2016 compared to approximately $130.3 million as of January 3, 2015. The $9.0 million increase in the guarantee was primarily due to new IBO loans as a result of transactions between former IBOs and new IBOs where the principal outstanding on the repaid loans was lower than the principal of the new loans. The annual maximum amount of future payments we could be required to make under the guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the route businesses for which the loans are made. Accordingly, we have the ability to recover substantially all of the outstanding loan value upon default, and our liability associated with this guarantee is not significant.
Insurance Settlement
During the fourth quarter of 2015, one of our largest bakeries experienced an extended power outage which shut down operations for approximately one week. We are in the process of gathering information regarding lost revenues and profits as a result of the shut down and plan to file a business interruption claim in 2016. During fiscal 2013, other income, net on the consolidated financial statements included approximately $4.0 million in income from the settlement of a business interruption claim primarily for lost profits incurred earlier in 2013.

Legal Matters
We have certain class action legal proceedings filed against us which allege that certain ingredients in some of our products that are labeled as “natural” and “all natural” are not natural. Although we believe that we have strong defenses against these claims, we reached a tentative settlement agreement in the third quarter in order to avoid the costs and uncertainty of litigation. The tentative settlement amount of $2.8 million is accrued in other payables and accrued liabilities in the Consolidated Balance Sheets at the end of 2015 and is subject to the execution of definitive settlement agreements. The associated expense of $2.8 million was recorded in 2015 and is included in settlements of certain litigation in the Consolidated Statements of Income.

In addition, we currently have a class action legal proceeding related to the IBO network. With respect to the action that was originally commenced in Massachusetts and is now in the U.S. District Court for the Middle District of Pennsylvania, that matter reached a tentative settlement during 2015 of $2.9 million. Although we do not admit any fault or liability in this matter, we made the decision to agree to the tentative settlement in the third quarter in order to fully resolve the matter. The tentative settlement amount of $2.9 million is accrued in other payables and accrued liabilities in the Consolidated Balance Sheets at the end of 2015 as we determined that the payment is probable and reasonably estimable. The $2.9 million expense associated with this matter is included in settlements of certain litigation in the Consolidated Statements of Income.

With respect to any other class action legal proceedings related to our IBO network, we cannot currently estimate our potential liability, damages or range of potential loss in connection with these outstanding legal proceedings, but the impact could be material to our consolidated financial statements.

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
NOTE 16.  RELATED PARTY TRANSACTIONS
During the fourth quarter of 2014, we increased our ownership in Late July to 80% (see Note 4 for additional information). We also established a $6.0 million line of credit between the Company and Late July, of which $3.9 million was drawn by Late July in order to repay certain obligations. The balance of $3.9 million remains outstanding as of January 2, 2016, and is eliminated in consolidation.
A facility used to support distribution of our products in the northeastern United States is leased from an entity owned by two of our employees. One of the employees is Peter L. Michaud, Senior Vice President and General Manager of the Clearview Foods™ Division. There were $0.4 million in lease payments made to this entity during each of the years 2015, 2014, and 2013.
ARWCO Corporation, MAW Associates, LP and Warehime Enterprises, Inc. are significantly owned or controlled by Patricia A. Warehime, a member of our Board of Directors and a beneficial owner of more than 5% of our common stock. Among other unrelated business activities, these entities provide financing to IBOs for the purchase of route businesses. We have entered into loan service agreements with these related parties that allow us to repurchase certain distribution assets in the event an IBO defaults on a loan with the related party. We are required to repurchase the route assets 30 days after default at the value as defined in the loan service agreement, which approximates fair market value. As of January 2, 2016, there were outstanding loans made to IBOs by the related parties of approximately $28.0 million, compared to $26.4 million as of January 3, 2015. Michael A. Warehime, our former Chairman of the Board, who passed away in August 2014, served as an officer and/or director of these entities. Patricia A. Warehime is the executrix, trustee and principal beneficiary of Mr. Warehime's estate and trust. Transactions with these related parties are primarily related to the collection and remittance of loan payments on notes receivable held by the affiliates. If IBOs default on loans, the related parties will purchase inventory in order to service the routes prior to our requirement to repurchase the route assets. Revenue from the sale of inventory to these related parties was approximately $0.7 million for each of 2015, 2014 and 2013. In addition, we are reimbursed for certain overhead and administrative services associated with the services provided to these related parties. The receivables from, payables to and administrative fees from these entities are not significant for any period presented.
One of our directors, C. Peter Carlucci, Jr., is a member of Eckert Seamans Cherin & Mellott, LLC (“Eckert”), which serves as one of our outside legal firms. Expenses incurred for services provided by Eckert were $0.7 million, $0.9 million, and $0.6 million for 2015, 2014 and 2013, respectively.

NOTE 17. OTHER COMPREHENSIVE INCOME
Total comprehensive income attributable to Snyder's-Lance, Inc., determined as net income adjusted by total other comprehensive income, was $51.1 million, $181.4 million and $73.8 million for the years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively. Total other comprehensive income presently consists of foreign currency translation adjustments and unrealized gains and losses from our derivative financial instruments accounted for as cash flow hedges.
Amounts reclassified out of total other comprehensive income, net of tax, consisted of the following:

(in thousands)	Income Statement Location	2015	2014	2013
Gains/(losses) on cash flow hedges reclassified out of accumulated other comprehensive income:
Interest rate swaps, net of tax of $515, $223 and $236, respectively	Interest expense, net	$(749)	$(357)	$(379)
Foreign currency forwards	Discontinued operations, net of income tax	—	(191)	(401)
Total cash flow hedge reclassifications, net of tax		$(749)	$(548)	$(780)

Foreign currency translation adjustments reclassified from accumulated other comprehensive income	Other income/expense	$(1,236)	$—	$—
Foreign currency translation adjustments reclassified from accumulated other comprehensive income	Discontinued operations, net of income tax	—	11,106	—
Total amounts reclassified from accumulated other comprehensive income		$(1,985)	$10,558	$(780)
During 2015, changes to the balance in accumulated other comprehensive income were as follows:

(in thousands)	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
Balance as of January 3, 2015	$(270)	$(737)	$(1,007)
Other comprehensive loss before reclassifications	(1,109)	(499)	(1,608)
Losses reclassified from other comprehensive income	749	1,236	1,985
Net other comprehensive (loss)/income	(360)	737	377
Balance as of January 2, 2016	$(630)	$—	$(630)
During 2014, changes to the balance in accumulated other comprehensive income were as follows:

(in thousands)	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
Balance as of December 28, 2013	$(574)	$10,745	$10,171
Other comprehensive loss before reclassifications	(244)	(376)	(620)
Losses/(gains) reclassified from other comprehensive income	548	(11,106)	(10,558)
Net other comprehensive income/(loss)	304	(11,482)	(11,178)
Balance as of January 3, 2015	$(270)	$(737)	$(1,007)

During 2013, changes to the balance in accumulated other comprehensive income were as follows:

(in thousands)	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
Balance as of December 29, 2012	$(842)	$15,960	$15,118
Other comprehensive loss before reclassifications	(512)	(5,215)	(5,727)
Losses reclassified from other comprehensive income	780	—	780
Net other comprehensive income/(loss)	268	(5,215)	(4,947)
Balance as of December 28, 2013	$(574)	$10,745	$10,171
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
Revenue by Product Category
Net revenue by product category was as follows:

(in thousands)	2015	2014	2013
Branded	$1,155,399	$1,120,877	$1,079,598
Partner brand	335,272	340,007	304,240
Other	165,728	160,036	120,494
Net revenue	$1,656,399	$1,620,920	$1,504,332
Due to the sale of Private Brands and the reclassification of associated revenue to discontinued operations, the Private brand product category was removed and Private brand revenue not included in the sale transaction was reclassified to Other. The Other product category primarily consists of revenue from contract manufactured products.
Due to the acquisition of a controlling interest in Late July in October of 2014, revenue from the sale of Late July® products are now classified as Branded revenue. For 2014 and 2013, we have reclassified $8.0 million and $4.1 million, respectively, of Partner brand revenue and $3.6 million and $4.1 million, respectively, of Other revenue associated with Late July® products to Branded revenue to be consistent with current year presentation.
NOTE 19.  SIGNIFICANT CUSTOMERS
Sales to our largest retail customer, Wal-Mart Stores, Inc. ("Wal-Mart"), either through IBOs or our direct distribution network, were approximately 13% of net revenue in 2015, 14% of net revenue in 2014, and 15% of net revenue in 2013. Our sales to Wal-Mart do not include sales of our products that may be made to Wal-Mart by third-party distributors outside our DSD network. Sales to these third-party distributors represent approximately 6% of our net revenue and may increase sales of our products to Wal-Mart by an amount we are unable to estimate. Accounts receivable as of January 2, 2016 and January 3, 2015, included receivables from Wal-Mart totaling $19.0 million and $13.8 million, respectively.

NOTE 20.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
A summary of quarterly financial information follows:

(in thousands, except per share data)	2015 Quarter Ended
	April 4 (13 Weeks)	July 4 (13 Weeks)	October 3 (13 Weeks)	January 2 (13 Weeks)
Net revenue	$402,341	$431,428	$416,773	$405,857
Cost of sales	262,979	279,945	274,287	259,899
Gross margin	139,362	151,483	142,486	145,958

Selling, general and administrative (1)	121,924	119,069	114,835	116,408
Settlements of certain litigation	—	2,775	2,900	—
Impairment charges	—	—	—	11,997
Gain on sale of route businesses, net	(793)	(74)	(501)	(545)
Other (income)/expense, net	(736)	(110)	115	1,569
Income before interest and income taxes	18,967	29,823	25,137	16,529

Interest expense, net	2,467	2,671	2,851	2,864
Income before income taxes	16,500	27,152	22,286	13,665

Income tax expense	5,918	9,758	6,557	6,652
Net income	10,582	17,394	15,729	7,013
Net (loss)/income attributable to noncontrolling interests	(54)	65	52	(30)
Net income attributable to Snyder’s-Lance, Inc.	$10,636	$17,329	$15,677	$7,043

Basic earnings per share	$0.15	$0.25	$0.22	$0.10
Diluted earnings per share	$0.15	$0.24	$0.22	$0.10
Dividends declared per common share	$0.16	$0.16	$0.16	$0.16
Footnotes:

(1)	During the fourth quarter of 2015, we recognized $7.3 million of Diamond-related transaction costs in selling, general and administrative expense.

(in thousands, except per share data)	2014 Quarter Ended
	March 29 (13 Weeks)	June 28 (13 Weeks)	September 27 (13 Weeks)	January 3 (14 Weeks)
Net revenue	$373,016	$399,596	$409,308	$439,000
Cost of sales	239,830	254,707	266,088	281,833
Gross margin	133,186	144,889	143,220	157,167

Selling, general and administrative	116,064	121,312	116,659	124,497
Impairment charges	1,000	6,503	—	5,544
(Gain)/loss on sale of route businesses, net	(1,163)	(297)	22	329
Gain on the revaluation of prior equity investment	—	—	—	(16,608)
Other (income)/expense, net	80	501	61	(892)
Income before interest and income taxes	17,205	16,870	26,478	44,297

Interest expense, net	3,390	4,111	2,984	2,857
Income before income taxes	13,815	12,759	23,494	41,440

Income tax expense	3,326	4,584	9,809	14,572
Income from continuing operations	10,489	8,175	13,685	26,868
Income/(loss) from discontinued operations, net of income tax (1)	6,322	3,523	124,097	(626)
Net income	16,811	11,698	137,782	26,242
Net (loss)/income attributable to noncontrolling interests	(5)	21	16	(90)
Net income attributable to Snyder’s-Lance, Inc.	$16,816	$11,677	$137,766	$26,332

Basic earnings per share:
Continuing operations	$0.15	$0.12	$0.19	$0.38
Discontinued operations	0.09	0.05	1.77	(0.01)
Total basic earnings per share	$0.24	$0.17	$1.96	$0.37

Diluted earnings per share:
Continuing operations	$0.15	$0.11	$0.19	$0.38
Discontinued operations	0.09	0.05	1.75	(0.01)
Total diluted earnings per share	$0.24	$0.16	$1.94	$0.37

Dividends declared per common share	$0.16	$0.16	$0.16	$0.16
Footnotes:

(1)	During the third quarter of 2014, the significant income from discontinued operations was due to the gain recognized on the sale of Private Brands.

NOTE 21.  SUBSEQUENT EVENTS

Repayment of Private Placement Senior Notes
In February of 2016, using available borrowings from our existing credit facilities, we repaid our $100 million private placement senior notes which were due in June 2017. The total repayment was approximately $106 million, and will result in an estimated loss on early extinguishment of approximately $5 million. This repayment is expected to result in lower average interest expense over the remaining term of these notes.
Acquisition of Diamond
On October 27, 2015, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Diamond, pursuant to which we agreed to acquire all of the issued and outstanding shares of common stock of Diamond in a cash and stock transaction for approximately $1.9 billion, including our repayment of approximately $651 million of Diamond’s indebtedness, accrued interest and related fees, subject to the approval of our stockholders of the issuance of our shares and the approval of the stockholders of Diamond of the adoption of the Merger Agreement. On February 26, 2016, our stockholders approved the issuance of our shares and the stockholders of Diamond adopted the Merger Agreement. The acquisition closed on February 29, 2016 and, pursuant to the Merger Agreement, Diamond became our wholly-owned subsidiary. For more information about Diamond, please see Item 1 of Diamond’s Annual Report on Form 10-K, as amended, for the year ended July 31, 2015 filed with the SEC, and for more information about the terms and conditions of the Merger Agreement and our acquisition of Diamond, please refer to our Registration Statement on Form S-4 (File No. 333-208214), declared effective on January 25, 2016, and Form 424B3 prospectus (File No. 333-208214) filed with the SEC on January 28, 2016.

Diamond is a leading snack food company with five brands including Kettle Brand® potato chips, KETTLE® Chips, Pop Secret® popcorn, Emerald® snack nuts, and Diamond of California® culinary nuts.  Our acquisition of Diamond expands our footprint in “better-for-you” snacking and increases our existing natural food channel presence. We expect that this transaction will expand and strengthen our National Distribution Network, and provide us with a platform for growth in the United Kingdom and across Europe. For a discussion of specific risks and uncertainties that could affect our ability to achieve the strategic objectives of the acquisition, please refer to Part I, Item 1A, “Risk Factors” under the subsection captioned “Risks Relating to our Acquisition of Diamond.”

The acquisition will be accounted for as a business combination. The application of purchase accounting as of the closing date is expected to have a material effect on our results of operations for periods subsequent to the acquisition. We have begun the process to determine the purchase price allocation for Diamond's assets and liabilities including estimating fair values of intangible and tangible assets. While these estimates have not been completed, we expect that a substantial portion of the purchase price will be allocated to indefinite-lived intangible assets (principally trademarks), definite-lived intangible assets (principally customer relationships) and goodwill.

Transaction costs associated with the acquisition are approximately $24.1 million as of February 29, 2016, including $7.7 million in transaction costs incurred in fiscal 2015.

New Credit Agreement
In conjunction with our acquisition of Diamond, on December 16, 2015, we entered into a new senior unsecured credit agreement as amended (the "New Credit Agreement") with the lenders party thereto (the “Term Lenders”) and Bank of America, N.A., as administrative agent. Under the New Credit Agreement, the Term Lenders have committed to provide, subject to certain conditions, (i) senior unsecured term loans in an original aggregate principal amount of $830 million and maturing five years after the funding date thereunder (the “Five Year Term Loans”) and (ii) senior unsecured term loans in an original aggregate principal amount of $300 million and maturing ten years after the funding date thereunder (the “Ten Year Term Loans”). The $1.13 billion in proceeds from the New Credit Agreement were used to finance, in part, the cash component of the acquisition consideration, to repay indebtedness of Diamond [and Snyder's-Lance], and to pay certain fees and expenses incurred in connection with the acquisition.

Loans outstanding under the New Credit Agreement bear interest, at our option, either at (i) a Eurodollar rate plus an applicable margin specified in the New Credit Agreement or (ii) a base rate plus an applicable margin specified in the New Credit Agreement. The applicable margin added to the Eurodollar rate or base rate, as the case may be, is subject to adjustment after the end of each fiscal quarter based on changes in the Company’s adjusted total net debt-to-EBITDA ratio. In addition, under the New Credit Agreement, we must pay a nonrefundable ticking fee of 0.20% per annum on the amount of the aggregate commitments in effect from October 27, 2015 until the earlier of the termination or expiration of the commitments thereunder and the funding date thereunder.

The outstanding principal amount of the Five Year Term Loans is payable in equal quarterly installments of $10.375 million beginning after completion of the first full quarter and continuing until the fifth anniversary of the funding date, with the remaining balance payable on the fifth anniversary of the funding date. The outstanding principal amount of the Ten Year Term Loans is payable in quarterly principal installments of $15 million beginning in the twenty-first full fiscal quarter after the funding date. The New Credit Agreement also contains optional prepayment provisions.

The obligations of the Company under the New Credit Agreement are guaranteed by all existing and future direct and indirect wholly-owned domestic subsidiaries of the Company other than any such subsidiaries that, taken together, do not represent more than 10% of the total domestic assets or domestic revenues of the Company and its wholly-owned domestic subsidiaries. The New Credit Agreement contains customary representations, warranties and covenants. The financial covenants include a maximum total debt to EBITDA ratio of 4.75 to 1.00 for the first two quarters following the acquisition and decreasing over the period of the loan to 3.50 to 1.00 in the seventh quarter following the acquisition. The financial covenants also include a minimum interest coverage ratio of 2.50 to 1.00. Other covenants include, but are not limited to, limitations on: (i) liens, (ii) dispositions of assets, (iii) mergers and consolidations, (iv) loans and investments, (v) subsidiary indebtedness, (vi) transactions with affiliates and (vii) certain dividends and distributions. The New Credit Agreement contains customary events of default, including a cross default provision and change of control provisions. If an event of default occurs and is continuing, we may be required to repay all amounts outstanding under the New Credit Agreement.

In addition, the debt to EBITDA covenant associated with our existing credit agreement was adjusted to agree to the New Credit Agreement in order to accommodate this additional debt.

Debt issuance costs associated with the New Credit Agreement of approximately $5.5 million were deferred in the fourth quarter of 2015 and will be amortized over the life of the loans. We also incurred additional debt issuance costs associated with the New Credit Agreement in 2016.

Dividend Declared
On February 9, 2016, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on March 4, 2016 to stockholders of record on February 24, 2016.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended January 2, 2016, January 3, 2015 and December 28, 2013

(in thousands)	Beginning Balance	Additions/(Reductions) to Expense or Other Accounts	Deductions	Ending Balance
Fiscal year ended January 2, 2016
Allowance for doubtful accounts	$1,778	$1,104	$(1,965)	$917
Deferred tax asset valuation allowance	$626	$11	$—	$637
Fiscal year ended January 3, 2015
Allowance for doubtful accounts	$1,535	$1,573	$(1,330)	$1,778
Deferred tax asset valuation allowance	$469	$177	$(20)	$626
Fiscal year ended December 28, 2013
Allowance for doubtful accounts	$2,062	$1,729	$(2,256)	$1,535
Deferred tax asset valuation allowance	$485	$164	$(180)	$469

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Snyder’s-Lance, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Snyder’s-Lance, Inc. and its subsidiaries at January 2, 2016 and January 3, 2015, and the results of their operations and their cash flows for each of the two years in the period ended January 2, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for the fiscal years ended January 2, 2016 and January 3, 2015 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for the classification of deferred income tax balances in fiscal year 2015.

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

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
March 1, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Snyder’s-Lance, Inc.:

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of Snyder’s-Lance, Inc. and subsidiaries for the year ended December 28, 2013. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule “Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of the Company for the year ended December 28, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
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
Management assessed the effectiveness of internal control over financial reporting as of January 2, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, management concluded that we maintained effective internal control over financial reporting as of January 2, 2016.
The effectiveness of the Company's internal control over financial reporting as of January 2, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, and pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 2, 2016.
Internal Control over Financial Reporting
Our management assessed the effectiveness of our internal control over financial reporting as of January 2, 2016. See above for “Management’s Report on Internal Control over Financial Reporting.” Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. The report of the independent registered public accounting firm appears on page 69.
There have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) during the quarter ended January 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
Not applicable.

PART III
Items 10 through 14 are incorporated by reference to the sections captioned Security Ownership of Principal Stockholders and Management, Proposal 1—Election of Directors, Corporate Governance, Compensation Committee Interlocks and Insider Participation, Compensation Committee Report, Equity Compensation Plan Information, Director Compensation, Executive Compensation, Related Person Transactions and Ratification of Selection of Independent Public Accounting Firm in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2016 and Item X in Part I of this Annual Report captioned Executive Officers of the Registrant.
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

PART IV

Item 15.  Exhibits and Financial Statement Schedules
(a)  1. Financial Statements
The following financial statements are filed as part of this report:

(a)	2. Financial Schedules.
The following financial schedules are filed as part of this report:

Page
Schedule II - Valuation and Qualifying Accounts	68
Schedules other than that listed above have been omitted because of the absence of conditions under which they are required or because information required is included in financial statements or the notes thereto.

(a)	3. Exhibit Index.
2.1     Agreement and Plan of Merger and Reorganization, dated as of October 27, 2015 by and among Company, Shark Acquisition Sub I, Inc., Shark Acquisition Sub II, LLC and Diamond Foods, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015 (File No. 0-398).
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
10.11*    Snyder's-Lance, Inc. Deferred Compensation Plan for Non-Employee Directors, dated as of December 10, 2014, incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (File No. 0-398).
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
10.25     Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of December 4, 2014, by and among the Registrant, Bank of America, National Association, as administrative agent and issuing lender, and each of the lenders party thereto, incorporated herein by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (File No. 0-398).
10.26*    Snyder’s-Lance, Inc. Annual Performance Incentive Plan for Officers and Key Managers, dated February 9, 2015, as amended, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2015 (File No. 0-398).
10.27*     Snyder’s of Hanover, Inc. Non-Qualified Stock Option Plan, as amended and restated effective May 6, 2015, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2015 (File No. 0-398)
10.28    Credit Agreement, dated as of December 16, 2015 among Registrant, the lenders party thereto and Bank of America, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2015 (File No. 0-398).
10.29    Amendment No. 3 to Amended and Restated Credit Agreement, dated December 16, 2015, among Registrant, the lenders party thereto and Bank of American, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 16, 2015 (File No. 0-398).
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
101    The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the consolidated financial statements.
________________________________________
* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNYDER’S-LANCE, INC.

Dated: March 1, 2016	By:	/s/ Carl E. Lee, Jr.
Carl E. Lee, Jr.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Carl E. Lee, Jr.	President and Chief Executive Officer	March 1, 2016
Carl E. Lee, Jr.	and Director
(Principal Executive Officer)

/s/ Rick D. Puckett	Executive Vice President, Chief Financial	March 1, 2016
Rick D. Puckett	Officer and Chief Administrative Officer
(Principal Financial Officer)

/s/ Margaret E. Wicklund	Vice President, Corporate Controller	March 1, 2016
Margaret E. Wicklund	and Assistant Secretary
(Principal Accounting Officer)

/s/ Wilbur J. Prezzano	Chairman of the Board of Directors	March 1, 2016
Wilbur J. Prezzano

/s/ Jeffrey A. Atkins	Director	March 1, 2016
Jeffrey A. Atkins

/s/ Peter P. Brubaker	Director	March 1, 2016
Peter P. Brubaker

/s/ C. Peter Carlucci, Jr.	Director	March 1, 2016
C. Peter Carlucci, Jr.

/s/ John E. Denton	Director	March 1, 2016
John E. Denton

/s/ Lawrence V. Jackson	Director	March 1, 2016
Lawrence V. Jackson

/s/ James W. Johnston	Director	March 1, 2016
James W. Johnston

/s/ David C. Moran	Director	March 1, 2016
David C. Moran

/s/ Dan C. Swander	Director	March 1, 2016
Dan C. Swander

/s/ Isaiah Tidwell	Director	March 1, 2016
Isaiah Tidwell

/s/ Patricia A. Warehime	Director	March 1, 2016
Patricia A. Warehime