Form 10-Q
period 2016-04-02
SNYDER'S-LANCE, INC.
filed 2016-05-12
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarter ended April 2, 2016
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
Yes ☐         No ☑

The number of shares outstanding of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of May 4, 2016, was 95,833,191 shares.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

INDEX

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS
This document includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our estimates, expectations, beliefs, intentions or strategies for the future, and the assumptions underlying such statements. We use the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify our forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Factors that could cause these differences include, but are not limited to, the risks and uncertainties set forth in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended January 2, 2016, and those described from time to time in our other reports filed with the Securities and Exchange Commission.
Caution should be taken not to place undue reliance on our forward-looking statements, which reflect our management’s expectations only as of the time such statements are made. Except as required by law, we undertake no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
For the Quarters Ended April 2, 2016 and April 4, 2015

	Quarter Ended
(in thousands, except per share data)	April 2, 2016	April 4, 2015
Net revenue	$462,765	$402,341
Cost of sales	320,611	262,979
Gross margin	142,154	139,362

Selling, general and administrative	124,189	121,924
Transaction-related expenses	49,306	—
Impairment charges	374	—
Gain on sale of route businesses, net	(536)	(793)
Other income, net	(297)	(736)
(Loss)/income before interest and income taxes	(30,882)	18,967

Loss on early extinguishment of debt	4,749	—
Interest expense, net	4,729	2,467
(Loss)/income before income taxes	(40,360)	16,500

Income tax (benefit)/expense	(14,966)	5,918
Net (loss)/income	(25,394)	10,582
Net income/(loss) attributable to noncontrolling interests	37	(54)
Net (loss)/income attributable to Snyder’s-Lance, Inc.	$(25,431)	$10,636

Basic (loss)/earnings per share (Note 4)	$(0.32)	$0.15
Weighted average basic shares outstanding	79,953	70,259

Diluted (loss)/earnings per share (Note 4)	$(0.32)	$0.15
Weighted average diluted shares outstanding	79,953	71,002

Cash dividends declared per share	$0.16	$0.16
See Notes to the condensed consolidated financial statements (unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
For the Quarters Ended April 2, 2016 and April 4, 2015

	Quarter Ended
(in thousands)	April 2, 2016	April 4, 2015
Net (loss)/income	$(25,394)	$10,582

Net unrealized loss on derivative instruments, net of income tax	1,124	841
Foreign currency translation adjustment	(6,651)	447
Total other comprehensive (income)/loss	(5,527)	1,288

Total comprehensive (loss)/income	(19,867)	9,294
Comprehensive income/(loss) attributable to noncontrolling interests	37	(54)
Total comprehensive (loss)/income attributable to Snyder’s-Lance, Inc.	$(19,904)	$9,348
See Notes to the condensed consolidated financial statements (unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
As of April 2, 2016 and January 2, 2016

(in thousands, except share and per share data)	April 2, 2016	January 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$40,209	$39,105
Restricted cash	714	966
Accounts receivable, net of allowances of $1,117 and $917, respectively	215,715	131,339
Inventories, net	256,742	110,994
Prepaid income taxes and income taxes receivable	4,015	2,321
Assets held for sale	17,025	15,678
Prepaid expenses and other current assets	34,786	21,210
Total current assets	569,206	321,613

Noncurrent assets:
Fixed assets, net	533,563	401,465
Goodwill	1,409,951	539,119
Other intangible assets, net	1,429,299	528,658
Other noncurrent assets	23,536	19,849
Total assets	$3,965,555	$1,810,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$49,000	$8,541
Accounts payable	94,768	54,207
Payable to growers	38,265	—
Accrued compensation	40,111	26,196
Accrued casualty insurance claims	4,798	4,262
Accrued marketing, selling and promotional costs	45,881	18,806
Other payables and accrued liabilities	66,743	32,248
Total current liabilities	339,566	144,260

Noncurrent liabilities:
Long-term debt, net	1,354,950	372,301
Deferred income taxes	332,565	157,591
Accrued casualty insurance claims	13,804	11,931
Other noncurrent liabilities	36,092	17,034
Total liabilities	2,076,977	703,117

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.83 1/3 par value. 110,000,000 shares authorized; 95,676,031 and 70,968,054 shares outstanding, respectively	79,727	59,138
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; no shares outstanding	—	—
Additional paid-in capital	1,583,052	791,428
Retained earnings	201,528	238,314
Accumulated other comprehensive income/(loss)	4,897	(630)
Total Snyder’s-Lance, Inc. stockholders’ equity	1,869,204	1,088,250
Noncontrolling interests	19,374	19,337
Total stockholders’ equity	1,888,578	1,107,587
Total liabilities and stockholders’ equity	$3,965,555	$1,810,704
See Notes to the condensed consolidated financial statements (unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Unaudited)
For the Quarters Ended April 2, 2016 and April 4, 2015

(in thousands, except share and per share data)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interests	Total
Balance, January 2, 2016	70,968,054	$59,138	$791,428	$238,314	$(630)	$19,337	$1,107,587
Total comprehensive (loss)/income				(25,431)	5,527	37	(19,867)
Dividends paid to stockholders ($0.16 per share)				(11,355)			(11,355)
Issuance of common stock and stock-based awards assumed in the Diamond Foods acquisition	24,363,738	20,302	780,685				800,987
Amortization of stock options, restricted units and performance-based restricted units			11,530				11,530
Stock options exercised and restricted units vested, including $176 tax benefit	323,785	270	(747)				(477)
Issuance and amortization of restricted shares, net of cancellations	101,927	85	2,654				2,739
Repurchases of common stock	(81,473)	(68)	(2,498)				(2,566)
Balance, April 2, 2016	95,676,031	$79,727	$1,583,052	$201,528	$4,897	$19,374	$1,888,578

(in thousands, except share and per share data)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interests	Total
Balance, January 3, 2015	70,406,086	$58,669	$776,930	$232,812	$(1,007)	$19,304	$1,086,708
Total comprehensive income				10,636	(1,288)	(54)	9,294
Dividends paid to stockholders ($0.16 per share)				(11,264)			(11,264)
Amortization of stock options			589				589
Stock options exercised, including $490 tax benefit	124,930	104	2,484				2,588
Issuance, amortization and vesting of restricted shares and restricted units, net of cancellations	79,111	66	695				761
Repurchases of common stock	(22,783)	(19)	(782)				(801)
Balance, April 4, 2015	70,587,344	$58,820	$779,916	$232,184	$(2,295)	$19,250	$1,087,875
See Notes to the condensed consolidated financial statements (unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Quarters Ended April 2, 2016 and April 4, 2015

	Quarter Ended
(in thousands)	April 2, 2016	April 4, 2015
Operating activities:
Net (loss)/income	$(25,394)	$10,582
Adjustments to reconcile net (loss)/income to cash from operating activities:
Depreciation and amortization	20,558	17,413
Stock-based compensation expense	14,270	1,350
(Gain)/loss on sale of fixed assets, net	(25)	12
Gain on sale of route businesses, net	(536)	(793)
Gain on sale of investments, net	—	(436)
Gain on write-off of debt premium	(1,341)	—
Impairment charges	374	—
Deferred income taxes	(15,734)	524
Provision for doubtful accounts	252	236
Changes in operating assets and liabilities, excluding business acquisitions and foreign currency translation adjustments	24,284	(28,903)
Net cash provided by/(used in) operating activities	16,708	(15)

Investing activities:
Purchases of fixed assets	(11,976)	(13,495)
Purchases of route businesses	(11,909)	(6,731)
Proceeds from sale of fixed assets	153	302
Proceeds from sale of route businesses	11,785	7,870
Proceeds from sale of investments	—	436
Business acquisition, net of cash acquired	(1,013,559)	—
Changes in restricted cash	252	—
Net cash used in investing activities	(1,025,254)	(11,618)

Financing activities:
Dividends paid to stockholders	(11,355)	(11,264)
Debt issuance costs	(6,048)	—
Issuances of common stock	2,775	2,589
Excess tax benefits from stock-based compensation	176	—
Share repurchases, including shares surrendered for tax withholding	(5,995)	(801)
Repayments of long-term debt	(100,000)	(1,875)
Proceeds from issuance of long-term debt	1,130,000	—
Net cash provided by/(used in) financing activities	1,009,553	(11,351)

Effect of exchange rate changes on cash	97	—

Increase in cash and cash equivalents	1,104	(22,984)
Cash and cash equivalents at beginning of period	39,105	35,373
Cash and cash equivalents at end of period	$40,209	$12,389

Supplemental information:
Cash paid for income taxes, net of refunds of $217 and $425, respectively	$1,444	$10,412
Cash paid for interest	$4,614	$1,246

Non-cash investing activities:
Liability for dissenters and other future cash payments associated with the acquisition of Diamond (Note 3)	$13,688	$—

Non-cash financing activities:
Common stock and stock-based compensation issued for business acquisitions	$800,987	$—
See Notes to the condensed consolidated financial statements (unaudited).

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Snyder’s-Lance, Inc. (the “Company,” "we," "us," or "our") have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. All significant intercompany balances and transactions have been eliminated. We use the equity method to account for investments over which we exercise significant influence but do not control. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Form 10-K for the year ended January 2, 2016, filed with the Securities and Exchange Commission on March 1, 2016 (the "2015 Form 10-K"). In our opinion, these condensed consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly our condensed consolidated financial statements for the interim periods presented herein. The condensed consolidated results of operations for the first quarter of 2016 are not necessarily indicative of the results to be expected for the full year.
The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. We routinely evaluate our estimates, including those related to sales and promotional allowances, customer returns, allowances for doubtful accounts, inventory valuations, useful lives of fixed assets and related impairment, long-term investments, hedge transactions, goodwill and intangible asset valuations and impairments, payable to growers, incentive compensation, income taxes, self-insurance, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.
As discussed further in these notes to the condensed consolidated financial statements, certain prior year amounts have been reclassified to conform with current year presentation.
Our significant accounting policies are summarized in Note 1 to the consolidated financial statements included in our 2015 Form 10-K. An update to these accounting policies associated with our acquisition of Diamond Foods, Inc. ("Diamond") is below.

Inventories (Walnut)
All inventories are accounted for on a lower of cost or market basis, with cost historically determined using a combination of first-in first-out ("FIFO") and weighted average cost. Through our acquisition of Diamond, we have walnut purchase agreements with growers, under which they deliver their walnut crop from the contracted acres to us during the fall harvest season, and pursuant to our walnut purchase agreements, we determine the price for this inventory after receipt. This purchase price is determined by us based on our discretion provided in the agreements, taking into account market conditions, crop size, and quality and nut varieties, among other relevant factors. Since the ultimate purchase price to be paid will be determined subsequent to receiving the walnut crop from the contracted acres, the amount presented as "Payable to growers" requires us to make an estimate of the final purchase price for our financial statements. Those estimates may subsequently change due to changes in the factors described above, and the effect of the change could be significant. Any such changes in estimates are accounted for in the period of change by adjusting inventory on hand or cost of goods sold if the inventory is sold through. Changes in estimates may affect the ending inventory balances, as well as gross profit.

During the first quarter of 2016, we determined the final purchase price to be paid to the walnut growers for the current crop year. Accordingly, we were not required to estimate the purchase price.  However, beginning in the third quarter, we will estimate the purchase price as we receive the new crop of walnut inventory.

Foreign Currency Translation
The functional currency of our foreign operations is the applicable local currency, the British pound and Euro. The functional currency is translated into U.S. dollars for balance sheet accounts using currency exchange rates in effect as of the balance sheet date and for revenue and expense accounts using an average exchange rate in effect during the applicable period.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Employee Benefits
We incur various employment-related benefit costs with respect to qualified pension and deferred compensation plans. We utilize assumptions developed by third-party actuaries when estimating the liabilities for pension and other employee benefit plans. These assumptions, where applicable, include the discount rates used to determine the actuarial present value of projected benefit obligations, the rate of increase in future compensation levels, employee turnover and mortality rates. We review our assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate. The benefit expense is generally recognized in the consolidated financial statements on an accrual basis over the average remaining lifetime of participants, and the accrued benefits are reported in current and noncurrent liabilities on the consolidated balance sheets, as appropriate.

Business combinations
We account for business combinations under the provisions of Accounting Standards Codification ("ASC") Topic 805-10, Business Combinations ("ASC 805-10"), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.
NOTE 2. NEW ACCOUNTING STANDARDS
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This accounting standard creates common revenue recognition guidance for GAAP and International Financial Reporting Standards ("IFRS"). The guidance also requires improved disclosures to help users of the financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of ASU No. 2014-09 by one year, to December 15, 2017 for interim and annual reporting periods beginning after that date. The FASB will permit early adoption of the standard, but not before the original effective date of December 15, 2016. ASU 2014-09 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. In March 2016, FASB issued Accounting Standards Update No. 2016-08 to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued Accounting Standards Update No. 2016-10 to clarify guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. We are currently evaluating the impact of these standards.
On February 18, 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which revises the consolidation model used for evaluating whether reporting entities should consolidate certain legal entities. This accounting standard update is effective for annual reporting periods beginning after December 15, 2015, and related interim periods with early adoption permitted. We applied this beginning in 2016 and it had no impact on our financial statements.
On April 7, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This accounting standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This revised guidance is effective for annual reporting periods beginning after December 15, 2015 and related interim periods, with early adoption permitted. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarified that debt issuance costs related to line-of-credit arrangements can be presented in the balance sheet as an asset and amortized over the term of the line-of-credit arrangement. The following table summarizes the adjustments made to conform prior period classifications with the new guidance:

	January 2, 2016
(in thousands)	As Filed	Reclass	As Adjusted
Other noncurrent assets	$27,403	$(7,554)	$19,849
Long-term debt, net	$(379,855)	$7,554	$(372,301)

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
On July 31, 2015, the FASB issued ASU No. 2015-12, a three-part update with the objective of simplifying benefit plan reporting to make the information presented more useful to the reader. Part I designates contract value as the only required measure for fully benefit-responsive investment contracts (“FBRIC”). A FBRIC is a guaranteed investment contract between the plan and an issuer in which the issuer agrees to pay a predetermined interest rate and principal for a set amount deposited with the issuer. Part II simplifies the investment disclosure requirements for employee benefit plans. Part III provides an alternative measurement date for fiscal periods that do not coincide with a month-end date. This guidance is effective for fiscal years beginning after December 15, 2015. The amendments in Parts I and II of this standard are effective retrospectively. We adopted this guidance in the first quarter of 2016.
On September 25, 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. This accounting standard simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. This revised guidance is effective for annual reporting periods beginning after December 15, 2015, and related interim periods. The amendments in the update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of the update with early application permitted for financial statements not yet issued. We have adopted this guidance and will apply it as necessary in our financial statements.
On November 20, 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This accounting standard requires deferred tax assets and liabilities, along with related valuation allowances, to be classified as noncurrent on the balance sheet. As a result, each tax jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. During the fourth quarter of 2015, we elected to early-adopt this guidance.
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

On March 16, 2016, the FASB issued ASU No.2016-07, Simplifying the Transition to the Equity Method of Accounting. This accounting standard eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The updated guidance which should be applied prospectively, is effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. We are currently evaluating the impact this standard will have on our consolidated financial statements.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This accounting standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. We are currently evaluating the impact this standard will have on our consolidated financial statements.
NOTE 3. BUSINESS ACQUISITIONS
On October 27, 2015, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Diamond Foods, Inc. ("Diamond"). Diamond is a leading snack food company with five brands including Kettle Brand® potato chips, KETTLE® Chips, Pop Secret® popcorn, Emerald® snack nuts, and Diamond of California® culinary nuts. Pursuant to the Merger Agreement, we agreed to acquire all of the issued and outstanding shares of common stock of Diamond in a cash and stock transaction, including our repayment of $651.0 million of Diamond’s indebtedness, accrued interest and related fees, subject to the approval of our stockholders of the issuance of our shares and the approval of the stockholders of Diamond of the adoption of the Merger Agreement.
On February 26, 2016, our stockholders approved the issuance of our shares and the stockholders of Diamond adopted the Merger Agreement. The acquisition closed on February 29, 2016 and, pursuant to the Merger Agreement, Diamond became our wholly-owned subsidiary.
At the effective time of the merger, each share of Diamond common stock that was issued and outstanding immediately prior to the effective time (other than (i) treasury shares held by Diamond, (ii) shares owned by Snyder’s-Lance or any of our subsidiaries and (iii) shares that are owned by stockholders who have perfected and not withdrawn a demand for appraisal rights pursuant to Delaware law) were cancelled and converted into the right to receive $12.50 in cash and 0.775 shares of Snyder’s-Lance common stock, par value $0.83-1/3 per share. Diamond shares have ceased trading on the NASDAQ stock exchange.
Additionally, at the effective time, all outstanding Diamond stock-based compensation awards, then comprising of restricted shares, restricted units, performance-based restricted units, and stock options, converted to replacement Snyder's-Lance awards or were settled with merger consideration as described within the Registration Statement on Form S-4 we filed with the SEC on January 20, 2016. The fair value of the replacement awards, whether vested or unvested, is included in the purchase price to the extent that pre-acquisition services have been rendered. The purchase price also includes the fair value of accelerated vesting for awards that vested at the acquisition date due to change in control provisions. The remainder of the fair value of the unvested outstanding replacement awards will be recorded as compensation expense over the applicable future vesting period in the periods following the acquisition date.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following is a summary of consideration transferred in the acquisition of Diamond:

	Conversion Calculation	Fair Value (in thousands)
Diamond common shares outstanding as of February 29, 2016	31,062,164
Multiplied by 0.775 as per the Merger Agreement	0.775
Total Snyder's-Lance common shares issued to Diamond stockholders	24,071,839
Multiplied by Snyder's-Lance closing stock price as of February 26, 2016	$32.34
Total stock consideration for outstanding common shares		$778,483
Cash consideration of $12.50 per Diamond common share outstanding as of February 29, 2016, including cash paid in lieu of fractional converted shares		388,318
Total cash and stock consideration to stockholders		1,166,801
Fair value of replacement cash awards and stock-based awards attributable to pre-acquisition service, including awards that accelerated vesting at acquisition date due to change in control provisions (1)		28,211
Repayment of Diamond’s outstanding debt due to change in control provisions (2)		651,044
Liability for value of Dissenters' merger consideration (3)		12,418
Total fair value of consideration transferred		$1,858,474
Effective settlement of accounts payable owed by us to Diamond at acquisition date		(1,295)
Total purchase consideration		$1,857,179
(1) The fair value of the Snyder's-Lance replacement cash awards, settled common stock, restricted share awards, restricted unit awards and stock options was calculated as of February 29, 2016 using conversion terms outlined in the Merger Agreement. The closing stock price on February 26, 2016, the last trading day before closing, was used in the fair valuation of settled common stock, restricted share awards and restricted unit awards. The fair value of the stock options was estimated using the Black-Scholes valuation model utilizing the assumptions noted below:

Assumptions used for the valuation of replacement Snyder's-Lance stock options:
Stock price as of February 26, 2016	$32.34
Post-conversion exercise price	$11.75 - $80.24
Average expected volatility	31.18%
Expected dividend yield	1.98%
Weighted average risk-free interest rate	0.33%
Weighted average expected life	0.3 years
Black-Scholes weighted average value per option	$15.22

The expected volatility of the Snyder’s-Lance stock price is based on average historical volatility which is based on observations and a duration consistent with the expected life assumption. The weighted average expected life of the option is calculated using the simplified method by using the vesting term of the option and the option expiration date. The risk-free interest rate is based on U.S. treasury securities with maturities equal to the expected life of the option.
(2) Repayment of Diamond’s outstanding debt is required as part of the consideration to be transferred due to change in control provisions which are triggered upon acquisition. The repayment amount was calculated as of February 29, 2016 by taking Diamond’s outstanding long-term debt and current portion of long-term debt of $633.2 million plus accrued interest of $9.0 million and a prepayment penalty of $8.8 million.
(3) Estimate of merger consideration unpaid and owed to certain Diamond stockholders that would otherwise have received $12.50 in cash and 0.775 shares of Snyder’s-Lance common stock for each share of Diamond common stock held (see 'Appraisal Proceedings' within Note 15).

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The acquisition was accounted for as a business combination. Management has used its best estimate in the allocation of the purchase price to assets acquired and liabilities assumed based on the estimated preliminary fair value of such assets and liabilities. The following table summarizes the preliminary allocation of assets acquired and liabilities assumed as part of the acquisition:

(in thousands)	Purchase Price Allocation
Cash and cash equivalents	$28,945
Accounts receivable	77,445
Inventories	168,089
Prepaid expenses and other current assets	12,111
Fixed assets	136,340
Goodwill	868,443
Other intangible assets	902,500
Equity investments	8,607
Other long term assets	1,018
Total assets acquired	$2,203,498

Accounts payable, including payable to growers	$89,287
Other current liabilities	45,428
Deferred income tax liability	191,425
Other long term liabilities	20,179
Total liabilities assumed	$346,319

Net assets acquired (1)	$1,857,179
(1) Net assets acquired includes the effective settlement of $1.3 million in accounts payable owed by us to Diamond at the time of the acquisition.
As of April 2, 2016, the purchase price allocation is considered preliminary. Of the estimated $902.5 million of acquired intangible assets, $403.5 million was preliminarily assigned to customer relationships and will be amortized over 20 years. The remaining value of acquired intangible assets of $499.0 million was preliminarily assigned to trademarks, which are not subject to amortization because they have indefinite lives. The increase in the carrying value of assets to fair value as a result of purchase price adjustments are not deductible for income tax purposes.
The majority of our estimates used in the purchase price allocation remain preliminary at this time. We anticipate that adjustments will be made to the fair values of identifiable assets acquired and liabilities assumed and that those adjustments may or may not be material to our financial statements.
Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is attributable to the general reputation, assembled workforce, acquisition synergies and the expected future cash flows of the business.
The Company has recorded a net deferred tax liability related to the acquisition of $191.4 million. Deferred tax liabilities of $381.4 million relate primarily to basis differences in intangible assets acquired. A deferred tax asset of approximately $139.2 million was recorded for federal and state net operating losses. The Company has recorded a deferred tax liability of $54.7 million on un-repatriated foreign earnings based on management’s preliminary assessment of the amount of earnings considered to be indefinitely reinvested. The Company has recorded deferred tax assets for federal and state net operating loss carryforwards and state tax credit carryforwards of $147.2 million. A valuation allowance of $9.7 million has been recorded based on management’s preliminary assessment of the ability to utilize these deferred tax assets.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Transaction-related expenses associated with the acquisition and subsequent integration were approximately $49.3 million for the first quarter of 2016, and are included in a separate line in the Condensed Consolidated Statements of Income. These expenses included $13.0 million of severance and retention benefits and $13.3 million of accelerated stock-based compensation which was recognized due primarily to change in control provisions and severance agreements with the Diamond executive team. The remaining costs were primarily investment banking fees as well as other professional fees and legal costs associated with completion of the acquisition and subsequent integration of Diamond.
Additionally, we deferred $11.0 million of debt issuance costs associated with the new $1.13 billion term loans used to fund the acquisition, and these costs are being amortized over the term of the loans. Approximately $6.0 million of these debt issuance costs were paid in the first quarter of 2016, with the remainder paid in the fourth quarter of 2015. See Note 10 for additional information regarding the new term loans.
Diamond's results were included in our Condensed Consolidated Statements of Income from February 29, 2016. External net revenue from Diamond of $63.2 million was included for the first quarter of 2016. As a result of progress we have made integrating Diamond, it is impracticable to disclose separately Diamond's contributions to income before income taxes for the first quarter of 2016.
The following unaudited pro forma consolidated financial information has been prepared as if the acquisition of Diamond had taken place at the beginning of 2015. The unaudited pro forma results include estimates and assumptions regarding increased amortization of intangible assets related to the acquisition, reduced interest expense related to debt due to lower interest rates associated with the new combined debt and the related tax effects. Pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated, or that may result in the future for various reasons including the potential impact of revenue and cost synergies on the business.

(in thousands, except per share data)	Q1 2016	Q1 2015
Net revenue	$592,379	$625,219
Net income/(loss) attributable to Snyder's-Lance, Inc.	$23,711	$(32,135)

The pro forma consolidated financial information for the first quarters of 2016 and 2015 includes increased amortization expense of $2.1 million and $3.1 million, respectively, as a result of acquired intangible assets. In addition, the pro forma financial information for the first quarters of 2016 and 2015 includes $1.3 million and $3.3 million, respectively, of reduced interest expense related to debt. The reduction is due to the lower interest rates associated with our new combined debt, as more fully described in Note 10.

We also included a reduction in cost of goods sold of $15.9 million in the pro forma financial information for the first quarter of 2016 related to the elimination of a portion of the inventory step-up recorded during the quarter in connection with the Diamond acquisition. We included additional cost of goods sold in the pro forma financial information for the first quarter of 2015 of $20.7 million. These incremental expenses represent financial impact of the total inventory step-up recorded in connection with the Diamond acquisition.

For the first quarter of 2016, we included a reduction in non-recurring transaction-related expenses which were directly related to the acquisition of $50.2 million. These transaction-related expenses, and additional transaction-related expenses incurred prior to the end of 2015, were included as additional expenses of $60.4 million in the pro forma consolidated financial information for the first quarter of 2015.
NOTE 4. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income attributable to Snyder's-Lance by the weighted average number of common shares outstanding during each period.
Diluted earnings per share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. In the calculation of diluted earnings per share, the denominator includes the number of additional common shares that would have been outstanding if our outstanding dilutive stock options had been exercised pursuant to the treasury stock method, or if our outstanding dilutive restricted units or performance-based restricted units had converted to common stock. Anti-dilutive shares are excluded from the dilutive earnings calculation. No adjustment to reported net income is required when computing diluted earnings per share.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and are treated as a separate class of securities in calculating earnings per share pursuant to the two-class method. We have granted and expect to continue to grant restricted shares with non-forfeitable rights to dividends and restricted units with non-forfeitable rights to dividend equivalents. As such, these awards have been included in our calculation of basic and diluted earnings per share using the two-class method, as computed in the table below:

	Quarter Ended
(in thousands, except per share data)	April 2, 2016	April 4, 2015
Basic EPS:
Net (loss)/income	$(25,431)	$10,636
Less: Income allocated to participating securities	—	19
(Loss)/income allocated to common shares	$(25,431)	$10,617
Weighted average shares outstanding – Basic	79,953	70,259
(Loss)/earnings per share – Basic	$(0.32)	$0.15

Diluted EPS:
Weighted average shares outstanding – Basic	79,953	70,259
Effect of dilutive stock options, restricted units and performance-based restricted units on shares outstanding	—	743
Weighted average shares outstanding – Diluted	79,953	71,002
(Loss)/earnings per share – Diluted	$(0.32)	$0.15
Due to the net loss incurred during the first quarter of 2016, basic weighted average shares outstanding were required to be used for diluted earnings per share. This resulted in approximately 849,000 potentially dilutive shares and approximately 137,000 anti-dilutive shares excluded from diluted weighted average shares outstanding for the first quarter of 2016. For the first quarter of 2015, approximately 383,000 shares were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive.
NOTE 5. STOCK-BASED COMPENSATION
Stock-based compensation expense recorded in the Condensed Consolidated Statements of Income was $14.3 million and $1.4 million for the first quarter of 2016 and 2015, respectively.
During the first quarter of 2016, we issued 787,956 stock options at an exercise price of $30.60 per share, 102,477 restricted shares, 81,999 performance-based restricted units and 123 restricted units to employees and directors. During the first quarter of 2015, we issued 384,453 stock options at an exercise price of $31.02 per share and 74,874 restricted shares to employees.
The acquisition of Diamond, as discussed further in Note 3, resulted in a significant amount of prior Diamond stock-based compensation awards converting to replacement Snyder's-Lance awards. Many of these awards accelerated vesting at the acquisition date due to change in control provisions. In addition, within transaction-related expenses on the Condensed Consolidated Statements of Income, we recognized $12.3 million in stock-based compensation expense and $1.0 million in cash compensation expense in the first quarter of 2016 from replacement awards that vested due to acceleration clauses within employment agreements with former Diamond executives. At the end of the first quarter of 2016, the replacement Snyder's-Lance stock-based awards that remained outstanding were as follows:

•	2,682 restricted shares with unrecognized compensation expense of $0.1 million and vesting dates ranging from June 15, 2016 to July 15, 2017.

•	395,040 restricted units with unrecognized compensation expense of $9.5 million and vesting dates ranging from April 21, 2016 to January 18, 2020.

•	924,132 stock options which are fully vested and have exercise prices that range from $11.75 to $80.24. The total intrinsic value of these options was $13.7 million at the end of the first quarter.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

To cover withholding taxes payable by employees upon the vesting of restricted shares, in the first quarter of 2016, we repurchased 22,716 shares of common stock for the vesting of Snyder's-Lance employee incentive awards and 58,757 shares for the vesting of replacement awards converted from prior Diamond awards. For the first quarter of 2015, we repurchased 22,783 shares to cover withholding taxes.
In addition, we recorded $0.2 million and $0.6 million in incentive compensation expense for a performance-based cash incentive plan for the first quarter of 2016 and 2015, respectively.
NOTE 6. INVENTORIES
Inventories as of April 2, 2016 and January 2, 2016, consisted of the following:

(in thousands)	April 2, 2016	January 2, 2016
Finished goods	$126,995	$66,143
Raw materials	71,921	14,736
Work in process	19,254	—
Maintenance parts, packaging and supplies	38,572	30,115
Total inventories, net	$256,742	$110,994
The significant increase in total inventories was primarily due to the acquisition of Diamond.
NOTE 7. FIXED ASSETS
Fixed assets as of April 2, 2016 and January 2, 2016 consisted of the following:

(in thousands)	April 2, 2016	January 2, 2016
Land and land improvements	$43,494	$28,508
Buildings and building improvements	199,361	156,725
Machinery, equipment and computer systems	566,093	506,649
Trucks, trailers and automobiles	33,602	33,760
Furniture and fixtures	5,156	4,210
Construction in progress	36,182	11,503
Capital leases (1)	3,269	—
	$887,157	$741,355
Accumulated depreciation	(353,528)	(339,802)
	533,629	401,553
Fixed assets held for sale	(66)	(88)
Fixed assets, net	$533,563	$401,465
(1) Gross amounts of assets recorded under capital leases represent machinery, equipment and computer systems as of April 2, 2016.
The significant increase in fixed assets was primarily due to the acquisition of Diamond. The preliminary fair value of the fixed assets acquired is still being evaluated and could change in subsequent quarters. Depreciation expense related to fixed assets was $16.2 million and $14.7 million during the first quarter of 2016 and 2015, respectively.
There were $0.4 million of fixed asset impairment charges recorded during the first quarter of 2016. There were no fixed asset impairment charges recorded during the first quarter of 2015.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the first quarter of 2016 were as follows:

(in thousands)	Carrying Amount
Balance as of January 2, 2016	$539,119
Business acquisitions	868,443
Changes in foreign currency exchange rates	2,560
Goodwill reclassified to assets held for sale	(171)
Balance as of April 2, 2016	$1,409,951
As of April 2, 2016 and January 2, 2016, other intangible assets consisted of the following:

(in thousands)	Gross Carrying Amount	Cumulative Impairments	Accumulated Amortization	Net Carrying Amount
As of April 2, 2016:
Customer and contractual relationships – amortized	$572,285	$—	$(39,373)	$532,912
Non-compete agreement – amortized	710	—	(327)	383
Developed technology – amortized	2,700	—	(325)	2,375
Reacquired rights – amortized	3,100	—	(1,811)	1,289
Patents – amortized	8,600	—	(2,721)	5,879
Routes – unamortized	10,526	—	—	10,526
Trademarks – unamortized	882,635	(6,700)	—	875,935
Balance as of April 2, 2016	$1,480,556	$(6,700)	$(44,557)	$1,429,299

As of January 2, 2016:
Customer and contractual relationships – amortized	$166,756	$—	$(35,415)	$131,341
Non-compete agreement – amortized	710	—	(297)	413
Developed technology – amortized	2,700	—	(280)	2,420
Reacquired rights – amortized	3,100	—	(1,714)	1,386
Patents – amortized	8,600	—	(2,526)	6,074
Routes – unamortized	11,063	—	—	11,063
Trademarks – unamortized	382,661	(6,700)	—	375,961
Balance as of January 2, 2016	$575,590	$(6,700)	$(40,232)	$528,658
The increase in goodwill, customer relationships and trademarks during the first quarter of 2016 is related to the acquisition of Diamond. These intangible asset values are preliminary and may require adjustment once the purchase price allocation is finalized. The newly acquired customer relationships are expected to have a useful life of 20 years, while the trademarks are deemed to have an indefinite useful life.
Amortization expense related to intangibles was $4.3 million and $2.7 million for the first quarter of 2016 and 2015, respectively. The increase in amortization expense in 2016 was due to additional intangible assets obtained through the acquisition of Diamond in the first quarter of 2016.
Routes and trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. Although not amortized, they are reviewed for impairment as conditions change or at least on an annual basis. There were no impairments during the first quarter of 2016.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Certain trademarks, in addition to those acquired in the Diamond acquisition, with a total book value of $25.4 million as of April 2, 2016, currently have a fair value which exceeds the book value by less than 15%. Any adverse changes in the use of these trademarks or the sales volumes of the associated products could result in an impairment charge in the future. No triggering events occurred between the most recent annual impairment assessment and April 2, 2016.
The changes in the carrying amount of route intangibles for the first quarter of 2016 were as follows:

(in thousands)	Carrying Amount
Balance as of January 2, 2016	$11,063
Routes reclassified to assets held for sale	(537)
Balance as of April 2, 2016	$10,526
Route businesses, including route intangibles and associated goodwill, allocated to assets held for sale represent assets available for sale in their present condition and for which actions to complete a sale have been initiated. The changes in the carrying amount of route businesses held for sale for the first quarter of 2016 were as follows:

(in thousands)	Carrying Amount
Balance as of January 2, 2016	$15,590
Purchases of route businesses held for sale	11,909
Sales of route businesses held for sale	(11,249)
Reclassifications from route intangibles and goodwill	708
Balance as of April 2, 2016	$16,958
Net gains on the sale of route businesses for the first quarter of 2016 consisted of $1.0 million in gains and $0.5 million in losses. The majority of the route business purchases and sales were due to route reengineering projects that were initiated in order to maximize the efficiency of route territories for the independent business owners ("IBO").
For the first quarter of 2015, net gains on the sale of route businesses consisted of $1.1 million in gains and $0.3 million in losses. The majority of the route business purchases and sales were due to the reengineering of route businesses in a certain zone because of additional Partner brand business obtained in that area. See Note 15 for further information related to IBOs.
NOTE 9. EQUITY METHOD INVESTMENTS
As part of our acquisition of Diamond, we obtained 51% of the outstanding shares of Yellow Chips Holding B.V. (“Yellow Chips”), which produces vegetable chips and organic potato chips primarily for the Dutch and other European markets. The investment is accounted for under the equity method as the other owners have substantive participating rights that provide them with the more significant influence over the financial performance of Yellow Chips. The investment was measured at fair value as part of the purchase price allocation when we purchased Diamond. However, the initial valuation of Yellow Chips is preliminary and may be adjusted in future quarters. The carrying value of the investment as of April 2, 2016 is $3.2 million. We also have a loan receivable outstanding with Yellow Chips of $1.7 million as of April 2, 2016. Our share of income from Yellow Chips for the period subsequent to February 29, 2016 is not material and is included in other income in the Condensed Consolidated Statements of Income.

The agreement with Yellow Chips includes call and put options on the remaining 49% outstanding equity that we or the other Yellow Chips shareholders can exercise if a certain EBITDA target is met after 2018 or under other circumstances. The agreement also includes rights for us to sell our ownership interest and require the remaining shareholders to sell their holdings to the same buyer in the event that we want to sell our shares if the EBITDA threshold is not met. There are similar rights for the other shareholders to sell their shares and requires us to also sell our shares to the same buyer if we have not first exercised our right to initiate a sale. If the party initiating such a sale does not require the other shareholder(s) to sell, the other shareholder(s) can in any case choose to require the same buyer to also buy their shares.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

We also obtained 26% of the outstanding shares of Metcalfe’s Skinny Limited (“Metcalfe”), owner of Metcalfe’s Skinny Popcorn, a premium ready-to-eat popcorn brand in the UK, in conjunction with our acquisition of Diamond. The investment is accounted for under the equity method. The investment was measured at fair value as part of the purchase price allocation when we purchased Diamond. However, the initial valuation of Meltcalfe is preliminary and may be adjusted in future quarters. The carrying value of the investment at April 2, 2016 is $5.6 million. Our share of income from Meltcalfe for the period subsequent to February 29, 2016 is not material and is included in other income in the Condensed Consolidated Statements of Income. The agreement with Meltcalfe also includes a call option on the remaining 74% outstanding equity that we or the other shareholders can exercise.
NOTE 10. LONG-TERM DEBT
Long-term debt outstanding as of April 2, 2016 and January 2, 2016 consisted of the following:

(in thousands)	April 2, 2016	January 2, 2016
Revolving credit facility	$—	$—
Other long-term debt	1,416,875	388,396
Debt issuance costs, net (1)	(12,925)	(7,554)
Total debt, net	1,403,950	380,842
Current portion of long-term debt	(49,000)	(8,541)
Total long-term debt, net	$1,354,950	$372,301
(1) We retrospectively adopted new accounting guidance requiring debt issuance costs to be presented as a direct reduction of the associated liability. See Note 2 for further details.

In February 2016, using available borrowings from our existing credit facilities and cash on hand, we repaid our $100 million private placement senior notes which were due in June 2017. The total repayment was approximately $106 million, and resulted in a loss on early extinguishment of approximately $4.7 million. The loss on early extinguishment of debt was calculated as follows:

(in thousands)	Amount
Repayment of private placement senior notes	$100,000
Penalty on early extinguishment	6,170
Book value of private placement debt, including unamortized fair value adjustment	(101,421)
Loss on early extinguishment of debt	$4,749
Our revolving credit facility allows us to make revolving credit borrowings of up to $375 million through May 2019. As of April 2, 2016 and January 2, 2016, we had available borrowings on this facility of $375 million. During the first quarter of 2016, we borrowed $57 million from our revolving credit facility and repaid $57 million with the proceeds from our new credit agreement. During the first quarter of 2015, there were no repayments or proceeds from our revolving credit facility.
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

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The outstanding principal amount of the Five Year Term Loans is payable in equal quarterly installments of $10.375 million on the last business day of each quarter beginning in the second quarter of 2016 and continuing through December 2020. The remaining unamortized balance is payable on February 28, 2021. The outstanding principal amount of the Ten Year Term Loans is payable in quarterly principal installments of $15.0 million beginning in the second quarter of 2021. The New Credit Agreement also contains optional prepayment provisions.
The obligations of the Company under the New Credit Agreement are guaranteed by all existing and future direct and indirect wholly-owned domestic subsidiaries of the Company other than any such subsidiaries that, taken together, do not represent more than 10% of the total domestic assets or domestic revenues of the Company and its wholly-owned domestic subsidiaries. The New Credit Agreement contains customary representations, warranties and covenants. The financial covenants include a maximum total debt to EBITDA ratio, as defined in the New Credit Agreement of 4.75 to 1.00 for the first two quarters following the acquisition and decreasing over the period of the loan to 3.50 to 1.00 in the eighth quarter following the acquisition. The financial covenants also include a minimum interest coverage ratio of 2.50 to 1.00. Other covenants include, but are not limited to, limitations on: (i) liens, (ii) dispositions of assets, (iii) mergers and consolidations, (iv) loans and investments, (v) subsidiary indebtedness, (vi) transactions with affiliates and (vii) certain dividends and distributions. The New Credit Agreement contains customary events of default, including a cross default provision and change of control provisions. If an event of default occurs and is continuing, we may be required to repay all amounts outstanding under the New Credit Agreement.
In addition, certain covenants and terms associated with our pre-existing credit agreement were amended to agree to the New Credit Agreement in order to accommodate this additional debt. As of April 2, 2016, we are in compliance with all debt covenants.
Total debt issuance costs associated with the New Credit Agreement of approximately $11.0 million were capitalized in late 2015 and the first quarter of 2016 and will be amortized over the life of the loans.
NOTE 11. INCOME TAXES
As of April 2, 2016, we recorded gross unrecognized tax benefits for uncertain tax positions totaling $4.7 million and related interest and penalties of $1.2 million. Of the gross unrecognized benefits, $1.4 million are recorded net with the tax attributes that would be offset. The remainder are recorded in other noncurrent liabilities in the Condensed Consolidated Balance Sheets. Of this total amount, $3.7 million, which includes interest and penalties, would affect the effective tax rate if subsequently recognized. As of January 2, 2016, we recorded gross unrecognized tax benefits totaling $2.7 million and related interest and penalties of $0.9 million in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. We expect certain income tax audits will be settled, positions will be resolved through administrative procedures or statutes of limitations will expire for various tax authorities during the next twelve months, resulting in a potential $0.8 million reduction of the unrecognized tax benefit amount. We classify interest and penalties associated with uncertain tax positions within income tax expense.

The effective tax rate increased from 35.9% for the first quarter of 2015 to 37.1% for the first quarter of 2016. The increase in the effective income tax rate was due primarily to the transaction costs incurred in the first quarter of 2016 which are not deductible for tax purposes.

We recorded interim tax expense for the first quarter of 2016 using a forecasted annual effective tax rate applied to ordinary income. Certain non deductible transaction costs and other items related to the acquisition discussed in Note 3 have been included in the forecasted effective tax rate. The effects of changes in anticipated rates applicable to existing deferred tax liabilities have been recorded discretely in the first quarter of 2016.
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

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes information regarding financial assets and financial liabilities that are measured at fair value as of April 2, 2016 and January 2, 2016.

(in thousands)	Book Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance as of April 2, 2016
Assets:
Cash and cash equivalents	$40,209	$40,209	$—	$—
Restricted cash	714	714	—	—
Total assets	$40,923	$40,923	$—	$—

Liabilities:
Interest rate swaps	$2,879	$—	$2,879	$—
Total liabilities	$2,879	$—	$2,879	$—

Balance as of January 2, 2016
Assets:
Cash and cash equivalents	$39,105	$39,105	$—	$—
Restricted cash	966	966	—	—
Total assets	$40,071	$40,071	$—	$—

Liabilities:
Interest rate swaps	$1,045	$—	$1,045	$—
Total liabilities	$1,045	$—	$1,045	$—
There were no changes among the levels during the first quarter of 2016.
The fair value of outstanding debt, including current maturities, was approximately $1,417 million and $391 million as of April 2, 2016 and January 2, 2016, respectively. These Level 2 fair value estimates were based on similar debt with the same maturities, company credit rating and interest rates. Refer to Note 14 for the fair value of the plan assets and benefit obligation associated with the defined benefit pension plan assumed in the acquisition of Diamond.
NOTE 13. DERIVATIVE INSTRUMENTS
We are exposed to certain risks relating to our business operations. We use derivative instruments to manage interest rate risks. The fair value of the derivative instrument liability in the Condensed Consolidated Balance Sheets using Level 2 inputs was as follows:

(in thousands)	Balance Sheet Location	April 2, 2016	January 2, 2016
Derivatives designated as hedges:
Interest rate swaps	Other noncurrent liabilities	$(2,879)	$(1,045)
Total fair value of derivative instruments		$(2,879)	$(1,045)
Interest Rate Swaps
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements in order to maintain a desired proportion of fixed to variable-rate debt. These swaps are accounted for as cash flow hedges. The fair value of interest rate swaps was determined utilizing a market approach model using the notional amount of the interest rate swaps and the observable inputs of time to maturity and interest rates. The notional amount of the interest rate swaps designated as hedging instruments as of both April 2, 2016 and January 2, 2016 was $75.0 million.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

In February 2015, we entered into two interest rate swap agreements to manage the exposure to changing interest rates on long-term debt. We entered into an agreement with a notional amount of $25.0 million in order to fix a portion of our term loan due in May 2019 at an interest rate of 1.58%, plus applicable margins, effective for the interest periods through May 2019. A second agreement with a notional amount of $50.0 million was entered into in order to fix a portion of our term loan due in May 2024 at an interest rate of 1.98%, plus applicable margins, effective for the interest periods through May 2022.
Changes in Other Comprehensive Income
The changes in unrealized losses, net of income tax, included in other comprehensive income due to fluctuations in interest rates were as follows:

	Quarter Ended
(in thousands)	April 2, 2016	April 4, 2015
(Losses)/gains on interest rate swaps, net of income tax benefit/(expense) of $709 and $525, respectively	$(1,124)	$(841)
Total change in unrealized losses from derivative instruments, net of income tax (effective portion)	$(1,124)	$(841)
NOTE 14. RETIREMENT PLANS
As part of our purchase of Diamond, we acquired a retiree medical plan as well as a defined benefit pension plan. The defined benefit pension plan is a qualified plan covering all bargaining unit employees. Plan assets are held in trust and primarily include mutual funds and money market accounts. Employees who joined Diamond subsequent to January 15, 1999 are not entitled to retiree medical benefits. In addition, the defined benefit pension plan was frozen on July 31, 2010 in conjunction with the execution of a new union contract.
The liability associated with the defined benefit pension plan was revalued in purchase accounting to approximately $8.6 million as of February 29, 2016. This consisted of a benefit obligation of $24.2 million which was partially offset by plan assets of $15.6 million. The weighted-average discount rate assumption used to determine the benefit obligation was 4.00%. Other assumptions remained consistent with those used in Diamond's most recent valuation as of July 31, 2015. The liability associated with the defined benefit pension plan was $8.6 million as of April 2, 2016 and is included in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
The value assigned to the defined benefit pension plan is still preliminary and subject to change as we finalize purchase accounting associated with the acquisition of Diamond. Amounts recognized in the Condensed Consolidated Statements of Income were not material for the first quarter of 2016.
The liability associated with the retiree medical plan and the associated impact on the income statement are not material.
NOTE 15. COMMITMENTS AND CONTINGENCIES
Contractual Obligations
In order to mitigate the risks of volatility in commodity markets to which we are exposed, we entered into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Purchase commitments for certain ingredients, packaging materials and energy totaled $183.2 million as of April 2, 2016, as compared to $97.2 million as of January 2, 2016. The increase in purchase commitments was due to additional commitments from Diamond. In addition to these commitments, we have contracts for certain ingredients and packaging materials where we have secured a fixed price but do not have a minimum purchase quantity. We generally contract from approximately three to twelve months in advance for certain major ingredients and packaging.

We have a contract to receive services from our syndicated market data provider through 2023. Our commitment for these services range from $3 million to $4 million each year throughout the life of the contract.
We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $11.9 million as of April 2, 2016 and $9.2 million as of January 2, 2016.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As a result of the acquisition of Diamond, we obtained certain non-cancelable operating leases and capital leases. As of April 2, 2016, the future minimum payments under the acquired operating leases (primarily for real property) were as follows:

Acquired operating leases (in thousands)	Amount
Remainder of 2016	$3,667
2017	4,625
2018	4,282
2019	4,223
2020	4,246
Thereafter	10,846
Total operating lease commitments	$31,889
Future minimum payments under the legacy Snyder's-Lance operating leases remain consistent with our disclosure in our 2015 Form 10-K.
As of April 2, 2016, the future minimum payments under the acquired capital leases (primarily for real property) were as follows:

Acquired capital leases (in thousands)	Amount
Remainder of 2016	$2,324
2017	1,740
2018	1,572
2019	1,043
2020	333
Thereafter	—
Total minimum payments	7,012
Less amount representing interest	(663)
Present value of capital lease obligations	$6,349
Guarantees
We currently provide a partial guarantee for loans made to IBOs by third-party financial institutions for the purchase of route businesses. The outstanding aggregate balance on these loans was approximately $143.9 million as of April 2, 2016 compared to approximately $139.3 million as of January 2, 2016. The annual maximum amount of future payments we could be required to make under the guarantee equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the route businesses for which the loans are made. Accordingly, we have the ability to recover substantially all of the outstanding loan value upon default, and our liability associated with this guarantee is not material.

Legal Matters

All Natural Litigation
We have certain class action legal proceedings filed against us which allege that certain ingredients in some of our products that are labeled as “natural” and “all natural” are not natural. Although we believe that we have strong defenses against these claims, we reached a tentative settlement agreement in the third quarter of 2015 in order to avoid the costs and uncertainty of litigation. The settlement amount of $2.8 million is accrued in other payables and accrued liabilities in the Condensed Consolidated Balance Sheets at the end of the first quarter of 2016 and is subject to the execution of definitive settlement agreements.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

IBO Litigation
In January 2013, plaintiffs comprised of IBOs filed a putative class action against our distribution subsidiary, S-L Distribution Company, Inc., in the Suffolk Superior Court of the Commonwealth of Massachusetts. The lawsuit was transferred to the United States District Court, Middle District of Pennsylvania. The lawsuit seeks statewide class certification on behalf of a class comprised of IBOs in Massachusetts. The plaintiffs allege that they were misclassified as independent contractors and should be considered employees. The plaintiffs are seeking reimbursement of their out-of-pocket business expenses. We believe we have strong defenses to all the claims that have been asserted against us. On December 22, 2015, the parties to this litigation reached a tentative settlement on a class wide basis. We do not admit any fault or liability in this matter; however, in an effort to resolve these claims, we have agreed to pay $2.9 million to fully resolve the litigation. This amount has been accrued as reflected in other payables and accrued liabilities in the Consolidated Balance Sheets. The settlement has been approved by the court and settlement funds are scheduled to be distributed to class members in June 2016.
Shareholder Derivative Litigation
Beginning on November 14, 2011, putative shareholder derivative lawsuits were filed in the Superior Court for the State of California, San Francisco County, purportedly on behalf of Diamond Foods, Inc. (“Diamond”) and naming certain executive officers and the members of its board of directors as individual defendants. These lawsuits, which related principally to accounting for certain payments to walnut growers, were subsequently consolidated as In re Diamond Foods Inc., Shareholder Derivative Litigation and purport to set forth claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement. Following mediation efforts, the parties agreed to the terms of a proposed settlement and the Court entered an order granting final approval of the settlement on August 19, 2013. On September 23, 2013, a Notice of Appeal from the order granting final approval was filed by a single stockholder in the California Court of Appeal.

On February 19, 2016, the Court set oral argument for March 15, 2016. On February 25, 2016, Diamond informed the Court of its pending merger with Snyder’s-Lance, Inc. and filed a request to continue oral argument. On February 29, 2016, the Court issued an order removing oral argument from the Court’s calendar and ordered the parties to submit letters to the Court on the status of the merger. On March 3, 2016, Diamond submitted a letter in response to the Court’s Order, informing the Court that Diamond Foods, Inc. no longer exists as a corporate entity due to the completion of the merger. On March 25, 2016, Diamond submitted to the Court the parties’ agreed upon briefing schedule for a motion to dismiss, setting Diamond’s motion filing for April 4, 2016; Appellants’ opposition for May 4, 2016; and Diamond’s reply for May 18, 2016. On April 4, 2016, Diamond filed its Motion to Dismiss and is currently awaiting the Court’s ruling.

Merger-related Litigation
On November 10, 2015, a putative class action lawsuit was filed on behalf of Diamond stockholders in the Court of Chancery of the State of Delaware. The complaint names as defendants Diamond, the members of Diamond’s board of directors, Snyder’s-Lance, Merger Sub I and Merger Sub II. The complaint generally alleges, among other things, that the members of Diamond’s board of directors breached their fiduciary duties to Diamond’s stockholders in connection with negotiating, entering into and approving the merger agreement with Snyder’s-Lance, Inc. The complaint additionally alleges that Diamond, Snyder’s-Lance, Merger Sub I and Merger Sub II aided and abetted such breaches of fiduciary duties. The complaint sought injunctive relief, including the enjoinment of the merger, certain other declaratory and equitable relief, damages, costs and fees. An amended complaint was filed on December 21, 2015. The amended complaint adds further allegations related to the merger process and disclosures contained in the Registration Statement on Form S-4 filed by Snyder’s-Lance on November 25, 2015. On January 15, 2016, plaintiff filed a motion for expedited proceedings requesting a preliminary injunction and expedited discovery, which the Court denied on February 3, 2016. On January 19, 2016, another action was filed in Delaware similar to the above matter. A schedule has not yet been set for briefing of anticipated motions to dismiss the complaints. If we determine that a loss is possible and a range of the loss can be reasonably estimated, we will disclose the range of the possible loss.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Appraisal Proceedings
On February 25, 2016, Cede & Co., on behalf of Blueblade Capital Opportunities LLC (“Blueblade I”), sent an appraisal demand letter to Diamond with respect to 211,574 shares of Diamond common stock, purportedly held in connection with our acquisition of Diamond. On the same date, Cede & Co., on behalf of Blueblade Capital Opportunities II LLC ("Blueblade II," and together with Blueblade I, "Blueblade"), sent a second appraisal demand letter to Diamond with respect to 119,008 shares of Diamond common stock.  Under Section 262 of the Delaware General Corporation Law, certain stockholders may be entitled to an appraisal of the fair value of the stockholders’ shares. Blueblade claims that the price we paid for Diamond was less than its fair value. Though no complaint has yet been filed in this matter, adjudication or resolution of Blueblade’s claims could have a material impact on Snyder’s-Lance’s business or financial condition. As of April 2, 2016, we have accrued $12.4 million associated with these claims in other payables and accrued liabilities in our Condensed Consolidated Balance Sheets, which is equal to the amount of merger consideration these shareholders would have received in the Diamond acquisition. We are unable to determine at this time if an additional liability is probable and reasonably estimable.
California Labor Code Litigation
Former employee Patricia Sparks filed a putative class action lawsuit against Diamond on November 25, 2015 in San Francisco Superior Court alleging Diamond’s violation of the California Labor Code by failing to include on wage statements the start date of the pay period and by failing to include on wage statements the name and address of legal entity that is the employer.  Plaintiff amended her complaint on January 4, 2016 to add a claim for penalties under California’s Private Attorneys General Act based on the same underlying violations.  Diamond Foods timely answered the First Amended Complaint on March 7, 2016.  The parties attended the initial case management conference on May 2, 2016 and a further case management conference is scheduled for August 1, 2016.  No other dates are currently on calendar.  Following our acquisition of Diamond, adjudication or resolution of Patricia Sparks’ claims could have a material impact on Snyder’s-Lance’s business or financial condition. We accrued $8.3 million associated with this outstanding claim in the Diamond opening balance sheet as that represents our best estimate of the probable liability at that time. This accrual remains outstanding and is included in other payables and accrued liabilities in our Condensed Consolidated Balance Sheets as of April 2, 2016. We will adjust this accrual as we obtain additional information related to this estimate.

Other
We are currently subject to various other legal proceedings and environmental matters arising in the normal course of business which are not expected to have a material effect on our consolidated financial statements. We record a liability when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated. If we determine that a loss is possible and a range of the loss can be reasonably estimated, we will disclose the range of the possible loss. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters. We cannot currently estimate our potential liability, damages or range of potential loss in connection with our other outstanding legal proceedings beyond amounts accrued, if any.
NOTE 16. RELATED PARTY TRANSACTIONS
We have two facilities used to support distribution of our products in the northeastern United States that are leased from an entity owned by two of our employees. One of the employees is Peter L. Michaud, Senior Vice President and General Manager of the Clearview Foods™ Division. There were $0.1 million in lease payments made for these facilities in the first quarter of both 2016 and 2015.
One of the members of our Board of Directors, Lawrence Jackson, is also a member of the Board of Directors of Information Resources, Inc. ("IRI"), who we began using as our syndicated market data provider at the end of 2015. Total payments made to IRI for these services in the first quarter of 2016 were $0.8 million.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

ARWCO Corporation, MAW Associates, LP and Warehime Enterprises, Inc. are significantly owned or controlled by Patricia A. Warehime, a member of our Board of Directors and a beneficial owner of more than 5% of our common stock. Among other unrelated business activities, these entities provide financing to IBOs for the purchase of route businesses. We have entered into loan service agreements with these related parties that allow us to repurchase certain distribution assets in the event an IBO defaults on a loan with the related party. We are required to repurchase the assets 30 days after default at the value as defined in the loan service agreement, which approximates fair market value. As of April 2, 2016, there were outstanding loans made to IBOs by the related parties of approximately $26.0 million, compared to $28.0 million as of January 2, 2016. Michael A. Warehime, our former Chairman of the Board, who passed away in August 2014, served as an officer and/or director of these entities. Patricia A. Warehime is the executrix, trustee and principal beneficiary of Mr. Warehime's estate and trust. Transactions with these related parties are primarily related to the collection and remittance of loan payments on notes receivable held by the affiliates. If IBOs default on loans, the related parties will purchase inventory in order to service the routes prior to our requirement to repurchase the routes assets. Revenue from the sale of inventory to these related parties was approximately $0.2 million and $0.1 million for the first quarter of 2016 and 2015, respectively. In addition, we are reimbursed for certain overhead and administrative services associated with the services provided to these related parties. The receivables from, payables to and administrative fees from these entities are not significant for any period presented.
One of our directors, C. Peter Carlucci, Jr., is a member of Eckert Seamans Cherin & Mellott, LLC (“Eckert”), which serves as one of our outside legal firms. Expenses incurred for services provided by Eckert were $0.1 million and $0.4 million for the first quarter of 2016 and 2015, respectively.
NOTE 17. OTHER COMPREHENSIVE INCOME
Total comprehensive income attributable to us, determined as net income adjusted by total other comprehensive income, was a loss of $19.9 million and income of $9.3 million for the first quarter of 2016 and 2015, respectively. Total other comprehensive income presently consists of foreign currency translation adjustments and unrealized gains and losses from our derivative financial instruments accounted for as cash flow hedges.
Amounts reclassified out of accumulated other comprehensive income, net of tax, consisted of the following:

		Quarter Ended
(in thousands)	Income Statement Location	April 2, 2016	April 4, 2015
Losses on cash flow hedges reclassified out of accumulated other comprehensive income:
Interest rate swaps, net of tax of $98 and $56, respectively	Interest expense, net	$(155)	$(89)
Total amounts reclassified from accumulated other comprehensive income		$(155)	$(89)
During the first quarter of 2016, changes to the balance in accumulated other comprehensive income were as follows:

(in thousands)	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of January 2, 2016	$(630)	$—	$(630)

Other comprehensive (loss)/gain before reclassifications	(1,279)	6,651	5,372
Losses reclassified from accumulated other comprehensive income	155	—	155
Net other comprehensive (loss)/income	(1,124)	6,651	5,527

Balance as of April 2, 2016	$(1,754)	$6,651	$4,897

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

During the first quarter of 2015, changes to the balance in accumulated other comprehensive income were as follows:

(in thousands)	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of January 3, 2015	$(270)	$(737)	$(1,007)

Other comprehensive loss before reclassifications	(930)	(447)	(1,377)
Losses reclassified from accumulated other comprehensive income	89	—	89
Net other comprehensive loss	(841)	(447)	(1,288)

Balance as of April 4, 2015	$(1,111)	$(1,184)	$(2,295)
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
Revenue by Product Category
Net revenue by product category was as follows:

	Quarter Ended
(in thousands)	April 2, 2016	April 4, 2015
Branded	$326,616	$284,690
Culinary	14,375	—
Partner brand	76,828	77,082
Other	44,946	40,569
Net revenue	$462,765	$402,341

Due to the acquisition of Diamond, prior year Partner brand revenues from the sale of Kettle Brand® potato chips are now classified as Branded revenues. For the first quarter of 2015, we have reclassified $8.0 million of Partner brand revenue associated with Kettle Brand® potato chips to Branded revenue to be consistent with current year presentation.

In addition, we added "Culinary" as a new product category during the first quarter of 2016. This new product category will include all revenue from our newly acquired Diamond of California® brand, which is primarily focused on culinary nuts. The separate category was added due to the nature of the brand and its seasonality and price fluctuations.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 19. SIGNIFICANT CUSTOMERS
Sales to our largest retail customer, Wal-Mart Stores, Inc. ("Wal-Mart"), either through IBOs or direct distribution network, were approximately 13% of net revenue for the first quarter of both 2016 and 2015. Our sales to Wal-Mart do not include sales of our products that may be made to Wal-Mart by third-party distributors outside our direct-store delivery ("DSD") distribution network. Sales to these third-party distributors represent approximately 5% of our net revenue for the first quarters of both 2016 and 2015 and may increase sales of our products to Wal-Mart by an amount we are unable to estimate. Accounts receivable as of April 2, 2016 and January 2, 2016, included receivables from Wal-Mart totaling $23.5 million and $19.0 million, respectively.
NOTE 20. SUBSEQUENT EVENTS
Cash Dividend Declared
On May 4, 2016, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on May 27, 2016 to stockholders of record on May 19, 2016.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an assessment of our financial condition, results of operations, and liquidity and capital resources and should be read in conjunction with the accompanying consolidated financial statements and notes to the financial statements. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended January 2, 2016, and those described from time to time in our other reports filed with the Securities and Exchange Commission, including Item 1A. Risk Factors of Part II of this Quarterly Report on Form 10-Q.
Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. We routinely evaluate our estimates, including those related to sales and promotional allowances, customer returns, allowances for doubtful accounts, inventory valuations, useful lives of fixed assets and related impairment, long-term investments, hedge transactions, goodwill and intangible asset valuations and impairments, payable to growers, incentive compensation, income taxes, self-insurance, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.
Overview

Diamond Acquisition
On February 29, 2016, we completed the acquisition of all the outstanding stock of Diamond Foods, Inc. ("Diamond"). Diamond stockholders received 0.775 shares of Snyder's-Lance common stock and $12.50 in cash for each Diamond share, with a total purchase price of approximately $1.86 billion, based on the closing price of our common stock on February 26, 2016, the last trading day prior to the closing date and including our repayment of approximately $651 million of Diamond's indebtedness, accrued interest and related fees.

The strategic combination of Snyder's-Lance and Diamond brings together two established companies with strong brands and creates an innovative, highly complementary and diversified portfolio of branded snacks. Diamond is a leading snack food company with five brands including Kettle Brand® potato chips, KETTLE® Chips, Pop Secret® popcorn, Emerald® snack nuts and Diamond of California® culinary nuts. The transaction expands our footprint in "better-for-you" snacking and increases our existing natural food channel presence. We expect that this transaction will expand and strengthen our National Distribution Network, and provide us with a platform for growth in the United Kingdom and across Europe. We believe we are now even better positioned in the growing snack food industry, and we continue to see significant opportunities for both cost and revenue synergies which we expect to deliver earnings accretion and support further investment behind our brands.

In conjunction with our acquisition of Diamond, we entered into a new senior unsecured credit agreement as amended (the "New Credit Agreement") with the term lenders and Bank of America, N.A., as administrative agent. Under the New Credit Agreement, the term lenders have provided (i) senior unsecured term loans in an original aggregate principal amount of $830 million and maturing five years after the funding date and (ii) senior unsecured term loans in an original aggregate principal amount of $300 million and maturing ten years after the funding date. The $1.13 billion in proceeds from the New Credit Agreement were used to finance, in part, the cash component of the merger consideration, to repay indebtedness of Diamond and Snyder’s-Lance, and to pay certain fees and expenses incurred in connection with our acquisition of Diamond.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

First Quarter Performance
The first quarter financial results include the financial results of Diamond beginning on February 29, 2016. All financial comparisons to the prior year are compared against the legacy Snyder’s-Lance results, where the prior year does not include any impact from the Diamond Foods acquisition.

Despite closing over halfway through the first quarter of 2016, the acquisition of Diamond had a significant impact on the results, including the following:

•
Diamond provided incremental net revenue of $63.2 million. Note that a portion of Diamond revenue was eliminated in consolidation as it was sold to other Snyder's-Lance subsidiaries for distribution through our DSD network.

•	Our gross margins were negatively impacted by the step-up of inventory to fair value required in purchase accounting, which drove additional cost of sales of $15.9 million during the quarter.

•	We recognized transaction-related expenses associated with the acquisition of Diamond of $49.3 million.

•	We realized a loss of $4.7 million on the extinguishment of our private placement senior notes.

Although we generated additional revenue from the acquisition of Diamond, we incurred a net loss for the first quarter of 2016 due to the incremental transaction-related costs. We expect to continue to incur certain transaction-related expenses throughout the remainder of 2016, including incremental cost of sales in the second quarter of 2016 associated with the remaining step-up of Diamond inventory as well as further integration costs including professional fees and expected severance and retention costs. However, the magnitude of these costs will be much less than those incurred in the first quarter.

The snack food industry as a whole remains strong as consumers continue a shift in behavior toward additional snacks throughout the day, many times as a meal replacement. However, this trend has led to additional brands and snack food categories joining the market, which is providing consumers with more snacking choices than ever before. The more established snack food brands have been under pressure to compete as consumers expand their purchases of snack foods to include these new snack food categories and brands. This is leading to additional promotional activity necessary to remain competitive in this environment. As a result, our 1.2% increase in sales volume for the legacy Snyder's-Lance business during the first quarter of 2016 was more than offset by increased promotional activity, leading to a slight decline in net revenue.

Our performance in the quarter was led by our Lance®, Cape Cod®, and Late July® brands, all of which drove net revenue and market share gains. However, competitive pressure and a shift in advertising spend to the second quarter contributed to the revenue decline in our Snyder's of Hanover® brand compared to the first quarter of 2015.

For the legacy Diamond brands, Kettle Brand® and KETTLE® Chips are leading the way with strong momentum and opportunities for innovation. Emerald® recently completed a significant renovation of packaging and flavor profiles and the preliminary results are encouraging for the future. Pop Secret® is currently tasked with overcoming category declines despite a continued healthy number of occasions for microwave popcorn. Diamond of California® branded products, which are largely focused on culinary nuts, have been under competitive pressures on price due to the increased supply of walnuts.

We are working diligently to manage costs and drive operational efficiencies, which resulted in positive results for the first quarter of 2016. Our manufacturing plants are running more efficiently and our selling, general and administrative expenses were down as a percentage of revenue compared to the prior year.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended April 2, 2016 Compared to Quarter Ended April 4, 2015

	Quarter Ended				Favorable/ (Unfavorable) Variance
(in thousands)	April 2, 2016		April 4, 2015
Net revenue	$462,765	100.0%	$402,341	100.0%	$60,424	15.0%
Cost of sales	320,611	69.3%	262,979	65.4%	(57,632)	(21.9)%
Gross margin	142,154	30.7%	139,362	34.6%	2,792	2.0%
Selling, general and administrative	124,189	26.8%	121,924	30.3%	(2,265)	(1.9)%
Transaction-related expenses	49,306	10.7%	—	—%	(49,306)	(100.0)%
Impairment charges	374	0.1%	—	—%	(374)	(100.0)%
Gain on sale of route businesses, net	(536)	(0.1)%	(793)	(0.2)%	(257)	(32.4)%
Other income, net	(297)	(0.1)%	(736)	(0.2)%	(439)	59.6%
(Loss)/income before interest and income taxes	(30,882)	(6.7)%	18,967	4.7%	(49,849)	nm
Loss on early extinguishment of debt	4,749	1.0%	—	—%	(4,749)	(100.0)%
Interest expense, net	4,729	1.0%	2,467	0.6%	(2,262)	(91.7)%
(Loss)/income before income taxes	(40,360)	(8.7)%	16,500	4.1%	(56,860)	nm
Income tax (benefit)/expense	(14,966)	(3.2)%	5,918	1.5%	20,884	nm
Net (loss)/income	$(25,394)	(5.5)%	$10,582	2.6%	$(35,976)	nm
nm = not meaningful
Net Revenue
Net revenue by product category was as follows:

	Quarter Ended				Favorable/ (Unfavorable) Variance
(in thousands)	April 2, 2016		April 4, 2015
Branded	$326,616	70.6%	$284,690	70.8%	$41,926	14.7%
Culinary	14,375	3.1%	—	—%	14,375	100.0%
Partner brand	76,828	16.6%	77,082	19.2%	(254)	(0.3)%
Other	44,946	9.7%	40,569	10.0%	4,377	10.8%
Net revenue	$462,765	100.0%	$402,341	100.0%	$60,424	15.0%

Due to the acquisition of Diamond, prior year Partner brand revenues from the sale of Kettle Brand® potato chips are now classified as Branded revenues. For the first quarter of 2015, we have reclassified $8.0 million of Partner brand revenue associated with Kettle Brand® potato chips to Branded revenue to be consistent with current year presentation.
Overall net revenue increased $60.4 million, or 15.0%, compared to the first quarter of 2015, primarily due to increased revenue associated with the acquisition of Diamond during the first quarter of 2016. Excluding the revenue increase from Diamond, overall net revenue declined 0.7%, as volume increases of 1.2% were more than offset by planned promotional activity necessary as a result of the competitive market conditions.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table reflects revenue by product category adjusted for incremental revenue attributable to the acquisition of Diamond and compares the adjusted net revenue for the first quarter of 2016 to net revenue for the first quarter of 2015:

(in millions)	Q1 2016 Net Revenue	Incremental Diamond Net Revenue	Q1 2016 Adjusted Net Revenue (1)	Q1 2015 Net Revenue	Favorable/ (Unfavorable) Variance
Branded	$326,616	$47,513	$279,103	$284,690	$(5,587)	(2.0)%
Culinary	14,375	14,375	—	—	—	—%
Partner brand	76,828	—	76,828	77,082	(254)	(0.3)%
Other	44,946	1,354	43,592	40,569	3,023	7.5%
Net revenue	$462,765	$63,242	$399,523	$402,341	$(2,818)	(0.7)%
(1) The non-GAAP measure and related comparisons in the table above should be considered in addition to, not as a substitute for, our net revenue disclosure, as well as other measures of financial performance reported in accordance with GAAP, and may not be comparable to similarly titled measures used by other companies. Our management believes the presentation of 2016 Adjusted Net Revenue is useful for providing increased transparency and assisting investors in understanding our ongoing operating performance.
Branded net revenue increased $41.9 million, or 14.7%, compared to the first quarter of 2015, due to incremental revenue from the Diamond acquisition, and partially offset by a decline in legacy Snyder's-Lance Branded net revenue. Branded net revenue, adjusted for Diamond, was down $5.6 million, or 2.0%, compared to the first quarter of 2015. Overall branded volume increased 0.8% as most of our Core brands continued to increase market share. However, this was more than offset by additional promotional activity necessary to drive sales in a highly competitive environment.
Our Lance® branded products continued to build on the momentum generated in 2015, as a result of quality and packaging improvements from our renovation project that began in 2014. These improvements, as well as a strong innovation pipeline which includes several new gluten-free offerings, have been driving more repeat customers. The net revenue increase in our Lance® branded products was due to increased distribution in most retail channels, partially offset by a higher promotional activities. Our Cape Cod® branded products continued to increase market share in a growing kettle potato chip market due to higher sales in the grocery and mass channels. Although our recent distribution gains have leveled off compared to the prior year, the continued positive trends led to low single-digit revenue growth in our Cape Cod® products during the first quarter of 2016 as we continue to focus on innovation. We also continue to utilize our national distribution network to drive new opportunities for our Late July® brand, which continues to see strong market share growth over the prior year.
The positive trends in our Lance®, Cape Cod® and Late July® brands were more than offset by headwinds faced in the pretzel category by both Snyder's of Hanover® and Snack Factory® Pretzel Crisps®. For Snack Factory® Pretzel Crisps®, the decline in revenue was primarily due to a slower quarter in the club channel. For Snyder's of Hanover®, the revenue decline was primarily due to overall softness in the pretzel category and additional promotional activity necessary as a result of increased pressure from competitive salty categories. We are leveraging our marketing, manufacturing and sales expertise to renovate and energize the pretzel category and our Snyder’s of Hanover® brand. We recently launched our Pretzels Baby® integrated campaign and the early customer response has been very encouraging. Revenue from our Allied branded products (Tom's®, Archway®, Jays®, Stella D'oro®, EatSmart™, Krunchers!® and O-Ke-Doke®) was relatively consistent in the first quarter of 2016 compared to 2015.
Partner brand net revenue declined $0.3 million, or 0.3%, in the first quarter of 2016 compared to 2015. Although the revenue trends are improving compared to the end of 2015, the decrease was due to a slight reduction in retail demand for certain brands or products that we distribute through our DSD network.
Other net revenue increased $4.4 million, or 10.8%, from the first quarter of 2015 due primarily to an increase in contract manufacturing volume in the cracker category as well as incremental revenue from the Diamond acquisition.

Gross Margin
Gross margin increased $2.8 million in the first quarter of 2016 compared to the first quarter of 2015, but declined 3.9% as a percentage of revenue. The increase in gross margin was due to increased revenue as a result of the acquisition of Diamond. However, gross margin as a percentage of revenue declined substantially due primarily to the required inventory step-up in purchase accounting related to the Diamond acquisition. Excluding the $15.9 million of additional cost of sales generated by the inventory

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

step-up, gross margin as a percentage of revenue would have been 34.2%, a decline of only 0.4% as a percentage of revenue from the prior year. The remaining decrease in gross margin as a percentage of revenue was due to significantly higher promotional activity compared to the prior year as we increased trade promotions and coupon activity in response to increased pricing pressure from competitive salty categories. The increase in promotional spending as a percentage of revenue during the first quarter of 2016 resulted in approximately $7.6 million of additional promotional expense compared to 2015, or approximately 1.7% lower gross margin as a percentage of revenue compared to the first quarter 2015. These decreases in gross margin as a percentage of revenue were partially offset by improved manufacturing efficiencies at certain plants associated with cost reduction initiatives.

We expect incremental cost of sales in the second quarter of 2016 associated with the remaining step-up of Diamond inventory related to purchase accounting.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $2.3 million in the first quarter of 2016 compared to the first quarter of 2015, but declined 3.5% as a percentage of revenue. The increase in selling, general and administrative expenses was due to $16.6 million in additional expenses attributable to Diamond. However, this increase was substantially offset by benefits from our company-wide cost savings initiatives in addition to lower employee compensation costs and advertising expenses compared to the first quarter of last year. Increased advertising expenses due to additional planned advertising will contribute to higher selling, general and administrative expenses as a percentage of revenue in the second quarter of 2016 compared to the first quarter of 2016.

Transaction-Related Expenses
We recognized $49.3 million in Diamond transaction-related expenses during the first quarter of 2016. These expenses included $13.0 million of severance and retention benefits and $13.3 million of accelerated stock-based compensation which was recognized due primarily to change in control provisions and severance agreements with the Diamond executive team. The remaining costs were primarily investment banking fees as well as other professional fees and legal costs associated with completion of the acquisition and subsequent integration of Diamond. We expect to continue to incur certain transaction-related expenses throughout the remainder of 2016.

Impairment Charges
The $0.4 million impairment charge taken in the first quarter of 2016 was associated with certain machinery and equipment that will no longer be used.

Gain on the Sale of Route Businesses, Net
Net gains on the sale of route businesses for the first quarter of 2016 consisted of $1.0 million in gains and $0.5 million in losses. In the first quarter of 2015, net gains on the sale of route businesses consisted of $1.1 million in gains and $0.3 million in losses on the sale of route businesses. The majority of the route business sales in both years were due to route reengineering projects that were initiated in order to maximize the efficiency of route territories for the independent business owners ("IBO"). We anticipate total net gains on the sale of route businesses of $1 million to $2 million during 2016.

Loss on Early Extinguishment of Debt
In February of 2016, using available borrowings from our existing credit facilities, we repaid our $100 million private placement senior notes which were due in June 2017. The total repayment was approximately $106 million, and resulted in a loss on early extinguishment of approximately $4.7 million.

Interest Expense, Net
Interest expense increased approximately $2.3 million in the first quarter of 2016 compared to the first quarter of 2015. The increase was due to significantly higher debt levels due to the additional long-term debt necessary for the acquisition of Diamond. We expect higher interest expense in future quarters due to our increased long-term debt.

Income Tax Expense
Our effective income tax rate increased to 37.1% for the first quarter of 2016 from 35.9% for the first quarter of 2015. The increase in the effective income tax rate was due primarily to the transaction costs incurred in the first quarter of 2016 which are not deductible for tax purposes.

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

New Credit Agreement
In conjunction with our acquisition of Diamond, we entered into a new senior unsecured credit agreement as amended, with the term lenders (the "Term Lenders") and Bank of America, N.A., as administrative agent ("New Credit Agreement"). Under the New Credit Agreement, the term lenders have provided (i) senior unsecured term loans in an original aggregate principal amount of $830 million and maturing five years after the funding date and (ii) senior unsecured term loans in an original aggregate principal amount of $300 million and maturing ten years after the funding date. The $1.13 billion in proceeds from the New Credit Agreement were used to finance, in part, the cash component of the merger consideration, to repay indebtedness of Diamond and Snyder's-Lance, and to pay certain fees and expenses incurred in connection with the acquisition.
Cash Flows
The following table sets forth a summary of our cash flows for the first quarters ended April 2, 2016 and April 4, 2015:

(in thousands)	April 2, 2016	April 4, 2015
Net cash provided by/(used in):
Operating activities	$16,708	$(15)
Investing activities	(1,025,254)	(11,618)
Financing activities	1,009,553	(11,351)
Net increase in cash and cash equivalents	$1,007	$(22,984)
Operating Cash Flows
Overall, cash flow provided by operating activities increased $16.7 million in the first quarter of 2016 compared to the first quarter of 2015. The increase in net cash provided by operating activities was primarily driven by significantly more positive trends in working capital than the prior year. The majority of the positive working capital in the first quarter of 2016 was associated with a significant reduction in Diamond-related inventory subsequent to the acquisition. The reduction in inventory was primarily due to the sale of finished goods inventory which was adjusted to fair value in purchase accounting. In the first quarter of 2015, there were certain negative working capital trends including increased accounts receivable and inventory, as well as a decrease in accrued compensation.
Investing Cash Flows
Cash used in investing activities totaled $1,025.3 million in the first quarter of 2016, compared with $11.6 million of cash used in investing activities in the first quarter of 2015. The increase in cash used in investing activities during the first quarter of 2016 was primarily driven by the acquisition of Diamond of approximately $1.0 billion. During the first quarter of 2015, the cash used in investing activities was primarily due to capital expenditures for fixed assets of $13.5 million.
Capital expenditures for fixed assets, principally manufacturing equipment, were $12.0 million for the first quarter of 2016. For 2016, we expect total capital expenditures of approximately $80 million to $85 million, compared to $51.5 million in 2015. We anticipate an increase in capital expenditures primarily due to providing additional manufacturing capacity.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financing Cash Flows
Net cash provided by financing activities of $1,009.6 million in the first quarter of 2016 was principally due to proceeds from the issuance of long-term debt of $1.13 billion primarily to fund the acquisition of Diamond. This significant cash inflow was partially offset by dividends paid of $11.4 million, repayments of long-term debt of $100.0 million, and debt issuance costs of $5.6 million. The net cash used in financing activities in the first quarter of 2015 of $11.4 million was primarily due to dividend payments of $11.3 million and repayments of long-term debt totaling $1.9 million.
On May 4, 2016, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on May 27, 2016 to stockholders of record on May 19, 2016.
Debt
Our total outstanding net debt was $1,404.0 million and $380.8 million as of April 2, 2016 and January 2, 2016, respectively. Our credit agreement allows us to make revolving credit borrowings of up to $375 million through May 2019. As of April 2, 2016 and January 2, 2016, we had available $375 million of unused credit facilities. We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $11.9 million as of April 2, 2016 and $9.2 million as of January 2, 2016.

In conjunction with our acquisition of Diamond, we entered into a new senior unsecured credit agreement as amended with the Term Lenders and Bank of America, N.A., as administrative agent. Under the New Credit Agreement, the Term Lenders have provided (i) senior unsecured term loans in an original aggregate principal amount of $830 million and maturing five years after the funding date (the “Five Year Term Loans”) and (ii) senior unsecured term loans in an original aggregate principal amount of $300 million and maturing ten years after the funding date (the “Ten Year Term Loans”). The $1.13 billion in proceeds from the New Credit Agreement were used to finance, in part, the cash component of the merger consideration, to repay indebtedness of Diamond and Snyder's-Lance, and to pay certain fees and expenses incurred in connection with the acquisition.

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
The outstanding principal amount of the Five Year Term Loans is payable in equal quarterly installments of $10.375 million on the last business day of each quarter beginning in the second quarter of 2016 and continuing through December 2020. The remaining unamortized balance is payable on February 28, 2021. The outstanding principal amount of the Ten Year Term Loans is payable in quarterly principal installments of $15.0 million beginning in the second quarter of 2021. The New Credit Agreement also contains optional prepayment provisions.
The obligations of the Company under the New Credit Agreement are guaranteed by all existing and future direct and indirect wholly-owned domestic subsidiaries of the Company other than any such subsidiaries that, taken together, do not represent more than 10% of the total domestic assets or domestic revenues of the Company and its wholly-owned domestic subsidiaries. The New Credit Agreement contains customary representations, warranties and covenants. The financial covenants include a maximum total debt to EBITDA ratio, as defined in the New Credit Agreement, of 4.75 to 1.00 for the first two quarters following the acquisition and decreasing over the period of the loan to 3.50 to 1.00 in the eighth quarter following the acquisition. The financial covenants also include a minimum interest coverage ratio of 2.50 to 1.00. Other covenants include, but are not limited to, limitations on: (i) liens, (ii) dispositions of assets, (iii) mergers and consolidations, (iv) loans and investments, (v) subsidiary indebtedness, (vi) transactions with affiliates and (vii) certain dividends and distributions. The New Credit Agreement contains customary events of default, including a cross default provision and change of control provisions. If an event of default occurs and is continuing, we may be required to repay all amounts outstanding under the New Credit Agreement.
In addition, certain covenants and terms associated with our pre-existing credit agreement were amended to agree to the New Credit Agreement in order to accommodate this additional debt. As of April 2, 2016, although we have additional risk of compliance with our financial covenants due to the higher debt levels as a result of the acquisition, we are currently in compliance with all debt covenants and expect to remain in compliance with these covenants.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations
We lease certain facilities and equipment classified as both operating and capital leases. In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have also entered into forward purchase agreements with certain suppliers based on market prices and expected usage levels. Purchase commitments for certain ingredients, packaging materials and energy totaled $183.2 million as of April 2, 2016, as compared to $97.2 million as of January 2, 2016. The increase in purchase commitments was due to additional commitments from Diamond. In addition to these commitments, we have contracts for certain ingredients and packaging materials where we have secured a fixed price but do not have a minimum purchase quantity. We generally contract from approximately three to twelve months in advance for certain major ingredients and packaging. In addition, we have a contract to receive services from our syndicated market data provider through 2023. Our commitment for these services ranges from $3 million to $4 million each year throughout the life of the contract.

As part of the acquisition of Diamond, our contractual obligations increased substantially. The contractual obligations table below summarizes the additional obligations assumed from Diamond upon acquisition. Our obligations, excluding Diamond and the additional long-term debt obtained in order to complete the acquisition, remain consistent with our disclosure in the 2015 Form 10-K and have not been included in this table.

Diamond Contractual Obligations (in thousands)		Payments Due by Period
	Total	2016	2017-2018	2019-2020	Thereafter
Capital leases, including interest	$7,012	$2,324	$3,312	$1,376	$—
Operating leases	31,889	3,667	8,907	8,469	10,846
Purchase commitments	118,068	78,791	33,903	5,374	—
Other long-term liabilities	4,127	929	2,476	722	—
Total contractual obligations	$161,096	$85,711	$48,598	$15,941	$10,846
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity or cash flows.

We currently provide a partial guarantee for loans made to IBOs by third-party financial institutions for the purchase of route businesses. The outstanding aggregate balance on these loans was approximately $143.9 million as of April 2, 2016 compared to approximately $139.3 million as of January 2, 2016. The annual maximum amount of future payments we could be required to make under the guarantee equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the route businesses for which the loans are made. Accordingly, we have the ability to recover substantially all of the outstanding loan value upon default, and our liability associated with this guarantee is not significant.

Update to Critical Accounting Estimates

Our critical accounting estimates are summarized in Item 7 of our 2015 Form 10-K. An update to these critical accounting estimates is included below:

Business combinations
We account for business combinations under the provisions of Accounting Standards Codification ("ASC") Topic 805-10, Business Combinations ("ASC 805-10"), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values.

The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, was determined using assistance from third-party valuations. The estimated fair value of the net assets acquired was determined using the income approach to valuation based on the discounted cash flow method. Under this method, expected future cash flows of the business on a stand-alone basis are discounted back to a present value. The estimated fair value of identifiable intangible assets, consisting of customer relationships and trademarks acquired were determined using the multi-period excess earnings method and relief-from-royalty method, respectively.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The multi-period excess earnings method used to value customer relationships required us to estimate projected revenues associated with customers we believe will be successfully retained post-acquisition, reduced for contributory asset charges and taxes. The relief-from-royalty method used to value trademarks required us to estimate a royalty rate, identify relevant projected revenue, and select an appropriate discount rate.

Management has developed these assumptions on the basis of historical knowledge of the business and projected financial information of the acquired company. These assumptions may vary based on future events, perceptions of different market participants and other factors outside the control of management, and such variations may be significant to estimated values.

Inventories (Walnut)
All inventories are accounted for on a lower of cost or market basis, with cost historically determined using a combination of first-in first-out (“FIFO”) and weighted average cost. Through our acquisition of Diamond, we have walnut purchase agreements with growers, under which they deliver their walnut crop from the contracted acres to us during the fall harvest season, and pursuant to our walnut purchase agreements, we determine the price for this inventory after receipt. This purchase price is determined by us based on our discretion provided in the agreements, taking into account market conditions, crop size, and quality and nut varieties, among other relevant factors. Since the ultimate purchase price to be paid will be determined subsequent to receiving the walnut crop from the contracted acres, we estimate the final purchase price for our financial statements. Those estimates may subsequently change due to changes in the factors described above, and the effect of the change could be significant. Any such changes in estimates are accounted for in the period of change by adjusting inventory on hand or cost of goods sold if the inventory is sold through. Changes in estimates may affect the ending inventory balances, as well as gross profit.

Employee Benefits
We incur various employment-related benefit costs with respect to qualified pension and deferred compensation plans. Assumptions are made related to discount rates used to value certain liabilities, assumed rates of return on assets in the plans, compensation increases, employee turnover and mortality rates. We review our assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate. The effect of any modification is generally recorded and amortized over future periods. Changes in the underlying assumptions could also result in the recognition of differing amounts of expense and an increase or decrease to the amount of the liability. For example, a 1% increase or decrease on the discount rate could impact the projected benefit obligation by $3.5 million and $4.5 million, respectively.

Recent Accounting Pronouncements

See Note 2 to the Condensed Consolidated Financial Statements for information on recent accounting pronouncements.
Market Risks
We are exposed to certain commodity and interest rate risks as part of our ongoing business operations. We may use derivative financial instruments, where appropriate, to manage some of these risks related to interest rates. We do not use derivatives for trading purposes.
Commodity Risk
We purchase certain raw materials that are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions and other factors beyond our control. Our most significant raw material requirements include flour, peanuts, oil, sugar, potatoes, tree nut seeds and corn. We also purchase packaging materials that are subject to price volatility. In the normal course of business, in order to mitigate the risks of volatility in commodity markets to which we are exposed, we enter into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Amounts committed under these forward purchase agreements are discussed in Note 15 to the consolidated financial statements in Item 1.
Interest Rate Risk
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desired proportion of fixed to variable-rate debt. See Note 13 to the consolidated financial statements in Item 1 for further information related to our interest rate swap agreements. While these interest rate swap agreements fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $0.3 million and $0.1 million lower without these swaps during the first three months of 2016 and 2015, respectively. A 10% increase in variable interest rates would not have significantly impacted interest expense during the first three months of 2016.
Credit Risk
We are exposed to credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. For the first quarter of 2016 and 2015, net bad debt expense was $0.3 million and $0.2 million, respectively. Allowances for doubtful accounts were $1.1 million at April 2, 2016 and $0.9 million at January 2, 2016.
Foreign Currency Exchange Risk
We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily in the United Kingdom. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates.

For our U.S. operations, our sales of finished goods and purchases of raw materials and supplies from outside the U.S. are predominately denominated in U.S. dollars. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risks are included under “Market Risks” in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, and pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 2, 2016.
Changes in Internal Control over Financial Reporting
Except as described below, there have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) during the quarter ended April 2, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On February 29, 2016, we completed the acquisition of Diamond and we are integrating that business into our overall internal control over financial reporting process. For additional information on this acquisition, see Note 3 included in Item 1. "Financial Statements."

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

IBO Litigation
In January 2013, plaintiffs comprised of IBOs filed a putative class action against our distribution subsidiary, S-L Distribution Company, Inc., in the Suffolk Superior Court of the Commonwealth of Massachusetts. The lawsuit was transferred to the United States District Court, Middle District of Pennsylvania. The lawsuit seeks statewide class certification on behalf of a class comprised of IBOs in Massachusetts. The plaintiffs allege that they were misclassified as independent contractors and should be considered employees. The plaintiffs are seeking reimbursement of their out-of-pocket business expenses. We believe we have strong defenses to all the claims that have been asserted against us. On December 22, 2015, the parties to this litigation reached a tentative settlement on a class wide basis. We do not admit any fault or liability in this matter; however, in an effort to resolve these claims, we have agreed to pay $2.9 million to fully resolve the litigation. This amount has been accrued as reflected in other payables and accrued liabilities in the Consolidated Balance Sheets. The settlement has been approved by the court and settlement funds are scheduled to be distributed to class members in June 2016.
Shareholder Derivative Litigation
Beginning on November 14, 2011, putative shareholder derivative lawsuits were filed in the Superior Court for the State of California, San Francisco County, purportedly on behalf of Diamond Foods, Inc. (“Diamond”) and naming certain executive officers and the members of its board of directors as individual defendants. These lawsuits, which related principally to accounting for certain payments to walnut growers, were subsequently consolidated as In re Diamond Foods Inc., Shareholder Derivative Litigation and purport to set forth claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement. Following mediation efforts, the parties agreed to the terms of a proposed settlement and the Court entered an order granting final approval of the settlement on August 19, 2013. On September 23, 2013, a Notice of Appeal from the order granting final approval was filed by a single stockholder in the California Court of Appeal.

On February 19, 2016, the Court set oral argument for March 15, 2016. On February 25, 2016, Diamond informed the Court of its pending merger with Snyder’s-Lance, Inc. and filed a request to continue oral argument. On February 29, 2016, the Court issued an order removing oral argument from the Court’s calendar and ordered the parties to submit letters to the Court on the status of the merger. On March 3, 2016, Diamond submitted a letter in response to the Court’s Order, informing the Court that Diamond Foods, Inc. no longer exists as a corporate entity due to the completion of the merger. On March 25, 2016, Diamond submitted to the Court the parties’ agreed upon briefing schedule for a motion to dismiss, setting Diamond’s motion filing for April 4, 2016; Appellants’ opposition for May 4, 2016; and Diamond’s reply for May 18, 2016. On April 4, 2016, Diamond filed its Motion to Dismiss and is currently awaiting the Court’s ruling.

Merger-related Litigation
On November 10, 2015, a putative class action lawsuit was filed on behalf of Diamond stockholders in the Court of Chancery of the State of Delaware. The complaint names as defendants Diamond, the members of Diamond’s board of directors, Snyder’s-Lance, Merger Sub I and Merger Sub II. The complaint generally alleges, among other things, that the members of Diamond’s board of directors breached their fiduciary duties to Diamond’s stockholders in connection with negotiating, entering into and approving the merger agreement with Snyder’s-Lance, Inc. The complaint additionally alleges that Diamond, Snyder’s-Lance, Merger Sub I and Merger Sub II aided and abetted such breaches of fiduciary duties. The complaint sought injunctive relief, including the enjoinment of the merger, certain other declaratory and equitable relief, damages, costs and fees. An amended complaint was filed on December 21, 2015. The amended complaint adds further allegations related to the merger process and disclosures contained in the Registration Statement on Form S-4 filed by Snyder’s-Lance on November 25, 2015. On January 15, 2016, plaintiff filed a motion for expedited proceedings requesting a preliminary injunction and expedited discovery, which the Court denied on February 3, 2016. On January 19, 2016, another action was filed in Delaware similar to the above matter. A schedule has not yet been set for briefing of anticipated motions to dismiss the complaints.

Appraisal Proceedings
On February 25, 2016, Cede & Co., on behalf of Blueblade Capital Opportunities LLC (“Blueblade I”), sent an appraisal demand letter to Diamond with respect to 211,574 shares of Diamond common stock, purportedly held in connection with our acquisition of Diamond. On the same date, Cede & Co., on behalf of Blueblade Capital Opportunities II LLC ("Blueblade II," and together with Blueblade I, "Blueblade"), sent a second appraisal demand letter to Diamond with respect to 119,008 shares of Diamond common stock.  Under Section 262 of the Delaware General Corporation Law, certain stockholders may be entitled to an appraisal of the fair value of the stockholders’ shares. Blueblade claims that the price we paid for Diamond was less than its fair value. Though no complaint has yet been filed in this matter, adjudication or resolution of Blueblade’s claims could have a material impact on Snyder’s-Lance’s business or financial condition.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

California Labor Code Litigation
Former employee Patricia Sparks filed a putative class action lawsuit against Diamond on November 25, 2015 in San Francisco Superior Court alleging Diamond’s violation of the California Labor Code by failing to include on wage statements the start date of the pay period and by failing to include on wage statements the name and address of legal entity that is the employer.  Plaintiff amended her complaint on January 4, 2016 to add a claim for penalties under California’s Private Attorneys General Act based on the same underlying violations.  Diamond Foods timely answered the First Amended Complaint on March 7, 2016.  The parties attended the initial case management conference on May 2, 2016 and a further case management conference is scheduled for August 1, 2016.  No other dates are currently on calendar.  Following our acquisition of Diamond, adjudication or resolution of Patricia Sparks’ claims could have a material impact on Snyder’s-Lance’s business or financial condition. We accrued $8.3 million associated with this outstanding claim in the Diamond opening balance sheet as that represents our best estimate of potential liability at that time. This accrual remains outstanding and is included in other payables and accrued liabilities in our Condensed Consolidated Balance Sheets as of April 2, 2016. We will adjust this accrual as we obtain additional information related to this estimate.

Other
We are currently subject to other lawsuits and environmental matters arising in the normal course of business. In our opinion, such matters should not have a material effect upon our consolidated financial statements taken as a whole.
Item 1A.  Risk Factors
In addition to the risk factors disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 2, 2016, the following additional risks related to our acquisition of Diamond Foods, should be carefully considered:

Raw materials that are necessary in the production and packaging of our products are subject to fluctuations in availability, quality and price that could adversely impact our business and financial results.
The availability, size, quality and cost of raw materials used in the production and packaging of our products, including nuts, potatoes, corn and corn products, cooking and vegetable oils, corrugate, resins and other commodities, are subject to price volatility and supply fluctuations caused by changes in global supply and demand, weather conditions (whether caused by climate change or otherwise), natural disasters, crop disease, pests, government agricultural and energy programs, foreign currency exchange rates and consumer demand. In particular, the availability and cost of walnuts and other nuts are subject to supply contract renewals, crop size, quality, yield fluctuations, and changes in governmental regulation as well as other factors. Additionally, we rely on raw materials that come from regions that suffer from severe water scarcity or yearly fluctuations in water availability, such as California where severe drought conditions are at historical levels, and fluctuations in the availability of water may reduce the availability of raw materials not only in a particular season but also over time.
We source walnuts primarily from California growers with whom we have entered into walnut purchase agreements. To the extent contracted growers deliver less supply than we expected or we are unable to renew enough walnut purchase agreements or enter into such agreements with new growers in any particular year, we may not have sufficient walnut supply under contract to satisfy our business requirements, which could have an adverse effect on our sales and our results of operations. To obtain sufficient walnut supply, which represents a significant portion of our cost of goods sold, we may be required to purchase walnuts from third parties at substantially higher prices or forgo sales to some market segments, which would reduce our profitability. If we forgo sales to such market segments, we may lose customers and may not be able to replace them later. Given our fixed costs from our manufacturing facilities, if we have a lower supply of walnuts or other raw materials, our unit costs will increase and our gross margin will decline. To the extent contracted growers deliver greater supply than we expect or significantly greater supply than in prior years, we may need to find new outlets or channels to sell such walnuts, which may adversely impact our margins. If and to the extent we are unsuccessful in selling such additional supply, our cash flows and results of operations may be adversely impacted.
We make estimates of the price we will pay for walnuts to growers under contract starting in the first quarter of our fiscal year and, pursuant to our walnut purchase agreements, we finalize the price to be paid to growers by the end of the fiscal year. The price customers pay for walnuts fluctuates throughout the year depending on market forces. To the extent that we enter into contracts with our customers based on walnut cost estimates that ultimately prove to be below the final price we determine to pay to growers, our business and results of operations could be harmed. Additionally, to the extent that the price we pay growers ultimately proves to be higher than the market value of walnuts, we may be unable to compete effectively, have to sell our walnuts below cost or at lower margins than we desire, and need to impair the inventory value of our walnuts, so our business and results of operations could be harmed. Each year some of our walnut supply agreements are up for renewal, and competition among walnut handlers makes renewal with us uncertain. Disruption in our walnut supply and inability to secure walnuts cost effectively may adversely impact our business and our financial results.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations, including foreign currency risks.
We conduct a portion of our business with vendors and customers located outside the United States. We hold assets and incur liabilities, earn revenue, and pay expenses in currencies other than the U.S. dollar, primarily the British pound and Canadian dollar. Our consolidated financial statements are presented in U.S. dollars and we must translate the assets, liabilities, revenue and expenses into U.S dollars for external reporting purposes. Many factors relating to our international sales and operations, many of which factors are outside of our control, could have a material adverse impact on our business, financial condition and results of operations.

There are risks specifically related to our international sales and operations that could adversely impact our business and results of operations. These include:

•
foreign exchange rates, foreign currency exchange and transfer restrictions, which may unpredictably and adversely impact our consolidated operating results, our asset and liability balances and our cash flow in our consolidated financial statements, even if their value has not changed in their original currency;

•	negative economic developments in economies around the world and the instability of governments, including the threat of war, terrorist attacks, epidemic or civil unrest;

•	pandemics, such as the flu, which may adversely affect our workforce as well as our local suppliers and customers;

•	earthquakes, tsunamis, floods or other major disasters that may limit the supply of nuts or other products that we purchase abroad;

•	trade barriers, including tariffs, quotas, and import or export licensing requirements imposed by governments;

•	increased costs, disruptions in shipping or reduced availability of freight transportation;

•	differing labor standards;

•	differing levels of protection of intellectual property;

•	difficulties and costs associated with complying with U.S. laws and regulations applicable to entities with overseas operations;

•	the threat that our operations or property could be subject to nationalization and expropriation;

•	varying regulatory, tax, judicial and administrative practices in the jurisdictions where we operate;

•	difficulties associated with operating under a wide variety of complex foreign laws, treaties and regulations; and

•	potentially burdensome taxation.

Any of these factors could have an adverse effect on our business, financial condition and results of operations.
Our business and operations could be negatively impacted if we fail to maintain satisfactory labor relations.
The success of our business depends substantially upon our ability to maintain satisfactory relations with our employees. Our production workforce in one of our facilities is covered by a collective bargaining agreement which expires in March 2018. Strikes or work stoppages and interruptions could occur if we are unable to renew this agreement on satisfactory terms or if there are efforts to unionize our workforce in other locations. If a work stoppage or slow down were to occur, it could adversely affect our business and disrupt our operations. The terms and conditions of existing or renegotiated agreements, or new agreements (if we are required to recognize a union in a new location), also could increase our costs or otherwise affect our ability to fully implement future operational changes to our business.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our New Credit Agreement restricts our payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $500 million. As of April 2, 2016, our consolidated stockholders’ equity was $1,888.6 million and we were in compliance with this covenant.
The following table presents information with respect to repurchases of common stock of the Company made during the first quarter of 2016, by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 3, 2016 - January 31, 2016	—	$—	—	—
February 1, 2016 - February 29, 2016	14,447	30.76	—	—
March 1, 2016 - April 2, 2016	67,026	31.65	—	—
Total	81,473	$31.49	—	—
(1) Represents shares withheld by us pursuant to provisions in agreements with recipients of restricted stock granted under our equity compensation plans that allow us to withhold the number of shares with a fair value equal to the minimum statutory tax withholding due upon vesting of the restricted shares.
(2) At this time the board of directors has not authorized management to repurchase any of the Company's shares of common stock in the market.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Not applicable.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 6. Exhibits
Exhibit Index

No.	Description

10.1*	Executive Severance Agreement, effective as of January 25, 2012, between the Registrant and Carl E. Lee, Jr., filed herewith.

10.2*	Form of Executive Severance Agreement, effective as of _________, 2014 between the Registrant and Rodrigo F. Troni Pena, filed herewith

10.3
Amendment No. 4 to the Amended and Restated Credit Agreement, dated as of January 19, 2016, by and among the Registrant, Bank of America, National Association, as administrative agent and issuing lender, and each of the lenders party thereto, filed herewith.

10.4	Amendment No. 1 to the Credit Agreement, dated as of January 19, 2016, among Registrant, the lenders party thereto and Bank of America, N.A., as Administrative Agent, filed herewith.

10.5*	Snyder’s-Lance, Inc. 2016 Key Employee Incentive Plan, incorporated herein by reference to Annex A attached to the Registrant’s Definitive Proxy Statement filed on April 1, 2016 (File No. 0-398).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

32	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to the Condensed Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNYDER’S-LANCE, INC.

Date: May 12, 2016	By:	/s/ Rick D. Puckett
Rick D. Puckett
Executive Vice President and Chief Financial Officer