Form 10-Q
period 2016-07-02
SNYDER'S-LANCE, INC.
filed 2016-08-09
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarter ended July 2, 2016
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
Yes ☐         No ☑

The number of shares outstanding of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of August 3, 2016, was 96,072,480 shares.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
For the Quarters and Six Months Ended July 2, 2016 and July 4, 2015

	Quarter Ended		Six Months Ended
(in thousands, except per share data)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net revenue	$609,500	$431,428	$1,072,265	$833,769
Cost of sales	391,217	279,945	711,828	542,924
Gross profit	218,283	151,483	360,437	290,845

Selling, general and administrative	167,519	121,844	291,708	243,768
Transaction and integration related expenses	10,634	—	59,940	—
Impairment charges	489	—	863	—
Gain on sale of route businesses, net	(155)	(74)	(691)	(867)
Other income, net	(987)	(110)	(1,284)	(846)
Income before interest and income taxes	40,783	29,823	9,901	48,790

Loss on early extinguishment of debt	—	—	4,749	—
Interest expense, net	9,361	2,671	14,090	5,138
Income/(loss) before income taxes	31,422	27,152	(8,938)	43,652

Income tax expense/(benefit)	11,805	9,758	(3,161)	15,676
Net income/(loss)	19,617	17,394	(5,777)	27,976
Net (loss)/income attributable to noncontrolling interests	(64)	65	(27)	11
Net income/(loss) attributable to Snyder’s-Lance, Inc.	$19,681	$17,329	$(5,750)	$27,965

Basic earnings/(loss) per share (Note 4)	$0.21	$0.25	$(0.07)	$0.40
Weighted average basic shares outstanding	95,679	70,426	87,816	70,342

Diluted earnings/(loss) per share (Note 4)	$0.20	$0.24	$(0.07)	$0.39
Weighted average diluted shares outstanding	96,666	71,171	87,816	71,074

Cash dividends declared per share	$0.16	$0.16	$0.32	$0.32
See Notes to the condensed consolidated financial statements (unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
For the Quarters and Six Months Ended July 2, 2016 and July 4, 2015

	Quarter Ended		Six Months Ended
(in thousands)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net income/(loss)	$19,617	$17,394	$(5,777)	$27,976

Net unrealized loss/(gain) on derivative instruments, net of income tax	503	(845)	1,627	(4)
Foreign currency translation adjustment	24,066	—	17,415	447
Total other comprehensive loss/(income)	24,569	(845)	19,042	443

Total comprehensive (loss)/income	(4,952)	18,239	(24,819)	27,533
Comprehensive (loss)/income attributable to noncontrolling interests	(64)	65	(27)	11
Total comprehensive (loss)/income attributable to Snyder’s-Lance, Inc.	$(4,888)	$18,174	$(24,792)	$27,522
See Notes to the condensed consolidated financial statements (unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
As of July 2, 2016 and January 2, 2016

(in thousands, except share and per share data)	July 2, 2016	January 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$37,725	$39,105
Restricted cash	714	966
Accounts receivable, net of allowances of $1,032 and $917, respectively	222,339	131,339
Inventories, net	228,746	110,994
Prepaid income taxes and income taxes receivable	5,870	2,321
Assets held for sale	18,256	15,678
Prepaid expenses and other current assets	34,001	21,210
Total current assets	547,651	321,613

Noncurrent assets:
Fixed assets, net	530,402	401,465
Goodwill	1,401,570	539,119
Other intangible assets, net	1,422,745	528,658
Other noncurrent assets	30,197	19,849
Total assets	$3,932,565	$1,810,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$49,000	$8,541
Accounts payable	100,312	54,207
Payable to growers	8,924	—
Accrued compensation	34,249	26,196
Accrued casualty insurance claims	5,743	4,262
Accrued marketing, selling and promotional costs	50,495	18,806
Other payables and accrued liabilities	69,729	32,248
Total current liabilities	318,452	144,260

Noncurrent liabilities:
Long-term debt, net	1,342,405	372,301
Deferred income taxes, net	344,719	157,591
Accrued casualty insurance claims	11,718	11,931
Other noncurrent liabilities	38,568	17,034
Total liabilities	2,055,862	703,117

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.83 1/3 par value. 110,000,000 shares authorized; 96,039,888 and 70,968,054 shares outstanding, respectively	80,030	59,138
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; no shares outstanding	—	—
Additional paid-in capital	1,591,173	791,428
Retained earnings	205,862	238,314
Accumulated other comprehensive loss	(19,672)	(630)
Total Snyder’s-Lance, Inc. stockholders’ equity	1,857,393	1,088,250
Noncontrolling interests	19,310	19,337
Total stockholders’ equity	1,876,703	1,107,587
Total liabilities and stockholders’ equity	$3,932,565	$1,810,704
See Notes to the condensed consolidated financial statements (unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
For the Six Months Ended July 2, 2016 and July 4, 2015

(in thousands, except share and per share data)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interests	Total
Balance, January 2, 2016	70,968,054	$59,138	$791,428	$238,314	$(630)	$19,337	$1,107,587
Total comprehensive loss				(5,750)	(19,042)	(27)	(24,819)
Dividends paid to stockholders ($0.32 per share)				(26,702)			(26,702)
Issuance of common stock and stock-based awards assumed in the Diamond Foods acquisition	24,363,738	20,302	780,685				800,987
Amortization of stock options, restricted units and performance-based restricted units			16,305				16,305
Stock options exercised and restricted units vested (net of shares surrendered for tax withholding), including $299 tax benefit	687,977	573	2,188				2,761
Issuance and amortization of restricted shares, net of cancellations	111,864	93	3,400				3,493
Repurchases of common stock	(91,745)	(76)	(2,833)				(2,909)
Balance, July 2, 2016	96,039,888	$80,030	$1,591,173	$205,862	$(19,672)	$19,310	$1,876,703

(in thousands, except share and per share data)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interests	Total
Balance, January 3, 2015	70,406,086	$58,669	$776,930	$232,812	$(1,007)	$19,304	$1,086,708
Total comprehensive income/(loss)				27,965	(443)	11	27,533
Dividends paid to stockholders ($0.32 per share)				(22,560)			(22,560)
Amortization of stock options			1,146				1,146
Stock options exercised, including $659 tax benefit	192,103	160	3,854				4,014
Issuance, amortization and vesting of restricted shares and restricted units, net of cancellations	96,628	81	1,529				1,610
Repurchases of common stock	(22,783)	(19)	(782)				(801)
Balance, July 4, 2015	70,672,034	$58,891	$782,677	$238,217	$(1,450)	$19,315	$1,097,650
See Notes to the condensed consolidated financial statements (unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended July 2, 2016 and July 4, 2015

	Six Months Ended
(in thousands)	July 2, 2016	July 4, 2015
Operating activities:
Net (loss)/income	$(5,777)	$27,976
Adjustments to reconcile net (loss)/income to cash from operating activities:
Depreciation and amortization	47,452	35,070
Stock-based compensation expense	19,798	2,755
Loss on sale of fixed assets, net	1	79
Gain on sale of route businesses, net	(691)	(867)
Gain on write-off of debt premium	(1,341)	—
Impairment charges	863	—
Deferred income taxes	(4,760)	1,818
Provision for doubtful accounts	235	751
Changes in operating assets and liabilities, excluding business acquisitions and foreign currency translation adjustments	13,380	(18,327)
Net cash provided by operating activities	69,160	49,255

Investing activities:
Purchases of fixed assets	(37,317)	(22,947)
Purchases of route businesses	(14,863)	(10,094)
Proceeds from sale of fixed assets and insurance recoveries	833	795
Proceeds from sale of route businesses	13,830	12,896
Proceeds from sale of investments	—	436
Business acquisition, net of cash acquired	(1,014,829)	—
Changes in restricted cash	252	—
Net cash used in investing activities	(1,052,094)	(18,914)

Financing activities:
Dividends paid to stockholders	(26,702)	(22,560)
Debt issuance costs	(6,047)	—
Payments on capital leases	(1,015)	—
Issuances of common stock	7,830	3,357
Excess tax benefits from stock-based compensation	299	659
Share repurchases, including shares surrendered for tax withholding	(8,275)	(801)
Repayments of long-term debt	(114,125)	(3,750)
Proceeds from issuance of long-term debt	1,130,000	—
Net cash provided by/(used in) financing activities	981,965	(23,095)

Effect of exchange rate changes on cash	(411)	—

(Decrease)/increase in cash and cash equivalents	(1,380)	7,246
Cash and cash equivalents at beginning of period	39,105	35,373
Cash and cash equivalents at end of period	$37,725	$42,619

Supplemental information:
Cash paid for income taxes, net of refunds of $1,360 and $651, respectively	$4,321	$13,523
Cash paid for interest	$13,528	$5,487

Non-cash investing activities:
Liability for dissenters and other future cash payments associated with the acquisition of Diamond (Note 3)	$12,418	$—

Non-cash financing activities:
Common stock and stock-based compensation issued for business acquisitions	$800,987	$—
See Notes to the condensed consolidated financial statements (unaudited).

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Snyder’s-Lance, Inc. (the “Company,” "we," "us," or "our") have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. All significant intercompany balances and transactions have been eliminated. We use the equity method to account for investments over which we exercise significant influence but do not control. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Form 10-K for the year ended January 2, 2016, which was filed with the Securities and Exchange Commission (the "SEC") on March 1, 2016 (the "2015 Form 10-K"). In our opinion, these unaudited condensed consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly our unaudited condensed consolidated financial statements for the interim periods presented herein. The unaudited condensed consolidated results of operations for the second quarter and first six months of 2016 are not necessarily indicative of the results to be expected for the full year.
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

Inventories (Walnut)
All inventories are accounted for on a lower of cost or market basis, with cost historically determined using a combination of first-in first-out ("FIFO") and weighted average cost. Through our acquisition of Diamond, we have walnut purchase agreements with growers, under which they deliver their walnut crop from the contracted acres to us during the fall harvest season, and pursuant to our walnut purchase agreements, we determine the purchase price for this inventory after receipt of the walnut crop. This purchase price is determined by us based on our discretion provided in the walnut purchase agreements, taking into account market conditions, crop size, and quality and nut varieties, among other relevant factors. Since the ultimate purchase price to be paid by us will be determined subsequent to receiving the walnut crop from the contracted acres, the amount presented as "Payable to growers" requires us to make an estimate of the final purchase price for our financial statements. Those estimates may subsequently change due to changes in the factors described above, and the effect of the change could be significant. Any such changes in estimates are accounted for in the period of change by adjusting inventory on hand or cost of goods sold if the inventory was sold. Changes in estimates may affect our ending inventory balances, as well as our gross profit.

During the first quarter of 2016, we determined the final purchase price to be paid to the walnut growers for the current crop year. Accordingly, we were not required to estimate the purchase price in the second quarter of 2016.  However, beginning in the third quarter of 2016, we will estimate the purchase price as we will begin to receive the new crop of walnut inventory during that quarter.

Foreign Currency Translation
The functional currency of our foreign operations is the applicable local currency, the British Pound and Euro. The functional currency is translated into U.S. dollars for balance sheet accounts using currency exchange rates in effect as of the balance sheet date, and for revenue and expense accounts using an average exchange rate in effect during the applicable period.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Employee Benefits
We incur various employment-related benefit costs with respect to qualified pension and deferred compensation plans. We utilize assumptions developed with assistance from third-party actuaries when estimating the liabilities for pension, other employee benefit plans and return on plan assets. These assumptions, where applicable, include the discount rates used to determine the actuarial present value of projected benefit obligations, the rate of increase in future compensation levels, employee turnover and mortality rates. We review our assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate. The benefit expense is generally recognized in the consolidated financial statements on an accrual basis over the average remaining service period for plan participants, and the accrued benefits are reported in current and noncurrent liabilities on the consolidated balance sheets, as appropriate.

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
NOTE 2. NEW ACCOUNTING STANDARDS
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which provides for a single five-step model to be applied to all revenue from contracts with customers. The guidance also requires improved disclosures to help users of the financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of ASU No. 2014-09 by one year, to December 15, 2017 for interim and annual reporting periods beginning after that date. The FASB will permit early adoption of the standard, but not before the original effective date of December 15, 2016. ASU 2014-09 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. In 2016, the FASB issued final amendments clarifying the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting of intellectual property licenses. In addition, the FASB introduced practical expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes. We are currently evaluating the impact of these standards on our consolidated financial statements, and have not yet determined whether we will utilize the full retrospective of the modified retrospective approach.
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
On July 22, 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. This accounting standard update requires that inventory be measured at the lower of cost or net realizable value. The amendments in this update do not apply to inventory measured using the last-in, first-out method or the retail inventory method. This revised guidance is effective for annual reporting periods beginning after December 15, 2016 and related interim periods, with early adoption permitted. We do not expect this guidance to materially impact our consolidated financial statements and we have not early adopted this standard.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

On September 25, 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. This accounting standard simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. This revised guidance is effective for annual reporting periods beginning after December 15, 2015, and related interim periods. The amendments in the update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of the update with early application permitted for financial statements not yet issued. We have adopted this guidance and have applied it as presented in Note 3.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases. This accounting standard requires lessees to recognize assets and liabilities related to lease arrangements longer than 12 months on the balance sheet. This standard also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact this accounting standard will have on our consolidated financial statements.

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This accounting standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. We are currently evaluating the impact this accounting standard will have on our consolidated financial statements.
NOTE 3. BUSINESS ACQUISITIONS
On October 27, 2015, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Diamond. Diamond is a leading snack food company with five brands including Kettle Brand® potato chips, KETTLE® Chips, Pop Secret® popcorn, Emerald® snack nuts, and Diamond of California® culinary nuts. Pursuant to the Merger Agreement, we agreed to acquire all of the issued and outstanding shares of common stock of Diamond in a cash and stock transaction, including our repayment of $651.0 million of Diamond’s indebtedness, accrued interest and related fees. The acquisition was subject to the approval of our stockholders of the issuance of our shares and the approval of the stockholders of Diamond of the adoption of the Merger Agreement.
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
Additionally, at the effective time of the merger, all outstanding Diamond stock-based compensation awards, then comprised of restricted shares, restricted units, performance-based restricted units, and stock options, converted to replacement Snyder's-Lance awards or were settled with merger consideration as described within the Registration Statement on Form S-4 we filed with the SEC on January 20, 2016. The fair value of the replacement awards, whether vested or unvested, was included in the purchase price to the extent that pre-acquisition services have been rendered. The purchase price also included the fair value of accelerated vesting for awards that vested at the acquisition date due to change in control provisions. The remainder of the fair value of the unvested outstanding replacement awards will be recorded as compensation expense over the applicable future vesting period in the periods following the acquisition date.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following is a summary of consideration transferred in the acquisition of Diamond:

	Conversion Calculation	Fair Value (in thousands)
Diamond common shares outstanding as of February 29, 2016	31,062,164
Multiplied by 0.775 as per the Merger Agreement	0.775
Total Snyder's-Lance common shares issued to Diamond stockholders	24,071,839
Multiplied by Snyder's-Lance closing stock price as of February 26, 2016	$32.34
Total stock consideration for outstanding common shares		$778,483
Cash consideration of $12.50 per Diamond common share outstanding as of February 29, 2016, including cash paid in lieu of fractional converted shares		388,318
Total cash and stock consideration to stockholders		$1,166,801
Fair value of replacement cash awards and stock-based awards attributable to pre-acquisition service, including awards that accelerated vesting at acquisition date due to change in control provisions (1)		28,211
Repayment of Diamond’s outstanding debt due to change in control provisions (2)		651,044
Liability for value of Dissenters' merger consideration (3)		12,418
Total fair value of consideration transferred		$1,858,474
Effective settlement of accounts payable owed by us to Diamond at acquisition date		(1,295)
Total purchase consideration		$1,857,179
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

The expected volatility of the Snyder’s-Lance stock price was based on average historical volatility which was based on observations and a duration consistent with the expected life assumption. The weighted average expected life of the option was calculated using the simplified method by using the vesting term of the option and the option expiration date. The risk-free interest rate was based on U.S. treasury securities with maturities equal to the expected life of the option.
(2) Repayment of Diamond’s outstanding debt was required as part of the consideration to be transferred due to change in control provisions which are triggered upon acquisition. The repayment amount was calculated as of February 29, 2016 by taking Diamond’s outstanding long-term debt and current portion of long-term debt of $633.2 million plus accrued interest of $9.0 million and a prepayment penalty of $8.8 million.
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

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The acquisition was accounted for as a business combination. Management has used its best estimate in the allocation of the purchase price to assets acquired and liabilities assumed based on the estimated preliminary fair value of such assets and liabilities. The following table summarizes the preliminary allocation of assets acquired and liabilities assumed as part of the acquisition:

	Preliminary Allocation	Measurement Period Adjustments	Preliminary Allocation
(in thousands)	As of April 2, 2016	Quarter Ended July 2, 2016	As of July 2, 2016
Cash and cash equivalents	$28,945	$—	$28,945
Accounts receivable	77,445	412	77,857
Inventories	168,089	(10,667)	157,422
Prepaid expenses and other current assets	12,111	1,666	13,777
Fixed assets	136,340	(7,644)	128,696
Goodwill	868,443	3,381	871,824
Other intangible assets	902,500	12,100	914,600
Equity investments	8,607	4,337	12,944
Other long term assets	1,018	(45)	973
Total assets acquired	2,203,498	3,540	2,207,038

Accounts payable, and other current liabilities, including payable to growers	134,715	894	135,609
Deferred income tax liability	191,425	1,110	192,535
Other long term liabilities	20,179	1,536	21,715
Total liabilities assumed	346,319	3,540	349,859

Net assets acquired (1)	$1,857,179	$—	$1,857,179
(1) Net assets acquired include the effective settlement of $1.3 million in accounts payable owed by us to Diamond at the time of the acquisition.
As of July 2, 2016, the purchase price allocation is considered preliminary. Of the estimated $914.6 million of acquired intangible assets, $390.6 million was preliminarily assigned to customer relationships and will be amortized over 20 years. The remaining value of acquired intangible assets of $524.0 million was preliminarily assigned to trademarks, which are not subject to amortization because they have indefinite lives. The increase in the carrying value of assets to fair value as a result of purchase price adjustments is not deductible for income tax purposes.
During the first quarter of 2016, we overstated cost of sales by $4.5 million related to the inventory step-up in purchase accounting. We recorded an out of period correction in the second quarter of 2016 for this amount. This adjustment is immaterial to both the first and second quarter of 2016 and has no impact on the first six months of 2016 or on the full year.
The majority of our estimates used in the purchase price allocation remain preliminary at this time. We anticipate that adjustments will be made to the fair values of identifiable assets acquired and liabilities assumed and that those adjustments may or may not be material to our consolidated financial statements.
Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is attributable to the general reputation, assembled workforce, acquisition synergies and the expected future cash flows of Diamond's business.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

We have recorded a net deferred tax liability of 192.5 million related to the acquisition of Diamond. We recorded deferred tax liabilities of $386.8 million relating primarily to basis differences in intangible assets acquired, which includes $62.4 million related to un-repatriated foreign earnings based on management’s preliminary assessment of the amount of earnings considered to be indefinitely reinvested. We recorded a deferred tax asset of $194.3 million, of which $148.9 million was recorded for federal and state net operating loss carryforwards, and a further $8.0 million for other federal and state tax credit carryforwards. A valuation allowance of $9.5 million has been recorded based on management’s preliminary assessment of the ability to utilize these deferred tax assets.
Transaction and integration related expenses associated with the acquisition of Diamond were approximately $10.6 million and $59.9 million for the second quarter and first six months of 2016, respectively, and are included in a separate line in the Condensed Consolidated Statements of Income. For the second quarter of 2016, these expenses included $2.9 million of severance and retention benefits and $2.8 million of accelerated stock-based compensation, which was recognized due primarily to change in control provisions and severance agreements with Diamond personnel. For the first six months of 2016, these expenses included $15.9 million of severance and retention benefits and $16.1 million of accelerated stock-based compensation. The remaining costs for both the second quarter and first six months of 2016 were primarily investment banking fees as well as other professional fees and legal costs associated with completion of the acquisition and subsequent integration of Diamond.
Additionally, we deferred $11.0 million of debt issuance costs associated with the new $1.13 billion term loans used to fund the acquisition, and these costs are being amortized over the term of the loans. Approximately $5.0 million of these debt issuance costs were paid in the fourth quarter of 2015, with the remaining $6.0 million paid in the first quarter of 2016. See Note 10 for additional information regarding the new term loans.
Diamond's results were included in our Condensed Consolidated Statements of Income from February 29, 2016. External net revenue from Diamond of $183.8 million and $247.0 million was included for the second quarter and first six months of 2016, respectively. As a result of progress we have made integrating Diamond, it is impracticable to disclose separately Diamond's contributions to income before income taxes for the second quarter and first six months of 2016.
The following unaudited pro forma consolidated financial information has been prepared as if the acquisition of Diamond had taken place at the beginning of 2015. These unaudited pro forma results include estimates and assumptions regarding increased amortization of intangible assets related to the acquisition, reduced interest expense related to lower interest rates associated with the new combined debt and the related income tax effects. Pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated, or that may result in the future for various reasons, including the potential impact of revenue and cost synergies on the business.

	Quarter Ended		Six Months Ended
(in thousands, except per share data)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net revenue	$609,500	$609,335	$1,201,879	$1,234,554
Net income/(loss) attributable to Snyder's-Lance, Inc.	19,681	$25,050	$43,392	$(7,085)

The unaudited pro forma consolidated financial information for the second quarter of 2015 included increased amortization expense of $2.8 million, as a result of acquired intangible assets. For the first six months of 2016 and 2015 additional amortization expense was $2.1 million and $5.9 million, respectively. In addition, the unaudited pro forma consolidated financial information for the second quarter of 2015 included $3.1 million of reduced interest expense related to debt. For the first six months of 2016 and 2015 reduced interest expense was $1.3 million and $6.4 million, respectively. This reduction is due to the lower interest rates associated with our new combined debt, as more fully described in Note 10.

We also included a reduction in cost of goods sold of $15.9 million in the unaudited pro forma consolidated financial information for the first six months of 2016, related to the elimination of a portion of the inventory step-up recorded during the quarter in connection with the Diamond acquisition. We included additional cost of goods sold in the unaudited pro forma financial information for the first six months of 2015 of $15.6 million, consisting of an additional $20.7 million of cost of goods sold in the first quarter of 2015 and a reduction of $5.1 million in the second quarter of 2015. The net incremental expense represents the financial impact of the total inventory step-up recorded in connection with the Diamond acquisition.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the first quarter and first six months of 2016, we included a reduction in non-recurring transaction-related expenses of $50.2 million which were directly related to the Diamond acquisition. These transaction-related expenses, and additional transaction-related expenses incurred prior to the end of 2015, were included as additional expenses of $60.4 million in the unaudited pro forma consolidated financial information for the first quarter of 2015.
NOTE 4. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income attributable to Snyder's-Lance by the weighted average number of common shares outstanding during each period.
Diluted earnings per share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. In the calculation of diluted earnings per share, the denominator includes the number of additional common shares that would have been outstanding if our outstanding dilutive stock options had been exercised pursuant to the treasury stock method, or if our outstanding dilutive restricted units or performance-based restricted units had vested and converted to common stock. Anti-dilutive shares are excluded from the dilutive earnings calculation. No adjustment to reported net income is required when computing diluted earnings per share.
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and are treated as a separate class of securities in calculating earnings per share pursuant to the two-class method. We have granted and expect to continue to grant restricted shares with non-forfeitable rights to dividends, and restricted units with non-forfeitable rights to dividend equivalents. As such, these awards have been included in our calculation of basic and diluted earnings per share using the two-class method, as computed in the table below:

	Quarter Ended		Six Months Ended
(in thousands, except per share data)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Basic EPS:
Net income/(loss) attributable to Snyder's-Lance, Inc.	$19,681	$17,329	$(5,750)	$27,965
Less: Income allocated to participating securities	54	49	—	68
Income/(loss) allocated to common shares	$19,627	$17,280	$(5,750)	$27,897
Weighted average shares outstanding – Basic	95,679	70,426	87,816	70,342
Earnings/(loss) per share – Basic	$0.21	$0.25	$(0.07)	$0.40

Diluted EPS:
Weighted average shares outstanding – Basic	95,679	70,426	87,816	70,342
Effect of dilutive stock options, restricted units and performance-based restricted units on shares outstanding	987	745	—	732
Weighted average shares outstanding – Diluted	96,666	71,171	87,816	71,074
Earnings/(loss) per share – Diluted	$0.20	$0.24	$(0.07)	$0.39
Due to the net loss incurred during the first six months of 2016, basic weighted average shares outstanding were required to be used for diluted earnings per share. This resulted in approximately 858,000 potentially dilutive restricted units and stock options being excluded from diluted weighted average shares outstanding for the first six months of 2016. For both the second quarter and first six months of 2016, approximately 1.5 million stock options and performance based restricted units were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. For both the second quarter and first six months of 2015, approximately 379,000 stock options were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 5. STOCK-BASED COMPENSATION
Stock-based compensation expense recorded in the Condensed Consolidated Statements of Income was $5.5 million and $1.4 million for the second quarters of 2016 and 2015, respectively. Stock-based compensation expense recorded in the Condensed Consolidated Statements of Income was $19.8 million and $2.8 million for the first six months of 2016 and 2015, respectively.
During the first six months of 2016, we issued 1,090,823 stock options at a weighted average exercise price of $30.71 per share, 118,477 restricted shares, 81,999 performance-based restricted units and 28,393 restricted units to employees and directors. During the first six months of 2015, we issued 384,453 stock options with an exercise price of $31.02 per share and 119,003 restricted shares to employees and directors.
The acquisition of Diamond, as discussed further in Note 3, resulted in a significant amount of prior Diamond stock-based compensation awards converting to replacement Snyder's-Lance awards. Many of these awards accelerated vesting at the acquisition date due to change in control provisions. In addition, within transaction and integration related expenses on the Condensed Consolidated Statements of Income, we recognized $2.8 million in stock-based compensation expense for the second quarter of 2016 and $15.1 million in stock-based compensation expense and $1.0 million in cash compensation expense in the first six months of 2016 from replacement awards that vested due to acceleration clauses within employment agreements with former Diamond personnel. At the end of the second quarter of 2016, the replacement Snyder's-Lance stock-based awards that remained outstanding were as follows:

•	283,516 restricted units with unrecognized compensation expense of $6.1 million and vesting dates ranging from July 14, 2016 to January 18, 2020.

•	546,638 stock options which are fully vested and have exercise prices that range from $11.75 to $65.71. The total intrinsic value of these options was $10.1 million at the end of the second quarter.
To cover withholding taxes payable by employees upon the vesting of restricted shares, in the second quarter of 2016, we repurchased 43 shares of common stock for the vesting of Snyder's-Lance employee incentive awards and 10,229 shares for the vesting of replacement awards converted from prior Diamond awards. For the second quarter of 2015, we did not repurchase any shares to cover withholding taxes. For the first six months of 2016, we repurchased 22,759 shares of common stock for the vesting of Snyder's-Lance employee incentive awards and 68,986 shares for the vesting of replacement awards converted from prior Diamond awards. For the first six months of 2015, we repurchased 26,175 shares.
In addition, we recorded $1.0 million and $0.1 million in incentive compensation expense for our performance-based cash incentive plans for the second quarter of 2016 and 2015, respectively, and $1.2 million and $0.7 million for the first six months of 2016 and 2015, respectively.
NOTE 6. INVENTORIES
Inventories consisted of the following:

(in thousands)	July 2, 2016	January 2, 2016
Finished goods	$120,224	$66,143
Raw materials	45,768	14,736
Work in process	18,223	—
Maintenance parts, packaging and supplies	44,531	30,115
Total inventories, net	$228,746	$110,994
The significant increase in total inventories was primarily due to the acquisition of Diamond.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 7. FIXED ASSETS
Fixed assets consisted of the following:

(in thousands)	July 2, 2016	January 2, 2016
Land and land improvements	$44,434	$28,508
Buildings and building improvements	198,402	156,725
Machinery, equipment and computer systems	566,545	506,649
Trucks, trailers and automobiles	32,716	33,760
Furniture and fixtures	5,298	4,210
Construction in progress	49,532	11,503
Capital leases (1)	4,385	—
	$901,312	$741,355
Accumulated depreciation	(370,844)	(339,802)
	530,468	401,553
Fixed assets held for sale	(66)	(88)
Fixed assets, net	$530,402	$401,465
(1) Gross amounts of assets recorded under capital leases represent machinery, equipment and computer systems as of July 2, 2016.
The significant increase in fixed assets was primarily due to the acquisition of Diamond. The preliminary fair value of the fixed assets acquired is still being evaluated and may require adjustment once the purchase price allocation is finalized. Depreciation expense related to fixed assets was $19.1 million and $15.0 million during the second quarters of 2016 and 2015, respectively. For the first six months of 2016 and 2015, depreciation expense was $35.3 million and $29.7 million, respectively. The increase in depreciation for the second quarter and first six months of 2016, compared to the same periods in the prior year is due to the addition of fixed assets at fair value from the acquisition of Diamond.
We recorded $0.5 million of fixed asset impairment charges during the second quarter of 2016 related to IT hardware and software as part of our integration plan. For the first six months of 2016, we incurred impairment charges of $0.9 million related to this IT equipment and other machinery and equipment related to the discontinuation of manufacturing certain products. There were no fixed asset impairment charges recorded during the second quarter or first six months of 2015.
NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the first six months of 2016 were as follows:

(in thousands)	Carrying Amount
Balance as of January 2, 2016	$539,119
Business acquisitions	871,824
Changes in foreign currency exchange rates	(9,114)
Goodwill reclassified to assets held for sale	(259)
Balance as of July 2, 2016	$1,401,570

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Other intangible assets consisted of the following:

(in thousands)	Gross Carrying Amount	Cumulative Impairments	Accumulated Amortization	Net Carrying Amount
As of July 2, 2016:
Customer and contractual relationships(1) – amortized	$551,952	$—	$(46,678)	$505,274
Non-compete agreement – amortized	710	—	(357)	353
Developed technology – amortized	2,700	—	(370)	2,330
Reacquired rights – amortized	3,100	—	(1,908)	1,192
Patents – amortized	8,600	—	(2,917)	5,683
Routes – unamortized	10,446	—	—	10,446
Trademarks(2)– unamortized	904,167	(6,700)	—	897,467
Balance as of July 2, 2016	$1,481,675	$(6,700)	$(52,230)	$1,422,745

As of January 2, 2016:
Customer and contractual relationships – amortized	$166,756	$—	$(35,415)	$131,341
Non-compete agreement – amortized	710	—	(297)	413
Developed technology – amortized	2,700	—	(280)	2,420
Reacquired rights – amortized	3,100	—	(1,714)	1,386
Patents – amortized	8,600	—	(2,526)	6,074
Routes – unamortized	11,063	—	—	11,063
Trademarks – unamortized	382,661	(6,700)	—	375,961
Balance as of January 2, 2016	$575,590	$(6,700)	$(40,232)	$528,658

(1) Since the acquisition of Diamond on February 29, 2016 the translation impact on customer relationships was a reduction of $5.3 million.
(2) Since the acquisition of Diamond on February 29, 2016 the translation impact on trademarks was a reduction of $2.5 million.
The increase in goodwill, customer relationships and trademarks during the first six months of 2016 is related to the acquisition of Diamond. These intangible asset values are preliminary and may require adjustment once the purchase price allocation is finalized. The newly acquired customer relationships are expected to have a useful life of 20 years, while the trademarks are deemed to have an indefinite useful life.
Amortization expense related to intangibles was $7.8 million and $2.7 million for the second quarter of 2016 and 2015, respectively. For the first six months of 2016 and 2015, amortization expense related to intangibles was $12.1 million and $5.4 million, respectively. The increase in amortization expense in 2016 was due to additional intangible assets obtained through the acquisition of Diamond.
Routes and trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. Although not amortized, they are reviewed for impairment as conditions change or at least on an annual basis. There were no impairments during the second quarters or first six months of 2016 and 2015.
Certain trademarks, in addition to those acquired in the Diamond acquisition, with a total book value of $25.4 million as of July 2, 2016, currently have a fair value which exceeds the book value by less than 15%. Any adverse changes in the use of these trademarks or the sales volumes of the associated products could result in an impairment charge in the future. No triggering events occurred between the most recent annual impairment assessment and July 2, 2016.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The changes in the carrying amount of route intangibles for the first six months of 2016 were as follows:

(in thousands)	Carrying Amount
Balance as of January 2, 2016	$11,063
Routes reclassified to assets held for sale	(617)
Balance as of July 2, 2016	$10,446
Route businesses, including route intangibles and associated goodwill, allocated to assets held for sale represent assets available for sale in their present condition and for which actions to complete a sale have been initiated. The changes in the carrying amount of route businesses held for sale for the first six months of 2016 were as follows:

(in thousands)	Carrying Amount
Balance as of January 2, 2016	$15,590
Purchases of route businesses held for sale	14,863
Sales of route businesses held for sale	(13,139)
Reclassifications from route intangibles and goodwill	876
Balance as of July 2, 2016	$18,190
Net gains on the sale of route businesses for the second quarter of 2016 consisted of $0.3 million in gains and $0.1 million in losses. Net gains on the sale of route businesses for the first six months of 2016 consisted of $1.3 million in gains and $0.6 million of losses. The majority of the route business purchases and sales were due to route reengineering projects that were initiated in order to maximize the efficiency of route territories for the independent business owners ("IBO").
For the second quarter of 2015, net gains on the sale of route businesses consisted of $0.4 million in gains and $0.3 million in losses. For the first six months of 2015, net gains on the sale of route businesses consisted of $1.5 million in gains and $0.6 million in losses. The majority of the route business purchases and sales were due to the reengineering of route businesses to accommodate new customers and additional Partner brand business obtained in the impacted markets as well as the decision to sell certain route businesses that were previously owned by us. See Note 15 for further information related to IBOs.
NOTE 9. EQUITY METHOD INVESTMENTS
As part of our acquisition of Diamond, we obtained 51% of the outstanding shares of Yellow Chips Holding B.V. (“Yellow Chips”), which produces vegetable chips and organic potato chips primarily for the Dutch and other European markets. The investment is accounted for under the equity method as the other owners have substantive participating rights that provide them with the more significant influence over the financial performance of Yellow Chips. The investment was measured at fair value as part of the purchase price allocation when we purchased Diamond. However, the initial valuation of Yellow Chips is preliminary and may be adjusted in future quarters. The carrying value of the investment as of July 2, 2016 was $8.6 million. We also have a loan receivable outstanding with Yellow Chips of $1.6 million as of July 2, 2016. Our share of income from Yellow Chips for the period subsequent to February 29, 2016 is not material and is included in other income, net in the Condensed Consolidated Statements of Income.

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

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

We also obtained 26% of the outstanding shares of Metcalfe’s Skinny Limited (“Metcalfe”), owner of Metcalfe’s Skinny Popcorn, a premium ready-to-eat popcorn brand in the United Kingdom, in conjunction with our acquisition of Diamond. The investment is accounted for under the equity method. The investment was measured at fair value as part of the purchase price allocation when we purchased Diamond. However, the initial valuation of Meltcalfe is preliminary and may be adjusted in future quarters. The carrying value of the investment as of July 2, 2016 was $4.3 million. Our share of income from Meltcalfe for the period subsequent to February 29, 2016 is not material and is included in other income, net in the Condensed Consolidated Statements of Income. The agreement with Meltcalfe also includes a call option on the remaining 74% outstanding equity that we or the other shareholders can exercise.

The fair value of equity method investments measured on a non-recurring basis is classified as a Level 3 fair value measurement. The fair value determinations were made using the discounted cash flows under the income approach, which required us to estimate unobservable factors such as the discount rate and identify relevant projected revenue and expenses.
NOTE 10. LONG-TERM DEBT
Long-term debt outstanding consisted of the following:

(in thousands)	July 2, 2016	January 2, 2016
Revolving credit facility	$—	$—
Other long-term debt	1,402,750	388,396
Debt issuance costs, net (1)	(11,345)	(7,554)
Total debt, net	1,391,405	380,842
Current portion of long-term debt	(49,000)	(8,541)
Total long-term debt, net	$1,342,405	$372,301
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
Our revolving credit facility allows us to make revolving credit borrowings of up to $375 million through May 2019. As of July 2, 2016 and January 2, 2016, we had available borrowings on this facility of $375 million. During the first six months of 2016, we borrowed $57.0 million from our revolving credit facility and repaid $57.0 million with the proceeds from our new credit agreement. During the first six months of 2015, there were no repayments or proceeds from our revolving credit facility.
In conjunction with our acquisition of Diamond, we entered into a new senior unsecured credit agreement as amended (the "New Credit Agreement") with the lenders party thereto (the “Term Lenders”) and Bank of America, N.A., as administrative agent. Under the New Credit Agreement, the Term Lenders provided (i) senior unsecured term loans in an original aggregate principal amount of $830 million and maturing five years after the funding date thereunder (the “Five Year Term Loans”) and (ii) senior unsecured term loans in an original aggregate principal amount of $300 million and maturing ten years after the funding date thereunder (the “Ten Year Term Loans”). The $1.13 billion in proceeds from the New Credit Agreement were used to finance, in part, the cash component of the acquisition consideration, to repay indebtedness of Diamond and us, and to pay certain fees and expenses incurred in connection with the Diamond acquisition.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Loans outstanding under the New Credit Agreement bear interest, at our option, either at (i) a Eurodollar rate plus an applicable margin specified in the New Credit Agreement or (ii) a base rate plus an applicable margin specified in the New Credit Agreement. The applicable margin added to the Eurodollar rate or base rate, as the case may be, is subject to adjustment after the end of each fiscal quarter based on changes in our adjusted total net debt-to-EBITDA ratio.
Under the New Credit Agreement the outstanding principal amount of the Five Year Term Loans is payable in equal quarterly installments of $10.375 million on the last business day of each quarter. These payments began in the second quarter of 2016 and continue through December 2020. The remaining unamortized balance is payable on February 28, 2021. The outstanding principal amount of the Ten Year Term Loans is payable in quarterly principal installments of $15.0 million beginning in the second quarter of 2021. The New Credit Agreement also contains optional prepayment provisions.
Our obligations under the New Credit Agreement are guaranteed by all of our existing and future direct and indirect wholly-owned domestic subsidiaries other than any such subsidiaries that, taken together, do not represent more than 10% of the total domestic assets or domestic revenues of the Company and its wholly-owned domestic subsidiaries. The New Credit Agreement contains customary representations, warranties and covenants. The financial covenants include a maximum total debt to EBITDA ratio, as defined in the New Credit Agreement of 4.75 to 1.00 for the first two quarters following the acquisition of Diamond and decreasing over the period of the loan to 3.50 to 1.00 in the eighth quarter following the acquisition. The financial covenants also include a minimum interest coverage ratio of 2.50 to 1.00. Other covenants include, but are not limited to, limitations on: (i) liens, (ii) dispositions of assets, (iii) mergers and consolidations, (iv) loans and investments, (v) subsidiary indebtedness, (vi) transactions with affiliates and (vii) certain dividends and distributions. The New Credit Agreement contains customary events of default, including a cross default provision and change of control provisions. If an event of default occurs and is continuing, we may be required to repay all amounts outstanding under the New Credit Agreement.
In addition, certain covenants and terms associated with our pre-existing credit agreement were amended to agree to the New Credit Agreement in order to accommodate this additional debt. As of July 2, 2016, we were in compliance with all debt covenants.
Total debt issuance costs associated with the New Credit Agreement of approximately $11.0 million were capitalized in late 2015 and the first quarter of 2016 and will be amortized over the life of the loans.
NOTE 11. INCOME TAXES
As of July 2, 2016, we recorded gross unrecognized tax benefits for uncertain tax positions totaling $4.5 million and related interest and penalties of $1.2 million. Of the gross unrecognized benefits, $1.4 million are recorded net with the tax attributes that would be offset. The remainder are recorded in other noncurrent liabilities in the Condensed Consolidated Balance Sheets. Of this total amount, $3.6 million, which includes interest and penalties, would affect the effective tax rate if subsequently recognized. As of January 2, 2016, we recorded gross unrecognized tax benefits totaling $2.7 million and related interest and penalties of $0.9 million in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. We expect certain income tax audits will be settled, positions will be resolved through administrative procedures or statutes of limitations will expire for various tax authorities during the next twelve months, resulting in a potential $0.7 million reduction of the unrecognized tax benefit amount. We classify interest and penalties associated with uncertain tax positions within income tax expense.

Our effective tax rate increased from 35.9% for the second quarter of 2015 to 37.6% for the second quarter of 2016. The increase in our effective income tax rate was due primarily to the transaction costs incurred in 2016 which are not deductible for tax purposes. Our effective tax rate decreased from 35.9% expense for the first six months of 2015 to 35.4% benefit for the first six months of 2016. The difference in the effective income tax rate for the first six months of 2016 compared to the first six months of 2015 was due primarily to the transaction costs incurred in the first six months of 2016 which are not deductible for tax purposes, as well as discrete items recognized in the second quarters of 2016.

We recorded interim tax expense for the second quarter of 2016 using a forecasted annual effective tax rate applied to ordinary income. Certain non-deductible transaction costs and other items related to the acquisition discussed in Note 3 have been included in the forecasted effective tax rate. The effects of changes in anticipated rates applicable to existing deferred tax liabilities have been recorded discretely in the first and second quarter of 2016.

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
The following table summarizes information regarding financial assets and financial liabilities that are measured at fair value as of July 2, 2016 and January 2, 2016.

(in thousands)	Book Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance as of July 2, 2016
Assets:
Cash and cash equivalents	$37,725	$37,725	$—	$—
Restricted cash	714	714	—	—
Total assets	$38,439	$38,439	$—	$—

Liabilities:
Interest rate swaps	$3,701	$—	$3,701	$—
Total liabilities	$3,701	$—	$3,701	$—

Balance as of January 2, 2016
Assets:
Cash and cash equivalents	$39,105	$39,105	$—	$—
Restricted cash	966	966	—	—
Total assets	$40,071	$40,071	$—	$—

Liabilities:
Interest rate swaps	$1,045	$—	$1,045	$—
Total liabilities	$1,045	$—	$1,045	$—
There were no changes among the levels during the first six months of 2016.
The fair value of outstanding debt, including current maturities, was approximately $1,403 million and $391 million as of July 2, 2016 and January 2, 2016, respectively. These Level 2 fair value estimates were based on similar debt with the same maturities, company credit rating and interest rates. Refer to Note 14 for the fair value of the plan assets and benefit obligation associated with the defined benefit pension plan assumed in the acquisition of Diamond. Refer to Note 9 for the fair value of our equity method investments assumed in the acquisition of Diamond.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 13. DERIVATIVE INSTRUMENTS
We are exposed to certain risks relating to our business operations. We use derivative instruments to manage interest rate risks. The fair value of the derivative instrument liability in the Condensed Consolidated Balance Sheets using Level 2 inputs was as follows:

(in thousands)	Balance Sheet Location	July 2, 2016	January 2, 2016
Derivatives designated as hedges:
Interest rate swaps	Other noncurrent liabilities	$(3,701)	$(1,045)
Total fair value of derivative instruments		$(3,701)	$(1,045)
Interest Rate Swaps
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements in order to maintain a desired proportion of fixed to variable-rate debt. These swaps are accounted for as cash flow hedges. The fair value of interest rate swaps was determined utilizing a market approach model using the notional amount of the interest rate swaps and the observable inputs of time to maturity and interest rates. The notional amount of the interest rate swaps designated as hedging instruments as of both July 2, 2016 and January 2, 2016 was $75.0 million.

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
Changes in Other Comprehensive Income
The changes in unrealized losses, net of income tax, included in other comprehensive income due to fluctuations in interest rates were as follows:

	Quarter Ended		Six Months Ended
(in thousands)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
(Losses)/gains on interest rate swaps, net of income tax benefit/(expense) of $319, $(527), $1,028 and $(2), respectively	$(503)	$845	$(1,627)	$4
Total change in unrealized losses from derivative instruments, net of income tax (effective portion)	$(503)	$845	$(1,627)	$4
NOTE 14. RETIREMENT PLANS
As part of our acquisition of Diamond, we acquired a retiree medical plan as well as a defined benefit pension plan. The defined benefit pension plan is a qualified plan covering all bargaining unit employees. Plan assets are held in trust and primarily include mutual funds and money market accounts. Employees who joined Diamond subsequent to January 15, 1999 are not entitled to retiree medical benefits. In addition, the defined benefit pension plan was frozen on July 31, 2010 in conjunction with the execution of a new union contract.
The liability associated with the defined benefit pension plan was revalued in purchase accounting to approximately $11.1 million as of February 29, 2016. This consisted of a benefit obligation of $26.7 million which was partially offset by plan assets of $15.6 million. The weighted-average discount rate assumption used to determine the benefit obligation was 4.00%. Other assumptions remained consistent with those used in Diamond's most recent valuation as of July 31, 2015. The liability associated with the defined benefit pension plan was $11.1 million as of July 2, 2016 and is included in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The value assigned to the defined benefit pension plan is still preliminary and subject to change as we finalize purchase accounting associated with the acquisition of Diamond. Amounts recognized in the Condensed Consolidated Statements of Income were not material for the second quarter or first six months of 2016.
The liability associated with the retiree medical plan and the associated impact on the income statement are not material.
NOTE 15. COMMITMENTS AND CONTINGENCIES
Contractual Obligations
In order to mitigate the risks of volatility in commodity markets to which we are exposed, we entered into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Purchase commitments for certain ingredients, packaging materials and energy totaled $155.3 million as of July 2, 2016, as compared to $97.2 million as of January 2, 2016. The increase in purchase commitments was due to additional commitments from Diamond. In addition to these commitments, we have contracts for certain ingredients and packaging materials where we have secured a fixed price but do not have a minimum purchase quantity. We generally contract from approximately three to twelve months in advance for certain major ingredients and packaging. We also have contracts with walnut growers where we have secured a minimum purchase quantity but no pricing terms. These contracts can extend out from one to three years.

We have a contract to receive services from our syndicated market data provider through 2023. Our commitment for these services range from $3 million to $4 million each year throughout the life of the contract.
We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $11.9 million as of July 2, 2016, $4.7 million of which relates to Diamond. The total amount of letters of credit as of January 2, 2016 was $9.2 million.
As a result of the acquisition of Diamond, we obtained certain non-cancelable operating leases and capital leases. As of July 2, 2016, the future minimum payments under the acquired operating leases (primarily for real property) were as follows:

(in thousands)	Amount
Remainder of 2016	$2,409
2017	4,580
2018	4,234
2019	4,158
2020	4,181
Thereafter	10,736
Total operating lease commitments	$30,298
Future minimum payments under the legacy Snyder's-Lance operating leases remain consistent with our disclosure in our 2015 Form 10-K.
As of July 2, 2016, the future minimum payments under the acquired capital leases (primarily for real property) were as follows:

(in thousands)	Amount
Remainder of 2016	$1,545
2017	1,759
2018	1,594
2019	1,049
2020	333
Thereafter	—
Total minimum payments	6,280
Less amount representing interest	(217)
Present value of capital lease obligations	$6,063

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Guarantees
We currently provide a partial guarantee for loans made to IBOs by third-party financial institutions for the purchase of route businesses. The outstanding aggregate balance on these loans was approximately $138.5 million as of July 2, 2016 compared to approximately $139.3 million as of January 2, 2016. The annual maximum amount of future payments we could be required to make under the guarantee equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the route businesses for which the loans are made. Accordingly, we have the ability to recover substantially all of the outstanding loan value upon default, and our liability associated with this guarantee is not material.

Legal Matters

All Natural Litigation
We have certain class action legal proceedings filed against us which allege that certain ingredients in some of our products that are labeled as “natural” and “all natural” are not natural. Although we believe that we have strong defenses against these claims, we reached a settlement agreement in the third quarter of 2015 in order to avoid the costs and uncertainty of litigation. The settlement amount of $2.8 million is accrued in other payables and accrued liabilities in the Condensed Consolidated Balance Sheets at the end of the second quarter of 2016.

IBO Litigation
In January 2013, plaintiffs comprised of IBOs filed a putative class action against our distribution subsidiary, S-L Distribution Company, Inc., in the Suffolk Superior Court of the Commonwealth of Massachusetts. The lawsuit was transferred to the United States District Court, Middle District of Pennsylvania. The lawsuit sought statewide class certification on behalf of a class comprised of IBOs in Massachusetts. The plaintiffs allege that they were misclassified as independent contractors and should be considered employees. The plaintiffs were seeking reimbursement of their out-of-pocket business expenses. We believe we have strong defenses to all the claims that have been asserted against us. On December 22, 2015, the parties to this litigation reached a tentative settlement on a class wide basis. We do not admit any fault or liability in this matter; however, in an effort to resolve these claims, we agreed to pay $2.9 million to fully resolve the litigation. This amount was paid in the second quarter of 2016.
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

On February 19, 2016, the Court set oral argument for March 15, 2016. On February 25, 2016, Diamond informed the Court of its pending merger with Snyder’s-Lance, Inc. and filed a request to continue oral argument. On February 29, 2016, the Court issued an order removing oral argument from the Court’s calendar and ordered the parties to submit letters to the Court on the status of the merger. On March 3, 2016, Diamond submitted a letter in response to the Court’s Order, informing the Court that Diamond Foods, Inc. no longer exists as a corporate entity due to the completion of the merger. On March 25, 2016, Diamond submitted to the Court the parties’ agreed upon briefing schedule for a motion to dismiss, setting Diamond’s motion filing for April 4, 2016; Appellants’ opposition for May 4, 2016; and Diamond’s reply for May 18, 2016. On April 4, 2016, Diamond filed its Motion to Dismiss and on June 9, 2016, the Court granted the Motion and dismissed the appeal. On June 28, 2016, an objection was raised with an offer to settle. The parties continue to engage in discussions with respect to the settlement of the matter.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Merger-related Litigation
On November 10, 2015, a putative class action lawsuit was filed on behalf of Diamond stockholders in the Court of Chancery of the State of Delaware. The complaint names as defendants Diamond, the members of Diamond’s board of directors, Snyder’s-Lance, Merger Sub I and Merger Sub II. The complaint generally alleges, among other things, that the members of Diamond’s board of directors breached their fiduciary duties to Diamond’s stockholders in connection with negotiating, entering into and approving the merger agreement with Snyder’s-Lance, Inc. The complaint additionally alleges that Snyder’s-Lance, Merger Sub I and Merger Sub II aided and abetted such breaches of fiduciary duties. The complaint sought injunctive relief, including the enjoinment of the merger, certain other declaratory and equitable relief, damages, costs and fees. An amended complaint was filed on December 21, 2015. The amended complaint adds further allegations related to the merger process and disclosures contained in the Registration Statement on Form S-4 filed by Snyder’s-Lance on November 25, 2015. On January 15, 2016, plaintiff filed a motion for expedited proceedings requesting a preliminary injunction and expedited discovery, which the Court denied on February 3, 2016. On January 19, 2016, another action was filed in Delaware similar to the above matter. A schedule has not yet been set for briefing of anticipated motions to dismiss the complaints. If we determine that a loss is possible and a range of the loss can be reasonably estimated, we will disclose the range of the possible loss.

Appraisal Proceedings
On February 25, 2016, Cede & Co., on behalf of Blueblade Capital Opportunities LLC (“Blueblade I”), sent an appraisal demand letter to Diamond with respect to 211,574 shares of Diamond common stock, purportedly held in connection with our acquisition of Diamond. On the same date, Cede & Co., on behalf of Blueblade Capital Opportunities II LLC ("Blueblade II," and together with Blueblade I, "Blueblade"), sent a second appraisal demand letter to Diamond with respect to 119,008 shares of Diamond common stock.  Under Section 262 of the Delaware General Corporation Law, certain stockholders may be entitled to an appraisal of the fair value of the stockholders’ shares. Blueblade claims that the price we paid for Diamond was less than its fair value. A petition for appraisal was filed by Blueblade in the Court of Chancery in the State of Delaware on June 27, 2016. As of July 2, 2016, we have accrued $12.4 million associated with these claims in other payables and accrued liabilities in our Condensed Consolidated Balance Sheets, which is equal to the amount of merger consideration these shareholders would have received in the Diamond acquisition. We have also accrued an immaterial amount for potential settlement of these claims.
California Labor Code Litigation
Former employee Patricia Sparks filed a putative class action lawsuit against Diamond on November 25, 2015 in San Francisco Superior Court alleging Diamond’s violation of the California Labor Code by failing to include on wage statements the start date of the pay period and by failing to include on wage statements the name and address of legal entity that is the employer.  Plaintiff amended her complaint on January 4, 2016 to add a claim for penalties under California’s Private Attorneys General Act based on the same underlying violations.  Diamond timely answered the First Amended Complaint on March 7, 2016.  The parties attended the initial case management conference on May 2, 2016 and a further case management conference occurred on August 1, 2016. Mediation is scheduled to occur on September 19, 2016. Adjudication or resolution of the claims asserted in this action could have a material impact on our business or financial condition. We accrued $8.3 million associated with this outstanding claim in the Diamond opening balance sheet as that represents our best estimate of the probable liability at that time. This accrual remains outstanding and is included in other payables and accrued liabilities in our Condensed Consolidated Balance Sheets as of July 2, 2016. We will adjust this accrual as we obtain additional information related to this estimate.

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

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 16. RELATED PARTY TRANSACTIONS
We have two facilities used to support distribution of our products in the northeastern United States that are leased from an entity owned by two of our employees. One of the employees is Peter L. Michaud, an officer of the Company. There were $0.1 million in lease payments made for these facilities in the second quarters of both 2016 and 2015 and $0.2 million for the first six months of both 2016 and 2015.
One of the members of our Board of Directors, Lawrence Jackson, is also a member of the Board of Directors of Information Resources, Inc. ("IRI"), who we began using as our syndicated market data provider at the end of 2015. Total payments made to IRI for these services in the second quarter and first six months of 2016 were $0.8 million and $1.6 million, respectively.
ARWCO Corporation, MAW Associates, LP and Warehime Enterprises, Inc. are significantly owned or controlled by Patricia A. Warehime, a member of our Board of Directors and a beneficial owner of more than 5% of our common stock. Among other unrelated business activities, these entities provide financing to IBOs for the purchase of route businesses. We have entered into loan service agreements with these related parties that allow us to repurchase certain distribution assets in the event an IBO defaults on a loan with the related party. We are required to repurchase the assets 30 days after default at the value as defined in the loan service agreement, which approximates fair market value. As of July 2, 2016, there were outstanding loans made to IBOs by the related parties of approximately $24.8 million, compared to $28.0 million as of January 2, 2016. Michael A. Warehime, our former Chairman of the Board, who passed away in August 2014, served as an officer and/or director of these entities. Patricia A. Warehime is the executrix, trustee and principal beneficiary of Mr. Warehime's estate and trust. Transactions with these related parties are primarily related to the collection and remittance of loan payments on notes receivable held by the affiliates. If IBOs default on loans, the related parties will purchase inventory in order to service the routes prior to our requirement to repurchase the routes assets. Revenue from the sale of inventory to these related parties was approximately $0.1 million for the second quarters of 2016 and 2015, and $0.3 million and $0.2 million for the first six months of 2016 and 2015, respectively. In addition, we are reimbursed for certain overhead and administrative services associated with the services provided to these related parties. The receivables from, payables to and administrative fees from these entities are not significant for any period presented.
One of our directors, C. Peter Carlucci, Jr., is a member of Eckert Seamans Cherin & Mellott, LLC (“Eckert”), which serves as one of our outside legal firms. Expenses incurred for services provided by Eckert were $0.1 million for the second quarters of both 2016 and 2015, and $0.2 million and $0.5 million for the first six months of 2016 and 2015, respectively.
NOTE 17. OTHER COMPREHENSIVE INCOME
Total comprehensive income attributable to us, determined as net income adjusted by total other comprehensive income, was a loss of $4.9 million and income of $18.2 million for the second quarter of 2016 and 2015, respectively, and a loss of $24.8 million and income of $27.5 million for the first six months of 2016 and 2015, respectively. Total other comprehensive income presently consists of foreign currency translation adjustments and unrealized gains and losses from our derivative financial instruments accounted for as cash flow hedges.
Amounts reclassified out of accumulated other comprehensive income, net of tax, consisted of the following:

		Quarter Ended		Six Months Ended
(in thousands)	Income Statement Location	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Losses on cash flow hedges reclassified out of accumulated other comprehensive income:
Interest rate swaps, net of tax of $104, $104, $202, and $160, respectively	Interest expense, net	$(164)	$(167)	$(319)	$(256)
Total amounts reclassified from accumulated other comprehensive income		$(164)	$(167)	$(319)	$(256)

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

During the first six months of 2016, changes to the balance in accumulated other comprehensive income were as follows:

(in thousands)	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of January 2, 2016	$(630)	$—	$(630)

Other comprehensive loss before reclassifications	(1,946)	(17,415)	(19,361)
Losses reclassified from accumulated other comprehensive income	319	—	319
Net other comprehensive loss	(1,627)	(17,415)	(19,042)

Balance as of July 2, 2016	$(2,257)	$(17,415)	$(19,672)
During the first six months of 2015, changes to the balance in accumulated other comprehensive income were as follows:

(in thousands)	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of January 3, 2015	$(270)	$(737)	$(1,007)

Other comprehensive loss before reclassifications	(252)	(447)	(699)
Losses reclassified from accumulated other comprehensive income	256	—	256
Net other comprehensive income/(loss)	4	(447)	(443)

Balance as of July 4, 2015	$(266)	$(1,184)	$(1,450)
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
Revenue by Product Category
Net revenue by product category was as follows:

	Quarter Ended		Six Months Ended
(in thousands)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Branded	$444,156	$309,302	$770,772	$593,992
Culinary	46,415	—	60,790	—
Partner brand	78,958	77,649	155,786	154,731
Other	39,971	44,477	84,917	85,046
Net revenue	$609,500	$431,428	$1,072,265	$833,769

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Due to the acquisition of Diamond, prior year Partner brand revenues from the sale of Kettle Brand® potato chips are now classified as Branded revenues. For the second quarter and first six months of 2015, we have reclassified $9.6 million and $17.6 million, respectively, of Partner brand revenue associated with Kettle Brand® potato chips to Branded revenue to be consistent with current year presentation.

In addition, we added "Culinary" as a new product category during the first quarter of 2016. This new product category will include all revenue from our newly acquired Diamond of California® brand, which is primarily focused on culinary nuts. The separate category was added due to the nature of the brand and its seasonality and price fluctuations.
NOTE 19. SIGNIFICANT CUSTOMERS
Sales to our largest retail customer, Wal-Mart Stores, Inc. ("Wal-Mart"), either through IBOs or direct distribution network, were approximately 13% and 12% and of net revenue for the second quarters of 2016 and 2015, respectively, and 13% for the first six months of both 2016 and 2015. Our sales to Wal-Mart do not include sales of our products that may be made to Wal-Mart by third-party distributors outside our direct-store delivery ("DSD") distribution network. Sales to these third-party distributors represent approximately 5% of our net revenue and may increase sales of our products to Wal-Mart by an amount we are unable to estimate. Accounts receivable as of July 2, 2016 and January 2, 2016, included receivables from Wal-Mart totaling $24.2 million and $19.0 million, respectively.
NOTE 20. SUBSEQUENT EVENTS
Cash Dividend Declared
On August 4, 2016, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on August 31, 2016 to stockholders of record on August 23, 2016.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an assessment of our financial condition, results of operations, and liquidity and capital resources and should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes to the financial statements. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended January 2, 2016, and those described from time to time in our other reports filed with the Securities and Exchange Commission, including Item 1A. Risk Factors of Part II of this Quarterly Report on Form 10-Q.
Management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. We routinely evaluate our estimates, including those related to sales and promotional allowances, customer returns, allowances for doubtful accounts, inventory valuations, useful lives of fixed assets and related impairment, long-term investments, hedge transactions, goodwill and intangible asset valuations and impairments, payable to growers, incentive compensation, income taxes, self-insurance, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.
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

The strategic combination of Snyder's-Lance and Diamond brings together two established companies with strong brands and creates an innovative, highly complementary and diversified portfolio of branded snacks. Diamond is a leading snack food company with five brands including Kettle Brand® potato chips, KETTLE® Chips, Pop Secret® popcorn, Emerald® snack nuts and Diamond of California® culinary nuts. The transaction expands our footprint in "better-for-you" snacking and increases our existing natural food channel presence. We expect that this transaction will expand and strengthen our National Distribution Network, and provide us with a platform for growth in the United Kingdom and across Europe. We believe we are now even better positioned in the growing snack food industry, and we continue to see significant opportunities for both cost and revenue synergies which we expect to deliver earnings accretion and support further investment behind our brands. The integration of Diamond is on track with key milestones achieved in the second quarter of 2016.

Second Quarter Performance
The second quarter was our first full quarter incorporating the financial results of Diamond. All financial comparisons to the prior year are compared against the legacy Snyder’s-Lance results, where the prior year does not include any contribution from Diamond.

The acquisition of Diamond continued to have a significant impact on the results, including the following:

•
Diamond provided incremental net revenue of $183.8 for the second quarter of 2016. Note that a portion of Diamond revenue was eliminated in consolidation as it was sold to other Snyder's-Lance subsidiaries for distribution through our DSD network.

•	We recognized transaction and integration related expenses associated with the acquisition of Diamond of $10.6 million for the second quarter of 2016.

We expect to continue to incur certain integration related expenses throughout the remainder of 2016, primarily severance and retention costs. However, these integration related costs should decline through the remainder of the year.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The snack food industry as a whole remains highly competitive with additional brands and snack food categories joining the market, which is providing consumers with more snacking choices than ever before. The more established snack food brands have been under pressure to compete as consumers expand their purchases of snack foods to include these new snack food categories and brands. As a result, our branded sales volume for the legacy Snyder's-Lance business increased approximately 3% during the second quarter of 2016, but the majority of this increase was offset by higher promotional activity.

Our performance in the second quarter was led by our Lance®, Snack Factory®, and Cape Cod® brands, all of which realized net revenue growth compared to second quarter of 2015. Snyder's of Hanover® revenue for the second quarter declined, although trends improved relative to the first quarter of 2016.

Kettle Brand® continued to produce solid results despite challenges at a significant customer, and provides opportunities for additional growth through innovation and distribution. Emerald® recently completed a significant renovation of packaging and flavor profiles and the recent results are encouraging. Pop Secret® lost market share(1) in a declining category as a result of competitive pressures both from ready to eat popcorn as well as other brands within the category.

During the second quarter we reduced costs and drove operational efficiencies which favorably impacted our profitability for the second quarter compared to the prior year. Our manufacturing plants are running more efficiently and our selling, general and administrative expenses were down as a percentage of revenue compared to the prior year despite increased marketing and advertising costs.

(1) All information regarding our brand market positions in the United States included in this report on Form 10-Q is from Information Resources, Inc. ("IRI") using their Total US MULO index, which covers the majority of our total net revenue and is based on retail dollar sales. The Total US MULO index excludes certain club customers as well as the export, vending, food service and convenience store channels.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended July 2, 2016 Compared to Quarter Ended July 4, 2015

	Quarter Ended				Favorable/ (Unfavorable) Variance
(in thousands)	July 2, 2016		July 4, 2015
Net revenue	$609,500	100.0%	$431,428	100.0%	$178,072	41.3%
Cost of sales	391,217	64.2%	279,945	64.9%	(111,272)	(39.7)%
Gross profit	218,283	35.8%	151,483	35.1%	66,800	44.1%
Selling, general and administrative	167,519	27.5%	121,844	28.2%	(45,675)	(37.5)%
Transaction and integration related expenses	10,634	1.7%	—	—%	(10,634)	(100.0)%
Impairment charges	489	0.1%	—	—%	(489)	(100.0)%
Gain on sale of route businesses, net	(155)	—%	(74)	—%	81	109.5%
Other income, net	(987)	(0.2)%	(110)	—%	877	797.3%
Income before interest and income taxes	40,783	6.7%	29,823	6.9%	10,960	36.8%
Interest expense, net	9,361	1.5%	2,671	0.6%	(6,690)	(250.5)%
Income before income taxes	31,422	5.2%	27,152	6.3%	4,270	15.7%
Income tax expense	11,805	2.0%	9,758	2.3%	(2,047)	(21.0)%
Net income	$19,617	3.2%	$17,394	4.0%	$2,223	12.8%
Net Revenue
Net revenue by product category was as follows:

	Quarter Ended				Favorable/ (Unfavorable) Variance
(in thousands)	July 2, 2016		July 4, 2015
Branded	$444,156	72.9%	$309,302	71.7%	$134,854	43.6%
Culinary	46,415	7.5%	—	—%	46,415	100.0%
Partner brand	78,958	13.0%	77,649	18.0%	1,309	1.7%
Other	39,971	6.6%	44,477	10.3%	(4,506)	(10.1)%
Net revenue	$609,500	100.0%	$431,428	100.0%	$178,072	41.3%

Due to the acquisition of Diamond, prior year Partner brand revenues from the sale of Kettle Brand® potato chips are now classified as Branded revenues. For the second quarter of 2015, we have reclassified $9.6 million of Partner brand revenue associated with Kettle Brand® potato chips to Branded revenue to be consistent with our current year presentation.
Overall net revenue increased $178.1 million, or 41.3%, compared to the second quarter of 2015, primarily due to increased revenue associated with the contribution of Diamond. Excluding the revenue increase from Diamond, overall net revenue declined 1.3%. The increase in legacy Snyder's-Lance Branded and Partner brand revenue was more than offset by a decline in our Other revenue category.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table reflects revenue by product category adjusted for incremental revenue attributable to the acquisition of Diamond and compares net revenue excluding Diamond for the second quarter of 2016 to net revenue for the second quarter of 2015:

(in millions)	Q2 2016 Net Revenue	Incremental Diamond Net Revenue	Q2 2016 Net Revenue excluding Diamond (1)	Q2 2015 Net Revenue	Favorable/ (Unfavorable) Variance
Branded	$444,156	$133,724	$310,432	$309,302	$1,130	0.4%
Culinary	46,415	46,415	—	—	—	—%
Partner brand	78,958	—	78,958	77,649	1,309	1.7%
Other	39,971	3,655	36,316	44,477	(8,161)	(18.3)%
Net revenue	$609,500	$183,794	$425,706	$431,428	$(5,722)	(1.3)%
(1) The non-GAAP measure and related comparisons in the table above should be considered in addition to, not as a substitute for, our net revenue disclosure, as well as other measures of financial performance reported in accordance with GAAP, and may not be comparable to similarly titled measures used by other companies. Our management believes the presentation of second quarter 2016 Net Revenue excluding Diamond is useful for providing increased transparency and assisting investors in understanding our ongoing operating performance.
Branded net revenue increased $134.9 million, or 43.6%, compared to the second quarter of 2015, due to incremental revenue from Diamond. Branded net revenue, adjusted for Diamond, was up $1.1 million, or 0.4%, compared to the second quarter of 2015. Overall branded volume increased approximately 3% compared to the second quarter of 2015, but this was partially offset by additional promotional activity necessary to drive sales in a highly competitive environment. All of our legacy Snyder's-Lance Core brands increased market share for the 13-week period ended July 10, 2016 in the IRI covered channels.
Our Lance® branded products continued to build on the momentum generated in 2015, as a result of quality and packaging improvements from our renovation project that began in 2014. These improvements, as well as a strong innovation pipeline which includes several new gluten-free offerings, have been driving more repeat customers. The net revenue increase in our Lance® branded products was due to increased distribution primarily in the club channel, partially offset by a higher promotional activities. Our Snack Factory® Pretzel Crisps® branded products increased revenue through expanded distribution and household penetration during the second quarter of 2016, growing primarily through the grocery channel. Our Cape Cod® branded products continued to increase market share in a growing kettle potato chip market due to higher sales in the grocery and mass channels. Although our recent distribution gains have leveled off compared to the prior year, the continued positive trends led to low single-digit revenue growth in our Cape Cod® products during the second quarter of 2016, as we continue to focus on innovation.
The positive trends in our Lance®, Snack Factory® Pretzel Crisps® and Cape Cod® brands were partially offset by headwinds faced by both Snyder's of Hanover® and Late July®. For Late July® while the brand continued to gain market share in the grocery and natural channels, the decline in net revenue was driven by the timing of a promotional event in the club channel, which is not measured in our IRI reported data. For Snyder's of Hanover®, the revenue decline was primarily due to overall softness in the pretzel category and additional promotional activity necessary as a result of increased pressure from competitive salty categories. We have seen both revenue and market share trends improve relative to our first quarter performance and we will continue to leverage our marketing, manufacturing and sales expertise to renovate and energize the pretzel category and our Snyder’s of Hanover® brand. Revenue from our Allied branded products (Tom's®, Archway®, Jays®, Stella D'oro®, EatSmart Snacks™, Krunchers!® and O-Ke-Doke®) was relatively consistent in the second quarter of 2016 compared to the second quarter of 2015.
Partner brand net revenue increased $1.3 million, or 1.7%, in the second quarter of 2016 compared to the second quarter of 2015 due to obtaining new partner brand products for distribution.
Other net revenue, excluding revenue from Diamond, decreased $8.2 million, or 18.3%, from the second quarter of 2015 and was consistent with the Company's expectations. The decline in net revenue was primarily due to the planned exit of certain contract manufacturing agreements as well as increased capacity utilization for certain branded products.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit
Gross profit increased $66.8 million in the second quarter of 2016 compared to the second quarter of 2015, and increased 0.7% as a percentage of revenue. The increase in gross profit was due to increased revenue as a result of the contribution from Diamond.
Excluding the impact of Diamond, gross margin increased approximately 2% as a percentage of revenue due to productivity improvements resulting from the Company's margin enhancement initiatives and procurement savings. This was partially offset by higher promotional spending of $5.4 million and the negative impact of certain walnut contracts acquired with Diamond.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $45.7 million in the second quarter of 2016, compared to the second quarter of 2015, but decreased 0.7% as a percentage of revenue. The increase in selling, general and administrative expenses was due to additional expenses attributable to Diamond. Our lower operating expenses as a percentage of revenue benefited from Diamond-related synergies, margin enhancement initiatives and improved freight rates primarily associated with lower fuel prices. This was partially offset by the planned higher marketing and advertising expenses to support our pretzel brands, Snyder's of Hanover® and Snack Factory® Pretzel Crisps®, as well as increased incentive compensation expense due to improved performance.

Transaction and Integration Related Expenses
We recognized $10.6 million in Diamond transaction and integration related expenses during the second quarter of 2016. These expenses included $2.9 million of severance and retention benefits, $2.8 million of accelerated stock-based compensation which were recognized due primarily to change in control provisions and severance agreements with Diamond personnel. The remaining costs were primarily professional fees and legal costs associated with the integration of Diamond. We expect to continue to incur certain integration related expenses throughout the remainder of 2016.

Impairment Charges
We recorded $0.5 million of fixed asset impairment charges during in the second quarter of 2016 related to IT hardware and software as part of our integration plan.

Gain on the Sale of Route Businesses, Net
Net gains on the sale of route businesses for the second quarter of 2016 consisted of $0.3 million in gains and $0.1 million in losses. In the second quarter of 2015, net gains on the sale of route businesses consisted of $0.4 million in gains and $0.3 million in losses on the sale of route businesses. The majority of the route business sales in both years were due to route reengineering projects that were initiated in order to maximize the efficiency of route territories for the independent business owners ("IBO").

Other Income, Net
Other income, net increased $0.9 million in the second quarter of 2016 compared to the second quarter of 2015 primarily due to a gain associated with a business interruption claim.

Interest Expense, Net
Interest expense increased approximately $6.7 million in the second quarter of 2016 compared to the second quarter of 2015. The increase in net interest expense was the result of additional debt utilized to finance the acquisition of Diamond. We expect higher interest expense in future quarters due to our increased long-term debt.

Income Tax Expense
Our effective income tax rate increased to 37.6% for the second quarter of 2016 from 35.9% for the second quarter of 2015. The increase in the effective income tax rate was due primarily to the transaction costs incurred in 2016 which are not deductible for tax purposes.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended July 2, 2016 Compared to Six Months Ended July 4, 2015

	Six Months Ended				Favorable/ (Unfavorable) Variance
(in thousands)	July 2, 2016		July 4, 2015
Net revenue	$1,072,265	100.0%	$833,769	100.0%	$238,496	28.6%
Cost of sales	711,828	66.4%	542,924	65.1%	(168,904)	(31.1)%
Gross profit	360,437	33.6%	290,845	34.9%	69,592	23.9%
Selling, general and administrative	291,708	27.2%	243,768	29.2%	(47,940)	(19.7)%
Transaction and integration related expenses	59,940	5.6%	—	—%	(59,940)	(100.0)%
Impairment charges	863	0.1%	—	—%	(863)	(100.0)%
Gain on sale of route businesses, net	(691)	(0.1)%	(867)	(0.1)%	(176)	(20.3)%
Other income, net	(1,284)	(0.1)%	(846)	(0.1)%	438	51.8%
Income before interest and income taxes	9,901	0.9%	48,790	5.9%	(38,889)	(79.7)%
Loss on early extinguishment of debt	4,749	0.4%	—	—%	(4,749)	(100.0)%
Interest expense, net	14,090	1.3%	5,138	0.6%	(8,952)	(174.2)%
(Loss)/income before income taxes	(8,938)	(0.8)%	43,652	5.3%	(52,590)	nm
Income tax expense/(benefit)	(3,161)	(0.3)%	15,676	1.9%	18,837	nm
Net income/(loss)	$(5,777)	(0.5)%	$27,976	3.4%	$(33,753)	nm
nm = not meaningful
Net Revenue
Net revenue by product category was as follows:

	Six Months Ended				Favorable/ (Unfavorable) Variance
(in thousands)	July 2, 2016		July 4, 2015
Branded	$770,772	71.9%	$593,992	71.2%	$176,780	29.8%
Culinary	60,790	5.7%	—	—%	60,790	100.0%
Partner brand	155,786	14.5%	154,731	18.6%	1,055	0.7%
Other	84,917	7.9%	85,046	10.2%	(129)	(0.2)%
Net revenue	$1,072,265	100.0%	$833,769	100.0%	$238,496	28.6%
Due to the acquisition of Diamond, prior year Partner brand revenues from the sale of Kettle Brand® potato chips are now classified as Branded revenues. For the first six months of 2015, we have reclassified $17.6 million of Partner brand revenue associated with Kettle Brand® potato chips to Branded revenue to be consistent with our current year presentation.
Overall net revenue increased $238.5 million, or 28.6%, compared to the first six months of 2015, primarily due to increased revenue associated with the contribution from Diamond during the first six months of 2016. Excluding the revenue increase from Diamond, overall net revenue declined 1.0%, driven by decreases in our legacy Snyder's-Lance Branded and Other revenue categories.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table reflects revenue by product category adjusted for incremental revenue attributable to the acquisition of Diamond and compares the net revenue excluding Diamond for the first six months of 2016 to net revenue for the first six months of 2015:

(in millions)	First Six Months 2016 Net Revenue	Incremental Diamond Net Revenue	First Six Months 2016 Net Revenue excluding Diamond (1)	First Six Months 2015 Net Revenue	Favorable/ (Unfavorable) Variance
Branded	$770,772	$181,237	$589,535	$593,992	$(4,457)	(0.8)%
Culinary	60,790	60,790	—	—	—	—%
Partner brand	155,786	—	155,786	154,731	1,055	0.7%
Other	84,917	5,009	79,908	85,046	(5,138)	(6.0)%
Net revenue	$1,072,265	$247,036	$825,229	$833,769	$(8,540)	(1.0)%
(1) The non-GAAP measure and related comparisons in the table above should be considered in addition to, not as a substitute for, our net revenue disclosure, as well as other measures of financial performance reported in accordance with GAAP, and may not be comparable to similarly titled measures used by other companies. Our management believes the presentation of 2016 Net Revenue excluding Diamond is useful for providing increased transparency and assisting investors in understanding our ongoing operating performance.
Branded net revenue increased $176.8 million, or 29.8%, compared to the first six months of 2015, due to incremental revenue from Diamond, and partially offset by a decline in legacy Snyder's-Lance Branded net revenue. Branded net revenue, adjusted for Diamond, was down $4.5 million, or 0.8%, compared to the first six months of 2015. Overall branded volume increased approximately 3% as most of our Core brands continued to increase market share in the IRI covered channels. This was more than offset by additional promotional activity necessary to drive sales in a highly competitive environment. Core brands were down 0.7% primarily due to the decrease in Snyder's of Hanover®, partially offset by increased net revenues in Lance®, Cape Cod®, and Late July®. Revenue from our Allied branded products was relatively consistent in the first six months of 2016 compared to the first six months of 2015.
Partner brand net revenue increased $1.1 million, or 0.7%, in the first six months of 2016 compared to the first six months of 2015 due to obtaining new Partner brand products for distribution.
Other net revenue, excluding revenue from Diamond, decreased $5.1 million, or 6.0%, from the second quarter of 2015. The decline in net revenue was primarily due to the planned exit of certain contract manufacturing agreements as well as increased capacity utilization for certain branded products.
Gross Profit
Gross profit increased $69.6 million in the first six months of 2016 compared to the first six months of 2015 but declined 1.3% as a percentage of revenue. The increase in gross profit was primarily due to increased revenue as a result of the contribution from Diamond. However, gross margin as a percentage of revenue declined primarily due to the required inventory step-up in purchase accounting related to the Diamond acquisition. Included in the first six months of 2016 was $15.6 million of additional cost of sales generated by the inventory step-up that was not present in the first six months of 2015. This decreased our gross margin as a percentage of revenue by 1.5%. We also realized higher promotional spending of $12.8 million and the negative impact of certain walnut contracts acquired with Diamond. These additional expenses were partially offset by productivity improvements resulting from the Company's margin enhancement initiatives and procurement savings.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $47.9 million in the first six months of 2016 compared to the first six months of 2015, but decreased 2.0% as a percentage of net revenue. The increase in selling, general and administrative expenses was due to additional expenses attributable to Diamond. Our lower operating expenses as a percentage of revenue benefited from Diamond-related synergies, margin enhancement initiatives and improved freight rates primarily associated with lower fuel prices.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Transaction and Integration Related Expenses
We recognized $59.9 million in Diamond transaction and integration related expenses during the first six months of 2016. These expenses included $15.9 million of severance and retention benefits, $16.1 million of accelerated stock-based compensation which was recognized due primarily to change in control provisions and severance agreements with Diamond personnel. The remaining costs were primarily professional fees and legal costs associated with the integration of Diamond.
Impairment Charges
For the first six months of 2016 we incurred impairment charges of $0.9 million related to IT equipment as part of our integration plan, and other machinery and equipment related to the discontinuation of manufacturing certain products.
Gain on the Sale of Route Businesses, Net
Net gains on the sale of route businesses for the first six months of 2016 consisted of $1.3 million in gains and $0.6 million in losses. In the first six months of 2015, net gains on sale of route businesses consisted of $1.5 million in gains and $0.6 million in losses. The majority of the route business sales in both years were due to route reengineering projects that were initiated in order to maximize the efficiency of route territories for the independent business owners ("IBO").

Other Income, Net
Other income, net increased $0.4 million in the first six months of 2016 compared to the first six months of 2015, primarily due to a gain associated with a business interruption claim.

Loss on Early Extinguishment of Debt
In February of 2016, using available borrowings from our existing credit facilities, we repaid our $100 million private placement senior notes which were due in June 2017. The total repayment was approximately $106 million, and resulted in a loss on early extinguishment of approximately $4.7 million.
Interest Expense, Net
Interest expense increased approximately $9.0 million in the first six months of 2016, compared to the first six months of 2015. The increase in net interest expense was the result of additional debt utilized to finance the acquisition of Diamond.
Income Tax Expense
We had an effective income tax benefit of 35.4% for the first six months of 2016, compared to effective income tax expense of 35.9% for the first six months of 2015.

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
Cash Flows
The following table sets forth a summary of our cash flows for the six months ended July 2, 2016 and July 4, 2015:

(in thousands)	July 2, 2016	July 4, 2015
Net cash provided by/(used in):
Operating activities	$69,160	$49,255
Investing activities	(1,052,094)	(18,914)
Financing activities	981,965	(23,095)
Effect of exchange rate changes on cash	(411)	—
Net (decrease)/increase in cash and cash equivalents	$(1,380)	$7,246
Operating Cash Flows
Overall, cash flow provided by operating activities increased $19.9 million in the first six months of 2016 compared to the first six months of 2015. The increase in net cash provided by operating activities was primarily driven by significantly more positive trends in working capital than the same period in the prior year. The majority of the positive working capital in the first six months of 2016 was associated with a significant reduction in Diamond-related inventory subsequent to the acquisition. The reduction in inventory was primarily due to the sale of finished goods inventory which included a purchase accounting adjustment, in addition to the timing of the purchase and sale of walnut inventory. In the first six months of 2015, there were certain negative working capital trends including increased accounts receivable and inventory, as well as a decrease in accrued compensation.
Investing Cash Flows
Cash used in investing activities totaled $1.1 billion in the first six months of 2016, compared with $18.9 million of cash used in investing activities in the first six months of 2015. The increase in cash used in investing activities during the first six months of 2016 was primarily driven by the acquisition of Diamond, for which the cash portion of the purchase price was approximately $1.0 billion.
Capital expenditures for fixed assets, principally manufacturing equipment, were $37.3 million for the first six months of 2016, compared to $22.9 million for the first six months of 2015. For 2016, we expect total capital expenditures of approximately $80 million to $85 million, compared to $51.5 million in 2015. We anticipate an increase in capital expenditures primarily to provide additional manufacturing capacity for both legacy Snyder's-Lance plant facilities as well as the newly acquired Diamond plant facilities.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financing Cash Flows
Net cash provided by financing activities of $982.0 million in the first six months of 2016 was principally due to proceeds from the issuance of long-term debt of $1.13 billion that were used primarily to fund the acquisition of Diamond. This significant cash inflow was partially offset by dividends paid of $26.7 million, repayments of long-term debt of $114.1 million, and debt issuance costs of $6.0 million. The net cash used in financing activities in the first six months of 2015 of $23.1 million was primarily due to dividend payments of $22.6 million and repayments of long-term debt totaling $3.8 million.
On August 4, 2016, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on August 31, 2016 to stockholders of record on August 23, 2016.
Debt
Our total outstanding net debt was $1,391.4 million and $380.8 million as of July 2, 2016 and January 2, 2016, respectively. Our credit agreement allows us to make revolving credit borrowings of up to $375 million through May 2019. As of July 2, 2016 and January 2, 2016, we had available $375 million of unused credit facilities. We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $11.9 million as of July 2, 2016, $4.5 million of which related to Diamond. The total amount of letters of credit as of January 2, 2016 was $9.2 million.

In conjunction with our acquisition of Diamond, we entered into a new senior unsecured credit agreement as amended with the Term Lenders and Bank of America, N.A., as administrative agent. Under the New Credit Agreement, the Term Lenders have provided (i) senior unsecured term loans in an original aggregate principal amount of $830 million and maturing five years after the funding date (the “Five Year Term Loans”) and (ii) senior unsecured term loans in an original aggregate principal amount of $300 million and maturing ten years after the funding date (the “Ten Year Term Loans”). The $1.13 billion in proceeds from the New Credit Agreement were used to finance, in part, the cash component of the merger consideration, to repay indebtedness of Diamond and us, and to pay certain fees and expenses incurred in connection with the acquisition.

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
Under the New Credit Agreement, the outstanding principal amount of the Five Year Term Loans is payable in equal quarterly installments of $10.375 million on the last business day of each quarter. These payments began in the second quarter of 2016 and will continue through December 2020. The remaining unamortized balance is payable on February 28, 2021. The outstanding principal amount of the Ten Year Term Loans is payable in quarterly principal installments of $15.0 million beginning in the second quarter of 2021. The New Credit Agreement also contains optional prepayment provisions.
Our obligations under the New Credit Agreement are guaranteed by all of our existing and future direct and indirect wholly-owned domestic subsidiaries other than any such subsidiaries that, taken together, do not represent more than 10% of the total domestic assets or domestic revenues of the Company and its wholly-owned domestic subsidiaries. The New Credit Agreement contains customary representations, warranties and covenants. The financial covenants include a maximum total debt to EBITDA ratio, as defined in the New Credit Agreement, of 4.75 to 1.00 for the first two quarters following the acquisition of Diamond and decreasing over the period of the loan to 3.50 to 1.00 in the eighth quarter following the acquisition. For the third quarter of 2016 the maximum ratio will reduce from 4.75 to 1.00 to 4.50 to 1.00, and it will further reduce to 4.25 to 1.00 in the fourth quarter of 2016. As of July 2, 2016, our total debt to EBIDTA ratio was 4.48 to 1.00. We are currently in compliance and expect to remain in compliance with this covenant.
The financial covenants also include a minimum interest coverage ratio of 2.50 to 1.00. As of July 2, 2016, our interest coverage ratio was 11.02. We are currently in compliance and expect to remain in compliance with this covenant. Other covenants include, but are not limited to, limitations on: (i) liens, (ii) dispositions of assets, (iii) mergers and consolidations, (iv) loans and investments, (v) subsidiary indebtedness, (vi) transactions with affiliates and (vii) certain dividends and distributions. The New Credit Agreement contains customary events of default, including a cross default provision and change of control provisions. If an event of default occurs and is continuing, we may be required to repay all amounts outstanding under the New Credit Agreement. In addition, certain covenants and terms associated with our pre-existing credit agreement were amended to agree to the New Credit Agreement in order to accommodate this additional debt.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations
We lease certain facilities and equipment classified as both operating and capital leases. In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have also entered into forward purchase agreements with certain suppliers based on market prices and expected usage levels. Purchase commitments for certain ingredients, packaging materials and energy totaled $155.3 million as of July 2, 2016, as compared to $97.2 million as of January 2, 2016. The increase in purchase commitments was due to additional commitments from Diamond. In addition to these commitments, we have contracts for certain ingredients and packaging materials where we have secured a fixed price but do not have a minimum purchase quantity. We generally contract from approximately three to twelve months in advance for certain major ingredients and packaging. We also have contracts with walnut growers where we have secured a minimum purchase quantity but no pricing terms. These contracts extend out from one to three years. In addition, we have a contract to receive services from our syndicated market data provider through 2023. Our commitment for these services ranges from $3 million to $4 million each year throughout the life of the contract.

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

Diamond Contractual Obligations (in thousands)		Payments Due by Period
	Total	2016	2017-2018	2019-2020	Thereafter
Capital leases, including interest	$6,280	$1,545	$3,353	$1,382	$—
Operating leases	30,298	2,409	8,814	8,339	10,736
Purchase commitments	108,357	62,581	40,402	5,374	—
Other long-term liabilities	3,714	516	2,476	722	—
Total contractual obligations	$148,649	$67,051	$55,045	$15,817	$10,736
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity or cash flows.

We currently provide a partial guarantee for loans made to IBOs by third-party financial institutions for the purchase of route businesses. The outstanding aggregate balance on these loans was approximately $138.5 million as of July 2, 2016 compared to approximately $139.3 million as of January 2, 2016. The annual maximum amount of future payments we could be required to make under the guarantee equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the route businesses for which the loans are made. Accordingly, we have the ability to recover substantially all of the outstanding loan value upon default, and our liability associated with this guarantee is not significant.

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

Employee Benefits
We incur various employment-related benefit costs with respect to qualified pension and deferred compensation plans. Assumptions are made related to discount rates used to value certain liabilities, assumed rates of return on assets in the plans, compensation increases, employee turnover and mortality rates. We review our assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate. The effect of any modification is generally recorded and amortized over future periods. Changes in the underlying assumptions could also result in the recognition of differing amounts of expense and an increase or decrease to the amount of the liability. For example, a 1% increase or decrease on the discount rate could impact the projected benefit obligation by $3.8 million and $4.9 million, respectively.

Recent Accounting Pronouncements

See Note 2 to the Condensed Consolidated Financial Statements for information on recent accounting pronouncements.
Market Risks
We are exposed to certain commodity, interest rate, and foreign currency risks as part of our ongoing business operations. We may use derivative financial instruments, where appropriate, to manage some of these risks related to interest rates. We do not use derivatives for trading purposes.
Commodity Risk
We purchase certain raw materials that are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions and other factors beyond our control. Our most significant raw material requirements include flour, peanuts, walnuts, oil, sugar, potatoes, tree nut seeds and corn. We also purchase packaging materials that are subject to price volatility. In the normal course of business, in order to mitigate the risks of volatility in commodity markets to which we are exposed, we enter into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Amounts committed under these forward purchase agreements are discussed in Note 15 to the consolidated financial statements in Item 1.
Interest Rate Risk
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desired proportion of fixed to variable-rate debt. See Note 13 to the consolidated financial statements in Item 1 for further information related to our interest rate swap agreements. While these interest rate swap agreements fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $0.5 million and $0.4 million lower without these swaps during the first six months of 2016 and 2015, respectively. A 10% increase in variable interest rates would not have significantly impacted interest expense during the first six months of 2016.
Credit Risk
We are exposed to credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. For the first six months of 2016 and 2015, net bad debt expense was $0.2 million and $0.8 million, respectively. Allowances for doubtful accounts were $1.0 million at July 2, 2016 and $0.9 million at January 2, 2016.
Foreign Currency Exchange Risk
We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily in the United Kingdom. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates.

For our U.S. operations, our sales of finished goods and purchases of raw materials and supplies from outside the U.S. are predominately denominated in U.S. dollars. However, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risks are included under “Market Risks” in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, and pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 2, 2016.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) during the quarter ended July 2, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On February 29, 2016, we completed the acquisition of Diamond and we are integrating that business into our overall internal control over financial reporting process. For additional information on this acquisition, see Note 3 included in Item 1. "Financial Statements."

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

IBO Litigation
In January 2013, plaintiffs comprised of IBOs filed a putative class action against our distribution subsidiary, S-L Distribution Company, Inc., in the Suffolk Superior Court of the Commonwealth of Massachusetts. The lawsuit was transferred to the United States District Court, Middle District of Pennsylvania. The lawsuit sought statewide class certification on behalf of a class comprised of IBOs in Massachusetts. The plaintiffs allege that they were misclassified as independent contractors and should be considered employees. The plaintiffs were seeking reimbursement of their out-of-pocket business expenses. We believe we have strong defenses to all the claims that have been asserted against us. On December 22, 2015, the parties to this litigation reached a tentative settlement on a class wide basis. We do not admit any fault or liability in this matter; however, in an effort to resolve these claims, we have agreed to pay $2.9 million to fully resolve the litigation. This amount has been accrued as reflected in other payables and accrued liabilities in the Consolidated Balance Sheets. This amount was paid in the second quarter of 2016.
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

On February 19, 2016, the Court set oral argument for March 15, 2016. On February 25, 2016, Diamond informed the Court of its pending merger with Snyder’s-Lance, Inc. and filed a request to reschedule oral argument. On February 29, 2016, the Court issued an order removing oral argument from the Court’s calendar and ordered the parties to submit letters to the Court on the status of the merger. On March 3, 2016, Diamond submitted a letter in response to the Court’s Order, informing the Court that Diamond Foods, Inc. no longer exists as a corporate entity due to the completion of the merger. On March 25, 2016, Diamond submitted to the Court the parties’ agreed upon briefing schedule for a motion to dismiss, setting Diamond’s motion filing for April 4, 2016; Appellants’ opposition for May 4, 2016; and Diamond’s reply for May 18, 2016. On April 4, 2016, Diamond filed its Motion to Dismiss and on June 9, 2016, the Court granted the Motion and dismissed the appeal. On June 28, 2016, an objection was raised with an offer to settle. The parties continue to engage in discussions with respect to the settlement of the matter.

Merger-related Litigation
On November 10, 2015, a putative class action lawsuit was filed on behalf of Diamond stockholders in the Court of Chancery of the State of Delaware. The complaint names as defendants Diamond, the members of Diamond’s board of directors, Snyder’s-Lance, Merger Sub I and Merger Sub II. The complaint generally alleges, among other things, that the members of Diamond’s board of directors breached their fiduciary duties to Diamond’s stockholders in connection with negotiating, entering into and approving the merger agreement with Snyder’s-Lance, Inc. The complaint additionally alleges that Snyder’s-Lance, Merger Sub I and Merger Sub II aided and abetted such breaches of fiduciary duties. The complaint sought injunctive relief, including the enjoinment of the merger, certain other declaratory and equitable relief, damages, costs and fees. An amended complaint was filed on December 21, 2015. The amended complaint adds further allegations related to the merger process and disclosures contained in the Registration Statement on Form S-4 filed by Snyder’s-Lance on November 25, 2015. On January 15, 2016, plaintiff filed a motion for expedited proceedings requesting a preliminary injunction and expedited discovery, which the Court denied on February 3, 2016. On January 19, 2016, another action was filed in Delaware similar to the above matter. A schedule has not yet been set for briefing of anticipated motions to dismiss the complaints. If we determine that a loss is possible and a range of the loss can be reasonably estimated, we will disclose the range of the possible loss.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Appraisal Proceedings
On February 25, 2016, Cede & Co., on behalf of Blueblade Capital Opportunities LLC (“Blueblade I”), sent an appraisal demand letter to Diamond with respect to 211,574 shares of Diamond common stock, purportedly held in connection with our acquisition of Diamond. On the same date, Cede & Co., on behalf of Blueblade Capital Opportunities II LLC ("Blueblade II," and together with Blueblade I, "Blueblade"), sent a second appraisal demand letter to Diamond with respect to 119,008 shares of Diamond common stock.  Under Section 262 of the Delaware General Corporation Law, certain stockholders may be entitled to an appraisal of the fair value of the stockholders’ shares. Blueblade claims that the price we paid for Diamond was less than its fair value. A petition for appraisal was filed by Blueblade in the Court of Chancery in the State of Delaware on June 27, 2016. Adjudication or resolution of Blueblade’s claims could have a material impact on Snyder’s-Lance’s business or financial condition. As of July 2, 2016, we have accrued $12.4 million associated with these claims in other payables and accrued liabilities in our Condensed Consolidated Balance Sheets, which is equal to the amount of merger consideration these shareholders would have received in the Diamond acquisition. We have also accrued an additional immaterial amount for potential settlement of these claims.
California Labor Code Litigation
Former employee Patricia Sparks filed a putative class action lawsuit against Diamond on November 25, 2015 in San Francisco Superior Court alleging Diamond’s violation of the California Labor Code by failing to include on wage statements the start date of the pay period and by failing to include on wage statements the name and address of legal entity that is the employer.  Plaintiff amended her complaint on January 4, 2016 to add a claim for penalties under California’s Private Attorneys General Act based on the same underlying violations.  Diamond timely answered the First Amended Complaint on March 7, 2016.  The parties attended the initial case management conference on May 2, 2016 and a further case management conference is occurred on August 1, 2016. Mediation is schedule to occur on September 19, 2016.  Adjudication or resolution of the claims could have a material impact on our business or financial condition. We accrued $8.3 million associated with this outstanding claim in the Diamond opening balance sheet as that represents our best estimate of the probable liability at that time. This accrual remains outstanding and is included in other payables and accrued liabilities in our Condensed Consolidated Balance Sheets as of July 2, 2016. We will adjust this accrual as we obtain additional information related to this estimate.

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

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

We make estimates of the price we will pay for walnuts to growers under contract starting in the third quarter of our fiscal year and, pursuant to our walnut purchase agreements, we finalize the price to be paid to growers by the end of the second quarter of the subsequent fiscal year. The price customers pay for walnuts fluctuates throughout the year depending on market forces. To the extent that we enter into contracts with our customers based on walnut cost estimates that ultimately prove to be below the final price we determine to pay to growers, our business and results of operations could be harmed. Additionally, to the extent that the price we pay growers ultimately proves to be higher than the market value of walnuts, we may be unable to compete effectively, have to sell our walnuts below cost or at lower margins than we desire, and need to impair the inventory value of our walnuts, so our business and results of operations could be harmed. Each year some of our walnut supply agreements are up for renewal, and competition among walnut handlers makes renewal with us uncertain. Disruption in our walnut supply and inability to secure walnuts cost effectively may adversely impact our business and our financial results.

Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations, including foreign currency risks.
We conduct a portion of our business with vendors and customers located outside the United States. We hold assets and incur liabilities, earn revenue, and pay expenses in currencies other than the U.S. dollar, primarily the British pound, Euro and Canadian dollar. Our consolidated financial statements are presented in U.S. dollars and we must translate the assets, liabilities, revenue and expenses into U.S dollars for financial reporting purposes. Many factors relating to our international sales and operations, many of which factors are outside of our control, could have a material adverse impact on our business, financial condition and results of operations.

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

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our New Credit Agreement restricts our payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $500 million. As of July 2, 2016, our consolidated stockholders’ equity was $1,876.7 million and we were in compliance with this covenant.
The following table presents information with respect to repurchases of common stock of the Company made during the second quarter of 2016, by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 3, 2016 - April 30, 2016	—	$—	—	—
May 1, 2016 - May 31, 2016	10,078	33.50	—	—
June 1, 2016 - July 2, 2016	194	32.43	—	—
Total	10,272	$33.48	—	—
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Not applicable.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 6. Exhibits
Exhibit Index

No.	Description

10.1*	Snyder’s-Lance, Inc. Annual Incentive Plan for Officers and Key Managers, dated March 30, 2016, filed herewith.

10.2*	Snyder’s-Lance, Inc. Long-Term Performance Plan for Officers and Key Managers, dated March 30, 2016, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

32	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to the Condensed Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNYDER’S-LANCE, INC.

Date: August 9, 2016	By:	/s/ Rick D. Puckett
Rick D. Puckett
Executive Vice President and Chief Financial Officer