Form 10-Q
period 2016-10-01
SNYDER'S-LANCE, INC.
filed 2016-11-08
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarter ended October 1, 2016
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
Yes ☐         No ☑

The number of shares outstanding of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of November 2, 2016, was 96,161,097 shares.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
For the Quarters and Nine Months Ended October 1, 2016 and October 3, 2015

	Quarter Ended		Nine Months Ended
(in thousands, except per share data)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net revenue	$588,801	$416,773	$1,661,066	$1,250,542
Cost of sales	375,729	274,287	1,087,557	817,211
Gross profit	213,072	142,486	573,509	433,331

Selling, general and administrative	161,107	114,835	452,815	355,828
Settlements of certain litigation	—	2,900	—	5,675
Transaction and integration related expenses	4,043	—	63,983	—
Impairment charges	507	—	1,370	—
Loss/(gain) on sale of route businesses, net	41	(501)	(650)	(1,368)
Other (income)/expense, net	(3,512)	115	(4,796)	(731)
Income before interest and income taxes	50,886	25,137	60,787	73,927

Loss on early extinguishment of debt	—	—	4,749	—
Interest expense, net	9,215	2,851	23,305	7,989
Income before income taxes	41,671	22,286	32,733	65,938

Income tax expense	12,470	6,557	9,309	22,233
Net income	29,201	15,729	23,424	43,705
Net (loss)/income attributable to noncontrolling interests	(114)	52	(141)	63
Net income attributable to Snyder’s-Lance, Inc.	$29,315	$15,677	$23,565	$43,642

Basic earnings per share (Note 4)	$0.30	$0.22	$0.26	$0.62
Weighted average basic shares outstanding	95,881	70,548	90,504	70,411

Diluted earnings per share (Note 4)	$0.30	$0.22	$0.26	$0.61
Weighted average diluted shares outstanding	97,012	71,319	91,493	71,134

Cash dividends declared per share	$0.16	$0.16	$0.48	$0.48
See Notes to the condensed consolidated financial statements (unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
For the Quarters and Nine Months Ended October 1, 2016 and October 3, 2015

	Quarter Ended		Nine Months Ended
(in thousands)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net income	$29,201	$15,729	$23,424	$43,705

Net unrealized (gain)/loss on derivative instruments, net of income tax	(378)	1,138	1,249	1,134
Foreign currency translation adjustment	6,811	4	24,226	451
Total other comprehensive loss	6,433	1,142	25,475	1,585

Total comprehensive income/(loss)	22,768	14,587	(2,051)	42,120
Comprehensive (loss)/income attributable to noncontrolling interests	(114)	52	(141)	63
Total comprehensive income/(loss) attributable to Snyder’s-Lance, Inc.	$22,882	$14,535	$(1,910)	$42,057
See Notes to the condensed consolidated financial statements (unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
As of October 1, 2016 and January 2, 2016

(in thousands, except share and per share data)	October 1, 2016	January 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$26,814	$39,105
Restricted cash	714	966
Accounts receivable, net of allowances of $1,110 and $917, respectively	215,543	131,339
Inventories, net	257,377	110,994
Prepaid income taxes and income taxes receivable	5,990	2,321
Assets held for sale	19,546	15,678
Prepaid expenses and other current assets	35,196	21,210
Total current assets	561,180	321,613

Noncurrent assets:
Fixed assets, net	528,870	401,465
Goodwill	1,378,566	539,119
Other intangible assets, net	1,430,812	528,658
Other noncurrent assets	26,562	19,849
Total assets	$3,925,990	$1,810,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$49,000	$8,541
Accounts payable	100,341	54,207
Payable to growers	39,465	—
Accrued compensation	42,553	26,196
Accrued casualty insurance claims	6,043	4,262
Accrued marketing, selling and promotional costs	50,818	18,806
Other payables and accrued liabilities	47,917	32,248
Total current liabilities	336,137	144,260

Noncurrent liabilities:
Long-term debt, net	1,302,668	372,301
Deferred income taxes, net	348,284	157,591
Accrued casualty insurance claims	11,629	11,931
Other noncurrent liabilities	39,192	17,034
Total liabilities	2,037,910	703,117

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.83 1/3 par value. 110,000,000 shares authorized; 96,112,842 and 70,968,054 shares outstanding, respectively	80,091	59,138
Preferred stock, $1.00 par value. 5,000,000 shares authorized; no shares outstanding	—	—
Additional paid-in capital	1,595,097	791,428
Retained earnings	219,801	238,314
Accumulated other comprehensive loss	(26,105)	(630)
Total Snyder’s-Lance, Inc. stockholders’ equity	1,868,884	1,088,250
Noncontrolling interests	19,196	19,337
Total stockholders’ equity	1,888,080	1,107,587
Total liabilities and stockholders’ equity	$3,925,990	$1,810,704
See Notes to the condensed consolidated financial statements (unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
For the Nine Months Ended October 1, 2016 and October 3, 2015

(in thousands, except share and per share data)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance, January 2, 2016	70,968,054	$59,138	$791,428	$238,314	$(630)	$19,337	$1,107,587
Total comprehensive income/(loss)				23,565	(25,475)	(141)	(2,051)
Dividends paid to stockholders ($0.48 per share)				(42,078)			(42,078)
Issuance of common stock and stock-based awards assumed in the Diamond Foods acquisition	24,363,738	20,302	780,685				800,987
Amortization of stock options, restricted units and performance-based restricted units			18,329				18,329
Stock options exercised and restricted units vested (net of shares surrendered for tax withholding), including $577 tax benefit	763,988	637	3,380				4,017
Issuance and amortization of restricted shares, net of cancellations	109,243	91	4,122				4,213
Repurchases of common stock	(92,181)	(77)	(2,847)				(2,924)
Balance, October 1, 2016	96,112,842	$80,091	$1,595,097	$219,801	$(26,105)	$19,196	$1,888,080

(in thousands, except share and per share data)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance, January 3, 2015	70,406,086	$58,669	$776,930	$232,812	$(1,007)	$19,304	$1,086,708
Total comprehensive income/(loss)				43,642	(1,585)	63	42,120
Dividends paid to stockholders ($0.48 per share)				(33,883)			(33,883)
Amortization of stock options			1,688				1,688
Stock options exercised, including $1,026 tax benefit	320,679	267	6,884				7,151
Issuance, amortization and vesting of restricted shares and restricted units, net of cancellations	91,721	77	2,490				2,567
Repurchases of common stock	(23,843)	(20)	(816)				(836)
Balance, October 3, 2015	70,794,643	$58,993	$787,176	$242,571	$(2,592)	$19,367	$1,105,515
See Notes to the condensed consolidated financial statements (unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended October 1, 2016 and October 3, 2015

	Nine Months Ended
(in thousands)	October 1, 2016	October 3, 2015
Operating activities:
Net income	$23,424	$43,705
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	72,687	52,585
Stock-based compensation expense	22,542	4,255
Gain on sale of fixed assets, net	(25)	(90)
Gain on sale of route businesses, net	(650)	(1,368)
Changes in fair value of investments	179	(585)
Gain on write-off of debt premium	(1,341)	—
Impairment charges	1,370	—
Deferred income taxes	7,139	6,627
Provision for doubtful accounts	218	866
Changes in operating assets and liabilities, excluding business acquisitions and foreign currency translation adjustments	28,480	(11,537)
Net cash provided by operating activities	154,023	94,458

Investing activities:
Purchases of fixed assets	(55,823)	(38,800)
Purchases of route businesses	(16,467)	(19,622)
Proceeds from sale of fixed assets and insurance recoveries	1,094	1,524
Proceeds from sale of route businesses	14,894	23,750
Proceeds from sale of investments	—	826
Business acquisitions, net of cash acquired	(1,036,437)	—
Changes in restricted cash	252	—
Net cash used in investing activities	(1,092,487)	(32,322)

Financing activities:
Dividends paid to stockholders	(42,078)	(33,884)
Debt issuance costs	(6,047)	—
Payments on capital leases	(1,745)	—
Issuances of common stock	9,001	6,126
Excess tax benefit from stock-based compensation	577	1,026
Share repurchases, including shares surrendered for tax withholding	(8,485)	(836)
Net proceeds from existing credit facilities	72,000	—
Repayments of long-term debt	(226,390)	(5,625)
Proceeds from issuance of long-term debt	1,130,000	—
Net cash provided by/(used in) financing activities	926,833	(33,193)

Effect of exchange rate changes on cash	(660)	—

(Decrease)/increase in cash and cash equivalents	(12,291)	28,943
Cash and cash equivalents at beginning of period	39,105	35,373
Cash and cash equivalents at end of period	$26,814	$64,316

Supplemental information:
Cash paid for income taxes, net of refunds of $1,522 and $678, respectively	$5,060	$18,420
Cash paid for interest	$22,414	$7,008

Non-cash financing activities:
Common stock and stock-based compensation issued for business acquisitions	$800,987	$—
See Notes to the condensed consolidated financial statements (unaudited).

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Snyder’s-Lance, Inc. (the “Company,” "we," "us," or "our") have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. All intercompany balances and transactions have been eliminated. We use the equity method to account for investments over which we exercise significant influence but do not control. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Form 10-K for the year ended January 2, 2016, which was filed with the Securities and Exchange Commission (the "SEC") on March 1, 2016 (the "2015 Form 10-K"). In our opinion, these unaudited condensed consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly our unaudited condensed consolidated financial statements for the interim periods presented herein. The unaudited condensed consolidated results of operations for the third quarter and first nine months of 2016, are not necessarily indicative of the results to be expected for the full year.
The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. We routinely evaluate our estimates, including those related to sales and promotional allowances, customer returns, allowances for doubtful accounts, inventory valuations, useful lives of fixed assets and related impairment, long-term investments, hedge transactions, goodwill and intangible asset valuations and impairments, payable to growers, incentive compensation, income taxes, self-insurance, pension liability, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.
Certain prior year amounts have been reclassified to conform to current year presentation.
Our significant accounting policies are summarized in Note 1 to the consolidated financial statements included in our 2015 Form 10-K. An update to these accounting policies associated with our acquisition of Diamond Foods, Inc. ("Diamond") is below.

Inventories (Walnut)
All inventories are accounted for on a lower of cost or market basis, with cost historically determined using a combination of first-in first-out ("FIFO") and weighted average cost. Through our acquisition of Diamond, we have walnut purchase agreements with growers, under which they deliver their walnut crop from the contracted acres to us during the fall harvest season, and pursuant to our walnut purchase agreements, we determine the purchase price for this inventory after receipt of the walnut crop. This purchase price is determined by us based on our discretion provided in the walnut purchase agreements, taking into account market conditions, crop size, and quality and nut varieties, among other relevant factors. Since the ultimate purchase price to be paid by us will be determined subsequent to receiving the walnut crop from the contracted acres, the amount presented as "Payable to growers" requires us to make an estimate of the final walnut inventory purchase price for our financial statements. Those estimates may subsequently change due to changes in the factors described above, and the effect of the change could be significant. Any such changes in estimates are accounted for in the period of change by adjusting inventory on hand or cost of goods sold if the inventory was sold. Changes in estimates may affect our ending inventory balances, as well as our gross profit.

Employee Benefits
We incur various employment-related benefit costs with respect to qualified pension and deferred compensation plans. We utilize assumptions developed with assistance from third-party actuaries when estimating the liabilities for pension, other employee benefit plans and return on plan assets. These assumptions, where applicable, include the discount rates used to determine the actuarial present value of projected benefit obligations, the rate of increase in future compensation levels, employee turnover and mortality rates. We review our assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate. The benefit expense is recognized in the consolidated financial statements on an accrual basis over the average remaining service period for plan participants, and the accrued benefits are reported in current and noncurrent liabilities on the consolidated balance sheets, as appropriate.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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
NOTE 2. NEW ACCOUNTING STANDARDS
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which provides for a single five-step model to be applied to all revenue from contracts with customers. The guidance also requires improved disclosures to help users of the financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of ASU No. 2014-09 by one year, to December 15, 2017 for interim and annual reporting periods beginning after that date. The FASB will permit early adoption of the standard, but not before the original effective date of December 15, 2016. ASU 2014-09 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. In 2016, the FASB issued final amendments clarifying the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting of intellectual property licenses. In addition, the FASB introduced practical expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes. We are currently evaluating the impact of these standards on our consolidated financial statements, and have not yet determined whether we will utilize the full retrospective or the modified retrospective approach.
On April 7, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability consistent with debt discounts. This revised guidance is effective for annual reporting periods beginning after December 15, 2015 and related interim periods, with early adoption permitted. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarified that debt issuance costs related to line-of-credit arrangements can be presented in the balance sheet as an asset and amortized over the term of the line-of-credit arrangement. The following table summarizes the adjustments made to conform prior period classifications to the new guidance:

	January 2, 2016
(in thousands)	As Filed	Reclass	As Adjusted
Other noncurrent assets	$27,403	$(7,554)	$19,849
Long-term debt, net	$(379,855)	$7,554	$(372,301)
On July 22, 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. This ASU requires that inventory be measured at the lower of cost or net realizable value. The amendments in this update do not apply to inventory measured using the last-in, first-out method or the retail inventory method. This revised guidance is effective for annual reporting periods beginning after December 15, 2016 and related interim periods, with early adoption permitted. We do not expect this guidance to materially impact our consolidated financial statements and we have not early adopted this accounting standard.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

On September 25, 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. This ASU simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. This revised guidance is effective for annual reporting periods beginning after December 15, 2015, and related interim periods. The amendments in the update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of the update with early application permitted for financial statements not yet issued. We have adopted this guidance and have applied it as presented in Note 3.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases. This ASU requires lessees to recognize assets and liabilities related to lease arrangements longer than 12 months on the balance sheet. This updated guidance also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact this accounting standard will have on our consolidated financial statements.

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The updated guidance includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. We plan to adopt the accounting standard in the first quarter of 2017 and the impact to our consolidated financial statements will be as follows:

•
Excess tax benefits for share-based payments will be recorded as an adjustment to income tax expense and reflected in operating cash flows after adoption of this accounting standard. Excess tax benefits are currently recorded through income tax receivable and equity, and presented as a financing cash flow.

•
The guidance allows the employer to withhold up to the maximum statutory tax rates in the applicable jurisdictions without triggering liability accounting. The Company's accounting treatment of outstanding equity awards will not be impacted by its adoption of this provision of the accounting standard.

•
The guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The Company does not plan to make this election, and will continue to account for forfeitures on an estimated basis.

On August 26, 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. This accounting standard is intended to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. We are currently evaluating the impact this accounting standard will have on our consolidated financial statements.
NOTE 3. BUSINESS ACQUISITIONS
On October 27, 2015, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Diamond. Diamond was a leading snack food company that possessed five brands including Kettle Brand® potato chips, KETTLE® Chips, Pop Secret® popcorn, Emerald® snack nuts, and Diamond of California® culinary nuts. Pursuant to the Merger Agreement, we agreed to acquire all of the issued and outstanding shares of common stock of Diamond in a cash and stock transaction, including our repayment of $651.0 million of Diamond’s indebtedness, accrued interest and related fees. The acquisition was subject to the approval of our stockholders of the issuance of our shares and the approval of the stockholders of Diamond of the adoption of the Merger Agreement.
On February 26, 2016, our stockholders approved the issuance of our shares and the stockholders of Diamond adopted the Merger Agreement. The acquisition closed on February 29, 2016 and, pursuant to the Merger Agreement, Diamond became our wholly-owned subsidiary.
At the effective time of the acquisition, each share of Diamond common stock that was issued and outstanding immediately prior to the effective time (other than (i) treasury shares held by Diamond, (ii) shares owned by Snyder’s-Lance or any of our subsidiaries and (iii) shares that are owned by stockholders who have perfected and not withdrawn a demand for appraisal rights pursuant to Delaware law) were cancelled and converted into the right to receive $12.50 in cash and 0.775 shares of Snyder’s-Lance common stock, par value $0.83-1/3 per share. Diamond shares have ceased trading on the NASDAQ stock exchange.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Additionally, at the effective time of the acquisition, all outstanding Diamond stock-based compensation awards, then comprised of restricted shares, restricted units, performance-based restricted units, and stock options, converted to replacement Snyder's-Lance awards or were settled with merger consideration as described within the Registration Statement on Form S-4 we filed with the SEC on January 20, 2016. The fair value of the replacement awards, whether vested or unvested, was included in the purchase price to the extent that pre-acquisition services have been rendered. The purchase price also included the fair value of accelerated vesting for awards that vested at the acquisition date due to change in control provisions. The remainder of the fair value of the unvested outstanding replacement awards will be recorded as compensation expense over the applicable future vesting period in the periods following the acquisition date.
The following is a summary of consideration transferred in the acquisition of Diamond:

	Conversion Calculation	Fair Value (in thousands)
Diamond common shares outstanding as of February 29, 2016	31,062,164
Multiplied by 0.775 per the Merger Agreement	0.775
Total Snyder's-Lance common shares issued to Diamond stockholders	24,071,839
Multiplied by Snyder's-Lance closing stock price as of February 26, 2016	$32.34
Total stock consideration for outstanding common shares		$778,483
Cash consideration of $12.50 per Diamond common share outstanding as of February 29, 2016, including cash paid in lieu of fractional converted shares		388,318
Total cash and stock consideration to stockholders		$1,166,801
Fair value of replacement cash awards and stock-based awards attributable to pre-acquisition service, including awards that accelerated vesting at acquisition date due to change in control provisions (1)		28,211
Repayment of Diamond’s outstanding debt due to change in control provisions (2)		651,044
Liability for value of Dissenters' merger consideration (3)		12,418
Total fair value of consideration transferred		$1,858,474
Effective settlement of accounts payable owed by us to Diamond at acquisition date		(1,295)
Total purchase consideration		$1,857,179
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

The expected volatility of the Snyder’s-Lance stock price was based on average historical volatility, which was based on observations and a duration consistent with the expected life assumption. The weighted average expected life of the option was calculated using the simplified method by using the vesting term of the option and the option expiration date. The risk-free interest rate was based on U.S. treasury securities with maturities equal to the expected life of the option.
(2) Repayment of Diamond’s outstanding debt was required as part of the consideration to be transferred due to change in control provisions that were triggered upon acquisition. The repayment amount was calculated as of February 29, 2016 by taking Diamond’s outstanding long-term debt and current portion of long-term debt of $633.2 million plus accrued interest of $9.0 million and a prepayment penalty of $8.8 million.
(3) Estimate of merger consideration unpaid and owed to certain Diamond stockholders that would have otherwise received $12.50 in cash and 0.775 shares of Snyder’s-Lance common stock for each share of Diamond common stock held (see 'Appraisal Proceedings' within Note 15). This was paid during the third quarter of 2016.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The acquisition was accounted for as a business combination. Management has used its best estimate in the allocation of the purchase price to assets acquired and liabilities assumed based on the estimated preliminary fair value of such assets and liabilities. The following table summarizes the preliminary allocation of assets acquired and liabilities assumed as part of the acquisition:

	Preliminary Allocation	Measurement Period Adjustments	Preliminary Allocation
(in thousands)	As of April 2, 2016		As of October 1, 2016
Cash and cash equivalents	$28,945	$—	$28,945
Accounts receivable	77,445	620	78,065
Inventories	168,089	(11,315)	156,774
Prepaid expenses and other current assets	12,111	1,556	13,667
Fixed assets	136,340	(7,784)	128,556
Goodwill	868,443	(18,421)	850,022
Other intangible assets	902,500	20,794	923,294
Equity investments	8,607	3,988	12,595
Other long term assets	1,018	(45)	973
Total assets acquired	2,203,498	(10,607)	2,192,891

Accounts payable, and other current liabilities, including payable to growers	134,715	(6,617)	128,098
Deferred income tax liability	191,425	(5,135)	186,290
Other long term liabilities	20,179	1,145	21,324
Total liabilities assumed	346,319	(10,607)	335,712

Net assets acquired (1)	$1,857,179	$—	$1,857,179
(1) Net assets acquired include the effective settlement of $1.3 million in accounts payable owed by us to Diamond at the time of the acquisition.
As of October 1, 2016, the purchase price allocation is considered preliminary. Of the estimated $923.3 million of acquired intangible assets, $335.3 million was preliminarily assigned to customer relationships and will be amortized over 20 years. The remaining value of acquired intangible assets of $588.0 million was preliminarily assigned to trademarks, which are not subject to amortization because they have indefinite lives. The increase in the carrying value of assets to fair value as a result of purchase price adjustments is not deductible for income tax purposes.
Some of our estimates used in the purchase price allocation, primarily related to intangible assets and the related deferred tax impact, remain preliminary at this time. We anticipate that adjustments will be made to the fair values of identifiable assets acquired and liabilities assumed and that those adjustments may or may not be material to our consolidated financial statements.
Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is attributable to the general reputation, assembled workforce, acquisition synergies and the expected future cash flows of Diamond's business.
We have recorded a net deferred tax liability of $186.3 million related to the acquisition of Diamond. We recorded deferred tax liabilities of $374.7 million relating primarily to basis differences in intangible assets acquired, which includes $53.5 million related to un-repatriated foreign earnings based on management’s preliminary assessment of the amount of earnings considered to be indefinitely reinvested. We recorded a deferred tax asset of $188.4 million, of which $141.2 million was recorded for federal and state net operating loss carryforwards, and a further $8.0 million for other federal and state tax credit carryforwards. A valuation allowance of $9.5 million has been recorded based on management’s preliminary assessment of the ability to utilize these deferred tax assets.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Transaction and integration related expenses associated with the acquisition of Diamond were approximately $4.0 million and $64.0 million for the third quarter and first nine months of 2016, respectively, and are included in a separate line in the Condensed Consolidated Statements of Income. For the third quarter of 2016, these expenses primarily consisted of professional fees, severance and retention costs associated with the integration of Diamond. For the first nine months of 2016, these expenses included $16.7 million of severance and retention benefits and $16.4 million of accelerated stock-based compensation. The remaining costs for the first nine months of 2016 were primarily investment banking fees as well as other professional fees and legal costs associated with completion of the acquisition and subsequent integration of Diamond.
Diamond's results were included in our Condensed Consolidated Statements of Income from February 29, 2016. Incremental net revenue from Diamond of $168.9 million and $416.0 million was included for the third quarter and first nine months of 2016, respectively. A portion of Diamond revenue was eliminated in consolidation as it was sold to other Snyder's-Lance subsidiaries for distribution through our DSD network.
As a result of progress we have made integrating Diamond, it is impracticable to disclose separately Diamond's contributions to income before income taxes for the third quarter and first nine months of 2016.
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

	Quarter Ended		Nine Months Ended
(in thousands, except per share data)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net revenue	$588,801	$611,186	$1,790,680	$1,845,740
Net income attributable to Snyder's-Lance, Inc.	$29,315	$22,375	$72,707	$15,290

The unaudited pro forma consolidated financial information for the third quarter of 2015 included increased amortization expense of $0.9 million, as a result of acquired intangible assets. For the first nine months of 2016 and 2015 additional amortization expense was $2.1 million and $6.7 million, respectively. In addition, the unaudited pro forma consolidated financial information for the third quarter of 2015 included $3.3 million of reduced interest expense related to debt. For the first nine months of 2016 and 2015 reduced interest expense was $1.3 million and $9.8 million, respectively. This reduction is due to the lower interest rates associated with our new combined debt, as more fully described in Note 10.

We also included a reduction in cost of goods sold of $15.9 million in the unaudited pro forma consolidated financial information for the first nine months of 2016, related to the elimination of a portion of the inventory step-up recorded during the quarter in connection with the Diamond acquisition. We included additional cost of goods sold in the unaudited pro forma financial information for the first nine months of 2015 of $15.6 million. The net incremental expense represents the financial impact of the total inventory step-up recorded in connection with the Diamond acquisition.

For the first nine months of 2016, we included a reduction in non-recurring transaction-related expenses of $50.2 million, which were directly related to the Diamond acquisition. These transaction-related expenses, and additional transaction-related expenses incurred prior to the end of 2015, were included as additional expenses of $60.4 million in the unaudited pro forma consolidated financial information for the first quarter of 2015.

Acquisition of Metcalfe's Skinny Limited
On September 1, 2016, we completed the acquisition of Metcalfe's Skinny Limited ("Metcalfe") by acquiring the remaining 74% interest for approximately $9.7 million. Metcalfe is the United Kingdom's ("UK") leading premium popcorn brand, which also incorporates a fast growing range of corn and rice cake products. The UK popcorn market is one of the fastest growing categories within the UK snack food industry, as consumers increasingly seek out better-for-you snacking options. The addition of a leading premium popcorn brand, Metcalfe's skinny popcorn®, to the UK's leading premium chip brand, KETTLE® Chips, reflects our ambition to evolve into a more widely based premium snacking leader in Europe.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Because of our purchase of a controlling interest in Metcalfe, the equity of the entire entity was increased to fair value, which resulted in the revaluation of our prior 26% interest. However, as this 26% interest was recently recorded at fair value in the Diamond opening balance sheet, the revaluation did not result in a significant gain or loss. The fair value of 100% of Metcalfe was determined to be $13.2 million, of which $1.7 million was preliminarily allocated to current assets, $5.8 million to goodwill, $9.2 million to other intangible assets and $3.5 million to total liabilities. The majority of estimates in purchase price allocation remain preliminary at this time. Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized.

Prior to our acquisition of the remaining 74% of Metcalfe, our share of income for the period subsequent to February 29, 2016, was not material and was included in other income, net, in the Condensed Consolidated Statements of Income. Subsequent to our acquisition of the remaining 74% of Metcalfe on September 1, 2016, Metcalfe's results were consolidated into our Condensed Consolidated Statements of Income. Net revenue and net income from Metcalfe for the period subsequent to acquisition of the remaining 74% is not material.
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

	Quarter Ended		Nine Months Ended
(in thousands, except per share data)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Basic EPS:
Net income attributable to Snyder's-Lance, Inc.	$29,315	$15,677	$23,565	$43,642
Income allocated to participating securities	(78)	(42)	(61)	(110)
Income allocated to common shares	$29,237	$15,635	$23,504	$43,532
Weighted average shares outstanding – Basic	95,881	70,548	90,504	70,411
Earnings per share – Basic	$0.30	$0.22	$0.26	$0.62

Diluted EPS:
Weighted average shares outstanding – Basic	95,881	70,548	90,504	70,411
Effect of dilutive stock options, restricted units and performance-based restricted units on shares outstanding	1,131	771	989	723
Weighted average shares outstanding – Diluted	97,012	71,319	91,493	71,134
Earnings per share – Diluted	$0.30	$0.22	$0.26	$0.61
There were approximately 0.3 million and 1.4 million stock options excluded from the calculation of diluted earnings per share for the third quarter and first nine months of 2016, respectively, because their effects were anti-dilutive. For both the third quarter and first nine months of 2015, no shares were excluded from the calculation of diluted earnings per share.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 5. STOCK-BASED COMPENSATION
Stock-based compensation expense recorded in the Condensed Consolidated Statements of Income was $2.7 million and $1.5 million for the third quarters of 2016 and 2015, respectively. Stock-based compensation expense recorded in the Condensed Consolidated Statements of Income was $22.5 million and $4.3 million for the first nine months of 2016 and 2015, respectively.
During the first nine months of 2016, we issued 1,095,823 stock options at a weighted average exercise price of $30.73 per share, 118,477 restricted shares, 82,787 performance-based restricted units and 28,632 restricted units to employees and directors. During the first nine months of 2015, we issued 384,453 stock options with an exercise price of $31.02 per share, 94,874 restricted shares and 24,243 restricted units to employees and directors.
The acquisition of Diamond, as discussed further in Note 3, resulted in a significant amount of prior Diamond stock-based compensation awards converting to replacement Snyder's-Lance awards. Many of these awards accelerated vesting at the acquisition date due to change in control provisions. In addition, within transaction and integration related expenses on the Condensed Consolidated Statements of Income, we recognized $0.3 million in stock-based compensation expense for the third quarter of 2016 and $15.4 million in stock-based compensation expense and $1.0 million in cash compensation expense in the first nine months of 2016 from replacement awards that vested due to acceleration clauses within employment agreements with former Diamond personnel. At the end of the third quarter of 2016, the replacement Snyder's-Lance stock-based awards that remained outstanding were as follows:

•	269,105 restricted units with unrecognized compensation expense of $5.1 million and vesting dates ranging from October 2, 2016 to January 18, 2020.

•	534,783 stock options that are fully vested and have exercise prices that range from $11.75 to $65.71. The total intrinsic value of these options was $10.2 million at the end of the third quarter.
In addition, we recorded $1.4 million in incentive compensation expense and $0.3 million in incentive compensation income for our performance-based cash incentive plans for the third quarters of 2016 and 2015, respectively, and $2.6 million and $0.4 million in incentive compensation expense for the first nine months of 2016 and 2015, respectively. The income recorded during the third quarter of 2015 was due to an adjustment made to lower the expected attainment for the performance-based plan.
NOTE 6. INVENTORIES
Inventories consisted of the following:

(in thousands)	October 1, 2016	January 2, 2016
Finished goods	$136,776	$66,143
Raw materials	65,400	14,736
Work in process	11,304	—
Maintenance parts, packaging and supplies	43,897	30,115
Total inventories, net	$257,377	$110,994
The significant increase in total inventories was primarily due to the acquisition of Diamond.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 7. FIXED ASSETS
Fixed assets consisted of the following:

(in thousands)	October 1, 2016	January 2, 2016
Land and land improvements	$44,250	$28,508
Buildings and building improvements	198,616	156,725
Machinery, equipment and computer systems	582,340	506,649
Trucks, trailers and automobiles	33,712	33,760
Furniture and fixtures	5,014	4,210
Construction in progress	48,642	11,503
Capital leases (1)	4,385	—
	$916,959	$741,355
Accumulated depreciation	(388,023)	(339,802)
	528,936	401,553
Fixed assets held for sale	(66)	(88)
Fixed assets, net	$528,870	$401,465
(1) Gross amounts of assets recorded under capital leases represent machinery, equipment and computer systems as of October 1, 2016.
The significant increase in fixed assets was primarily due to the acquisition of Diamond. The preliminary fair value of the fixed assets acquired is still being evaluated and may require adjustment once the purchase price allocation is finalized. Depreciation expense related to fixed assets was $19.6 million and $14.8 million during the third quarters of 2016 and 2015, respectively. For the first nine months of 2016 and 2015, depreciation expense was $54.9 million and $44.5 million, respectively. The increase in depreciation for the third quarter and first nine months of 2016, compared to the same periods in the prior year is due to the addition of fixed assets at fair value from the acquisition of Diamond.
We recorded $0.5 million of fixed asset impairment charges during the third quarter of 2016 related to machinery and equipment no longer in use due to the discontinuation of manufacturing certain products. For the first nine months of 2016, we incurred impairment charges of $1.4 million. There were no fixed asset impairment charges recorded during the third quarter or first nine months of 2015.
NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the first nine months of 2016 were as follows:

(in thousands)	Carrying Amount
Balance as of January 2, 2016	$539,119
Business acquisitions	855,837
Changes in foreign currency exchange rates	(15,879)
Goodwill reclassified to assets held for sale	(511)
Balance as of October 1, 2016	$1,378,566

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Other intangible assets consisted of the following:

(in thousands)	Gross Carrying Amount	Cumulative Impairments	Accumulated Amortization	Net Carrying Amount
As of October 1, 2016:
Customer and contractual relationships(1) – amortized	$498,526	$—	$(51,917)	$446,609
Non-compete agreement – amortized	710	—	(387)	323
Developed technology – amortized	3,317	—	(415)	2,902
Reacquired rights – amortized	3,100	—	(2,005)	1,095
Patents – amortized	8,600	—	(3,112)	5,488
Routes – unamortized	9,906	—	—	9,906
Trademarks(2)– unamortized	971,189	(6,700)	—	964,489
Balance as of October 1, 2016	$1,495,348	$(6,700)	$(57,836)	$1,430,812

As of January 2, 2016:
Customer and contractual relationships – amortized	$166,756	$—	$(35,415)	$131,341
Non-compete agreement – amortized	710	—	(297)	413
Developed technology – amortized	2,700	—	(280)	2,420
Reacquired rights – amortized	3,100	—	(1,714)	1,386
Patents – amortized	8,600	—	(2,526)	6,074
Routes – unamortized	11,063	—	—	11,063
Trademarks – unamortized	382,661	(6,700)	—	375,961
Balance as of January 2, 2016	$575,590	$(6,700)	$(40,232)	$528,658

(1) Since the acquisition of Diamond on February 29, 2016 the translation impact on customer relationships was a reduction of $7.8 million.
(2) Since the acquisition of Diamond on February 29, 2016 the translation impact on trademarks was a reduction of $3.9 million.
The increase in goodwill, customer relationships and trademarks during the first nine months of 2016 is related to the acquisitions of Diamond and Metcalfe. These intangible asset values are preliminary and may require adjustment once the purchase price allocations are finalized. The newly acquired customer relationships from our acquisition of Diamond are expected to have a useful life of 20 years, while the trademarks are deemed to have an indefinite useful life.
Amortization expense related to intangibles was $5.7 million and $2.7 million for the third quarters of 2016 and 2015, respectively. For the first nine months of 2016 and 2015, amortization expense related to intangibles was $17.8 million and $8.1 million, respectively. The increase in amortization expense in 2016 was due to additional intangible assets obtained through the acquisition of Diamond.
Routes and trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. Although not amortized, they are reviewed for impairment as conditions change or at least on an annual basis. There were no impairments during the third quarters or first nine months of 2016 and 2015.
Certain trademarks, in addition to those acquired in the Diamond acquisition, with a total book value of $25.4 million as of October 1, 2016, currently have a fair value which exceeds the book value by less than 15%. Any adverse changes in the use of these trademarks or the sales volumes of the associated products could result in an impairment charge in the future. No triggering events occurred between the most recent annual impairment assessment and October 1, 2016.
The changes in the carrying amount of route intangibles for the first nine months of 2016 were as follows:

(in thousands)	Carrying Amount
Balance as of January 2, 2016	$11,063
Routes reclassified to assets held for sale	(1,157)
Balance as of October 1, 2016	$9,906

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Route businesses, including route intangibles and associated goodwill, allocated to assets held for sale represent assets available for sale in their present condition and for which actions to complete a sale have been initiated. The changes in the carrying amount of route businesses held for sale for the first nine months of 2016 were as follows:

(in thousands)	Carrying Amount
Balance as of January 2, 2016	$15,590
Purchases of route businesses held for sale	16,467
Sales of route businesses held for sale	(14,244)
Reclassifications from route intangibles and goodwill	1,668
Balance as of October 1, 2016	$19,481
Net gains on the sale of route businesses for the third quarter of 2016 consisted of $0.1 million in gains and $0.2 million in losses. Net gains on the sale of route businesses for the first nine months of 2016 consisted of $1.4 million in gains and $0.8 million of losses. The majority of the route business purchases and sales were due to route reengineering projects that were initiated in order to maximize the efficiency of route territories for the independent business owners ("IBO").
For the third quarter of 2015, net gains on the sale of route businesses consisted of $1.1 million in gains and $0.6 million in losses. For the first nine months of 2015, net gains on the sale of route businesses consisted of $2.6 million in gains and $1.2 million in losses. The majority of the route business purchases and sales were due to the reengineering of route businesses to accommodate new customers and additional Partner brand business obtained in the impacted markets as well as the decision to sell certain route businesses that were previously owned by us. See Note 15 for further information related to IBOs.
NOTE 9. EQUITY METHOD INVESTMENTS
As part of our acquisition of Diamond, we obtained 51.0% of the outstanding shares of Yellow Chips Holding B.V. (“Yellow Chips”), which produces vegetable chips and organic potato chips primarily for the Dutch and other European markets. The investment is accounted for under the equity method, as the other owners have substantive participating rights that provide them with more significant influence over the financial performance of Yellow Chips. The investment was measured at fair value as part of the purchase price allocation when we purchased Diamond. However, the initial valuation of Yellow Chips is preliminary and may be adjusted in future quarters. The carrying value of the investment as of October 1, 2016 was $9.0 million. We also have a loan receivable outstanding with Yellow Chips of $1.6 million as of October 1, 2016. Our share of income from Yellow Chips for the period subsequent to February 29, 2016 is not material and is included in other income, net, in the Condensed Consolidated Statements of Income.

The agreement with Yellow Chips includes call and put options on the remaining 49.0% outstanding equity that we or the other Yellow Chips shareholders can exercise if a certain EBITDA target is met after 2018, or prior to 2018 under other circumstances. The agreement also includes rights for us to sell our ownership interest and requires the remaining shareholders to sell their holdings to the same buyer in the event that we want to sell our shares if the EBITDA threshold is not met. There are similar rights for the other shareholders to sell their shares and requires us to also sell our shares to the same buyer if we have not first exercised our right to initiate a sale. If the party initiating such a sale does not require the other shareholder(s) to sell, the other shareholder(s) can in any case choose to require the same buyer to also buy their shares.

The fair value of equity method investments measured on a non-recurring basis is classified as a Level 3 fair value measurement. The fair value determinations as of the opening balance sheet date were made using the discounted cash flows under the income approach, which required us to estimate unobservable factors such as the discount rate and identify relevant projected revenue and expenses.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 10. LONG-TERM DEBT
Long-term debt outstanding consisted of the following:

(in thousands)	October 1, 2016	January 2, 2016
Revolving credit facility	$72,000	$—
Other long-term debt	1,290,486	388,396
Debt issuance costs, net (1)	(10,818)	(7,554)
Total debt, net	1,351,668	380,842
Current portion of long-term debt	(49,000)	(8,541)
Total long-term debt, net	$1,302,668	$372,301
(1) We retrospectively adopted new accounting guidance requiring debt issuance costs to be presented as a direct reduction of the associated liability. See Note 2 for further details.
In conjunction with our acquisition of Diamond, we entered into a new senior unsecured credit agreement as amended (the "New Credit Agreement") with the lenders party thereto (the “Term Lenders”) and Bank of America, N.A., as administrative agent. Under the New Credit Agreement, the Term Lenders provided (i) senior unsecured term loans in an original aggregate principal amount of $830.0 million and maturing five years after the funding date thereunder (the “Five Year Term Loans”) and (ii) senior unsecured term loans in an original aggregate principal amount of $300.0 million and maturing ten years after the funding date thereunder (the “Ten Year Term Loans”). The $1.1 billion in proceeds from the New Credit Agreement were used to finance, in part, the cash component of the acquisition consideration, to repay indebtedness of Diamond and us, and to pay certain fees and expenses incurred in connection with the Diamond acquisition.
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
Under the New Credit Agreement, the outstanding principal amount of the Five Year Term Loans is payable in equal quarterly installments of $10.4 million on the last business day of each quarter. These payments began in the second quarter of 2016 and continue through December 2020. The remaining unamortized balance is payable on February 28, 2021. The outstanding principal amount of the Ten Year Term Loans is payable in quarterly principal installments of $15.0 million beginning in the second quarter of 2021. The New Credit Agreement also contains optional prepayment provisions.
Our obligations under the New Credit Agreement are guaranteed by all of our existing and future direct and indirect wholly-owned domestic subsidiaries other than any such subsidiaries that, taken together, do not represent more than 10.0% of the total domestic assets or domestic revenues of the Company and its wholly-owned domestic subsidiaries. The New Credit Agreement contains customary representations, warranties and covenants. The financial covenants include a maximum total debt to EBITDA ratio, as defined in the New Credit Agreement, of 4.75 to 1.00 for the first two quarters following the acquisition of Diamond and decreasing over the period of the loan to 3.50 to 1.00 in the eighth quarter following the acquisition. For the third quarter of 2016, the maximum ratio reduced to 4.50 to 1.00, and it will further reduce to 4.25 to 1.00 in the fourth quarter of 2016. The financial covenants also include a minimum interest coverage ratio of 2.50 to 1.00. Other covenants include, but are not limited to, limitations on: (i) liens, (ii) dispositions of assets, (iii) mergers and consolidations, (iv) loans and investments, (v) subsidiary indebtedness, (vi) transactions with affiliates and (vii) certain dividends and distributions. The New Credit Agreement contains customary events of default, including a cross default provision and change of control provisions. If an event of default occurs and is continuing, we may be required to repay all amounts outstanding under the New Credit Agreement.
In addition, certain covenants and terms associated with our pre-existing credit agreement were amended to agree to the New Credit Agreement in order to accommodate this additional debt. As of October 1, 2016, we were in compliance with all debt covenants.
Total debt issuance costs associated with the New Credit Agreement of approximately $11.0 million were capitalized in late 2015 and the first quarter of 2016 and will be amortized over the life of the loans.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

In February 2016, using available borrowings from our existing credit facilities and cash on hand, we repaid our $100.0 million private placement senior notes which were due in June 2017. The total repayment was approximately $106 million, and resulted in a loss on early extinguishment of approximately $4.7 million. The loss on early extinguishment of debt was calculated as follows:

(in thousands)	Amount
Repayment of private placement senior notes	$100,000
Penalty on early extinguishment	6,170
Book value of private placement debt, including unamortized fair value adjustment	(101,421)
Loss on early extinguishment of debt	$4,749
Our revolving credit facility allows us to make revolving credit borrowings of up to $375.0 million through May 2019. As of October 1, 2016 and January 2, 2016, we had available borrowings on this facility of $303.0 million and $375.0 million respectively. In July 2016, we repaid $100.0 million of our Five Year Term Loan maturing in 2021, using $90.0 million in borrowings from our revolving credit facility and $10.0 million from cash on hand. During the first nine months of 2016, we borrowed $147.0 million from our revolving credit facility and repaid $75.0 million with the proceeds from our New Credit Agreement and cash generated by operating activities. During the first nine months of 2015, there were no repayments or proceeds from our revolving credit facility.
NOTE 11. INCOME TAXES
As of October 1, 2016, we recorded gross unrecognized tax benefits for uncertain tax positions totaling $4.3 million and related interest and penalties of $1.2 million. Of the gross unrecognized benefits, $1.4 million are recorded net with the tax attributes that would be offset. The remainder are recorded in other noncurrent liabilities in the Condensed Consolidated Balance Sheets. Of this total amount, $3.4 million, which includes interest and penalties, would affect the effective tax rate if subsequently recognized. As of January 2, 2016, we recorded gross unrecognized tax benefits totaling $2.7 million and related interest and penalties of $0.9 million in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. We expect certain income tax audits will be settled, positions will be resolved through administrative procedures or statutes of limitations will expire for various tax authorities during the next twelve months, resulting in a potential $0.8 million reduction of the unrecognized tax benefit amount. We classify interest and penalties associated with uncertain tax positions within income tax expense.

Our effective tax rate increased from 29.4% for the third quarter of 2015 to 29.9% for the third quarter of 2016. The increase in our effective income tax rate was due primarily to the transaction costs incurred in 2016 which are not deductible for tax purposes, offset by the UK tax rate reduction which was recognized as a discrete item in the third quarter of 2016. Our effective tax rate decreased from 33.7% for the first nine months of 2015 to 28.4% for the first nine months of 2016. The difference in the effective income tax rate for the first nine months of 2016 compared to the first nine months of 2015 was due primarily to the UK tax rate reduction which was recognized as a discrete item in the third quarter of 2016.

We recorded interim tax expense for the third quarter of 2016 using a forecasted annual effective tax rate applied to ordinary income. Certain non-deductible transaction costs and other items related to the acquisition discussed in Note 3 have been included in the forecasted effective tax rate. The effects of changes in anticipated rates applicable to existing deferred tax liabilities have been recorded discretely in the first, second and third quarters of 2016.
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

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes information regarding financial assets and financial liabilities that are measured at fair value as of October 1, 2016 and January 2, 2016.

(in thousands)	Book Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance as of October 1, 2016
Assets:
Cash and cash equivalents	$26,814	$26,814	$—	$—
Restricted cash	714	714	—	—
Total assets	$27,528	$27,528	$—	$—

Liabilities:
Interest rate swaps	$3,087	$—	$3,087	$—
Total liabilities	$3,087	$—	$3,087	$—

Balance as of January 2, 2016
Assets:
Cash and cash equivalents	$39,105	$39,105	$—	$—
Restricted cash	966	966	—	—
Total assets	$40,071	$40,071	$—	$—

Liabilities:
Interest rate swaps	$1,045	$—	$1,045	$—
Total liabilities	$1,045	$—	$1,045	$—
There were no changes among the levels during the first nine months of 2016.
The fair value of outstanding debt, including current maturities, was approximately $1,362 million and $391 million as of October 1, 2016 and January 2, 2016, respectively. These Level 2 fair value estimates were based on similar debt with the same maturities, company credit rating and interest rates. Refer to Note 14 for the fair value of the plan assets and benefit obligation associated with the defined benefit pension plan assumed in the acquisition of Diamond. Refer to Note 9 for the fair value of our remaining equity method investment assumed in the acquisition of Diamond.
NOTE 13. DERIVATIVE INSTRUMENTS
We are exposed to certain risks relating to our business operations. We use derivative instruments to manage interest rate risks. The fair value of the derivative instrument liability in the Condensed Consolidated Balance Sheets using Level 2 inputs was as follows:

(in thousands)	Balance Sheet Location	October 1, 2016	January 2, 2016
Derivatives designated as hedges:
Interest rate swaps	Other noncurrent liabilities	$(3,087)	$(1,045)
Total fair value of derivative instruments		$(3,087)	$(1,045)

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Interest Rate Swaps
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements in order to maintain a desired proportion of fixed to variable-rate debt. These swaps are accounted for as cash flow hedges. The fair value of interest rate swaps was determined utilizing a market approach model using the notional amount of the interest rate swaps and the observable inputs of time to maturity and interest rates. The notional amount of the interest rate swaps designated as hedging instruments as of both October 1, 2016 and January 2, 2016 was $75.0 million.

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
Changes in Other Comprehensive Loss
The changes in unrealized gains and losses, net of income tax, included in other comprehensive loss due to fluctuations in interest rates were as follows:

	Quarter Ended		Nine Months Ended
(in thousands)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Gains/(losses) on interest rate swaps, net of income tax (expense)/benefit of ($234), $709, $794 and $707, respectively	$378	$(1,138)	$(1,249)	$(1,134)
Total change in unrealized gains/(losses) from derivative instruments, net of income tax (effective portion)	$378	$(1,138)	$(1,249)	$(1,134)
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
The liability associated with the defined benefit pension plan was revalued in purchase accounting to approximately $11.1 million as of February 29, 2016. This consisted of a benefit obligation of $26.7 million which was partially offset by plan assets of $15.6 million. The weighted-average discount rate assumption used to determine the benefit obligation was 4.0%. Other assumptions remained consistent with those used in Diamond's most recent valuation as of July 31, 2015. The liability associated with the defined benefit pension plan was $11.1 million as of October 1, 2016 and is included in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. Amounts recognized in the Condensed Consolidated Statements of Income were not material for the third quarter or first nine months of 2016.
The liability associated with the retiree medical plan and the associated impact on the income statement are not material.
NOTE 15. COMMITMENTS AND CONTINGENCIES
Contractual Obligations
In order to mitigate the risks of volatility in commodity markets to which we are exposed, we entered into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Purchase commitments for certain ingredients, packaging materials and energy totaled $163.2 million as of October 1, 2016, as compared to $97.2 million as of January 2, 2016. The increase in purchase commitments was due to additional commitments from Diamond. In addition to these commitments, we have contracts for certain ingredients and packaging materials where we have secured a fixed price but do not have a minimum purchase quantity. We generally contract from approximately three to twelve months in advance for certain major ingredients and packaging. In addition, we have contracts with walnut growers where we have secured a minimum purchase quantity but no pricing terms. These contracts can extend out from one to three years. We also have a licensing contract which totaled $16.1 million as of October 1, 2016, and runs through 2020.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

We have a contract to receive services from our syndicated market data provider through 2023. Our commitment for these services ranges from approximately $3 million to $4 million each year throughout the life of the contract.
We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $11.9 million as of October 1, 2016, $4.7 million of which relates to Diamond. The total amount of letters of credit as of January 2, 2016 was $9.2 million.
As a result of the acquisition of Diamond, we obtained certain non-cancelable operating leases and capital leases. As of October 1, 2016, the future minimum payments under the acquired operating leases (primarily for real property) were as follows:

(in thousands)	Amount
Remainder of 2016	$1,181
2017	4,618
2018	4,259
2019	4,158
2020	4,162
Thereafter	10,702
Total operating lease commitments	$29,080
Future minimum payments under the legacy Snyder's-Lance operating leases remain consistent with our disclosure in our 2015 Form 10-K.
As of October 1, 2016, the future minimum payments under the acquired capital leases (primarily for real property) were as follows:

(in thousands)	Amount
Remainder of 2016	$790
2017	1,757
2018	1,594
2019	1,049
2020	333
Thereafter	—
Total minimum payments	5,523
Less amount representing interest	(179)
Present value of capital lease obligations	$5,344
There are no legacy Snyder's-Lance capital leases, and we have not entered into any capital leases other than those obtained as a result of the acquisition of Diamond.
Guarantees
We currently provide a partial guarantee for loans made to IBOs by third-party financial institutions for the purchase of route businesses. The outstanding aggregate balance on these loans was $139.3 million as of October 1, 2016 and January 2, 2016. The annual maximum amount of future payments we could be required to make under the guarantee equates to 25.0% of the outstanding loan balance on the first day of each calendar year plus 25.0% of the amount of any new loans issued during such calendar year. These loans are collateralized by the route businesses for which the loans are made. Accordingly, we have the ability to recover substantially all of the outstanding loan value upon default, and our liability associated with this guarantee is not material.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Legal Matters

All Natural Litigation
We have certain class action legal proceedings filed against us which allege that certain ingredients in some of our products that are labeled as “natural” and “all natural” are not natural. Although we believe that we had strong defenses against these claims, we reached a settlement agreement in the third quarter of 2015 in order to avoid the costs and uncertainty of litigation. We recognized $2.8 million of expense in settlements of certain litigation in our Condensed Consolidated Statements of Income in the first nine months of 2015. The settlement amount of $2.8 million is accrued in other payables and accrued liabilities in the Condensed Consolidated Balance Sheets at the end of the third quarter of 2016. Subsequent to the end of the third quarter of 2016, we distributed the funds related to the class settlement and consider the case to be closed; however, a portion of the accrued administrative fees will be paid in the fourth quarter.

IBO Litigation
In January 2013, plaintiffs comprised of IBOs filed a putative class action against our distribution subsidiary, S-L Distribution Company, Inc., in the Suffolk Superior Court of the Commonwealth of Massachusetts. The lawsuit was transferred to the United States District Court, Middle District of Pennsylvania. The lawsuit sought statewide class certification on behalf of a class comprised of IBOs in Massachusetts. The plaintiffs alleged that they were misclassified as independent contractors and should have been considered employees. The plaintiffs were seeking reimbursement of their out-of-pocket business expenses. On August 20, 2015, the parties to this litigation reached a tentative settlement on a class wide basis, which became a final settlement on December 22, 2015. We do not admit any fault or liability in this matter; however, in an effort to resolve these claims, we agreed to pay $2.9 million to fully resolve the litigation. This amount was recognized as expense in settlements of certain litigation in our Condensed Consolidated Statements of Income in the third quarter of 2015, and was paid in the second quarter of 2016.
On July 25, 2016, plaintiffs comprised of IBOs filed a putative class action against Snyder’s-Lance, Inc. and our distribution subsidiary, S-L Distribution Company, Inc. in the Eastern District Court of Tennessee.  The case was transferred to the Middle District of Pennsylvania.  The lawsuit seeks statewide class certification on behalf of a class comprised of IBOs in Tennessee, and nationwide certification for the Federal law collective action.   The plaintiffs allege that they were misclassified as independent contractors and should be considered employees.  We believe we have strong defenses to all the claims that have been asserted against us.  We cannot reasonably estimate at this time the possible loss or range of loss, if any, from this lawsuit.

Shareholder Derivative Litigation
Beginning on November 14, 2011, putative shareholder derivative lawsuits were filed in the Superior Court for the State of California, San Francisco County, purportedly on behalf of Diamond and naming certain executive officers and the members of its board of directors as individual defendants. These lawsuits, which related principally to accounting for certain payments to walnut growers, were subsequently consolidated as In re Diamond Foods Inc., Shareholder Derivative Litigation and purport to set forth claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement. Following mediation efforts, the parties agreed to the terms of a proposed settlement and the Court entered an order granting final approval of the settlement on August 19, 2013. On September 23, 2013, a Notice of Appeal from the order granting final approval was filed by a single stockholder in the California Court of Appeal.

On February 19, 2016, the Court set oral argument for March 15, 2016. On February 25, 2016, Diamond informed the Court of its pending merger with Snyder’s-Lance, Inc. and filed a request to reschedule oral argument. On February 29, 2016, the Court issued an order removing oral argument from the Court’s calendar and ordered the parties to submit letters to the Court on the status of the merger. On March 3, 2016, the Company submitted a letter in response to the Court’s Order, informing the Court that Diamond no longer exists as a corporate entity due to the completion of the merger with the Company. On March 25, 2016, the Company submitted to the Court the parties’ agreed upon briefing schedule for a motion to dismiss, setting the Company’s motion filing for April 4, 2016; Appellants’ opposition for May 4, 2016; and the Company’s reply for May 18, 2016. On April 4, 2016, the Company filed its Motion to Dismiss and on June 9, 2016, the Court granted the Motion to Dismiss and dismissed the Appeal from the order granting final approval. On June 28, 2016, an objection was raised with an offer to settle. On August 2, 2016 the Company filed its Answer to Petition for Review denying Appellant’s right to maintain an appeal. On August 16, 2016 the Court denied the Petition for Review. Accordingly, the Company considers this case to be closed.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Merger-related Litigation
On November 10, 2015, a putative class action lawsuit was filed on behalf of Diamond stockholders in the Court of Chancery of the State of Delaware. The complaint names as defendants Diamond, the members of Diamond’s board of directors, Snyder’s-Lance, Shark Acquisition Sub I, Inc., a Delaware corporation and a wholly-owned subsidiary of Snyder’s-Lance (“Merger Sub I”) and Shark Acquisition Sub II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Snyder’s-Lance (“Merger Sub II”). The complaint generally alleges, among other things, that the members of Diamond’s board of directors breached their fiduciary duties to Diamond’s stockholders in connection with negotiating, entering into and approving the merger agreement with Snyder’s-Lance, Inc. The complaint additionally alleges that Snyder’s-Lance, Merger Sub I and Merger Sub II aided and abetted such breaches of fiduciary duties. The complaint sought injunctive relief, including the enjoinment of the merger, certain other declaratory and equitable relief, damages, costs and fees. An amended complaint was filed on December 21, 2015. The amended complaint adds further allegations related to the merger process and disclosures contained in the Registration Statement on Form S-4 filed by Snyder’s-Lance on November 25, 2015. On January 15, 2016, plaintiff filed a motion for expedited proceedings requesting a preliminary injunction and expedited discovery, which the Court denied on February 3, 2016. Plaintiff also filed a books and records demand case in North Carolina, which the plaintiff subsequently dismissed with prejudice. On January 19, 2016, another action was filed in the court of chancery in the state of Delaware similar to the above matter. On October 24, 2016, plaintiff filed a second amended complaint, which modified some of plaintiff's allegations, including now expressly seeking a quasi-appraisal remedy or rescissory damages. The parties also have submitted to the court a proposed schedule for briefing of anticipated motions to dismiss the amended complaint, which would extend through March 2017. We cannot reasonably estimate at this time the possible loss or range of loss, if any, from this lawsuit.

Appraisal Proceedings
On February 25, 2016, Cede & Co., on behalf of Blueblade Capital Opportunities LLC (“Blueblade I”), sent an appraisal demand letter to Diamond with respect to 211,574 shares of Diamond common stock, purportedly held in connection with our acquisition of Diamond. On the same date, Cede & Co., on behalf of Blueblade Capital Opportunities II LLC ("Blueblade II," and together with Blueblade I, "Blueblade"), sent a second appraisal demand letter to Diamond with respect to 119,008 shares of Diamond common stock.  Under Section 262 of the Delaware General Corporation Law, certain stockholders may be entitled to an appraisal of the fair value of the stockholders’ shares. Blueblade claims that the price we paid for Diamond was less than its fair value. A petition for appraisal was filed by Blueblade in the Court of Chancery in the State of Delaware on June 27, 2016. The case was settled and dismissed with prejudice on August 12, 2016 and we agreed to pay $14.5 million to fully resolve the litigation. Of the $14.5 million, $12.4 million represented the fair value of consideration paid as part of the Diamond acquisition. The remaining $2.1 million was recognized as a transaction related expense in the first nine months of 2016.

California Labor Code Litigation
Former employee Patricia Sparks filed a putative class action lawsuit against Diamond on November 25, 2015 in San Francisco Superior Court alleging Diamond’s violation of the California Labor Code by failing to include on wage statements the start date of the pay period and by failing to include on wage statements the name and address of the legal entity that is the employer.  Plaintiff amended her complaint on January 4, 2016 to add a claim for penalties under California’s Private Attorneys General Act based on the same underlying violations.  Diamond timely answered the First Amended Complaint on March 7, 2016.  The parties attended the initial case management conference on May 2, 2016 and a further case management conference occurred on August 1, 2016. We accrued $8.3 million associated with this outstanding claim in the Diamond opening balance sheet as that represented our best estimate of the probable liability at that time. We determined such accrual by estimating the aggregate potential penalties that we believed it was probable could be assessed under the applicable California laws, which are strict liability penalties. On September 19, 2016, the parties to this litigation reached a tentative settlement pursuant to which we have agreed to pay $0.7 million on a class wide basis. We signed a memorandum of understanding reflecting this preliminary settlement amount. The settlement is subject to negotiation and execution of a definitive settlement agreement by the parties and approval by the court. As result of the memorandum of understanding, we have recorded a measurement period adjustment to reduce the opening Balance Sheet accrual and accordingly accounted for this settlement amount in our Condensed Consolidated Balance Sheets for the quarter ended October 1, 2016.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Employment Tax Audit by the California Employment Development Department
On February 22, 2016, the company received notice from the Employment Development Department of the State of California (“EDD”) that S-L Distribution Company, Inc. (“SLD”) had been selected for an employment tax audit. An onsite audit was conducted April 27, 2016, of payroll records for 2015 as a general matter. In addition, the auditor examined the Forms 1099Misc that the company had issued. The audit is still outstanding and will confirm whether the IBOs who received 1099s are bona-fide contractors within the definition of an employer/employee relationship under the relevant statutes and regulations in California. If the auditor issues an unfavorable determination and finds that the IBOs are actually employees, such a finding could have a material adverse impact on our operations in California and potentially the other jurisdictions where the company utilizes IBO business partners. At this time we cannot reasonably estimate the possible loss or range of loss, if any, from this audit, nor are we able to quantify the likelihood of a positive determination from the auditor.

Evaporated Cane Juice Litigation
A putative class action suit was filed against Late July Snacks, LLC on September 18, 2013, and is pending in the United States District Court for the Northern District of California. The action accuses Late July Snacks, LLC of violating federal and state law by using the term "evaporated cane juice" ("ECJ") in the ingredients list on its products' labels. The plaintiffs' complaint alleges ECJ is not the common and usual name for the ingredient at issue and is misleading. The complaint attempts to state claims for violation of California's Unfair Competition Law, California's False Advertising Law, California's Consumers Legal Remedies Act, and unjust enrichment. Late July Snacks, LLC filed a motion to dismiss the complaint on November 27, 2013, based on the primary jurisdiction doctrine, lack of standing, and failure to state a claim.

On May 22, 2014, the Court stayed the action, applying the doctrine of primary jurisdiction, due to the FDA's ongoing consideration of the issue of using the term ECJ on food labels. On May 26, 2016, the FDA issued its guidance for industry on the topic. As a result, the stay was lifted on July 22, 2016. Plaintiffs filed an amended complaint that, among other things, relies on the FDA's recently issued guidance, on August 31, 2016. We cannot reasonably estimate at this time the possible loss or range of loss, if any, from this lawsuit.

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
NOTE 16. RELATED PARTY TRANSACTIONS
We have two facilities used to support distribution of our products in the northeastern United States that are leased from an entity owned by two of our employees. One of the employees is Peter L. Michaud, an officer of the Company. There were $0.1 million in lease payments made for these facilities in the third quarters of both 2016 and 2015 and $0.3 million for the first nine months of both 2016 and 2015.
One of the members of our Board of Directors, Lawrence Jackson, is also a member of the Board of Directors of Information Resources, Inc. ("IRI"), which we began using as our syndicated market data provider at the end of 2015. Total payments made to IRI for these services in the third quarter and first nine months of 2016 were $0.8 million and $2.4 million, respectively.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

ARWCO Corporation, MAW Associates, LP and Warehime Enterprises, Inc. are significantly owned or controlled by Patricia A. Warehime, a member of our Board of Directors and a beneficial owner of more than 5.0% of our common stock. Among other unrelated business activities, these entities provide financing to IBOs for the purchase of route businesses. We have entered into loan service agreements with these related parties that allow us to repurchase certain distribution assets in the event an IBO defaults on a loan with the related party. We are required to repurchase the assets 30 days after default at the value as defined in the loan service agreement, which approximates fair market value. As of October 1, 2016, there were outstanding loans made to IBOs by the related parties of approximately $23.5 million, compared to $28.0 million as of January 2, 2016. Michael A. Warehime, our former Chairman of the Board, who passed away in August 2014, served as an officer and/or director of these entities. Patricia A. Warehime is the executrix, trustee and principal beneficiary of Mr. Warehime's estate and trust. Transactions with these related parties are primarily related to the collection and remittance of loan payments on notes receivable held by the affiliates. If IBOs default on loans, the related parties will purchase inventory in order to service the routes prior to our requirement to repurchase the route assets. Revenue from the sale of inventory to these related parties was approximately $0.1 million and $0.3 million for the third quarters of 2016 and 2015, respectively, and $0.4 million and $0.5 million for the first nine months of 2016 and 2015, respectively. In addition, we are reimbursed for certain overhead and administrative services associated with the services provided to these related parties. The receivables from, payables to and administrative fees received from these entities are not significant for any period presented.
One of our directors, C. Peter Carlucci, Jr., is a member of Eckert Seamans Cherin & Mellott, LLC (“Eckert”), which serves as one of our outside legal firms. We had expenses of less than $0.1 million incurred for services provided by Eckert for the third quarter of 2016 and $0.1 million of expenses incurred for the third quarter of 2015. Expenses incurred for the first nine months of 2016 and 2015 were $0.2 million and $0.6 million, respectively.
NOTE 17. OTHER COMPREHENSIVE INCOME
Total comprehensive income attributable to us, determined as net income adjusted by total other comprehensive income, was $22.9 million and $14.5 million for the third quarters of 2016 and 2015, respectively, and a loss of $1.9 million and income of $42.1 million for the first nine months of 2016 and 2015, respectively. Total other comprehensive loss presently consists of foreign currency translation adjustments and unrealized gains and losses from our derivative financial instruments accounted for as cash flow hedges.
Amounts reclassified out of accumulated other comprehensive loss, net of tax, consisted of the following:

		Quarter Ended		Nine Months Ended
(in thousands)	Income Statement Location	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Losses on cash flow hedges reclassified out of accumulated other comprehensive loss:
Interest rate swaps, net of tax of $98, $175, $299, and $334, respectively	Interest expense, net	$(158)	$(280)	$(477)	$(536)
Total amounts reclassified from accumulated other comprehensive loss		$(158)	$(280)	$(477)	$(536)
During the first nine months of 2016, changes to the balance in accumulated other comprehensive loss were as follows:

(in thousands)	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of January 2, 2016	$(630)	$—	$(630)

Other comprehensive loss before reclassifications	(1,726)	(24,226)	(25,952)
Losses reclassified from accumulated other comprehensive loss	477	—	477
Total other comprehensive loss	(1,249)	(24,226)	(25,475)

Balance as of October 1, 2016	$(1,879)	$(24,226)	$(26,105)

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

During the first nine months of 2015, changes to the balance in accumulated other comprehensive loss were as follows:

(in thousands)	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of January 3, 2015	$(270)	$(737)	$(1,007)

Other comprehensive loss before reclassifications	(1,670)	(451)	(2,121)
Losses reclassified from accumulated other comprehensive loss	536	—	536
Total other comprehensive loss	(1,134)	(451)	(1,585)

Balance as of October 3, 2015	$(1,404)	$(1,188)	$(2,592)
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
Revenue by Product Category
Net revenue by product category was as follows:

	Quarter Ended		Nine Months Ended
(in thousands)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Branded	$428,868	$298,442	$1,199,640	$892,434
Culinary	42,861	—	103,651	—
Partner brand	73,821	75,396	229,607	230,127
Other	43,251	42,935	128,168	127,981
Net revenue	$588,801	$416,773	$1,661,066	$1,250,542

Prior year Partner brand revenues from the sale of Kettle Brand® potato chips are now classified as Branded revenues as a result of the Diamond acquisition. For the third quarter and first nine months of 2015, we have reclassified $8.8 million and $26.4 million, respectively, of Partner brand revenue associated with Kettle Brand® potato chips to Branded revenue to be consistent with current year presentation.

In addition, we added "Culinary" as a new product category during the first quarter of 2016. This new product category includes all revenue from our newly acquired Diamond of California® brand, which is primarily focused on culinary nuts. The separate category was added due to the nature of the brand and its seasonality and price fluctuations.
NOTE 19. SIGNIFICANT CUSTOMERS
Sales to our largest retail customer, Wal-Mart Stores, Inc. ("Wal-Mart"), either through IBOs or direct distribution network, were approximately 13% of net revenue for the third quarters and first nine months of both 2016 and 2015. Our sales to Wal-Mart do not include sales of our products that may be made to Wal-Mart by third-party distributors outside our direct-store-delivery ("DSD") distribution network. Sales to these third-party distributors represent approximately 5% of our net revenue and may increase sales of our products to Wal-Mart by an amount we are unable to estimate. Accounts receivable as of October 1, 2016 and January 2, 2016, included receivables from Wal-Mart totaling $22.7 million and $19.0 million, respectively.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 20. SUBSEQUENT EVENTS

On November 3, 2016, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on November 29, 2016 to stockholders of record on November 21, 2016.

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
Management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. We routinely evaluate our estimates, including those related to sales and promotional allowances, customer returns, allowances for doubtful accounts, inventory valuations, useful lives of fixed assets and related impairment, long-term investments, hedge transactions, goodwill and intangible asset valuations and impairments, payable to growers, incentive compensation, income taxes, self-insurance, pension liability, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.
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

The strategic combination of Snyder's-Lance and Diamond brings together two established companies with strong brands and creates an innovative, highly complementary and diversified portfolio of branded snacks. Diamond is a leading snack food company with five brands including Kettle Brand® potato chips, KETTLE® Chips, Pop Secret® popcorn, Emerald® snack nuts and Diamond of California® culinary nuts. The transaction expands our footprint in "better-for-you" snacking and increases our existing natural food channel presence. We expect that this transaction will expand and strengthen our national distribution network, and provide us with a platform for growth in the United Kingdom ("UK") and across Europe. We believe we are now even better positioned in the growing snack food industry, and we continue to see significant opportunities for both cost and revenue synergies, which we expect to deliver earnings accretion and support further investment behind our brands. The integration of Diamond remains on track as we continue to achieve key milestones following the close of the acquisition.

On September 1, 2016, we completed the acquisition of Metcalfe's Skinny Limited ("Metcalfe") by acquiring the remaining 74% interest. Metcalfe owns the UK's leading premium popcorn brand, and also incorporates a fast growing range of corn and rice cake products. The UK popcorn market is one of the fastest growing categories within the UK snack food industry, as consumers increasingly seek out "better-for-you" snacking options. The addition of a leading premium popcorn brand, Metcalfe's skinny popcorn®, to the UK's leading premium chip brand, KETTLE® Chips, reflects our plan to become a leading provider of premium snack foods in Europe.

In addition to these strategic acquisitions, we are also evaluating strategic disposition alternatives in order to optimize our business portfolio and deliver on our long term strategic plan. Such transactions could have a material impact on our financial statements.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Third Quarter Performance
All financial comparisons to the prior year are compared against the legacy Snyder’s-Lance results, where the prior year does not include any contribution from Diamond.

The acquisition of Diamond continued to have a significant impact on the results, including:

•	Incremental net revenue of $168.9 million for the third quarter of 2016.

•	Transaction and integration related expenses of $4.0 million for the third quarter of 2016.

We expect to continue to incur certain integration related expenses throughout the fourth quarter of 2016, primarily related to professional fees, severance expenses and retention costs.

The snack food industry as a whole remains highly competitive with additional brands and snack food categories entering the market, which is providing consumers with more snacking choices than ever before. The more established snack food brands have been under pressure to compete as consumers expand their purchases of snack foods to include these new snack food categories and brands. As a result, we continue to increase promotional activities compared to the prior year in order to effectively compete in this market. Our branded sales volume for the legacy Snyder's-Lance business increased approximately 6% during the third quarter of 2016, compared to the third quarter of 2015. This volume increase was partially offset by increased investment in promotional spending resulting in branded net revenue growth of 2.6%.

Our performance in the third quarter was led by our Cape Cod® and Snack Factory® Pretzel Crisps® brands, both of which realized more than 10% net revenue growth compared to third quarter of 2015. Net revenue from our Lance® branded products also increased due to expanded distribution in the club channel. Snyder's of Hanover® revenue for the third quarter declined, although trends improved relative to the first half of 2016.

We continued to increase the utilization of our manufacturing plants during the third quarter due to strong customer demand for our branded products, which when combined with other benefits from our margin enhancement initiatives and procurement savings, drove significant improvement in gross margin compared to 2015.

Kettle Brand® produced solid results during the quarter and we believe there are strong opportunities for additional growth through innovation and expanded distribution channels. The Emerald® brand completed both a packaging renovation and an enhancement of flavor profiles earlier this year and the results are encouraging. Pop Secret® lost market share(1) in a declining category as a result of competitive pressures both from ready-to-eat popcorn as well as other brands within the category. However, we have developed a renovation plan for this brand which we began to execute at the end of the third quarter.

(1) All information regarding our brand market positions in the United States included in this report on Form 10-Q is from Information Resources, Inc. ("IRI") using their Total US MULO index, which covers the majority of our total net revenue and is based on retail dollar sales. The Total US MULO index excludes certain natural grocery stores, club customers as well as the export, vending, food service and convenience store channels.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended October 1, 2016 Compared to Quarter Ended October 3, 2015

	Quarter Ended				Favorable/ (Unfavorable) Variance
(in thousands)	October 1, 2016		October 3, 2015
Net revenue	$588,801	100.0%	$416,773	100.0%	$172,028	41.3%
Cost of sales	375,729	63.8%	274,287	65.8%	(101,442)	(37.0)%
Gross profit	213,072	36.2%	142,486	34.2%	70,586	49.5%
Selling, general and administrative	161,107	27.4%	114,835	27.6%	(46,272)	(40.3)%
Settlements of certain litigation	—	—%	2,900	0.7%	2,900	100.0%
Transaction and integration related expenses	4,043	0.7%	—	—%	(4,043)	(100.0)%
Impairment charges	507	0.1%	—	—%	(507)	(100.0)%
Loss/(gain) on sale of route businesses, net	41	—%	(501)	(0.1)%	(542)	nm
Other (income)/expense, net	(3,512)	(0.6)%	115	—%	3,627	nm
Income before interest and income taxes	50,886	8.6%	25,137	6.0%	25,749	102.4%
Interest expense, net	9,215	1.5%	2,851	0.6%	(6,364)	(223.2)%
Income before income taxes	41,671	7.1%	22,286	5.4%	19,385	87.0%
Income tax expense	12,470	2.1%	6,557	1.6%	(5,913)	(90.2)%
Net income	$29,201	5.0%	$15,729	3.8%	$13,472	85.7%
nm = not meaningful
Net Revenue
Net revenue by product category was as follows:

	Quarter Ended				Favorable/ (Unfavorable) Variance
(in thousands)	October 1, 2016		October 3, 2015
Branded	$428,868	72.8%	$298,442	71.6%	$130,426	43.7%
Culinary	42,861	7.3%	—	—%	42,861	100.0%
Partner brand	73,821	12.5%	75,396	18.1%	(1,575)	(2.1)%
Other	43,251	7.4%	42,935	10.3%	316	0.7%
Net revenue	$588,801	100.0%	$416,773	100.0%	$172,028	41.3%

Prior year Partner brand revenues from the sale of Kettle Brand® potato chips are now classified as Branded revenues as a result of the acquisition of Diamond. For the third quarter of 2015, we have reclassified $8.8 million of Partner brand revenue associated with Kettle Brand® potato chips to Branded revenue to be consistent with our current year presentation.
Overall net revenue increased $172.0 million, or 41.3%, compared to the third quarter of 2015, primarily due to increased revenue associated with the contribution of Diamond. Excluding the revenue increase from Diamond, overall net revenue increased 0.7%. The increase in legacy Snyder's-Lance Branded revenue was partially offset by declines in our Partner brand and Other revenue categories.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table reflects revenue by product category adjusted for incremental revenue attributable to the acquisition of Diamond and compares net revenue excluding Diamond for the third quarter of 2016 to net revenue for the third quarter of 2015:

(in thousands)	Q3 2016 Net Revenue	Incremental Diamond Net Revenue	Q3 2016 Net Revenue excluding Diamond (1)	Q3 2015 Net Revenue	Favorable/ (Unfavorable) Variance
Branded	$428,868	$122,540	$306,328	$298,442	$7,886	2.6%
Culinary	42,861	42,861	—	—	—	—%
Partner brand	73,821	—	73,821	75,396	(1,575)	(2.1)%
Other	43,251	3,527	39,724	42,935	(3,211)	(7.5)%
Net revenue	$588,801	$168,928	$419,873	$416,773	$3,100	0.7%
(1) The non-GAAP measure and related comparisons in the table above should be considered in addition to, not as a substitute for, our net revenue disclosure, as well as other measures of financial performance reported in accordance with GAAP, and may not be comparable to similarly titled measures used by other companies. Our management believes the presentation of third quarter 2016 Net Revenue excluding Diamond is useful for providing increased transparency and assisting investors in understanding our ongoing revenue performance.
Branded net revenue increased $130.4 million, or 43.7%, compared to the third quarter of 2015, primarily due to incremental revenue from Diamond. Branded net revenue, excluding the Diamond contribution, was up $7.9 million, or 2.6%, compared to the third quarter of 2015. Overall branded volume increased approximately 6% compared to the third quarter of 2015. The volume increase was partially offset by additional investments in promotional spending necessary to drive sales in a highly competitive environment.

Net revenue from our Cape Cod® branded products increased over 10% compared to the third quarter of 2015, as we continued to increase market share in a growing kettle potato chip market. This revenue increase was primarily driven by distribution gains and additional promotional displays. Our Snack Factory® Pretzel Crisps® branded products also increased net revenue by more than 10% in the quarter through expanded distribution in both the club and grocery channels as the brand continues to reach new consumers. During the third quarter of 2016, net revenue from our Snyder's of Hanover® branded products slightly declined as volume growth was more than offset by increased promotional activity. Net revenue from our Lance® branded products continued to grow during the quarter due to increased distribution in the club channel. Late July® continued to gain market share while net revenue remained relatively flat compared to the prior year, due to revenue declines in a certain natural food retailer, which is not measured in our IRI reported data. Revenue from our Allied branded products declined slightly in the third quarter of 2016, compared to 2015.

Culinary revenue includes the recently acquired Diamond of California® brand, which is primarily focused on culinary nuts.  We anticipate an increase in revenue in the fourth quarter of 2016, compared to the third quarter of 2016, due to increased volume expected in the holiday baking season.
Partner brand net revenue decreased $1.6 million, or 2.1%, in the third quarter of 2016 compared to the third quarter of 2015 primarily due to a volume declines for certain partner brand products.
Other net revenue, excluding revenue from Diamond, decreased $3.2 million, or 7.5%, from the third quarter of 2015, due primarily to the planned exit of certain contract manufacturing agreements, as well as capacity constraints at one of our manufacturing facilities.
Gross Profit
Gross profit increased $70.6 million in the third quarter of 2016 compared to the third quarter of 2015, and increased 2.0% as a percentage of revenue. The increase in gross profit was primarily due to higher revenue as a result of the contribution from Diamond. Our improved gross margin percentage compared to prior year was driven by manufacturing efficiencies and procurement savings as a result of our margin enhancement initiatives, which were partially offset by an increased investment in promotional spending to support the growth of our Core brands. The increase in promotional spending as a percentage of revenue, excluding Diamond, resulted in approximately $7.8 million in additional promotional expense compared to 2015, or approximately 1.3% lower gross margin as a percentage of revenue for the third quarter of 2016, compared to the third quarter of 2015.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $46.3 million in the third quarter of 2016, compared to the third quarter of 2015, but decreased 0.2% as a percentage of revenue. The increase in selling, general and administrative expenses was due to additional expenses attributable to Diamond. Our lower operating expenses as a percentage of revenue benefited from Diamond-related synergies and margin enhancement initiatives. This was partially offset by the investments in marketing and advertising, which were approximately 0.9% higher as a percentage of revenue, to support our branded products, as well as increased incentive compensation expense due to improved performance.

Settlements of Certain Litigation
We recognized $2.9 million in expense during the third quarter of 2015 associated with a settlement reached in our purported class action IBO litigation. There were no legal settlements in the third quarter of 2016 that had a material impact on our results of operations. See Note 15 to the condensed consolidated financial statements for additional information related to this settlement.

Transaction and Integration Related Expenses
We recognized $4.0 million in Diamond integration related expenses during the third quarter of 2016, which included severance and retention costs as well as continued professional fees associated with the integration of Diamond. We expect to continue to incur certain integration related expenses throughout the fourth quarter of 2016.

Loss/Gain on the Sale of Route Businesses, Net
Net losses on the sale of route businesses for the third quarter of 2016 consisted of $0.1 million in gains and $0.2 million in losses. In the third quarter of 2015, net gains on the sale of route businesses consisted of $1.1 million in gains and $0.6 million in losses on the sale of route businesses. Route sale activity was minimal during the third quarter of both 2016 and 2015.

Other Income/Expense, Net
Other income, net increased $3.6 million in the third quarter of 2016 compared to the third quarter of 2015, primarily due to a $3.8 million insurance settlement related to a business interruption claim that resulted from an unexpected production outage in the fourth quarter of 2015.

Interest Expense, Net
Interest expense increased approximately $6.4 million in the third quarter of 2016 compared to the third quarter of 2015. The increase in net interest expense was the result of additional debt obtained to finance the acquisition of Diamond. We expect higher interest expense in the fourth quarter, compared to prior year as a result of higher debt levels.

Income Tax Expense
Our effective income tax rate increased to 29.9% for the third quarter of 2016 compared to 29.4% for the third quarter of 2015. The effective tax rate for the third quarter of 2016 was favorably impacted by a reduction in the United Kingdom’s statutory income tax rate, which will decrease from 18% to 17% beginning in 2020.  The effective tax rate for the third quarter of 2015 was favorably impacted by the expiration of some uncertain tax positions.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nine Months Ended October 1, 2016 Compared to Nine Months Ended October 3, 2015

	Nine Months Ended				Favorable/ (Unfavorable) Variance
(in thousands)	October 1, 2016		October 3, 2015
Net revenue	$1,661,066	100.0%	$1,250,542	100.0%	$410,524	32.8%
Cost of sales	1,087,557	65.5%	817,211	65.3%	(270,346)	(33.1)%
Gross profit	573,509	34.5%	433,331	34.7%	140,178	32.3%
Selling, general and administrative	452,815	27.3%	355,828	28.5%	(96,987)	(27.3)%
Settlements of certain litigation	—	—%	5,675	0.5%	5,675	100.0%
Transaction and integration related expenses	63,983	3.9%	—	—%	(63,983)	(100.0)%
Impairment charges	1,370	0.1%	—	—%	(1,370)	(100.0)%
Gain on sale of route businesses, net	(650)	—%	(1,368)	(0.1)%	(718)	(52.5)%
Other income, net	(4,796)	(0.5)%	(731)	(0.1)%	4,065	556.1%
Income before interest and income taxes	60,787	3.7%	73,927	5.9%	(13,140)	(17.8)%
Loss on early extinguishment of debt	4,749	0.3%	—	—%	(4,749)	(100.0)%
Interest expense, net	23,305	1.4%	7,989	0.6%	(15,316)	(191.7)%
Income before income taxes	32,733	2.0%	65,938	5.3%	(33,205)	(50.4)%
Income tax expense	9,309	0.6%	22,233	1.8%	12,924	58.1%
Net income	$23,424	1.4%	$43,705	3.5%	$(20,281)	(46.4)%
Net Revenue
Net revenue by product category was as follows:

	Nine Months Ended				Favorable/ (Unfavorable) Variance
(in thousands)	October 1, 2016		October 3, 2015
Branded	$1,199,640	72.2%	$892,434	71.4%	$307,206	34.4%
Culinary	103,651	6.3%	—	—%	103,651	100.0%
Partner brand	229,607	13.8%	230,127	18.4%	(520)	(0.2)%
Other	128,168	7.7%	127,981	10.2%	187	0.1%
Net revenue	$1,661,066	100.0%	$1,250,542	100.0%	$410,524	32.8%
Prior year Partner brand revenues from the sale of Kettle Brand® potato chips are now classified as Branded revenues as a result of the acquisition of Diamond. For the first nine months of 2015, we have reclassified $26.4 million of Partner brand revenue associated with Kettle Brand® potato chips to Branded revenue to be consistent with our current year presentation.
Overall net revenue increased $410.5 million, or 32.8%, compared to the first nine months of 2015, primarily due to increased revenue associated with the contribution from Diamond. Excluding the revenue increase from Diamond, overall net revenue declined 0.4%, driven by decreases in our legacy Snyder's-Lance Other revenue category.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table reflects revenue by product category adjusted for incremental revenue attributable to the acquisition of Diamond and compares the net revenue excluding Diamond for the first nine months of 2016 to the net revenue for the first nine months of 2015:

(in thousands)	First Nine Months 2016 Net Revenue	Incremental Diamond Net Revenue	First Nine Months 2016 Net Revenue excluding Diamond (1)	First Nine Months 2015 Net Revenue	Favorable/ (Unfavorable) Variance
Branded	$1,199,640	$303,777	$895,863	$892,434	$3,429	0.4%
Culinary	103,651	103,651	—	—	—	—%
Partner brand	229,607	—	229,607	230,127	(520)	(0.2)%
Other	128,168	8,536	119,632	127,981	(8,349)	(6.5)%
Net revenue	$1,661,066	$415,964	$1,245,102	$1,250,542	$(5,440)	(0.4)%
(1) The non-GAAP measure and related comparisons in the table above should be considered in addition to, not as a substitute for, our net revenue disclosure, as well as other measures of financial performance reported in accordance with GAAP, and may not be comparable to similarly titled measures used by other companies. Our management believes the presentation of first nine months 2016 Net Revenue excluding Diamond is useful for providing increased transparency and assisting investors in understanding our ongoing revenue performance.
Branded net revenue increased $307.2 million, or 34.4%, compared to the first nine months of 2015, primarily due to incremental revenue from Diamond. Branded net revenue, excluding the Diamond contribution, was up $3.4 million, or 0.4%, compared to the first nine months of 2015. Overall branded volume increased approximately 4% as most of our Core brands continued to increase market share in the IRI covered channels. The volume increase was partially offset by additional investments in promotional spending necessary to drive sales in a highly competitive environment. Core brands were up 0.8% due to increased revenues from Lance®, Cape Cod®, Snack Factory® Pretzel Crisps® and Late July® branded products, partially offset by a decline in net revenue from Snyder's of Hanover® branded products. Revenue from our Allied branded products was relatively flat in the first nine months of 2016, compared to the first nine months of 2015.
Culinary revenue includes the recently acquired Diamond of California® brand, which is primarily focused on culinary nuts.
Partner brand net revenue decreased $0.5 million, or 0.2%, in the first nine months of 2016, compared to the first nine months of 2015, primarily due to volume declines for certain partner brand products, partially offset by new partner brand products.
Other net revenue, excluding revenue from Diamond, decreased $8.3 million, or 6.5%, from the first nine months of 2015. The decline in net revenue was primarily due to the planned exit of certain contract manufacturing agreements, as well as capacity constraints at one of our manufacturing facilities.
Gross Profit
Gross profit increased $140.2 million in the first nine months of 2016, compared to the first nine months of 2015, but declined 0.2% as a percentage of revenue. The increase in gross profit was primarily due to increased revenue as a result of the contribution from Diamond. Our gross margin percentage declined primarily due to the inventory step-up of $15.6 million required for purchase accounting related to the Diamond acquisition. This decreased our gross margin as a percentage of revenue by 0.9%. We also realized the negative impact of certain walnut revenue contracts acquired with Diamond, as well as increased investment in promotional spending compared to the prior year to support growth of our Core brands. The increase in promotional spending as a percentage of revenue, excluding Diamond, resulted in approximately $20.5 million of additional promotional expense compared to 2015, or approximately 1.2% lower gross margin as a percentage of revenue for the first nine months of 2016, compared to the first nine months of 2015. These additional expenses were partially offset by manufacturing efficiencies and procurement savings as a result of our margin enhancement initiatives.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $97.0 million in the first nine months of 2016 compared to the first nine months of 2015, but decreased 1.2% as a percentage of net revenue. The increase in selling, general and administrative expenses was primarily due to additional expenses attributable to Diamond. Our lower operating expenses as a percentage of revenue benefited from Diamond-related synergies, margin enhancement initiatives and lower freight costs. This was partially offset by investments in marketing and advertising, which were approximately 0.6% higher as a percentage of revenue than the prior year, to support our branded products, as well as increased incentive compensation expense due to improved operating performance.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Settlements of Certain Litigation
We recognized $5.7 million in expense during the first nine months of 2015 associated with settlements reached in our "all-natural" and IBO class action lawsuits. There were no legal settlements in the first nine months of 2016 that had a material impact on our results of operations. See Note 15 to the condensed consolidated financial statements for additional information related to these settlements.

Transaction and Integration Related Expenses
We recognized $64.0 million in Diamond transaction and integration related expenses during the first nine months of 2016. These expenses included $16.7 million of severance and retention benefits and $16.4 million of accelerated stock-based compensation, which was recognized due primarily to change in control provisions and severance agreements with Diamond personnel. The remaining costs were primarily investment banking fees as well as other professional fees and legal costs associated with the acquisition and integration of Diamond.
Impairment Charges
For the first nine months of 2016 we incurred impairment charges of $1.4 million which were primarily related to machinery and equipment no longer in use due to the discontinuation of manufacturing certain products.
Gain on the Sale of Route Businesses, Net
Net gains on the sale of route businesses for the first nine months of 2016, consisted of $1.4 million in gains and $0.8 million in losses. In the first nine months of 2015, net gains on sale of route businesses consisted of $2.6 million in gains and $1.2 million in losses. The majority of the route business sales in both years were due to route reengineering projects that were initiated in order to maximize the efficiency of route territories for the IBOs.

Other Income, Net
Other income, net increased $4.1 million in the first nine months of 2016 compared to the first nine months of 2015, primarily due to a $4.3 million insurance settlement related to a business interruption claim that resulted from an unexpected production outage in the fourth quarter of 2015.

Loss on Early Extinguishment of Debt
In February of 2016, using available borrowings from our existing credit facilities, we repaid our $100 million private placement senior notes, which were due in June 2017. The total repayment was approximately $106 million, and resulted in a loss on early extinguishment of approximately $4.7 million.
Interest Expense, Net
Interest expense increased approximately $15.3 million in the first nine months of 2016, compared to the first nine months of 2015. The increase in net interest expense was the result of additional debt obtained to finance the acquisition of Diamond.
Income Tax Expense
Our effective tax rate decreased from 33.7% for the first nine months of 2015 to 28.4% for the first nine months of 2016. The reduction in the effective income tax rate for the first nine months of 2016, compared to the first nine months of 2015, was due primarily to the UK income tax rate reduction enacted during the third quarter of 2016. We expect to complete a legal entity integration project by the end of 2016 which, if completed, could increase the full year effective state tax rate.

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
Cash Flows
The following table sets forth a summary of our cash flows for the nine months ended October 1, 2016 and October 3, 2015:

(in thousands)	October 1, 2016	October 3, 2015
Net cash provided by/(used in):
Operating activities	$154,023	$94,458
Investing activities	(1,092,487)	(32,322)
Financing activities	926,833	(33,193)
Effect of exchange rate changes on cash	(660)	—
Net (decrease)/increase in cash and cash equivalents	$(12,291)	$28,943
Operating Cash Flows
Cash flow provided by operating activities increased $59.6 million in the first nine months of 2016, compared to the first nine months of 2015. The increase in net cash provided by operating activities was primarily driven by significantly more positive trends in working capital than the same period in the prior year. The majority of the positive working capital in the first nine months of 2016 was associated with a reduction in Diamond-related inventory subsequent to the acquisition as well as an increase in accounts payable. The reduction in inventory was primarily due to the sale of finished goods inventory which included a purchase accounting adjustment. In the first nine months of 2015, there were certain negative working capital trends including increased accounts receivable and inventory, as well as a decrease in accrued compensation.
Investing Cash Flows
Cash used in investing activities totaled $1.1 billion in the first nine months of 2016, compared with $32.3 million of cash used in investing activities in the first nine months of 2015. The increase in cash used in investing activities during the first nine months of 2016 was primarily driven by the acquisition of Diamond, for which the cash portion of the purchase price was approximately $1.0 billion.
Capital expenditures for fixed assets, principally manufacturing equipment, were $55.8 million for the first nine months of 2016, compared to $38.8 million for the first nine months of 2015. For 2016, we expect total capital expenditures of approximately $75 million to $80 million, compared to $51.5 million in 2015. We anticipate an increase in capital expenditures primarily to provide additional manufacturing capacity for both legacy Snyder's-Lance plant facilities as well as the newly acquired Diamond plant facilities.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financing Cash Flows
Net cash provided by financing activities of $926.8 million in the first nine months of 2016, was principally due to proceeds from the issuance of long-term debt of $1.13 billion that were used primarily to fund the acquisition of Diamond. We also received net proceeds from our existing credit facility of $72.0 million. These significant cash inflows were partially offset by repayments of long-term debt of $226.4 million, dividends paid of $42.1 million and debt issuance costs of $6.0 million.

The net cash used in financing activities in the first nine months of 2015 of $33.2 million was primarily the result of dividend payments of $33.9 million and repayments of long-term debt totaling $5.6 million.
On November 3, 2016, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on November 29, 2016 to stockholders of record on November 21, 2016.
Debt
Our total outstanding net debt was $1,351.7 million and $380.8 million as of October 1, 2016 and January 2, 2016, respectively. Our credit agreement allows us to make revolving credit borrowings of up to $375 million through May 2019. As of October 1, 2016 and January 2, 2016, we had available $303 million and $375 million of unused credit facilities, respectively. We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $11.9 million as of October 1, 2016, $4.7 million of which related to Diamond. The total amount of letters of credit as of January 2, 2016 was $9.2 million.

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
Under the New Credit Agreement, the outstanding principal amount of the Five Year Term Loans is payable in equal quarterly installments of $10.4 million on the last business day of each quarter. These payments began in the second quarter of 2016 and will continue through December 2020. The remaining unamortized balance is payable on February 28, 2021. The outstanding principal amount of the Ten Year Term Loans is payable in quarterly principal installments of $15.0 million beginning in the second quarter of 2021. The New Credit Agreement also contains optional prepayment provisions.
Our obligations under the New Credit Agreement are guaranteed by all of our existing and future direct and indirect wholly-owned domestic subsidiaries other than any such subsidiaries that, taken together, do not represent more than 10% of the total domestic assets or domestic revenues of the Company and its wholly-owned domestic subsidiaries. The New Credit Agreement contains customary representations, warranties and covenants. The financial covenants include a maximum total debt to EBITDA ratio, as defined in the New Credit Agreement, of 4.75 to 1.00 for the first two quarters following the acquisition of Diamond and decreasing over the period of the loan to 3.50 to 1.00 in the eighth quarter following the acquisition. For the third quarter of 2016 the maximum debt to EBITDA ratio reduced to 4.50 to 1.00, and it will further reduce to 4.25 to 1.00 in the fourth quarter of 2016. As of October 1, 2016, our total debt to EBIDTA ratio was 4.14 to 1.00. We are currently in compliance and expect to remain in compliance with this covenant.
The financial covenants also include a minimum interest coverage ratio of 2.50 to 1.00. As of October 1, 2016, our interest coverage ratio was 8.83 to 1.00. We are currently in compliance and expect to remain in compliance with this covenant. Other covenants include, but are not limited to, limitations on: (i) liens, (ii) dispositions of assets, (iii) mergers and consolidations, (iv) loans and investments, (v) subsidiary indebtedness, (vi) transactions with affiliates and (vii) certain dividends and distributions. The New Credit Agreement contains customary events of default, including a cross default provision and change of control provisions. If an event of default occurs and is continuing, we may be required to repay all amounts outstanding under the New Credit Agreement. In addition, certain covenants and terms associated with our pre-existing credit agreement were amended to agree to the New Credit Agreement in order to accommodate this additional debt.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In July 2016, we repaid $100 million of our Five Year Term Loan maturing in 2021, using $90 million in borrowings from our revolving credit facility and $10 million from cash on hand.

Contractual Obligations
We lease certain facilities and equipment classified as both operating and capital leases. In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have also entered into forward purchase agreements with certain suppliers based on market prices and expected usage levels. Purchase commitments for certain ingredients, packaging materials and energy totaled $163.2 million as of October 1, 2016, as compared to $97.2 million as of January 2, 2016. The increase in purchase commitments was due to additional commitments from Diamond. In addition to these commitments, we have contracts for certain ingredients and packaging materials where we have secured a fixed price but do not have a minimum purchase quantity. We generally contract from approximately three to twelve months in advance for certain major ingredients and packaging. We also have contracts with walnut growers where we have secured a minimum purchase quantity but no pricing terms. These contracts extend out from one to three years. We also have licensing contracts which totaled $16.1 million as of October 1, 2016, and run through 2020.

In addition, we have a contract to receive services from our syndicated market data provider through 2023. Our commitment for these services ranges from approximately $3 million to $4 million each year throughout the life of the contract.

As part of the acquisition of Diamond, our contractual obligations increased substantially. The contractual obligations table below summarizes the additional obligations assumed from Diamond as of October 1, 2016. Our obligations, excluding Diamond and the additional long-term debt obtained in order to complete the acquisition, remain consistent with our disclosure in the 2015 Form 10-K and have not been included in this table.

Diamond Contractual Obligations (in thousands)		Payments Due by Period
	Total	2016	2017-2018	2019-2020	Thereafter
Capital leases, including interest	$5,523	$790	$3,351	$1,382	$—
Operating leases	29,080	1,181	8,877	8,320	10,702
Purchase commitments	75,440	27,050	43,016	5,374	—
Other long-term liabilities	3,508	310	2,476	722	—
Total contractual obligations	$113,551	$29,331	$57,720	$15,798	$10,702
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity or cash flows.

We currently provide a partial guarantee for loans made to IBOs by third-party financial institutions for the purchase of route businesses. The outstanding aggregate balance on these loans was approximately $139.3 million as of both October 1, 2016 and January 2, 2016. The annual maximum amount of future payments we could be required to make under the guarantee equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the route businesses for which the loans are made. Accordingly, we have the ability to recover substantially all of the outstanding loan value upon default, and our liability associated with this guarantee is not significant.

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

Inventories (Walnut)
All inventories are accounted for on a lower of cost or market basis, with cost historically determined using a combination of first-in first-out (“FIFO”) and weighted average cost. Through our acquisition of Diamond, we have walnut purchase agreements with growers, under which they deliver their walnut crop from the contracted acres to us during the fall harvest season, and pursuant to our walnut purchase agreements, we determine the price for this inventory after receipt. This purchase price is determined by us based on our discretion provided in the agreements, taking into account market conditions, crop size, and quality and nut varieties, among other relevant factors. Since the ultimate purchase price to be paid will be determined subsequent to receiving the walnut crop from the contracted acres, we estimate the final walnut inventory purchase price for our financial statements. Those estimates may subsequently change due to changes in the factors described above, and the effect of the change could be significant. Any such changes in estimates are accounted for in the period of change by adjusting inventory on hand or cost of goods sold if the inventory is sold through. Changes in estimates may affect the ending inventory balances, as well as gross profit.

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
Commodity Risk
We purchase certain raw materials that are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions and other factors beyond our control. Our most significant raw material requirements include flour, peanuts, walnuts, oil, sugar, potatoes, tree nut seeds and corn. We also purchase packaging materials that are subject to price volatility. In the normal course of business, in order to mitigate the risks of volatility in commodity markets to which we are exposed, we enter into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Amounts committed under these forward purchase agreements are discussed in Note 15 to the condensed consolidated financial statements in Item 1.
Interest Rate Risk
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and U.S. base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desired proportion of fixed to variable-rate debt. See Note 13 to the condensed consolidated financial statements in Item 1 for further information related to our interest rate swap agreements. While these interest rate swap agreements fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $0.8 million and $0.9 million lower without these swaps during the first nine months of 2016 and 2015, respectively. A 10% increase in variable interest rates would not have significantly impacted interest expense during the first nine months of 2016.
Credit Risk
We are exposed to credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. For the first nine months of 2016 and 2015, net bad debt expense was $0.2 million and $0.9 million, respectively. Allowances for doubtful accounts were $1.1 million at October 1, 2016 and $0.9 million at January 2, 2016.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, and pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 1, 2016.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) during the quarter ended October 1, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On February 29, 2016, we completed the acquisition of Diamond and we are integrating that business into our overall internal control over financial reporting process. For additional information on this acquisition, see Note 3 to the condensed consolidated financial statements included in Item 1. "Financial Statements."

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

IBO Litigation
On July 25, 2016, plaintiffs comprised of IBOs filed a putative class action against Snyder’s-Lance, Inc. and our distribution subsidiary, S-L Distribution Company, Inc. in the Eastern District Court of Tennessee.  The case was transferred to the Middle District of Pennsylvania.  The lawsuit seeks statewide class certification on behalf of a class comprised of IBOs in Tennessee, and nationwide certification for the Federal law collective action.   The plaintiffs allege that they were misclassified as independent contractors and should be considered employees.  We believe we have strong defenses to all the claims that have been asserted against us.  We cannot reasonably estimate at this time the possible loss or range of loss, if any, from this lawsuit.

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

On February 19, 2016, the Court set oral argument for March 15, 2016. On February 25, 2016, Diamond informed the Court of its pending merger with Snyder’s-Lance, Inc. and filed a request to reschedule oral argument. On February 29, 2016, the Court issued an order removing oral argument from the Court’s calendar and ordered the parties to submit letters to the Court on the status of the merger. On March 3, 2016, the Company submitted a letter in response to the Court’s Order, informing the Court that Diamond Foods, Inc. no longer exists as a corporate entity due to the completion of the merger with the Company. On March 25, 2016, the Company submitted to the Court the parties’ agreed upon briefing schedule for a motion to dismiss, setting the Company’s motion filing for April 4, 2016; Appellants’ opposition for May 4, 2016; and the Company’s reply for May 18, 2016. On April 4, 2016, the Company filed its Motion to Dismiss and on June 9, 2016, the Court granted the Motion to Dismiss and dismissed the Appeal from the order granting final approval. On June 28, 2016, an objection was raised with an offer to settle. On August 2, 2016 the Company filed its Answer to Petition for Review denying Appellant’s right to maintain an appeal. On August 16, 2016 the Court denied the Petition for Review. Accordingly, the Company considers this case to be closed.

Merger-related Litigation
On November 10, 2015, a putative class action lawsuit was filed on behalf of Diamond stockholders in the Court of Chancery of the State of Delaware. The complaint names as defendants Diamond, the members of Diamond’s board of directors, Snyder’s-Lance, Shark Acquisition Sub I, Inc., a Delaware corporation and a wholly-owned subsidiary of Snyder’s-Lance (“Merger Sub I”) and Shark Acquisition Sub II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Snyder’s-Lance (“Merger Sub II”). The complaint generally alleges, among other things, that the members of Diamond’s board of directors breached their fiduciary duties to Diamond’s stockholders in connection with negotiating, entering into and approving the merger agreement with Snyder’s-Lance, Inc. The complaint additionally alleges that Snyder’s-Lance, Merger Sub I and Merger Sub II aided and abetted such breaches of fiduciary duties. The complaint sought injunctive relief, including the enjoinment of the merger, certain other declaratory and equitable relief, damages, costs and fees. An amended complaint was filed on December 21, 2015. The amended complaint adds further allegations related to the merger process and disclosures contained in the Registration Statement on Form S-4 filed by Snyder’s-Lance on November 25, 2015. On January 15, 2016, plaintiff filed a motion for expedited proceedings requesting a preliminary injunction and expedited discovery, which the Court denied on February 3, 2016. Plaintiff also filed a books and records demand case in North Carolina, which the plaintiff subsequently dismissed with prejudice. On January 19, 2016, another action was filed in the court of chancery in the state of Delaware similar to the above matter. On October 24, 2016, plaintiff filed a second amended complaint, which modified some of plaintiff's allegations, including now expressly seeking a quasi-appraisal remedy or rescissory damages. The parties also have submitted to the court a proposed schedule for briefing of anticipated motions to dismiss the amended complaint, which would extend through March 2017. We cannot reasonably estimate at this time the possible loss or range of loss, if any, from this lawsuit.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Appraisal Proceedings
On February 25, 2016, Cede & Co., on behalf of Blueblade Capital Opportunities LLC (“Blueblade I”), sent an appraisal demand letter to Diamond with respect to 211,574 shares of Diamond common stock, purportedly held in connection with our acquisition of Diamond. On the same date, Cede & Co., on behalf of Blueblade Capital Opportunities II LLC ("Blueblade II," and together with Blueblade I, "Blueblade"), sent a second appraisal demand letter to Diamond with respect to 119,008 shares of Diamond common stock.  Under Section 262 of the Delaware General Corporation Law, certain stockholders may be entitled to an appraisal of the fair value of the stockholders’ shares. Blueblade claims that the price we paid for Diamond was less than its fair value. A petition for appraisal was filed by Blueblade in the Court of Chancery in the State of Delaware on June 27, 2016. The case was settled and dismissed with prejudice on August 12, 2016 and we agreed to pay $14.5 million to fully resolve the litigation. Of the $14.5 million, $12.4 million represented the fair value of consideration paid as part of the Diamond acquisition. The remaining $2.1 million was recognized as a transaction related expense in the first nine months of 2016.
California Labor Code Litigation
Former employee Patricia Sparks filed a putative class action lawsuit against Diamond on November 25, 2015 in San Francisco Superior Court alleging Diamond’s violation of the California Labor Code by failing to include on wage statements the start date of the pay period and by failing to include on wage statements the name and address of the legal entity that is the employer.  Plaintiff amended her complaint on January 4, 2016 to add a claim for penalties under California’s Private Attorneys General Act based on the same underlying violations.  Diamond timely answered the First Amended Complaint on March 7, 2016.  The parties attended the initial case management conference on May 2, 2016 and a further case management conference occurred on August 1, 2016. We accrued $8.3 million associated with this outstanding claim in the Diamond opening balance sheet as that represented our best estimate of the probable liability at that time. We determined such accrual by estimating the aggregate potential penalties that we believed it was probable could be assessed under the applicable California laws, which are strict liability penalties. On September 19, 2016, the parties to this litigation reached a tentative settlement pursuant to which we have agreed to pay $0.7 million on a class wide basis. We signed a memorandum of understanding reflecting this preliminary settlement amount. The settlement is subject to negotiation and execution of a definitive settlement agreement by the parties and approval by the court. As result of the memorandum of understanding, we have recorded a measurement period adjustment to reduce the opening Balance Sheet accrual and accordingly accounted for this settlement amount in our Condensed Consolidated Balance Sheets for the quarter ended October 1, 2016.
Employment Tax Audit by the California Employment Development Department
On February 22, 2016, the company received notice from the Employment Development Department of the State of California (“EDD”) that S-L Distribution Company, Inc. (“SLD”) had been selected for an employment tax audit. An onsite audit was conducted April 27, 2016, of payroll records for 2015 as a general matter. In addition, the auditor examined the Forms 1099Misc that the company had issued. The audit is still outstanding and will confirm whether the IBOs who received 1099s are bona-fide contractors within the definition of an employer/employee relationship under the relevant statutes and regulations in California. If the auditor issues an unfavorable determination and finds that the IBOs are actually employees, such a finding could have a material adverse impact on our operations in California and potentially the other jurisdictions where the company utilizes IBO business partners. At this time we cannot reasonably estimate the possible loss or range of loss, if any, from this audit, nor are we able to quantify the likelihood of a positive determination from the auditor.

Evaporated Cane Juice Litigation
A putative class action suit was filed against Late July Snacks, LLC on September 18, 2013, and is pending in the United States District Court for the Northern District of California. The action accuses Late July Snacks, LLC of violating federal and state law by using the term "evaporated cane juice" ("ECJ") in the ingredients list on its products' labels. The plaintiffs' complaint alleges ECJ is not the common and usual name for the ingredient at issue and is misleading. The complaint attempts to state claims for violation of California's Unfair Competition Law, California's False Advertising Law, California's Consumers Legal Remedies Act, and unjust enrichment. Late July Snacks, LLC filed a motion to dismiss the complaint on November 27, 2013, based on the primary jurisdiction doctrine, lack of standing, and failure to state a claim.

On May 22, 2014, the Court stayed the action, applying the doctrine of primary jurisdiction, due to the FDA's ongoing consideration of the issue of using the term ECJ on food labels. On May 26, 2016, the FDA issued its guidance for industry on the topic. As a result, the stay was lifted on July 22, 2016. Plaintiffs filed an amended complaint that, among other things, relies on the FDA's recently issued guidance, on August 31, 2016. We cannot reasonably estimate at this time the possible loss or range of loss, if any, from this lawsuit.
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

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our New Credit Agreement restricts our payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $500 million. As of October 1, 2016, our consolidated stockholders’ equity was $1,888.1 million and we were in compliance with this covenant.
The following table presents information with respect to repurchases of common stock of the Company made during the third quarter of 2016, by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 3, 2016 - July 31, 2016	236	$34.86	—	—
August 1, 2016 - August 31, 2016	—	—	—	—
September 1, 2016 - October 1, 2016	200	35.44	—	—
Total	436	$35.13	—	—
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

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Not applicable.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 6. Exhibits
Exhibit Index

No.	Description

10.1	Snyder’s-Lance, Inc. 2016 Key Employee Incentive Plan Nonqualified Stock Option Form Agreement, filed herewith.

10.2	Snyder’s-Lance, Inc. 2016 Key Employee Incentive Plan Restricted Stock Unit Form Agreement, filed herewith.

10.3	Chief Financial Officer Offer Letter dated September 19, 2016, between the Registrant and Alexander W. Pease, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

32	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to the Condensed Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNYDER’S-LANCE, INC.

Date: November 8, 2016	By:	/s/ Alexander W. Pease
Alexander W. Pease
Executive Vice President, Chief Financial Officer