Form 10-K
period 2016-12-31
SNYDER'S-LANCE, INC.
filed 2017-02-28
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
(do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of shares of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of voting or nonvoting common equity, held by non-affiliates as of July 1, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, was $2,530,743,572.
The number of shares outstanding of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of February 21, 2017, was 96,313,948 shares.
Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2017 are incorporated by reference into Part III of this Form 10-K.

FORM 10-K

Note: Items 10-14 of Part III are incorporated by reference to the Proxy Statement and the Executive Officers of the Company is included in Part I of this annual report.

PART I
Cautionary Information About Forward-Looking Statements
This document includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our estimates, expectations, beliefs, intentions or strategies for the future, and the assumptions underlying such statements. We use the words “anticipates,” “believes,” "continues," "could," "designed," “estimates,” “expects,” “forecasts,” "goal," "initiate," "intends," “may,” “objective,” "plan," "potential," "pursue," "should," "target," "will," "would," or the negative of any of these words or similar expressions to identify our forward-looking statements that represent our judgment about possible future events. In making these statements we rely on assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe these judgments are reasonable, but these statements are not guarantees of any events or financial results, and our actual results may differ materially due to a variety of important factors, both positive and negative. Factors that could cause these differences include, but are not limited to, the factors set forth under Part I, Item 1A - Risk Factors.

Caution should be taken not to place undue reliance on our forward-looking statements, which reflect the expectations of management only as of the time such statements are made. Except as required by law, we undertake no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
Item 1.  Business
General
Snyder's-Lance, Inc., a North Carolina corporation incorporated in 1926, is a branded snack food company with operations in North America and Europe. Our brands include Snyder’s of Hanover®, the market share leader in the pretzel category in the United States ("US"), and Lance®, which is the number one ranked sandwich cracker in the US, as well as Cape Cod® kettle cooked chips and Kettle Brand® potato chips, which combined make us the market leader in the kettle chips category in the US. In addition, Snack Factory® Pretzel Crisps® and Pop Secret® popcorn currently rank second in the US in their respective categories and Late July® is the number one organic and non-genetically modified organism ("non-GMO") tortilla chip in the US. These products demonstrate our successful history of providing irresistible, high-quality snacks dating back over 100 years.

Snyder’s-Lance, Inc. is headquartered in Charlotte, North Carolina. References to “Snyder’s-Lance,” the “Company,” “we,” “us” or “our” refer to Snyder’s-Lance, Inc. and its subsidiaries, as the context requires.

Recent Acquisitions and Divestiture
In recent years, we have acquired several companies and brands as we seek future growth both organically as well as through acquisitions.

In October of 2012, we completed the acquisition of Snack Factory, LLC and certain of its affiliates ("Snack Factory"), which added a Core brand to our portfolio, Snack Factory® Pretzel Crisps®. The Snack Factory® brand is known for its innovative flavor profiles, commitment to providing the highest-quality ingredients and a broadening base of passionate consumers. In June of 2014, we completed the acquisition of Baptista’s Bakery, Inc. ("Baptista's"), which is the sole manufacturer of our Snack Factory® Pretzel Crisps® products. In addition, Baptista's is an industry leader in the development, innovation and manufacturing of highly-differentiated snack foods, including organic, non-GMO, all natural and gluten-free products. In October of 2014, we made an additional investment in Late July Snacks, LLC ("Late July") which increased our total ownership interest to 80%. Late July is a leader in organic and non-GMO salty snacks and the investment supports our goal of having a stronger presence in "better-for-you" snacks.

On February 29, 2016, we completed the acquisition of all of the outstanding stock of Diamond Foods, Inc. ("Diamond Foods"). The strategic combination of Snyder's-Lance and Diamond Foods brought together two established companies with strong brands, and created an innovative, highly complementary and diversified portfolio of branded snacks. Diamond Foods was a leading snack food company with five brands, including: Kettle Brand® potato chips; KETTLE® Chips; Pop Secret® popcorn; Emerald® snack nuts; and Diamond of California® culinary nuts. The transaction expanded our footprint in "better-for-you" snacking, and increased our existing natural food channel presence. In addition, this transaction expanded and strengthened our distribution network in the US, and will provide us with a platform for growth in the United Kingdom ("U.K.") and certain other countries within Europe. We are now even better positioned in the growing snack food industry, and we continue to see significant opportunities for both cost and revenue synergies, which we expect will enable us to deliver earnings accretion, and support further investment behind our brands. The integration of Diamond Foods is on track as we continue to achieve key milestones following the close of the acquisition.

On September 1, 2016, we completed the acquisition of Metcalfe's Skinny Limited ("Metcalfe") by acquiring the remaining 74% interest. Metcalfe owns the U.K.'s leading premium ready-to-eat ("RTE") popcorn brand, and also incorporates a fast growing range of corn and rice cake products. The U.K. popcorn market is one of the fastest growing categories within the U.K. snack food industry, as consumers increasingly seek out "better-for-you" snacking options. The addition of a leading premium RTE popcorn brand, Metcalfe's skinny®, to the U.K.'s leading premium chip brand, KETTLE® Chips, reflects our plan to become a leading provider of premium snack foods in Europe.

On December 31, 2016, we completed the carve-out and sale of our culinary nuts business (comprised primarily of the Diamond of California® brand, and the Stockton, CA facility; collectively "Diamond of California"). We had previously entered the culinary nuts business as a result of the Diamond Foods acquisition. This divestiture aligns with our strategy to focus more resources on growth opportunities for our snack food brands.
Products
We are engaged in the manufacturing, distribution, marketing and sale of snack food products. These products include pretzels, sandwich crackers, kettle cooked chips, pretzel crackers, cookies, potato chips, tortilla chips, restaurant style crackers, popcorn, nuts and other salty snacks. Our products are packaged in various single-serve, multi-pack, family-size and party-size configurations. Our branded products are principally sold under trademarks owned by us. While the majority of our branded products are manufactured by us, certain branded products are contract manufactured, due to required expertise, ingredients or equipment, or increased demand.

We also sell Partner brand products, which consist of third-party branded products that we sell to our independent business owners ("IBO") through our national direct-store-delivery distribution network ("DSD network"), in order to broaden the portfolio of product offerings for our IBOs. In addition, we contract with other branded food manufacturers to produce their products and periodically sell certain semi-finished goods to other manufacturers.
Overall sales of our products are relatively consistent throughout the year, although demand for certain products may be influenced by holidays, changes in seasons, or other annual events. In 2016, Branded products represented approximately 78% of net revenue from continuing operations, while Partner brand and Other products represented approximately 14% and 8% of net revenue, respectively. In 2015, Branded products represented approximately 72% of net revenue, while net revenue from Partner brand and Other products represented approximately 18% and 10%, respectively. In 2014, Branded products represented 71% of net revenue, while net revenue from Partner brand and Other products represented 19% and 10%, respectively. While Partner brands will continue to be a significant component of net revenue and an important focus within our business strategy, the acquisition of Diamond Foods resulted in additional revenue primarily within the Branded product category.

Intellectual Property
Trademarks that are important to our business are protected by registration or other means in the US and most other international markets where the related products are sold. We own various registered trademarks for use with our Branded products, including: Snyder’s of Hanover®; Lance®; Cape Cod®; Snack Factory® Pretzel Crisps®; Pop Secret®; Emerald®; Kettle Brand®; KETTLE® Chips; and Late July® (collectively, "Core" brands), and Metcalfe’s skinny®; Tom’s®; Archway®; Jays®; Stella D’oro®; Eatsmart SnacksTM; Krunchers!®; and O-Ke-Doke® (collectively, "Allied" brands) as well as a variety of other marks and designs. On a limited basis, we license trademarks for use on certain products that are classified as Branded products. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K may appear without the ® or ™ symbols, but references are not intended to indicate, in any way, that we will not assert our rights to these trademarks and trade names to the fullest extent under applicable law.

Overall Strategy
Our goal is to change the way the world snacks with better ingredients, quality and taste, as we introduce new products and enter new categories, in order to reach more consumers and broaden our customer base. As we grow, we will remain focused on delivering margin expansion, through the attainment of expected cost synergies and ongoing enterprise wide cost reduction efforts. We expect our growth will be a result of organic investments in our research and development capabilities, and inorganic growth through strategic acquisitions. During 2017, our goal is to invest in key strategic areas to bolster our product portfolio positioning and gain market share. These investments will include research and development, innovation, advertising, and retail activation.

Our strategy is built around five key strategic initiatives:

•
Build premium, differentiated brands - We are focused on premium and differentiated positioning for our brands, and ensuring that we provide value in the competitive snack food marketplace. Our goal is to offer something unique and fun to our consumers. We execute this goal through continuous product innovation by leveraging our research and development capabilities, with support from our marketing and advertising initiatives. In addition, we are consistently evaluating our portfolio for opportunities to reinvigorate our iconic brands to remain ahead of consumer trends. Our recent focus has been leveraging our innovation capabilities to expand the breadth of our “better-for-you” offerings. We finished the year with over 30% of our retail sales coming from products with "better-for-you" defined attributes, and we expect this to increase in 2017.

•
Continuously expand retail distribution - We continuously focus on expanding our distribution to reach more consumers. We support our growth through our DSD network, direct to warehouse network, and through exports to international markets. Our DSD network is supported by our IBO business partners. In order to better leverage our DSD network, we also distribute third-party Partner brand products that provide efficiencies through increased scale.

•
Lead with quality - Our core DNA is making sure that we provide the very best quality in all of our products - day in and day out. We believe that quality can be a competitive advantage, and our organization strives to deliver products with the finest ingredients. We will continue to invest in our quality assurance capabilities to ensure that we meet our consumers and retail partners’ expectations. Delivering on this commitment will enable us to continuously enhance our value proposition and continue to build further brand loyalty. We believe our market-leading share positions are a testament to this strategic focus.

•
Fund the future - In order to balance our investments to drive consistent organic growth, while also delivering greater shareholder value, our team is grounded in a culture of continuous improvement designed to drive productivity, reduce costs, and expand margins, to increase returns on invested capital. At Snyder's-Lance, we continuously challenge ourselves to be efficient, productive and to do our best to drive non-value added costs out of the business. This mantra throughout our entire organization drives a core belief that by achieving these goals we will better position our Company for sustainable, long-term growth, while also driving increased shareholder value.

•
Invest in our people - We are focused on attracting, engaging, and growing our talent. We demonstrate our passion for our people by delivering programs and initiatives to support their personal and professional development, while also striving to recruit world-class talent to better enable our Company to execute on its long-term strategic plan. In addition, we have a pay-for-performance culture, where the organization is incentivized to deliver annual and long-term results that align with our goal of creating value for our shareholders. We believe that this philosophy encourages a culture of discipline and operational excellence, which benefits our stakeholders.

Research and Development
We consider research and development of new products to be a significant part of our overall strategy, and are committed to developing innovative, high-quality products that exceed consumer expectations. A team of professional product developers, including microbiologists, food scientists and culinary experts, work in collaboration with innovation, marketing, manufacturing and sales leaders, to develop products that meet changing consumer demands. Our research and development staff incorporates product ideas from all areas of our business in order to formulate new products. In addition to developing new products, the research and development staff routinely reformulates and improves existing products based on advances in ingredients and technology, and conducts value engineering to maintain competitive price points. We own a 60,000 square foot Research and Development Center in Hanover, Pennsylvania, where we conduct much of our research and development. In addition, we have a research and development facility adjacent to our production facility in Salem, Oregon. Our research and development costs were approximately $10.0 million, $6.2 million and $7.6 million in 2016, 2015 and 2014, respectively.

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
We work with third-party information agencies, such as Information Resources, Inc. ("IRI"), Nielsen and other syndicated market data providers, to monitor the effectiveness of our marketing and measure product growth. All information regarding our brand market positions in the US included in this Annual Report on Form 10-K is from IRI and is based on retail dollar sales.
Distribution
We distribute snack food products throughout the US using our DSD network. Our DSD network is made up of approximately 3,200 routes that are primarily owned and operated by IBOs. We also ship products directly to third-party distributors in areas where our DSD network does not operate. Through our direct distribution network, we distribute products directly to retail customers or to third-party distributors using freight carriers or our own transportation fleet. In Europe, we sell our salty snack products through our sales personnel directly to national grocery, co-op and impulse store chains. In 2016, approximately 56% of net revenue was generated by products distributed through our DSD network while the remaining 44% was generated by products distributed through our direct distribution network. As a result of the acquisition of Diamond Foods, the percentage of our net revenue generated by products distributed through our direct distribution network has increased.

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

•
IBO defaults - There are times when IBO route businesses are not successful and the IBO's distributor agreement with us is terminated due to a breach of the distributor agreement or default under the loan agreement. In these instances, if the existing IBO is unable to sell the route business to another third party, we may repurchase the route business at a price defined in the distributor agreement. We generally put the repurchased route business up for sale to another third-party IBO immediately. The subsequent sales transaction generally results in a nominal gain or loss.

Capital Expenditures
We have invested significant capital in our facilities to ensure sufficient capacity, efficient production, effective use of technology, excellent quality, and a positive working environment for our associates. In 2016, 2015 and 2014, we had capital expenditures of $73.3 million, $51.5 million and $72.1 million, respectively. For 2017, we expect capital expenditures of approximately $90 million to $100 million. The planned increase in capital expenditures for 2017 is to upgrade equipment, increase capacity at our manufacturing facilities, and relocate the production of one of our branded products.
Customers
Through our DSD network, we sell our Branded and Partner brand products to IBOs that, in turn, sell to grocery/mass merchandisers, club stores, discount stores, convenience stores, food service establishments and various other retail customers, including drug stores, schools, military and government facilities and “up and down the street” outlets such as recreational facilities, offices and other independent retailers. In addition, we sell our Branded products directly to retail customers and third-party distributors, both in the US and abroad. We also contract with other branded food manufacturers to produce their products or provide semi-finished goods.

Substantially all of our revenue is from sales to customers in the US. Sales to our largest retail customer, Wal-Mart Stores, Inc. ("Wal-Mart"), either through IBOs or our direct distribution network, were approximately 13% of net revenue in 2016 and 13% and 14% of net revenue for 2015 and 2014, respectively. Our sales to Wal-Mart do not include sales of our products made to Wal-Mart by third-party distributors outside of our DSD network. Sales to these third-party distributors represent approximately 5% of our net revenue and may increase sales of our products to Wal-Mart by an amount we are unable to estimate. Our top ten retail customers accounted for approximately 52% of our net revenue during 2016, excluding sales of our products made by third-party distributors, both in the US and abroad, who are outside our DSD network.
Raw Materials
The principal raw materials used to manufacture our products are flour, potatoes, oil, peanuts, other nuts, corn, sugar, chocolate, cheese and seasonings. The principal packaging supplies used are flexible film, cartons, trays, boxes and bags. These raw materials and supplies are normally available in adequate quantities in the commercial market and are generally contracted from three to twelve months in advance, depending on market conditions.
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

Environmental Matters
Our operations are subject to various federal, state and local laws and regulations with respect to environmental matters. We are not a party to any material proceedings arising under these laws or regulations for the periods covered by this Annual Report on Form 10-K. We believe we are in compliance with all material environmental regulations affecting our facilities and operations and that continued compliance will not have a material impact on our capital expenditures, earnings or competitive position.

Sustainability
We are committed to reducing the impact that our products and operations have on the environment. We work to minimize our environmental impact by implementing more sustainable business operations and doing more with less, as we remain committed to being a responsible corporate citizen. Several of our manufacturing sites use solar or wind energy to generate the power needed to make our snacks. At our bakery in Hanover, Pennsylvania, we own a solar farm that produces 3.5 megawatts of electricity that supplies 100% of the power needed at our research and development center on site as well as approximately 30% of the power used by the bakery for production during the day. Our kettle chip plant in Salem, Oregon captures solar energy using solar panels on the roof and is one of the largest solar installations in the northwest. The kettle chip plant in Beloit, Wisconsin, which was the first LEED Gold Certified food manufacturing plant in the US, uses wind turbines to offset utility usage from the local power plant. In addition, our Supply Chain team has implemented improved recycling initiatives across the organization that now bring at least 25% of our manufacturing plants, including all of our pretzel bakeries, to landfill-free status. At our chip producing plants, we recycle the oil used in kettle chip production to vendors that convert it to biodiesel for use in many other applications.
Employees
As of December 31, 2016, we had approximately 6,100 active employees located in the US and U.K. compared to approximately 5,000 active employees in the US, as of January 2, 2016. None of our employees are covered by a collective bargaining agreement.
Available Information
Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, amendments to these reports, and exhibits are available on our Investor Relations website free of charge at www.snyderslance.com. All required reports are made available on the website as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission.
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
An overall decline in economic activity could adversely impact our business and financial results. Economic uncertainty may reduce consumer spending as consumers make decisions on what to include in their food budgets. This could also result in a shift in consumer preference toward private label products. Shifts in consumer spending could result in increased pressure from competitors or customers that may require us to increase promotional spending or reduce the prices of some of our products and/or limit our ability to increase or maintain prices, which could lower our revenue and profitability.
Instability in financial markets may impact our ability, or increase the cost, to enter into new credit agreements in the future. Additionally, it may weaken the ability of our customers, suppliers, IBOs, third-party distributors, banks, insurance companies and other business partners to perform their obligations in the normal course of business, which could expose us to losses or disrupt the supply of inputs we rely upon to conduct our business. If one or more of our key business partners fail to perform as expected or contracted for any reason, our business could be negatively impacted.
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
Price competition and industry consolidation could adversely impact our financial results. The sales of most of our products are subject to significant competition primarily through promotional discounting and other price cutting techniques by competitors, some of whom are significantly larger with greater resources. In addition, there is continuing consolidation in the snack food industry and in retail outlets for snack foods, either of which could increase competition. Significant competition increases the possibility that we could lose one or more major customers, lose existing product authorizations at customer locations, lose market share and/or shelf space, increase expenditures or reduce selling prices, which could have an adverse impact on our business or financial results.

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
We are exposed to risks resulting from several large retail customers that account for a significant portion of our revenue. Our top ten retail customers accounted for approximately 52% of our net revenue during 2016, excluding sales of our products made by third-party distributors who are outside of our DSD network, with our largest retail customer, Wal-Mart, representing approximately 13% of our 2016 and 2015 net revenue. The loss of one or more of our large retail customers could adversely affect our financial results. These customers typically make purchase decisions based on a combination of price, service, product quality, product offerings, consumer demand, as well as distribution capabilities and generally do not enter into long-term contracts. In addition, these significant retail customers may change their business practices related to inventories, product displays, logistics or other aspects of the customer-supplier relationship. Our results of operations could be adversely affected if revenue from one or more of these customers is significantly reduced or if the cost of complying with customers’ demands is significant. If receivables from one or more of these customers become uncollectible, our financial results may be adversely impacted.
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
We are a consumer products company operating in highly competitive markets and rely on continued demand for our products. To generate revenue and profits, we must sell products that appeal to our customers and consumers. Any significant changes in consumer preferences or any inability on our part to anticipate or react to such changes could result in reduced demand for our products and erosion of our competitive and financial position. Our success depends on our ability to respond to consumer trends, including concerns of consumers regarding health and wellness, obesity, product attributes and ingredients. In addition, changes in product category consumption or consumer demographics could result in reduced demand for our products. Consumer preferences may shift due to a variety of factors, including the aging of the general population, changes in social trends, or changes in travel, vacation or leisure activity patterns. Any of these changes may reduce consumers’ willingness to purchase our products and negatively impact our financial results.

Our continued success also is dependent on product innovation, including maintaining a robust pipeline of new products, and the effectiveness of advertising and promotional campaigns, marketing programs and product packaging. Although we devote significant resources to meet this goal, there can be no assurance as to the continued ability to develop and launch successful new products or variants of existing products, or to effectively execute advertising and promotional campaigns and marketing programs.
The decision by British voters to exit the European Union may further negatively impact our operations.
The June 2016 referendum by British voters to exit the European Union (“Brexit”) caused uncertainty in global markets and resulted in a sharp decline in the value of the British pound, as compared to the US dollar and other currencies. As the U.K. negotiates its exit from the European Union, volatility in exchange rates and in U.K. interest rates may continue. In the near term, a weaker British pound compared to the US dollar during a reporting period causes local currency results of our U.K. operations to be translated into fewer US dollars; a weaker British pound compared to other currencies increases the cost of goods imported into our U.K. operations and may decrease the profitability of our U.K. operations; and a higher U.K. interest rate may have a dampening effect on the U.K. economy. In the longer term, any impact from Brexit on our U.K. operations will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations.
Our results may be adversely affected by the failure to execute acquisitions and divestitures successfully.
Our ability to meet our objectives with respect to the acquisition of new businesses or the divestiture of existing businesses may depend in part on our ability to identify suitable buyers and sellers, negotiate favorable financial terms and other contractual terms, and obtain all necessary regulatory approvals. If we pursue strategic acquisitions, divestitures, or joint ventures, we may incur significant costs and may not be able to consummate the transactions or obtain financing. Potential risks of acquisitions also include the inability to integrate acquired businesses efficiently into our existing operations; diversion of management's attention from other business concerns; potential loss of key employees and/or customers of acquired businesses; potential assumption of unknown liabilities; the inability to implement promptly an effective control environment; potential impairment charges if purchase assumptions are not achieved or market conditions decline; and the risks inherent in entering markets or lines of business with which we have limited or no prior experience. Acquisitions outside the US may present unique challenges and increase our exposure to risks associated with foreign operations, including foreign currency risks and risks associated with local regulatory agencies.
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
Potential risks for divestitures include the inability to separate divested businesses or business units from our Company effectively and efficiently and to reduce or eliminate associated overhead costs. We are reliant on Diamond of California to provide certain back office services under the Transaction Services Agreement, production of our products under the Facilities Use Agreement, and the supply of walnuts under the Supply Agreement. Failure of Diamond of California to provide services or quality products under any of these arrangements could adversely affect our financial results.

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
Failure to effectively execute and accomplish our strategy could adversely affect our financial results.
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
We increasingly rely on information technology systems to conduct our business. These systems can enhance efficiency and business processes but also present risks of unauthorized access to our networks or data centers. If unauthorized parties gain access to our systems, they could obtain and exploit confidential business, customer, or employee information and harm our competitive position. In addition, these information systems may experience damage, failures, interruptions, errors, inefficiencies, attacks or suffer from fires or natural disasters, any of which could have an adverse effect on our business and financial results if not adequately mitigated by our security measures and disaster recovery plans.
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
Our DSD network relies on approximately 2,700 IBOs for the sale and distribution of Branded and Partner brand products. IBOs must make a commitment of capital and/or obtain financing to purchase a route business and other equipment to conduct their business. Certain financing arrangements, through third-party lending institutions, are made available to IBOs and require us to repurchase a route business if the IBO defaults on their loan and we then are required to collect any shortfall from the IBO, to the extent possible. The inability of IBOs, in the aggregate, to make timely payments could require write-offs of accounts receivable or increased provisions made against accounts receivable, either of which could adversely affect our financial results.
The ability to maintain a DSD network depends on a number of factors, many of which are outside of our control. Some of these factors include: (i) the level of demand for the brands and products which are available in a particular distribution area; (ii) the ability to price products at levels competitive with those offered by competing producers; and (iii) the ability to deliver products in the quantity and at the time ordered by IBOs and retail customers. There can be no assurance that we will be able to mitigate the risks related to all or any of these factors in any of our current or prospective geographic areas of distribution. To the extent that any of these factors have an adverse effect on our relationships with IBOs, thus limiting maintenance and expansion of the sales market, our revenue and financial results may be adversely impacted.

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
A disruption in the operation of our DSD network could negatively affect our results of operations, financial condition and cash flows.
We believe that our DSD network is a significant competitive advantage. A material negative change in our relationship with the IBOs could materially and negatively affect our financial condition, results of operations, cash flows, and ability to operate and conduct our business. In addition, litigation or one or more adverse rulings by courts or regulatory or governmental bodies regarding our DSD network, including actions or decisions that could affect the independent contractor classifications of the IBOs, or an adverse judgment against us for actions taken by the IBOs could materially and negatively affect our financial condition, results of operations, cash flows, and ability to operate and conduct our business.

Continued success depends on the protection of our trademarks and other proprietary intellectual property rights.
We maintain numerous trademarks and other intellectual property rights, which are important to our success and competitive position, and the loss of or our inability to enforce trademark and other proprietary intellectual property rights could harm our business. We devote substantial resources to the establishment and protection of our trademarks and other proprietary intellectual property rights on a worldwide basis. Efforts to establish and protect trademarks and other proprietary intellectual property rights may not be adequate to prevent imitation of products by others or to prevent others from seeking to block sales of our products. In addition, the laws and enforcement mechanisms of some foreign countries may not allow for the protection of proprietary rights to the same extent as in the US and other countries.
Impairment in the carrying value of goodwill or other intangible assets could have an adverse impact on our financial results.
The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities, and the net carrying value of other intangibles represents the fair value of trademarks, customer relationships, route intangibles and other acquired intangibles. Pursuant to generally accepted accounting principles in the US ("GAAP"), we are required to perform impairment tests on our goodwill and indefinite-lived intangible assets annually, or at any time when events occur, which could impact the value of our reporting unit or our indefinite-lived intangibles. These values depend on a variety of factors, including the success of our business, market conditions, earnings growth and expected cash flows. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures, changes in discount rates based on changes in cost of capital or lower than expected sales and profit growth rates. In addition, if we see the need to consolidate certain brands, we could experience impairment of our trademark intangible assets. Significant and unanticipated changes in our business could require a non-cash charge for impairment in a future period which may significantly affect our financial results in the period of such charge.

A significant portion of our outstanding shares of common stock is controlled by a few individuals, and their interests may conflict with those of other stockholders.
As of December 31, 2016, Patricia A. Warehime beneficially owned in the aggregate approximately 10% of our outstanding common stock. Mrs. Warehime serves as one of our directors. As a result, Mrs. Warehime may be able to exercise significant influence over us and certain matters requiring approval of our stockholders, including the approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This could limit the ability of our other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control of our Company. In addition, Mrs. Warehime may have actual or potential interests that diverge from the interests of our other stockholders.

New regulations or legislation could adversely affect our business and financial results.
Food production and marketing are highly regulated by a variety of federal, state and other governmental agencies. New or increased government regulation of the food industry, including but not limited to areas related to food safety, chemical composition, production processes, traceability, product quality, packaging, labeling, school lunch guidelines, promotions, marketing and advertising (particularly such communications that are directed toward children), product recalls, records, storage and distribution could adversely impact our results of operations by increasing production costs or restricting our methods of operation and distribution. These regulations may address food industry or societal factors, such as obesity, nutritional and environmental concerns and diet trends.

We are subject to increasing legal complexity and could be party to litigation that may adversely affect our business.
Increasing legal complexity may continue to affect our operations and results in material ways. We are or could be subject to legal proceedings that may adversely affect our business, including class actions, administrative proceedings, government investigations, employment and personal injury claims, disputes with current or former suppliers, claims by current or former IBOs, and intellectual property claims (including claims that we infringed another party’s trademarks, copyrights, or patents). Inconsistent standards imposed by governmental authorities can adversely affect our business and increase our exposure to litigation. Litigation involving our independent contractor classification of our IBOs, as well as litigation related to disclosure made by us in connection therewith, if determined adversely, could increase costs, negatively impact our business prospects and the business prospects of our IBOs and subject us to incremental liability for their actions. We are also subject to the legal and compliance risks associated with privacy, data collection, protection and management, in particular as it relates to information we collect from our employees, as well as information we collect when we provide products to customers, IBOs and retailers.

We may fail to realize the anticipated benefits and cost savings we expect to realize from our acquisition of Diamond Foods, which could adversely affect the value of our common stock.
The success of our acquisition of Diamond Foods will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining Diamond Foods’ business with ours. Our ability to realize these anticipated benefits and cost savings is subject to many risks, including but not limited to:

•	Our ability to continue to combine Diamond Foods’ business with ours; and

•	Whether our combined businesses will perform as expected.
If we are not able to combine Diamond Foods’ business with ours successfully within the anticipated time frame, or at all, the anticipated cost savings and other benefits of the acquisition may not be realized fully, or at all, or may take longer to realize than expected, and we may not perform as expected and the value of our common stock may be adversely affected.
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

Our foreign operations pose additional risks to our business.
We operate our business and market our products internationally. Our foreign operations are subject to the risks described above, as well as risks related to fluctuations in currency values, foreign currency exchange controls, compliance with foreign laws, compliance with applicable US laws, including the Foreign Corrupt Practices Act, and other economic or political uncertainties. International sales are subject to risks related to general economic conditions, imposition of tariffs, quotas, trade barriers and other restrictions, enforcement of remedies in foreign jurisdictions and compliance with applicable foreign laws, and other economic and political uncertainties. All of these risks could result in increased costs or decreased revenues, which could adversely affect our financial results.

Risks related to our substantial indebtedness
We have substantial debt, which could adversely affect our financial health, our ability to obtain financing in the future, react to changes in our business, and make payments on our debt.
As of January 2, 2016 we had an aggregate principal amount of $388 million of outstanding debt, which increased to approximately $1.3 billion as of December 31, 2016. The increase in our outstanding debt was the result of our acquisition of Diamond Foods. Our substantial debt could have important consequences to holders of our common stock, including the following:

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
Our ability to make scheduled payments on, or to refinance our obligations under our debt will depend on our financial and operating performance. This, in turn, will be subject to prevailing economic and competitive conditions and to the financial and business factors, many of which may be beyond our control, as described under “Risk Factors-Risks Related to Our Business” above.

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
We are exposed to interest rate volatility since the interest rates associated with portions of our debt are variable. While we mitigate a portion of this volatility by entering into interest rate swap agreements, those agreements could lock our interest rates above the market rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or a decrease in our creditworthiness, would increase the cost of servicing our debt and could materially reduce our profitability and cash flows.

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
Our corporate headquarters is located in Charlotte, North Carolina. We have additional administrative offices in Hanover, Pennsylvania supporting our DSD network and in Norwich, England supporting our European operations. Our manufacturing operations are located in Charlotte, North Carolina; Hanover, Pennsylvania; Franklin, Wisconsin; Goodyear, Arizona; Columbus, Georgia; Jeffersonville, Indiana; Hyannis, Massachusetts; Perry, Florida; Ashland, Ohio; Salem, Oregon; Beloit, Wisconsin; Norwich, England and Van Buren, Indiana. Additionally, our research and development centers are located in Hanover, Pennsylvania and Salem, Oregon.
The map above illustrates some of the products manufactured at each facility.
We also lease or own over 100 warehouses as well as numerous stockrooms, sales offices and administrative offices throughout the US to support our operations and DSD network. In addition, we lease warehousing facilities in Snetterton, England.
The facilities and properties that we own, lease and operate are maintained in good condition and are believed to be suitable and adequate for our present needs. We believe that we have sufficient production capacity or the ability to increase capacity to meet anticipated demand in 2017.
Item 3.  Legal Proceedings

IBO Litigation
Roxberry, et. al, v. S-L Distribution Company, LLC
On July 25, 2016, plaintiffs comprised of IBOs filed a putative class action against Snyder’s-Lance, Inc. and our distribution subsidiary, S-L Distribution Company, Inc. in the Eastern District Court of Tennessee.  The case was transferred to the Middle District of Pennsylvania.  The lawsuit seeks statewide class certification on behalf of a class comprised of IBOs in Tennessee, and nationwide certification for the Federal law collective action. The plaintiffs allege that they were misclassified as independent contractors and should be considered employees.  We believe we have strong defenses to all the claims that have been asserted against us.  At this time, no demand has been made, and we cannot reasonably estimate the possible loss or range of loss, if any, from this lawsuit.

Scheurer v. S-L Distribution Company, LLC
On December 8, 2016, plaintiff served a putative class action on behalf of all similarly situated IBOs in New Jersey against our distribution subsidiary, S-L Distribution Company, LLC. Plaintiff is a former IBO whose distribution agreement was terminated pursuant to the re-engineering and buyback of routes in New Jersey in 2011, resulting from the merger of Snyder’s of Hanover, Inc. and Lance, Inc. The lawsuit seeks statewide class certification on behalf of a class comprised of IBOs in New Jersey for alleged violations of the New Jersey Franchise Practices Act ("NJFPA") relative to various terminations of the distributor agreement. We believe we have strong defenses to all the claims that have been asserted against us. At this time, no demand has been made, and we cannot reasonably estimate the possible loss or range of loss, if any, from this lawsuit.

Merger-related Litigation
On November 10, 2015, a putative class action lawsuit was filed on behalf of Diamond Foods' stockholders in the Court of Chancery of the State of Delaware. The complaint names as defendants Diamond Foods, the members of Diamond Foods’ board of directors, Snyder’s-Lance, Shark Acquisition Sub I, Inc., a Delaware corporation and a wholly-owned subsidiary of Snyder’s-Lance (“Merger Sub I”) and Shark Acquisition Sub II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Snyder’s-Lance (“Merger Sub II”). The complaint generally alleges, among other things, that the members of Diamond Foods’ board of directors breached their fiduciary duties to Diamond Foods’ stockholders in connection with negotiating, entering into and approving the merger agreement with Snyder’s-Lance, Inc. The complaint additionally alleges that Snyder’s-Lance, Merger Sub I and Merger Sub II aided and abetted such breaches of fiduciary duties. The complaint sought injunctive relief, including the enjoinment of the merger, certain other declaratory and equitable relief, damages, costs and fees. An amended complaint was filed on December 21, 2015. The amended complaint adds further allegations related to the merger process and disclosures contained in the Registration Statement on Form S-4 filed by Snyder’s-Lance on November 25, 2015. On January 15, 2016, plaintiff filed a motion for expedited proceedings requesting a preliminary injunction and expedited discovery, which the Court denied on February 3, 2016. Plaintiff also filed a books and records demand case in North Carolina, which the court subsequently dismissed with prejudice. On January 19, 2016, another action was filed in the court of chancery in the state of Delaware similar to the above matter. On October 24, 2016, plaintiff filed a second amended complaint, which modified some of plaintiff's allegations, including now expressly seeking a quasi-appraisal remedy or rescissory damages. Defendants moved to dismiss the second amended complaint on December 22, 2016. On February 3, 2017, plaintiffs moved to consolidate the two Delaware cases, which defendants did not oppose, and which the Court granted on February 3, 2017. On February 24, 2017, the parties filed a stipulated proposed order of dismissal, seeking voluntary dismissal of the Delaware litigation with prejudice as to the named plaintiffs and without prejudice as to the putative class. The court granted the stipulated order of dismissal on February 27, 2017.
California Labor Code Litigation
Former employee Patricia Sparks filed a putative class action lawsuit against Diamond Foods on November 25, 2015 in San Francisco Superior Court alleging Diamond Foods’ violation of the California Labor Code by failing to include on wage statements the start date of the pay period and by failing to include on wage statements the name and address of the legal entity that is the employer.  Plaintiff amended her complaint on January 4, 2016 to add a claim for penalties under California’s Private Attorneys General Act based on the same underlying violations.  Diamond Foods timely answered the First Amended Complaint on March 7, 2016.  The parties attended the initial case management conference on May 2, 2016 and a further case management conference occurred on August 1, 2016. We accrued $8.3 million associated with this outstanding claim in the Diamond Foods opening balance sheet as that represented our best estimate of the probable liability at that time. We determined such accrual by estimating the aggregate potential penalties that we believed it was probable could be assessed under the applicable California laws, which are strict liability penalties. On September 19, 2016, the parties to this litigation reached a tentative settlement pursuant to which we have agreed to pay $0.7 million on a class wide basis. We signed a memorandum of understanding reflecting this preliminary settlement amount. The parties submitted a settlement agreement to the court and the court granted preliminary approval of the settlement. As a result, we have recorded a measurement period adjustment to reduce the opening balance sheet accrual. Accordingly this settlement amount did not impact our Consolidated Statements of Income for the year ended December 31, 2016.

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

Evaporated Cane Juice Litigation
A putative class action suit was filed against Late July on September 18, 2013, and is pending in the US District Court for the Northern District of California. The action accuses Late July of violating federal and state law by using the term "evaporated cane juice" ("ECJ") in the ingredients list on its products' labels. The plaintiffs' complaint alleges ECJ is not the common and usual name for the ingredient at issue and is misleading. The complaint attempts to state claims for violation of California's Unfair Competition Law, California's False Advertising Law, California's Consumers Legal Remedies Act, and unjust enrichment. Late July filed a motion to dismiss the complaint on November 27, 2013, based on the primary jurisdiction doctrine, lack of standing, and failure to state a claim.

On May 22, 2014, the Court stayed the action, applying the doctrine of primary jurisdiction, due to the FDA's ongoing consideration of the issue of using the term ECJ on food labels. On May 26, 2016, the FDA issued its guidance for industry on the topic. As a result, the stay was lifted on July 22, 2016. On August 31, 2016, plaintiffs filed an amended complaint that, among other things, relies on the FDA's recently issued guidance. Late July filed a motion to dismiss such amended complaint, and a hearing on that motion was held on February 16, 2017. At this time, we cannot reasonably estimate the possible loss or range of loss, if any, from this lawsuit.

Other
We are currently subject to other lawsuits and environmental matters arising in the normal course of business. In our opinion, such matters should not have a material effect upon our consolidated financial statements taken as a whole.
Item 4.  Mine Safety Disclosures
Not applicable.

Executive Officers of the Company
Information about each of our executive officers, as defined in Rule 3b-7 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of February 5, 2017, is as follows:

Name	Age	Information About Officers	Hire Date
Carl E. Lee, Jr.	57	President and Chief Executive Officer of Snyder's-Lance, Inc. since May 2013; President and Chief Operating Officer of Snyder’s-Lance, Inc. from December 2010 to May 2013; President and Chief Executive Officer of Snyder’s of Hanover, Inc. from 2005 to December 2010.	2005
Alexander W. Pease	45	Executive Vice President and Chief Financial Officer of Snyder’s-Lance, Inc. since November 2016; Principal of McKinsey and Company from 2015 to 2016; Senior Vice President and Chief Financial Officer of Enpro Industries from 2011 to 2015; Principal of McKinsey and Company from 2007 to 2011.	2016
Rodrigo F. Troni Pena	50	Senior Vice President and Chief Marketing Officer of Snyder's-Lance, Inc. since December 2013; Senior Vice President, Birds Eye at Pinnacle Foods from May 2010 to November 2013.	2013
Frank B. Schuster	50	President, DSD Division of Snyder’s-Lance, Inc. since February 2016; Senior Vice President and Chief Sales Officer of Snyder’s-Lance, Inc. from October 2015 to February 2016; Senior Vice President, Sales Division of Snyder's-Lance, Inc. from December 2010 to October 2015; Senior Vice President, Sales Division of Lance, Inc. from June 2009 to December 2010.	2009
Margaret E. Wicklund	56	Vice President, Corporate Controller, Principal Accounting Officer and Assistant Secretary of Snyder’s-Lance, Inc. since December 2010.	1992
Gail Sharps Myers	47	Senior Vice President, General Counsel and Secretary of Snyder's-Lance, Inc. since January 2015; Senior Vice President, Deputy General Counsel, Chief Compliance Counsel and Assistant Secretary of US Foods, Inc. from 2014 to 2015, Senior Vice President, Deputy General Counsel and Secretary of US Foods from 2011 to 2014; Vice President Business Law and Assistant Secretary of US Foods, Inc. from 2009 to 2011.	2015
Andrea Frohning	47	Chief Human Resources Officer of Snyder's-Lance, Inc. since March 2016; Vice President Human Resources of Crane Co. from 2013 to 2016; Vice President Human Resources of Hubbell Electrical Systems, Hubbell Inc. from 2009 to 2013.	2016

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our $0.83-1/3 par value Common Stock trades under the symbol "LNCE" on the NASDAQ Global Select Market. We had 4,916 stockholders of record as of February 23, 2017.
The following table sets forth the high and low intraday sale price quotations and dividend information for each interim period of the years ended December 31, 2016 and January 2, 2016:

2016 Interim Periods	High Price	Low Price	Dividend Paid
First quarter (13 weeks ended April 2, 2016)	$36.20	$27.93	$0.16
Second quarter (13 weeks ended July 2, 2016)	34.12	28.92	0.16
Third quarter (13 weeks ended October 1, 2016)	36.61	32.99	0.16
Fourth quarter (13 weeks ended December 31, 2016)	38.99	33.18	0.16

2015 Interim Periods	High Price	Low Price	Dividend Paid
First quarter (13 weeks ended April 4, 2015)	$32.83	$28.82	$0.16
Second quarter (13 weeks ended July 4, 2015)	33.04	28.98	0.16
Third quarter (13 weeks ended October 3, 2015)	35.98	31.32	0.16
Fourth quarter (13 weeks ended January 2, 2016)	39.10	32.00	0.16

On February 8, 2017, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on March 3, 2017 to stockholders of record on February 23, 2017. Our Board of Directors will consider the amount of future cash dividends on a quarterly basis.

In conjunction with our acquisition of Diamond Foods, we entered into a new senior unsecured credit agreement as amended (the “Credit Agreement”) on December 16, 2015 with the term lenders and Bank of America, N.A., as administrative agent. The Credit Agreement restricts our payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $500 million. As of December 31, 2016, our consolidated stockholders’ equity was $1,875.7 million and we were in compliance with this covenant.
The following table presents information with respect to repurchases of our common stock made during the fourth quarter of 2016, by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 2, 2016 - October 31, 2016	—	—	—	—
November 1, 2016 - November 30, 2016	—	—	—	—
December 1, 2016 - December 31, 2016	1,159	$38.34	—	—
Total	1,159	$38.34	—	—
(1) Represents shares withheld by us pursuant to provisions in agreements with recipients of restricted stock granted under our equity compensation plans that allow us to withhold the number of shares with a fair value equal to the tax withholding due upon vesting of the restricted shares.
(2) At this time the board of directors has not authorized management to repurchase any of our common stock in the market.

Item 6.  Selected Financial Data
The following table sets forth selected historical financial data for the five-year period ended December 31, 2016. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements. The prior year amounts have been reclassified as necessary for consistent presentation.

Results of Operations (in thousands):	2016	2015	2014	2013	2012
Net revenue (1) (2) (3) (4) (5)	$2,109,227	$1,656,399	$1,620,920	$1,504,332	$1,362,911
Cost of sales	1,345,437	1,077,110	1,042,458	963,073	872,316
Gross profit	763,790	579,289	578,462	541,259	490,595
Gross margin	36.2%	35.0%	35.7%	36.0%	36.0%

Income before income taxes (6) (7) (8) (9) (10)	67,123	79,603	91,508	87,900	79,408
Income from continuing operations	41,803	50,718	59,217	55,603	45,489
(Loss)/income from discontinued operations, net of income tax (11) (12)	(27,100)	—	133,316	23,481	14,021
Net income attributable to Snyder’s-Lance, Inc.	$14,885	$50,685	$192,591	$78,720	$59,085

Average Number of Common Shares Outstanding (in thousands):
Basic	91,873	70,487	69,966	69,102	68,131
Diluted	92,891	71,142	70,656	69,877	68,964

Per Share of Common Stock:
Basic earnings per share from continuing operations	$0.46	$0.72	$0.84	$0.80	$0.66
Basic (loss)/earnings per share from discontinued operations	(0.29)	—	1.90	0.33	0.20
Total basic earnings per share	$0.17	$0.72	$2.74	$1.13	$0.86

Diluted earnings per share from continuing operations	$0.45	$0.71	$0.84	$0.79	$0.65
Diluted (loss)/earnings per share from discontinued operations	(0.29)	—	1.88	0.33	0.20
Total diluted earnings per share	$0.16	$0.71	$2.72	$1.12	$0.85

Dividends declared per common share	$0.64	$0.64	$0.64	$0.64	$0.64

Financial Status at Year-end (in thousands):
Total assets (13) (14) (15)	$3,834,076	$1,810,704	$1,849,056	$1,752,758	$1,733,201
Long-term debt, net of current portion (13) (15)	$1,245,959	$372,301	$437,233	$478,671	$512,681
Total debt (13) (15)	$1,294,959	$380,842	$445,794	$495,962	$533,143

Footnotes:

(1)	2016 net revenue included $443 million of incremental net revenue attributable to the acquisition of Diamond Foods.

(2)
2015 net revenue increased compared to 2014, in part due to the full year impact of the acquisition of Baptista's Bakery and consolidation of Late July, which occurred in June 2014 and October 2014, respectively. The increase was partially offset by approximately $30 million of net revenue generated during 2014 as a result of the fifty-third week.

(3)
2014 net revenue increased compared to 2013 approximately $30 million, as a result of the fifty-third week and $44 million as a result of the acquisition of Baptista's in June 2014 and the consolidation of the results of Late July subsequent to our additional investment in October 2014.

(4)	2013 net revenue increased compared to 2012, in part due to the full year impact of the acquisition of Snack Factory, which occurred in October 2012.

(5)	2012 net revenue included approximately $30 million as a result of acquisitions, including the acquisition of Snack Factory in October 2012.

(6)
2016 pretax income was impacted by approximately $66 million of transaction and integration related expenses due to the acquisition of Diamond Foods, approximately $11 million of additional cost of sales due to the step-up of inventory from the acquisition of Diamond Foods, approximately $5 million for the loss on prepayment of debt, and approximately $4 million in asset impairments primarily related to the transfer of production location for certain products.

(7)
2015 pretax income was impacted by approximately $8 million in transaction-related fees associated with the pending acquisition of Diamond Foods, approximately $12 million in asset impairment charges primarily related to the transfer of production location for certain products and approximately $6 million in settlements of certain litigation.

(8)
2014 pretax income was impacted by a gain on the revaluation of our prior equity investment in Late July of approximately $17 million, impairment charges of approximately $13 million and approximately $4 million of expense associated with our margin improvement and restructuring plan.

(9)
2013 pretax income was impacted by certain self-funded medical claims that resulted in approximately $5 million in incremental expenses as well as impairment charges of approximately $2 million associated with one of our trademarks.

(10)
2012 pretax income included the impact of approximately $4 million in severance costs and professional fees related to the Snyder's-Lance Merger and integration activities, approximately $9 million in impairment charges offset by approximately $22 million in gains on the sale of route businesses associated with the IBO conversion.

(11)	2016 loss from discontinued operations, net of income tax, included a $33 million pretax loss on the sale of Diamond of California.

(12)	2014 income from discontinued operations, net of income tax, included a $223 million pretax gain on the sale of Private Brands.

(13)	2016 total assets includes $2.2 billion acquired from Diamond Foods, and total debt increased due to the issuance of $1.1 billion of debt in conjunction with the Diamond Foods acquisition.

(14)	2014 total assets increased from 2013 primarily due to the acquisition of Baptista's and Late July, partially offset by the sale of Private Brands.

(15)
We adopted ASU No. 2015-03 in the first quarter of 2016 which had the effect of retrospectively presenting debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. As such, debt issuance costs are presented as a reduction of long-term debt in the Consolidated Balance Sheets and removed from other noncurrent assets.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand Snyder's-Lance, Inc., our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and accompanying notes to the financial statements. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under Part I, Item 1A—Risk Factors and other sections in this Annual Report on Form 10-K.
MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. We routinely evaluate our estimates, including those related to sales and promotional allowances, customer returns, allowances for doubtful accounts, inventory valuations, useful lives of fixed assets and related impairment, long-term investments, hedge transactions, goodwill and intangible asset valuations and impairments, incentive compensation, income taxes, self-insurance, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.
Executive Summary
2016 was an exciting year for our Company. Coming into 2016, we were focused on growing our distribution footprint and our Core brand revenue and market share and returning our Snyder's of Hanover brand back to growth, as well as growing our "better-for-you" portfolio. We were successful in achieving all of these goals. Our growth strategy for our Core brands continues to focus on quality, innovation and expanded distribution. We are achieving our goals regarding the mix of "better-for-you" products relative to our entire portfolio, with 31% of our 2016 revenue coming from products considered to be "better-for-you" and we expect to increase this percentage in 2017.

On February 29, 2016, we completed the acquisition of all of the outstanding stock of Diamond Foods. The acquisition of Diamond Foods significantly changed our capital structure and debt profile. Diamond Foods stockholders received 0.775 shares of Snyder's-Lance common stock and $12.50 in cash for each Diamond Foods share, for a total purchase price of approximately $1.86 billion, based on the closing price of our common stock on February 26, 2016, the last trading day prior to the closing date and including our repayment of approximately $651 million of Diamond Foods' indebtedness, accrued interest and related fees. The strategic combination of Snyder's-Lance and Diamond Foods brought together two established companies with strong brands and created an innovative, highly complementary and diversified portfolio of branded snacks, including: Kettle Brand® potato chips; KETTLE® Chips; Pop Secret® popcorn; Emerald® snack nuts; and Diamond of California® culinary nuts. The transaction expanded our footprint in "better-for-you" snacking and increased our existing natural food channel presence. In addition, this transaction expanded and strengthened our national distribution network, and provided a platform for growth in the U.K. and across Europe. We believe we are now even better positioned in the growing snack food industry, and we continue to see significant opportunities for both cost and revenue synergies, which we expect to deliver earnings accretion and support further investment behind our brands.

On September 1, 2016, we completed the acquisition of Metcalfe by acquiring the remaining 74% interest. Metcalfe owns the U.K.'s leading premium RTE popcorn brand, and also incorporates a fast growing range of corn and rice cake products. The U.K. popcorn market is one of the fastest growing categories within the U.K. snack food industry, as consumers increasingly seek out "better-for-you" snacking options. The addition of a leading premium RTE popcorn brand, Metcalfe’s skinny®, to the U.K.'s leading premium chip brand, KETTLE® Chips, reflects our plan to become a leading provider of premium snack foods in Europe.
In addition to these strategic acquisitions, on December 31, 2016, we completed the sale of our Diamond of California culinary nuts business. The sale of Diamond of California aligns with our strategy to focus more resources on the growth opportunities for our snack food brands, and provides proceeds to reduce our overall debt and invest in other strategic transactions.

2016 Performance

Overall, net revenue increased in 2016 compared to 2015, primarily due to increased revenue associated with the contribution of Diamond Foods, as well as strong Core Brand revenue growth in our legacy Snyder's-Lance business, despite headwinds coming into 2016 due to:

•	Declines related to strategic changes at our largest customer which impacted space, displays and store inventory levels for certain branded products; and

•	Overall slow growth in the snack food industry which led to declines in revenue from partner brand products and certain branded products.
Our 2016 results were also impacted by the following:

•
Transaction and integration related expenses - We incurred $66.3 million in transaction and integration related expenses in selling, general and administrative expense related to the acquisition of Diamond Foods during 2016, compared to $7.7 million in 2015.

•
Inventory step-up - As a result of the acquisition of Diamond Foods, we were required to step-up the value of the acquired inventory to fair value. This resulted in $11.3 million in additional cost of sales during the year, or a 0.5% impact on gross margin.

•
Amortization expense - We acquired $355.3 million of customer relationships intangibles in the Diamond Foods acquisition. Although $19.9 million of this balance was disposed of in the Diamond of California divestiture, we recognized in continuing operations $14.0 million of incremental amortization expense in 2016, compared to 2015.

•
Impairment charges - During 2016, we made the decision to move the production of certain products to improve operational efficiency. As a result, we recognized a total of $3.7 million of fixed asset impairment charges in 2016.

•
Incentive compensation expense - Excluding accelerated stock-based compensation expense associated with the Diamond Foods transaction and integration, we incurred 0.3% of incremental expense as a percentage of net revenue in 2016, compared to 2015, primarily due to lower attainment of incentive targets in 2015.

•
Promotional spending - We increased promotional spending as a percentage of revenue during 2016 for our legacy Snyder's-Lance Core brands, which resulted in approximately $27 million of additional promotional expense compared to 2015, or 1.3% lower gross margin compared to 2015.

•
Interest expense - In order to complete the acquisition of Diamond Foods, we borrowed $1.13 billion in long-term debt, which significantly increased our outstanding debt throughout the year and resulted in $21.8 million in incremental interest expense in 2016, compared to 2015.

In spite of these challenges in 2016, we were able grow market share in all of our legacy Snyder's-Lance Core brands. A discussion of the trends for each of our Core brands is included below:

•
Despite a slight revenue decline from Snyder's of Hanover® in 2016, compared to 2015, we were able to undertake a renovation of the brand during 2016, including television advertising, digital media, as well as aggressive coupon programs. Our commitment to the brand enabled Snyder’s of Hanover® to return to revenue growth in the fourth quarter of 2016, continue to grow market share during the year and maintain a substantial lead over our closest competitor in the category.

•
Net revenue from our Lance® sandwich crackers increased in 2016, compared to the prior year primarily due to distribution gains in the club channel. The Lance® sandwich cracker brand also gained market share throughout the year.

•
Snack Factory® Pretzel Crisps® experienced mid-single-digit revenue growth as well as market share growth in the deli snacks category in 2016, primarily through expanded distribution in the grocery channel.

•
We continued to grow sales with existing customers as well as expand the distribution of our Cape Cod® kettle cooked chips in 2016, which resulted in mid-single-digit revenue growth compared to 2015 and increased market share for the Cape Cod® brand in a growing kettle chip category.

•	Late July® continued to expand distribution and gain market share in the grocery and natural channels, leading to double-digit revenue growth in 2016.

•	For the acquired Diamond Foods brands, Kettle Brand® and Emerald® grew market share, while Pop Secret® experienced a slight reduction in market share.
As we move into 2017, we plan to substantially complete the integration of Diamond Foods and continue to grow our business both domestically and abroad as we focus on quality, innovation and expanded distribution while "changing the way the world snacks with better ingredients, quality and taste." Some items to note for our 2017 business outlook are as follows:

•	We expect to continue to make investments in marketing and advertising, and promotional spending to support our Core brands and our new innovation in the first half of 2017.

•	We expect to continue to introduce new innovation, including Cape Cod® Thins, Wholey Cheese!TM, and "better-for-you" multi-packs.

•
We expect our weighted average diluted share count to be approximately 98 million shares for fiscal 2017, compared to 92.9 million shares for fiscal 2016, which will impact our diluted earnings per share.

•	The first quarter of 2017 will include the full impact of the Diamond Foods acquisition, which was acquired on February 29, 2016.

Results of Operations
Year Ended December 31, 2016 Compared to Year Ended January 2, 2016

(in millions)	2016		2015		Favorable/ (Unfavorable) Variance
Net revenue	$2,109.2	100.0%	$1,656.4	100.0%	$452.8	27.3%
Cost of sales	1,345.4	63.8%	1,077.1	65.0%	(268.3)	(24.9)%
Gross profit	763.8	36.2%	579.3	35.0%	184.5	31.8%
Selling, general and administrative	594.0	28.2%	464.5	28.0%	(129.5)	(27.9)%
Transaction and integration related expenses	66.3	3.1%	7.7	0.5%	(58.6)	(761.0)%
Settlement of certain litigation	—	—%	5.7	0.3%	5.7	100.0%
Impairment charges	4.5	0.2%	12.0	0.7%	7.5	62.5%
Other income, net	(5.5)	(0.3)%	(1.1)	—%	4.4	400.0%
Income before interest and income taxes	104.5	5.0%	90.5	5.5%	14.0	15.5%
Loss on early extinguishment of debt	4.7	0.2%	—	—%	(4.7)	(100.0)%
Interest expense, net	32.7	1.6%	10.9	0.7%	(21.8)	(200.0)%
Income tax expense	25.3	1.2%	28.9	1.7%	3.6	12.5%
Income from continuing operations	41.8	2.0%	50.7	3.1%	(8.9)	(17.6)%
Loss from discontinued operations, net of income tax	(27.1)	(1.3)%	—	—%	(27.1)	(100.0)%
Net income	$14.7	0.7%	$50.7	3.1%	$(36.0)	(71.0)%

Net Revenue
Net revenue by product category was as follows:

(in millions)	2016		2015		Favorable/ (Unfavorable) Variance
Branded	$1,638.3	77.7%	$1,190.2	71.9%	$448.1	37.6%
Partner brand	300.4	14.2%	300.5	18.1%	(0.1)	—%
Other	170.5	8.1%	165.7	10.0%	4.8	2.9%
Net revenue	$2,109.2	100.0%	$1,656.4	100.0%	$452.8	27.3%
Prior year Partner brand revenues from the sale of Kettle Brand® potato chips are now classified as Branded revenues as a result of the Diamond Foods acquisition. For 2015, we have reclassified $34.8 million of Partner brand revenue associated with Kettle Brand® potato chips to Branded revenue to be consistent with current year presentation.
Net revenue increased $452.8 million, or 27.3%, in 2016 compared to 2015, primarily due to increased revenue associated with the contribution of Diamond Foods. Excluding the revenue increase from Diamond Foods, overall net revenue increased 0.6% as increased Branded revenue was partially offset by a decrease in the Other revenue category.

The following table reflects revenue by product category adjusted for incremental revenue attributable to Diamond Foods and compares net revenue excluding the Diamond Foods contribution for 2016 to net revenue for 2015:

(in millions)	2016 Net Revenue	Incremental Diamond Foods Net Revenue	2016 Net Revenue excluding Diamond Foods (1)	2015 Net Revenue	Favorable/ (Unfavorable) Variance
Branded	$1,638.3	$430.2	$1,208.1	$1,190.2	$17.9	1.5%
Partner brand	300.4	—	300.4	300.5	(0.1)	—%
Other	170.5	13.3	157.2	165.7	(8.5)	(5.1)%
Net revenue	$2,109.2	$443.5	$1,665.7	$1,656.4	$9.3	0.6%
(1) The non-GAAP measure and related comparisons in the table above should be considered in addition to, not as a substitute for, our net revenue disclosure, as well as other measures of financial performance reported in accordance with GAAP, and may not be comparable to similarly titled measures used by other companies. Our management believes the presentation of 2016 Net Revenue excluding Diamond Foods is useful for providing increased transparency and assisting investors in understanding our ongoing operating performance.
Branded net revenue increased $448.1 million, or 37.6%, compared to 2015, primarily due to incremental revenue from Diamond Foods. Branded net revenue, excluding Diamond Foods, was up $17.9 million, or 1.5%, compared to 2015. Overall Branded volume increased approximately 5% during 2016 and all of our Core brands increased market share in the IRI covered channels. The volume increase was partially offset by lower net price realization due to additional investments in promotional spending necessary to drive sales in a highly competitive environment. Net revenue from our legacy Core brands increased by more than 2% as 3-5% growth in Lance®, Snack Factory® Pretzel Crisps®, and Cape Cod®, and greater than 10% growth in Late July® was partially offset by a slight decline in net revenue from Snyder's of Hanover®. However, Snyder's of Hanover® net revenue showed marked improvement in the second half of the year due to the brand renovation efforts undertaken in the first half of the year, including the successful Pretzels Baby® marketing and advertising campaign.
Partner brand net revenue declined slightly in 2016 compared to 2015 as volume declines for certain Partner brand products were substantially offset by volume increases in other Partner brands.

Other net revenue, excluding Diamond Foods, decreased $8.5 million, or 5.1%, due primarily to the planned exit of certain contract manufacturing agreements, as well as increased Branded production at certain manufacturing facilities which limited the capacity for contract manufacturing.
Gross Profit
Gross profit increased $184.5 million, and 1.2% as a percentage of net revenue compared to 2015. The dollar increase in gross margin was due to increased sales volume primarily due to the acquisition of Diamond Foods. The increase in gross profit as a percentage of net revenue in 2016 was due to lower input costs, increased productivity at our manufacturing facilities, and a higher mix of Branded sales, which typically have a higher gross margin than Partner brand or Other sales. These increases were partially offset by increased investment in promotional spending compared to 2015, to support the growth of our Core brands, as well as the inventory step-up of $11.3 million required for purchase accounting associated with the Diamond Foods acquisition. The increase in promotional spending as a percentage of revenue, excluding Diamond Foods, resulted in approximately $27.0 million of additional promotional expense compared to 2015, or approximately 1.3% lower gross profit as a percentage of revenue for 2016, compared to 2015.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $129.5 million in 2016, compared to 2015, and increased 0.2% as a percentage of net revenue. The increase in selling, general and administrative expenses was primarily due to additional expenses attributable to Diamond Foods. The increase in selling, general and administrative expenses as a percentage of revenue was due to increased investments in marketing and advertising to support our Branded products, as well as higher incentive compensation expense due to improved operating performance. These increases were largely offset by synergies realized in conjunction with the integration of Diamond Foods as well as other margin enhancement initiatives.

Transaction and Integration Related Expenses
We recognized $66.3 million in Diamond Foods transaction and integration related expenses during 2016. These expenses in continuing operations included $17.5 million of severance and retention benefits and $16.4 million of accelerated stock-based compensation, which related primarily to change in control provisions and severance agreements with Diamond Foods personnel. The remaining costs include investment banking fees as well as other professional fees and legal costs associated with the acquisition and integration of Diamond Foods. We recognized $7.7 million of Diamond Foods related transaction expenses during 2015 for professional fees and legal costs associated with the acquisition.

Settlement of certain litigation
During 2015, we recognized $5.7 million in expense associated with settlements reached in our "all-natural" and IBO class action lawsuits. See Note 16 to the consolidated financial statements included in Item 8 for additional information related to these settlements. There were no significant litigation settlements in 2016.
Impairment Charges
Impairment charges of $4.5 million were recorded during 2016, compared to $12.0 million during 2015. During 2016, we sold the Diamond of California business which included certain tangible assets (see Note 3 to the consolidated financial statements included in Item 8 for further information). In connection with this transaction, we recorded impairment of $2.3 million for certain machinery and equipment we retained, but no longer have the ability to use. We also incurred impairment charges of $1.4 million related to the discontinuation of manufacturing certain products. During 2015, we made the decision to move the production of certain products and provide additional packaging alternatives to improve operational efficiency, which resulted in fixed asset impairment charges of $11.5 million in 2015.

In addition, in 2016, we recorded $0.8 million of impairments related to route businesses compared to $0.5 million in 2015.

Other Income, Net
We recognized other income of $5.5 million in 2016 primarily due to a $4.3 million insurance settlement related to a business interruption claim that resulted from an unexpected production outage in the fourth quarter of 2015. Other income in 2015 of $1.1 million primarily consisted of $1.9 million in net gains on the sale of route businesses, partially offset by $0.7 million of expense associated with the derecognition of our cumulative translation adjustment due to the liquidation of our Canadian subsidiary.

During 2016, we also recognized $1.3 million in net gains on the sale of route businesses. Net gains on the sale of route businesses in 2016 consisted of $5.5 million in gains and $4.2 million in losses. For 2015, net gains on the sale of route businesses consisted of $3.3 million in gains and $1.4 million in losses. The majority of the route business sales in 2016 were due to route reengineering projects that were initiated in order to maximize the efficiency of route territories for the IBOs. The majority of the net gains on the sale of route business during 2015 were due to the decision to sell certain route businesses that were previously Company-owned as well as route reengineering projects.

Loss on Early Extinguishment of Debt
In February of 2016, using available borrowings from our existing credit facilities, we repaid our $100 million private placement senior notes, which were due in June 2017. The total repayment was approximately $106 million, and resulted in a loss on early extinguishment of approximately $4.7 million.

Interest Expense, Net
Interest expense increased $21.8 million during 2016 compared to 2015. The increase in net interest expense was the result of additional debt obtained to finance the acquisition of Diamond Foods.
Income Tax Expense
The effective income tax rate increased to 37.7% in 2016 from 36.3% in 2015. The increase in the effective income tax rate in 2016 was primarily due to non-deductible Diamond Foods related transaction costs in 2016.
Loss from Discontinued Operations, Net of Income Tax
Loss from discontinued operations, net of income tax, included in 2016 was primarily due to the loss on the sale of Diamond of California, partially offset by income generated by discontinued operations prior to the sale. See Note 3 to the consolidated financial statements included in Item 8 for additional information related to this sale. There were no discontinued operations in 2015.

Year Ended January 2, 2016 (52 weeks) Compared to Year Ended January 3, 2015 (53 weeks)

(in millions)	2015		2014		Favorable/ (Unfavorable) Variance
Net revenue	$1,656.4	100.0%	$1,620.9	100.0%	$35.5	2.2%
Cost of sales	1,077.1	65.0%	1,042.4	64.3%	(34.7)	(3.3)%
Gross profit	579.3	35.0%	578.5	35.7%	0.8	0.1%
Selling, general and administrative	464.5	28.0%	478.5	29.5%	14.0	2.9%
Transaction-related expenses	7.7	0.5%	—	—%	(7.7)	(100.0)%
Settlements of certain litigation	5.7	0.3%	—	—%	(5.7)	(100.0)%
Impairment charges	12.0	0.7%	13.0	0.8%	1.0	7.7%
Gain on the revaluation of prior equity investment	—	—%	(16.6)	(1.0)%	(16.6)	(100.0)%
Other income, net	(1.1)	—%	(1.3)	(0.1)%	(0.2)	(15.4)%
Income before interest and income taxes	90.5	5.5%	104.9	6.5%	(14.4)	(13.7)%
Interest expense, net	10.9	0.7%	13.4	0.8%	2.5	18.7%
Income tax expense	28.9	1.7%	32.3	2.0%	3.4	10.5%
Income from continuing operations	50.7	3.1%	59.2	3.7%	(8.5)	(14.4)%
Income from discontinued operations, net of income tax	—	—%	133.3	8.2%	(133.3)	(100.0)%
Net income	$50.7	3.1%	$192.5	11.9%	$(141.8)	(73.7)%

Net Revenue
Net revenue by product category was as follows:

(in millions)	2015		2014		Favorable/ (Unfavorable) Variance
Branded	$1,190.2	71.9%	$1,154.7	71.2%	$35.5	3.1%
Partner brand	300.5	18.1%	306.2	18.9%	(5.7)	(1.9)%
Other	165.7	10.0%	160.0	9.9%	5.7	3.6%
Net revenue	$1,656.4	100.0%	$1,620.9	100.0%	$35.5	2.2%
Previous Partner brand revenues from the sale of Kettle Brand® potato chips are now classified as Branded revenues as a result of the Diamond Foods acquisition. For 2015 and 2014, we have reclassified $34.8 million and $33.8 million of Partner brand revenue associated with Kettle Brand® potato chips to Branded revenue to be consistent with the 2016 presentation.
Net revenue increased $35.5 million, or 2.2%, in 2015 compared to 2014, primarily due to acquisitions, which was partially offset by the additional week of revenue recognized in 2014.

The following table reflects revenue by product category adjusted for amounts attributable to the 53rd week and compares 2015 net revenue to 2014 Adjusted Net Revenue:

(in millions)	2015 Net Revenue	2014 Net Revenue	Estimated 53rd week	2014 Adjusted Net Revenue (1)	Favorable/ (Unfavorable) Variance
Branded	$1,190.2	$1,154.7	$21.2	$1,133.5	$56.7	5.0%
Partner brand	300.5	306.2	5.9	300.3	0.2	0.1%
Other	165.7	160.0	3.3	156.7	9.0	5.7%
Net revenue	$1,656.4	$1,620.9	$30.4	$1,590.5	$65.9	4.1%
(1) The non-GAAP measures and related comparisons in the table above should be considered in addition to, not as a substitute for, our net revenue disclosure, as well as other measures of financial performance reported in accordance with GAAP, and may not be comparable to similarly titled measures used by other companies. Our management believes the presentation of 2014 Adjusted Net Revenue is useful for providing increased transparency and assisting investors in understanding the ongoing operating performance of our Company.
Branded net revenue increased $35.5 million, or 3.1%, compared to 2014, primarily due to incremental Late July® revenue resulting from the consolidation of Late July® beginning at the end of October 2014, as well as revenue growth in our other Core brands. Revenue from branded products increased approximately $56.7 million, or 5.0% in 2015, when excluding our estimate of the 53rd week in 2014. Revenue growth from our Core brands, excluding the impact of Late July®, was led by double digit revenue increases in Cape Cod® branded products as well as revenue increases in our Snack Factory® Pretzel Crisps® and Lance® branded products. Our Cape Cod® kettle cooked chips experienced strong volume growth and increased market share when compared to 2014, due to growth in core markets and continued expanded distribution. We also continued to experience revenue and market share growth in Snack Factory® Pretzel Crisps®. Our Lance® branded products performed well compared to 2014, with increased revenue and market share driven in part by distribution gains in the second half of the year. These revenue increases were partially offset by slight revenue declines from our Snyder’s of Hanover® branded products in 2015, compared to 2014, after excluding the impact of the 53rd week in 2014. The volume decline was primarily due to overall softness in the pretzel category in the second half of 2015. Revenue from our Allied branded products was down in 2015 compared to 2014, after adjusting for the 53rd week, primarily due to volume declines in certain salty product lines.
Partner brand net revenue increased 0.1% in 2015 compared to 2014 after adjusting for the 53rd week. During the second half of 2015, we experienced volume declines as a result of lower promotional activities for many of the Partner brands that we sell through our DSD distribution network.

Other revenue, which primarily consists of revenue from contract manufactured products, increased $5.7 million, or 3.6%, from 2015 to 2016, and was up $9.0 million, or 5.7%, after adjusting for the 53rd week in 2014. The increase was primarily due to a full year of revenue from Baptista's, which was acquired in June of 2014. However, this increase was partially offset by a reduction in orders from Shearer's Foods LLC as part of our manufacturing and supply agreement, as well as lost revenue due to a power outage at one of our major manufacturing facilities.
Gross Profit
Gross profit increased $0.8 million, but declined 0.7% as a percentage of net revenue compared to 2014. The dollar increase in gross margin was due to increased sales volume compared to the prior year. The decline as a percentage of revenue was primarily the result of increased promotional spending to support our new product offerings and generate volume for our Branded products. The increase in promotional spending as a percentage of revenue during 2015, resulted in approximately $13.5 million of additional promotional expense compared to 2014, or approximately 0.8% lower gross profit as a percentage of revenue for 2015, compared to 2014.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $14.0 million in 2015, compared to 2014, and decreased 1.5% as a percentage of net revenue. The decrease in selling, general and administrative expenses compared to 2014 was primarily due to cost reduction efforts associated with our margin improvement and restructuring plan, declines in fuel and freight costs, lower incentive compensation expense and less marketing and advertising costs. These reductions were partially offset by a full year of Baptista's and Late July expense.

Transaction-related Expenses
We recognized $7.7 million of Diamond Foods related transaction expenses during 2015, related to professional fees and legal costs associated with the acquisition. There were no Diamond Foods related transaction expenses recognized in 2014.

Settlement of Certain Litigation
During 2015, we recognized $5.7 million in expense associated with settlements reached in our "all-natural" and IBO class action lawsuits. See Note 16 to the consolidated financial statements included in Item 8 for additional information related to these settlements. There were no significant litigation settlements in 2014.
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

Other Income, Net
Other income decreased from $1.3 million in 2014 to $1.1 million in 2015. Other income in 2015 of $1.1 million primarily consisted of $1.9 million in net gains on the sale of route businesses, partially offset by $0.7 million of expense associated with the derecognition of our cumulative translation adjustment due to the liquidation of our Canadian subsidiary. Other income in 2014 principally consisted of $1.1 million in net gains on the sale of route businesses.

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
Interest Expense, Net
Interest expense decreased $2.5 million during 2015, compared to 2014. The decrease was due to lower debt levels in 2015, as well as a $0.8 million write-off of previously capitalized debt issuance costs that occurred in 2014 due to debt refinancing.
Income Tax Expense
The effective income tax rate increased to 36.3% in 2015 from 35.3% in 2014. The increase in the effective income tax rate in 2015 was primarily due to non-deductible Diamond Foods related transaction costs in late 2015.
Income from Discontinued Operations, Net of Income Tax
Income from discontinued operations, net of income tax, included in 2014 is primarily due to the gain recognized as a result of the completion of the sale of Private Brands. There were no discontinued operations in 2015.

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
Cash Flows
The following table sets forth a summary of our cash flows for each of the past three years:

(in thousands)	2016	2015	2014
Net cash provided by/(used in):
Operating activities	$261,199	$146,154	$13,025
Investing activities	(1,116,861)	(44,026)	99,035
Financing activities	853,008	(98,396)	(90,767)
Effect of exchange rate changes on cash	(1,042)	—	—
Net (decrease)/increase in cash and cash equivalents	$(3,696)	$3,732	$21,293
Operating Cash Flows
Cash flow provided by operating activities increased $115.0 million in 2016, compared to 2015. Operating cash flows increased approximately $42 million, due to an increase in the payable to growers balance from the time of the Diamond Foods acquisition to the time of the divestiture of Diamond of California. We also paid considerably less income taxes in 2016, because we used net operating losses acquired in the Diamond Foods acquisition to offset most current taxes payable. In addition, depreciation and amortization was $28.9 million higher in 2016, due primarily to the additional intangible and fixed assets associated with the Diamond Foods acquisition, and stock based compensation was $21.0 million higher in 2016, due to acceleration of vesting for former Diamond Foods personnel.
Cash flow provided by operating activities increased $133.1 million in 2015, compared to 2014. The increase in net cash provided by operating activities was primarily driven by taxes paid in 2014, due to the gain on the sale of Private Brands. Approximately $127 million in income taxes related to the gain on the sale of Private Brands were paid in 2014. Excluding the payment of these income taxes, net cash provided by operating activities was favorable by approximately $6 million from 2014, compared to 2015.
Investing Cash Flows
Cash used by investing activities totaled $1,116.9 million in 2016, compared with $44.0 million in 2015. The increase in cash used in investing activities was primarily driven by the acquisition of Diamond Foods, which accounted for approximately $1.0 billion of the increase.
Capital expenditures for fixed assets, principally manufacturing equipment, increased from $51.5 million in 2015 to $73.3 million in 2016, primarily due to additional capital expenditures necessary to support the acquired Diamond Foods business, of which approximately $0.5 million related to discontinued operations. Purchases of route businesses, net of sales, resulted in cash outflows of $2.6 million in 2016, compared to net cash inflows of $4.8 million in 2015. The majority of the net cash outflows generated from the purchase of routes, net of proceeds from route sales, in 2016 were due to restructuring certain routes at the end of 2016, which we have not sold as of the year end.
Cash used by investing activities totaled $44.0 million in 2015, compared with cash provided by investing activities of $99.0 million in 2014. The significant decrease in cash provided by investing activities was due to the proceeds received from the sale of Private Brands in 2014 of $430 million, which was partially offset by cash used for the acquisition of Baptista's and our additional investment in Late July totaling $262.3 million. Capital expenditures for fixed assets, principally manufacturing equipment, decreased from $72.1 million in 2014 to $51.5 million in 2015. The decrease from 2014 to 2015 was due to additional capital expenditures in 2014 used to upgrade equipment and enhance capacity, while the capital expenditures in 2015 were primarily used to maintain our machinery and equipment and support revenue growth. Proceeds from the sale of route businesses, net of purchases, generated cash inflows of $4.8 million in 2015, compared to net cash inflows of $1.0 million in 2014. The majority of the net cash inflows generated from the sale of routes in 2015 were due to the decision to sell certain route businesses that were previously Company-owned.

Financing Cash Flows
Net cash provided by financing activities of $853.0 million in 2016, was principally due to proceeds from the issuance of long-term debt of $1.13 billion that were used primarily to fund the acquisition of Diamond Foods. This significant cash inflow was partially offset by dividends paid of $57.6 million and repayments of long-term debt of $438.6 million. In addition we received net proceeds from our revolving credit facility of $227.0 million. This compared to cash used in financing activities of $98.4 million in 2015, which was principally due to dividends paid of $45.2 million, as well as debt repayments of $57.5 million. Cash used in financing activities in 2014 was $90.8 million, primarily due to dividends paid of $44.9 million as well as debt repayments of $50.4 million.
On February 8, 2017, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on March 3, 2017 to stockholders of record on February 23, 2017.
Debt
Unused and available borrowings were $148.0 million under our existing credit facilities at December 31, 2016, as compared to $375 million at January 2, 2016. Under certain circumstances and subject to certain conditions, we have the option to increase available credit under the Credit Agreement by up to $200 million during the life of the facility. We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $12.6 million as of December 31, 2016.

In February of 2016, using available borrowings from our existing credit facilities and cash on hand, we repaid our $100 million private placement senior notes which were due in June 2017. The total repayment was approximately $106 million, and resulted in a loss on early extinguishment of approximately $4.7 million.

Credit Agreement
In conjunction with our acquisition of Diamond Foods, we entered into a senior unsecured credit agreement with the term lenders party thereto (the "Term Lenders") and Bank of America, N.A., as administrative agent ("Credit Agreement"). Under the Credit Agreement, the Term Lenders provided (i) senior unsecured term loans in an original aggregate principal amount of $830 million maturing five years after the funding date (the “Senior Five Year Term Loans”) and (ii) senior unsecured term loans in an original aggregate principal amount of $300 million maturing ten years after the funding date (the “Senior Ten Year Term Loans”). The $1.13 billion in proceeds from the Credit Agreement were used to finance, in part, the cash component of the acquisition consideration, to repay indebtedness of Diamond Foods and Snyder's-Lance, and to pay certain fees and expenses incurred in connection with the acquisition.

Loans outstanding under the Credit Agreement bear interest, at our option, either at (i) a Eurodollar rate plus an applicable margin specified in the Credit Agreement or (ii) a base rate plus an applicable margin specified in the Credit Agreement. The applicable margin added to the Eurodollar rate or base rate, as the case may be, is subject to adjustment after the end of each fiscal quarter based on changes in the Company’s adjusted total net debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio.
The outstanding principal amount of the Senior Five Year Term Loans is payable in equal quarterly installments of $10.4 million on the last business day of each quarter. These payments began in the second quarter of 2016 and continue through December 2020. The remaining unamortized balance is payable in February 2021. The outstanding principal amount of the Senior Ten Year Term Loans is payable in quarterly principal installments of $15.0 million beginning in the second quarter of 2021 and continuing through December 2025. The remaining unamortized balance is payable in February 2026. The Credit Agreement also contains optional prepayment provisions.
Our obligations under the Credit Agreement are guaranteed by all of our existing and future direct and indirect wholly-owned domestic subsidiaries other than any such subsidiaries that, taken together, do not represent more than 10.0% of the total domestic assets or domestic revenues of the Company and its wholly-owned domestic subsidiaries. The Credit Agreement contains customary representations, warranties and covenants. The financial covenants include a maximum total debt to EBITDA ratio of 4.75 to 1.00 for the first two quarters following the acquisition and decreasing over the period of the loan to 3.50 to 1.00 in the eighth quarter following the acquisition. For the year ended December 31, 2016 the maximum ratio allowed was 4.25 to 1.00, and our total debt to EBITDA ratio was 4.17 to 1.00. It should be noted that this ratio removes the earnings of Diamond of California but not the cash received shortly after year end. We received the cash consideration of $118.6 million for the sale of Diamond of California on January 3, 2017, which we used to repay a portion of our indebtedness, resulting in a decrease of our debt to EBITDA ratio to 3.80. We are in compliance and expect to remain in compliance with this covenant for the remainder of 2017.

The financial covenants also include a minimum interest coverage ratio of 2.50 to 1.00. As of December 31, 2016, our interest coverage ratio was 6.51. We are currently in compliance and expect to remain in compliance with this covenant. Other covenants include, but are not limited to, limitations on: (i) liens, (ii) dispositions of assets, (iii) mergers and consolidations, (iv) loans and investments, (v) subsidiary indebtedness, (vi) transactions with affiliates and (vii) certain dividends and distributions. The Credit Agreement contains customary events of default, including a cross default provision and change of control provisions. If an event of default occurs and is continuing, we may be required to repay all amounts outstanding under the Credit Agreement.

Total interest expense under all credit agreements for 2016, 2015 and 2014 was $32.9 million, $11.1 million, and $13.4 million, respectively.
Contractual Obligations
We lease certain facilities and equipment under contracts classified as operating leases. Total rental expense, excluding discontinued operations, was $37.6 million in 2016, $27.2 million in 2015 and $25.3 million in 2014.
In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Purchase commitments for certain ingredients, packaging materials and energy totaled $157.2 million and $97.2 million as of December 31, 2016 and January 2, 2016, respectively. The increase in purchase commitments was due to incremental Diamond Foods commitments. In addition to these commitments, we have contracts for certain ingredients and packaging materials where we have secured a fixed price but do not have a minimum purchase quantity. We generally contract from approximately three months to twelve months in advance for certain major ingredients and packaging. We also have a licensing contract which totaled $13.9 million as of December 31, 2016, and continues through 2020.
We have contracts to receive services from syndicated market data providers through 2023. Our commitment for these services ranges from $4.6 million to $5.3 million per year, throughout the life of the contracts and totals $31.6 million as of December 31, 2016.
Contractual obligations as of December 31, 2016 were:

(in thousands)		Payments Due by Period
	Total	2017	2018-2019	2020-2021	Thereafter
Purchase commitments	$202,740	$166,032	$19,030	$10,397	$7,281
Debt, including interest payable (1)	1,482,036	89,390	519,637	521,411	351,598
Capital lease, including interest	4,580	1,647	2,600	333	—
Operating lease obligations	114,753	21,097	33,209	21,341	39,106
Accrued long-term incentive plan	7,077	2,427	4,650	—	—
Unrecognized tax benefits (2)	5,196	—	—	—	—
Other liabilities (3)	22,395	—	—	—	—
Total contractual obligations	$1,838,777	$280,593	$579,126	$553,482	$397,985
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
(3) Amounts represent future cash payments to satisfy certain noncurrent liabilities recorded on our Consolidated Balance Sheets, including the short-term portion of these long-term liabilities. Included in these noncurrent liabilities on our Consolidated Balance Sheets as of December 31, 2016 were $17.3 million in accrued insurance liabilities and $5.1 million in other liabilities. As the specific payment dates for these liabilities is unknown, the related balances have not been reflected in the "Payments Due by Period" section of the table.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity or cash flows.
We currently provide a partial guarantee for loans made to IBOs by certain third-party financial institutions for the purchase of route businesses. The outstanding aggregate balance on these loans was approximately $154.1 million as of December 31, 2016 compared to approximately $139.3 million as of January 2, 2016. The $14.8 million increase in the guarantee was primarily due to new IBO loans as a result of zone restructuring and sale of additional routes. The annual maximum amount of future payments we could be required to make under the guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the route businesses for which the loans are made. Accordingly, we have the ability to recover substantially all of the outstanding loan value upon default, and our liability associated with this guarantee is not material.
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
Revenue for products sold to IBOs in our DSD network is recognized when the IBO purchases the inventory from our warehouses or the products are shipped to the stockroom. Revenue for products sold to retail customers through routes operated by our associates is recognized when the product is delivered to the customer.
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
Total allowances for sales returns, rebates, coupons, scan-backs and other promotional activities recorded in the Consolidated Balance Sheets was $39.8 million and $25.4 million as of December 31, 2016 and January 2, 2016, respectively. The increase related to incremental Diamond Foods promotional allowances.

Allowance for Doubtful Accounts
The determination of the allowance for doubtful accounts is based on management’s estimate of uncollectible accounts receivable. We record a general reserve based on analysis of historical data and aging of accounts receivable. In addition, management records specific reserves for receivable balances that are considered at higher risk due to known facts regarding the customer. The assumptions for this determination are reviewed quarterly to ensure that business conditions or other circumstances are consistent with the assumptions. The allowance for doubtful accounts was $1.3 million and $0.9 million as of December 31, 2016 and January 2, 2016, respectively. The increase in the allowance for doubtful accounts from 2015 to 2016 was primarily due to additional accounts receivable associated with the acquisition of Diamond Foods.
Self-Insurance Reserves
We maintain reserves for the self-funded portions of employee medical insurance benefits. Our portion of employee medical claims is limited to $0.4 million per participant annually by stop-loss insurance coverage. The accrual for incurred but not reported medical insurance claims was $3.9 million and $3.8 million in 2016 and 2015, respectively.
We maintain self-insurance reserves for workers’ compensation and auto liability for individual losses up to the deductibles which are currently $0.8 million per individual loss for workers' compensation, $0.5 million for auto liability per accident and $0.3 million for auto physical damage per accident. In addition, certain general and product liability claims are self-funded for individual losses up to the $0.5 million insurance deductible. Claims in excess of the deductible are fully insured up to $100 million per occurrence and in the aggregate. We evaluate input from a third-party actuary in the estimation of the casualty insurance obligation on an annual basis. In determining the ultimate loss and reserve requirements, we use various actuarial assumptions, including compensation trends, health care cost trends and discount rates. In 2016, we used a discount rate of 2.0%, the same rate used in 2015, based on treasury rates over the estimated future payout period.
We also use historical information for claims frequency and severity in order to establish loss development factors. For 2016 and 2015, we had accrued liabilities related to the retained risks of $17.3 million and $16.2 million, respectively, included in the accruals for casualty insurance claims in our Consolidated Balance Sheets. The liabilities related to our casualty insurance claims were partially offset by estimated reimbursements for amounts in excess of our deductibles associated with these claims of $4.6 million and $5.2 million for 2016 and 2015, respectively, which are included in other noncurrent assets in our Consolidated Balance Sheets.
Impairment Analysis of Goodwill and Intangible Assets
Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, for each identified reporting unit using a fair-value-based approach. As part of our 2016 analysis, we identified two reporting units, North America and Europe.

The annual impairment analysis of goodwill requires us to project future financial performance, including revenue and profit growth, fixed asset and working capital investments, income tax rates and our weighted average cost of capital. These projections rely upon historical performance, anticipated market conditions and forward-looking business plans.
The North America and Europe impairment analysis of goodwill was performed using a discounted cash flow model, as of December 31, 2016, and assumed a combined average annual revenue growth of approximately 3.1% and 4.9%, respectively during the valuation period. The 4.9% combined annual growth for Europe is only 3.1% when excluding the increased revenue from 2016 to 2017, which is substantially higher due to two additional months of KETTLE® Chips revenue and eight additional months of revenue from our Metcalfe acquisition. We also assumed a 3% terminal growth rate for each reporting unit. This compares to a combined average annual revenue growth of approximately 3.5% and a terminal growth rate of 3% used in the impairment analysis as of January 2, 2016, which was done using only one reporting unit as the UK operations had not been acquired at that time.

We use a combination of internal and external data to develop the weighted average cost of capital, which was 7.0% and 7.5% for North America and Europe, respectively, for 2016. For our 2015 goodwill impairment analysis, we used an 8.0% weighted average cost of capital for the test of our one reporting unit. The decrease in the weighted average cost of capital in 2016 was primarily due to the growth of our Company in the past year. Significant investments in fixed assets and working capital to support the assumed revenue growth are estimated and factored into the analysis. If the assumed revenue growth is not achieved, anticipated investments in fixed assets and working capital could be reduced. As of December 31, 2016, the goodwill impairment analysis resulted in our North America reporting unit having a fair value substantially in excess of its carrying value, and our European reporting unit with excess fair value over carrying value of approximately 15%. Even with a significant amount of excess fair value over carrying value, major changes in assumptions or changes in conditions could result in a goodwill impairment charge in the future. We performed a sensitivity analysis on our weighted average cost of capital and we determined that a 50 basis point increase in the weighted average cost of capital would not have resulted in any of our reporting units' implied fair value being less than their carrying value. Additionally, a 50 basis point decrease in the terminal growth rate used for each reporting unit would also not have resulted in either of our reporting units' implied fair value being less than their carrying value.
Our trademarks are valued using the relief-from-royalty method under the income approach, which requires us to estimate unobservable factors such as a royalty rate and discount rate and identify relevant projected revenue. In 2016 and 2015, there were no impairments recorded for our trademarks. We recorded impairment charges of $3.6 million in 2014 for certain trademarks. In addition to the $550.7 million acquired in the Diamond Foods acquisition, certain trade names with a total book value of $12.9 million as of December 31, 2016, currently have a fair value which exceeds the book value by less than 15%. The trademarks related to the acquisition of Diamond Foods remain reasonably close to fair value. Any adverse changes in the use of these trademarks or the sales volumes of the associated products could result in an impairment charge in the future.
Our route intangible assets are valued by comparing the current fair market value for the route assets to the associated book value. The fair market value is computed using the route sales average for each route multiplied by the market multiple for the area in which the route is located. We recognized route intangible asset impairments of $0.8 million, $0.5 million and $3.7 million of in 2016, 2015 and 2014, respectively, as a result of this analysis. Many of our route territories have fair values that approximate book value. Any economic declines or other adverse changes such as decreased demand for our products in those areas could result in future impairment charges.
Other intangible assets, primarily customer and contractual relationships and patents, are tested for impairment if events or changes in circumstances indicate that it is more likely than not that fair value is less than book value. No event-driven impairment assessments were deemed necessary for 2016, 2015 or 2014.
Route Intangible Purchase and Sale Transactions
We purchase and sell route businesses as a part of maintenance of our DSD network. Route businesses subject to purchase and sale transactions represent integrated sets of inputs, activities and processes that are capable of being conducted and managed for the purpose of providing a return directly to the IBOs and meet the definition of a business in accordance with ASC 805, Business Combinations. Upon acquisition of a route business, we allocate the purchase price based on the fair value of the indefinite-lived route intangible, representing our perpetual and exclusive distribution right in the route territory, with any excess purchase price attributed to goodwill. We recognize a gain or a loss on the sale of a route business upon completion of the sales transaction and signing of the relevant documents. Gain or loss on sale is determined by comparing the basis of the route business sold, which includes a relative fair value allocation of goodwill in accordance with ASC 350, Intangibles-Goodwill and Other, to the proceeds received from the IBO. For 2016, 2015 and 2014, we recognized net gains on the sale of route businesses of $1.3 million, $1.9 million and $1.1 million, respectively. Net gains on the sale of route businesses in 2016 consisted of $5.5 million in gains and $4.2 million in losses. Net gains on the sale of route businesses in 2015 consisted of $3.3 million in gains and $1.4 million in losses. For 2014, net gains on the sale of route businesses consisted of $3.3 million in gains and $2.2 million in losses.

Impairment Analysis of Fixed Assets
Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets or asset groups to be held and used is measured by a comparison of the carrying amount of an asset or asset group to future net cash flows expected to be generated by the asset or asset group. If such assets or asset groups are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets or asset groups exceeds the fair value of the assets or asset groups. There were $3.7 million in fixed asset impairment charges recorded during 2016, compared to $11.5 million during 2015, and $5.7 million during 2014.
Equity-Based Incentive Compensation Expense
Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term, expected stock price volatility, risk-free interest rate and expected dividends. Judgment is required in estimating the amount of share-based awards that are expected to be forfeited before vesting. In addition, our long-term equity incentive plans require assumptions and projections of future operating results and financial metrics. Actual results may differ from these assumptions and projections, which could have a material impact on our financial results. Information regarding assumptions can be found in Note 6 to the consolidated financial statements included in Item 8.
Discontinued Operations Presentation
In order to be reported within discontinued operations, our disposal of a component or group of components must represent a strategic shift that will have a major effect on our operations and financial results. Discontinued Operations are reported when a component of an entity (“component”) that can be clearly distinguished operationally, and for financial reporting purposes from the rest of the entity meets the threshold for reporting in discontinued operations, provided that a) the component meets the “held for sale” criteria; b) the operations and cash flows of the component have been, or will be, eliminated from the ongoing operations of the entity as a result of the disposal transaction; and c) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. In the Consolidated Statements of Income, income from discontinued operations is reported separately from income and expenses from continuing operations and prior periods are presented on a comparable basis. In the Consolidated Balance Sheets, the assets and liabilities of discontinued operations are presented separately from assets and liabilities of continuing operations and prior periods are presented on a comparable basis. Many provisions of reporting discontinued operations involve judgment in determining whether results from operations, assets and liabilities will be reported as continuing or discontinued operations. As a result of the sale of Diamond of California, revenues and expenses that no longer continued after the sale of Diamond of California, and where we had no substantial continuing involvement, were reclassified to discontinued operations in the Consolidated Statements of Income.
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

Applicable U.S. income taxes are provided on earnings of certain foreign subsidiaries in the periods in which they are no longer considered indefinitely reinvested. In the event that management elects for any reason in the future to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside of the United States, we would incur additional tax expense upon such repatriation.
New Accounting Standards
See Note 2 to the consolidated financial statements included in Item 8 for a summary of new accounting standards.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain commodity, interest rate, and foreign currency risks as part of our ongoing business operations. We may use derivative financial instruments, where appropriate, to manage some of these risks related to interest rates. We do not use derivatives for trading purposes.
Commodity Risk
We purchase certain raw materials that are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions and other factors beyond our control. Our most significant raw material requirements include flour, potatoes, oil, peanuts, other nuts, corn, sugar, chocolate, cheese and seasonings. We also purchase packaging materials that are subject to price volatility. In the normal course of business, in order to mitigate the risks of volatility in commodity markets to which we are exposed, we enter into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Amounts committed under these forward purchase agreements are discussed in Note 16 to the consolidated financial statements in Item 8.
Interest Rate Risk
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and US base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desired proportion of fixed to variable-rate debt. See Note 14 to the consolidated financial statements in Item 8 for further information related to our interest rate swap agreements. While these interest rate swap agreements fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $1.0 million lower without these swaps during 2016, $1.3 million lower without these swaps during 2015 and $0.6 million lower without these swaps during 2014. Including the effect of the interest rate swap agreement, the weighted average interest rate was 2.95% and 3.14%, respectively, as of December 31, 2016 and January 2, 2016. A 10% increase in the Eurodollar rate would not have significantly impacted interest expense during 2016.
Credit Risk
We are exposed to credit risks related to our accounts and notes receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. For 2016, 2015 and 2014, net bad debt expense was $0.5 million, $1.1 million and $1.6 million, respectively. Allowances for doubtful accounts were $1.3 million as of December 31, 2016, and $0.9 million as of January 2, 2016.
Foreign Currency Exchange Risk
We have operations outside the US with foreign currency denominated assets and liabilities, primarily in the U.K. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. Our risks pertaining to Brexit are discussed in Part I, Item1A - Risk Factors.

For our US operations, our sales of finished goods and purchases of raw materials and supplies from outside the US are predominantly denominated in US dollars. However, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.

Item 8.  Financial Statements and Supplementary Data
SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the Fiscal Years Ended December 31, 2016 (52 weeks), January 2, 2016 (52 weeks) and January 3, 2015 (53 weeks)

(in thousands, except per share data)	2016	2015	2014
Net revenue	$2,109,227	$1,656,399	$1,620,920
Cost of sales	1,345,437	1,077,110	1,042,458
Gross profit	763,790	579,289	578,462

Selling, general and administrative	593,957	464,534	478,532
Transaction and integration related expenses	66,272	7,702	—
Settlements of certain litigation	—	5,675	—
Impairment charges	4,466	11,997	13,047
Gain on the revaluation of prior equity investment	—	—	(16,608)
Other income, net	(5,390)	(1,075)	(1,359)
Income before interest and income taxes	104,485	90,456	104,850

Loss on early extinguishment of debt	4,749	—	—
Interest expense, net	32,613	10,853	13,342
Income before income taxes	67,123	79,603	91,508

Income tax expense	25,320	28,885	32,291
Income from continuing operations	41,803	50,718	59,217
(Loss)/income from discontinued operations, net of income tax	(27,100)	—	133,316
Net income	14,703	50,718	192,533
Net (loss)/income attributable to non-controlling interests	(182)	33	(58)
Net income attributable to Snyder’s-Lance, Inc.	$14,885	$50,685	$192,591

Amounts attributable to Snyder's-Lance, Inc.:
Continuing operations	$41,985	$50,685	$59,275
Discontinued operations	(27,100)	—	133,316
Net income attributable to Snyder's-Lance, Inc.	$14,885	$50,685	$192,591

Basic earnings per share:
Continuing operations	$0.46	$0.72	$0.84
Discontinued operations	(0.29)	—	1.90
Total basic earnings per share	$0.17	$0.72	$2.74

Diluted earnings per share:
Continuing operations	$0.45	$0.71	$0.84
Discontinued operations	(0.29)	—	1.88
Total diluted earnings per share	$0.16	$0.71	$2.72

Dividends declared per common share	$0.64	$0.64	$0.64
See Notes to the consolidated financial statements.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
For the Fiscal Years Ended December 31, 2016 (52 weeks), January 2, 2016 (52 weeks) and January 3, 2015 (53 weeks)

(in thousands)	2016	2015	2014
Net income	$14,703	$50,718	$192,533

Net unrealized (gain)/loss on derivative instruments, net of income tax expense/(benefit) of $4,447, ($247), and $186	(6,953)	360	(304)
Foreign currency translation adjustment	24,300	(737)	11,482
Total other comprehensive loss/(income)	17,347	(377)	11,178

Total comprehensive (loss)/income	(2,644)	51,095	181,355
Comprehensive (loss)/income attributable to non-controlling interests	(182)	33	(58)
Total comprehensive (loss)/income attributable to Snyder’s-Lance, Inc.	$(2,462)	$51,062	$181,413
See Notes to the consolidated financial statements.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2016 and January 2, 2016

(in thousands, except share data)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$35,409	$39,105
Restricted cash	714	966
Accounts receivable, net of allowances of $1,290 and $917, respectively	210,723	131,339
Receivable from sale of Diamond of California	118,577	—
Inventories, net	173,456	110,994
Prepaid income taxes and income taxes receivable	5,744	2,321
Assets held for sale	19,568	15,678
Prepaid expenses and other current assets	27,666	21,210
Total current assets	591,857	321,613

Noncurrent assets:
Fixed assets, net	501,884	401,465
Goodwill	1,318,362	539,119
Other intangible assets, net	1,373,800	528,658
Other noncurrent assets	48,173	19,849
Total assets	$3,834,076	$1,810,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$49,000	$8,541
Accounts payable	99,249	54,207
Accrued compensation	44,901	26,196
Accrued casualty insurance claims	4,266	4,262
Accrued marketing, selling and promotional costs	50,179	18,806
Other payables and accrued liabilities	47,958	32,248
Total current liabilities	295,553	144,260

Noncurrent liabilities:
Long-term debt, net	1,245,959	372,301
Deferred income taxes, net	378,236	157,591
Accrued casualty insurance claims	13,049	11,931
Other noncurrent liabilities	25,609	17,034
Total liabilities	1,958,406	703,117

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.83 1/3 par value. 110,000,000 shares authorized; 96,242,784 and 70,968,054 shares outstanding, respectively	80,199	59,138
Preferred stock, $1.00 par value. 5,000,000 shares authorized; no shares outstanding	—	—
Additional paid-in capital	1,598,678	791,428
Retained earnings	195,733	238,314
Accumulated other comprehensive loss	(17,977)	(630)
Total Snyder’s-Lance, Inc. stockholders’ equity	1,856,633	1,088,250
Non-controlling interests	19,037	19,337
Total stockholders’ equity	1,875,670	1,107,587
Total liabilities and stockholders’ equity	$3,834,076	$1,810,704

See Notes to the consolidated financial statements.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
For the Fiscal Years Ended December 31, 2016 (52 weeks), January 2, 2016 (52 weeks) and January 3, 2015 (53 weeks)

(in thousands, except share and per share data)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interests	Total
Balance, December 28, 2013	69,891,890	$58,241	$765,172	$85,146	$10,171	$(830)	$917,900
Total comprehensive income/(loss)				192,591	(11,178)	(58)	181,355
Acquisition of remaining interest in Patriot Snacks Real Estate, LLC			(937)			787	(150)
Tax effect of transaction with non-controlling interests			198				198
Establish non-controlling interest in Late July						19,405	19,405
Dividends paid to stockholders ($0.64 per share)				(44,925)			(44,925)
Amortization of stock options			2,906				2,906
Stock options exercised, including $1,051 tax benefit	428,285	357	7,510				7,867
Issuance and amortization of restricted stock, net of cancellations	132,472	110	3,373				3,483
Repurchases of common stock	(46,561)	(39)	(1,292)				(1,331)
Balance, January 3, 2015	70,406,086	$58,669	$776,930	$232,812	$(1,007)	$19,304	$1,086,708
Total comprehensive income				50,685	377	33	51,095
Dividends paid to stockholders ($0.64 per share)				(45,183)			(45,183)
Amortization of stock options			2,194				2,194
Stock options exercised, including $2,326 tax benefit	496,828	414	9,772				10,186
Issuance and amortization of restricted stock, net of cancellations	88,983	75	3,348				3,423
Repurchases of common stock	(23,843)	(20)	(816)				(836)
Balance, January 2, 2016	70,968,054	$59,138	$791,428	$238,314	$(630)	$19,337	$1,107,587
Total comprehensive income/(loss)				14,885	(17,347)	(182)	(2,644)
Dividends paid to stockholders ($0.64 per share)				(57,466)			(57,466)
Dividends paid to non-controlling interests						(118)	(118)
Issuance of common stock and stock-based awards assumed in the Diamond Foods acquisition	24,363,738	20,302	780,685				800,987
Amortization of stock options, restricted units and performance-based restricted units			21,642				21,642
Stock options exercised and restricted units vested (net of shares surrendered for tax withholding), including $910 tax benefit	897,875	748	2,897				3,645
Issuance and amortization of restricted shares, net of cancellations	106,457	89	4,917				5,006
Repurchases of common stock	(93,340)	(78)	(2,891)				(2,969)
Balance, December 31, 2016	96,242,784	$80,199	$1,598,678	$195,733	$(17,977)	$19,037	$1,875,670
See Notes to the consolidated financial statements.

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Fiscal Years Ended December 31, 2016 (52 weeks), January 2, 2016 (52 weeks) and January 3, 2015 (53 weeks)

(in thousands)	2016	2015	2014
Operating activities:
Net income	$14,703	$50,718	$192,533
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	99,251	70,379	65,164
Stock-based compensation expense	26,648	5,616	6,529
Loss on sale of fixed assets, net	141	420	1,304
Gain on sale of Private Brands, excluding transaction costs	—	—	(229,322)
Loss on sale of Diamond of California	32,645	—	—
Gain on the purchase of additional interest in Late July	—	—	(16,608)
Gain on sale of route businesses, net	(1,341)	(1,913)	(1,109)
Gain on write-off of debt premium	(1,341)	—	—
Impairment charges	4,466	11,997	13,047
Derecognition of cumulative translation adjustment	—	737	—
Deferred income taxes	24,811	2,433	(19,499)
Provision for doubtful accounts	472	1,104	1,600
Changes in operating assets and liabilities, excluding business acquisitions, and foreign currency translation adjustments:
Accounts receivable	(34,047)	(6,349)	1,368
Inventory	2,036	5,242	(7,131)
Other current assets	2,861	2,463	5,972
Accounts payable	21,762	(2,468)	3,135
Payable to growers	41,948	—	—
Other accrued liabilities	18,312	6,970	(149)
Other noncurrent assets	6,531	709	3,741
Other noncurrent liabilities	1,341	(1,904)	(7,550)
Net cash provided by operating activities	261,199	146,154	13,025

Investing activities:
Purchases of fixed assets	(73,261)	(51,468)	(72,056)
Purchases of route businesses	(42,206)	(22,568)	(21,359)
Proceeds from sale of fixed assets and insurance recoveries	1,409	1,776	2,122
Proceeds from sale of route businesses	39,619	27,408	22,400
Proceeds from sale of investments	—	826	—
Proceeds from sale of discontinued operations	—	—	430,017
Business acquisitions, net of cash acquired	(1,042,674)	—	(262,323)
Changes in restricted cash	252	—	234
Net cash (used in)/provided by investing activities	(1,116,861)	(44,026)	99,035

Financing activities:
Dividends paid to stockholders and non-controlling interests	(57,584)	(45,183)	(44,925)
Acquisition of remaining interest in Patriot Snacks Real Estate, LLC	—	—	(150)
Debt issuance costs	(6,047)	(5,065)	(1,854)
Issuances of common stock	10,096	7,862	6,816
Excess tax benefits from stock-based compensation	910	2,326	1,051
Share repurchases, including shares surrendered for tax withholding	(10,330)	(836)	(1,331)
Payments on capital leases	(2,412)	—	—
Proceeds from issuance of long-term debt	1,130,000	—	—
Repayments of long-term debt	(438,625)	(7,500)	(15,374)
Net proceeds from/(repayments of) existing credit facilities	227,000	(50,000)	(35,000)
Net cash provided by/(used in) financing activities	853,008	(98,396)	(90,767)

Effect of exchange rate changes on cash	(1,042)	—	—

(Decrease)/increase in cash and cash equivalents	(3,696)	3,732	21,293
Cash and cash equivalents at beginning of fiscal year	39,105	35,373	14,080
Cash and cash equivalents at end of fiscal year	$35,409	$39,105	$35,373

Non-cash investing activities:
Proceeds from the sale of discontinued operations, not yet received, less transaction costs, not yet paid	$125,772	$—	$—

Non-cash financing activities:
Common stock and stock-based compensation issued for business acquisitions (Note 4)	$800,987	$—	$—

Supplemental information:
Cash paid for income taxes, net of refunds of $2,000, $2,608 and $381, respectively	$9,582	$23,068	$160,906
Cash paid for interest	$30,894	$11,523	$13,798
See Notes to the consolidated financial statements.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Years Ended December 31, 2016, January 2, 2016 and January 3, 2015
NOTE 1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Operations
We are engaged in the manufacturing, distribution, marketing and sale of snack food products. These products include pretzels, sandwich crackers, kettle cooked chips, pretzel crackers, cookies, potato chips, tortilla chips, restaurant style crackers, popcorn, nuts and other salty snacks. Our products are packaged in various single-serve, multi-pack, family-size and party-size configurations. Our Branded products are principally sold under the Snyder’s of Hanover®, Lance®, Cape Cod®, Snack Factory® Pretzel Crisps®, Pop Secret®, Emerald®, Kettle Brand®, KETTLE® Chips, Late July®, Metcalfe’s skinny®, Tom’s®, Archway®, Jays®, Stella D’oro®, Eatsmart SnacksTM, Krunchers!® and O-Ke-Doke® and other brand names.

We also sell Partner brand products, which consist of third-party branded products that we sell to our independent business owners ("IBO") through our national direct-store-delivery distribution network ("DSD network"), in order to broaden the portfolio of product offerings for our IBOs. In addition, we contract with other branded food manufacturers to produce their products and periodically sell certain semi-finished goods to other manufacturers.

We distribute snack food products throughout the United States ("US") using our DSD network. Our DSD network is made up of approximately 3,200 routes that are primarily owned and operated by IBOs. We also ship products directly to third-party distributors in areas where our DSD network does not operate. Through our direct distribution network, we distribute products directly to retail customers or to third-party distributors using freight carriers or our own transportation fleet.

Through our DSD network, we sell our Branded and Partner brand products to IBOs that distribute to grocery/mass merchandisers, club stores, discount stores, convenience stores, food service establishments and various other retail customers, including drug stores, schools, military and government facilities and “up and down the street” outlets such as recreational facilities, offices and other independent retailers. In addition, we sell our Branded products directly to retail customers and third-party distributors. In the United Kingdom ("U.K.") and certain other countries within Europe, we sell our salty snack products through our sales personnel directly to national grocery, co-op and impulse store chains.
Our corporate headquarters is located in Charlotte, North Carolina. We have additional administrative offices in Hanover, Pennsylvania supporting our DSD network and in Norwich, England supporting our European operations. Our manufacturing operations are located in Charlotte, North Carolina; Hanover, Pennsylvania; Franklin, Wisconsin; Goodyear, Arizona; Columbus, Georgia; Jeffersonville, Indiana; Hyannis, Massachusetts; Perry, Florida; Ashland, Ohio; Salem, Oregon; Beloit, Wisconsin; Norwich, England and Van Buren, Indiana. Additionally, our research and development centers are located in Hanover, Pennsylvania and Salem, Oregon.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Snyder’s-Lance, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated. Certain prior year amounts, including debt issuance cost balances as described further in Note 2, have been reclassified to conform to current year presentation.
The Company's fiscal year ends on the Saturday closest to December 31 and, as a result, a 53rd week is added every fifth or sixth year. The Company's 2016 and 2015 fiscal years each contained 52 weeks and ended on December 31, 2016 and January 2, 2016 respectively. Fiscal year 2014 contained 53 weeks and ended on January 3, 2015.
Discontinued Operations Presentation
Effective for the years beginning January 4, 2015, in order to be reported within discontinued operations, our disposal of a component or group of components must represent a strategic shift that will have a major effect on our operations and financial results. We aggregate the results of operations for discontinued operations into a single line item in the income statement. General corporate overhead is not allocated to discontinued operations.

As discussed in Note 3, amounts included in the Consolidated Statements of Income for prior periods have been reclassified to separate amounts related to discontinued operations from continuing operations. Accordingly, unless otherwise stated, amounts disclosed within the notes to the consolidated financial statements exclude amounts related to discontinued operations. The Consolidated Statements of Cash Flows were not adjusted for presentation of discontinued operations, but certain items are disclosed in Note 3 to the consolidated financial statements.

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
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the US ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods reported. Examples include sales and promotional allowances, customer returns, allowances for doubtful accounts, inventory valuations, useful lives of fixed assets and related impairment, long-term investments, hedge transactions, goodwill and intangible asset valuations and impairments, incentive compensation, income taxes, self-insurance, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.

Non-controlling Interests
We own 80% of Late July Snacks, LLC (“Late July”) and consolidate its balance sheet and operating results into our consolidated financial statements. The associated non-controlling interest is classified as equity, with the consolidated net income adjusted to exclude the net income or loss attributable to the non-controlling interest.
Revenue Recognition
We recognize revenue when title and risk of loss passes to our customers. Allowances for sales returns, stale products, promotions and discounts are recorded as reductions of revenue in the consolidated financial statements. The timing of revenue recognition varies based on the types of products sold and the distribution method.
Revenue for products sold to IBOs in our DSD network is recognized when the IBO purchases the inventory from our warehouses or the products are shipped to the stockroom. Revenue for products sold to retail customers through routes operated by company associates is recognized when the product is delivered to the customer.
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
Total allowances for sales returns, rebates, coupons, scan-backs and other promotional activities recorded in the Consolidated Balance Sheets was $39.8 million and $25.4 million as of December 31, 2016 and January 2, 2016, respectively.

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
Fair Value
We have classified assets and liabilities required to be measured at fair value into the fair value hierarchy as set forth below:

Level 1	-	Quoted prices in active markets for identical assets and liabilities.
Level 2	-	Observable inputs other than quoted prices for identical assets and liabilities.
Level 3	-	Unobservable inputs for which there is little or no market data available, which requires us to develop our own assumptions.

See Note 13 for more information on fair value measurements.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Restricted Cash
Restricted cash represents cash and cash equivalents which can only be used for retention of certain employees.
Inventories
Inventories are valued at the lower of cost or net realizable value using the first-in first-out (FIFO) method.
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

We are required to evaluate and determine our reporting units for purposes of performing the annual impairment analysis of goodwill. As a result of the Diamond Foods, Inc. ("Diamond Foods") acquisition, our 2016 analysis identified two reporting units, North America and Europe. The annual impairment analysis of goodwill and other indefinite-lived intangible assets also requires us to project future financial performance, including revenue and profit growth, fixed asset and working capital investments, income tax rates and our weighted average cost of capital. These projections rely upon historical performance, anticipated market conditions and forward-looking business plans.
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
Equity Method Investments
Investments where we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in other noncurrent assets on our Consolidated Balance Sheets. Under this method of accounting, our share of the net earnings or losses of the investee is included in other income, net on our Consolidated Statements of Income. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. Our equity method investments totaled $8.4 million as of December 31, 2016. We had no equity method investments as of January 2, 2016.
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

A portion of the cumulative earnings of certain foreign subsidiaries is considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes is required. It is not practicable to determine the amount of unrecognized deferred tax liability related to the unremitted earnings. Applicable U.S. income taxes are provided on earnings of certain foreign subsidiaries in the periods in which they are no longer considered indefinitely reinvested. In the event that management elects for any reason in the future to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside of the United States, we would incur additional tax expense upon such repatriation.

Employee and Non-Employee Stock-Based Compensation Arrangements
We account for stock option awards based on the fair value-method using the Black-Scholes model. Compensation expense for stock options is recognized using straight-line attribution over the vesting period, which is usually three years, and is adjusted for a forfeiture rate based on historical and estimated future experience.
Compensation expense for restricted shares and restricted units is recognized over the vesting period, which is generally three years, based on the closing stock price on the grant date. Restricted shares receive or accrue the same dividend as common shares outstanding. Non-employee restricted units receive or accrue a non-forfeitable dividend equivalent that is added to the number of units available to vest and is equal to the dividends paid on common shares outstanding.
The fair value of performance-based restricted units granted to our employees is estimated on the date of grant using a Monte Carlo valuation model, which requires the input of subjective assumptions. The risk free interest rate is based on rates of US Treasury issues with a remaining life equal to the expected life of the performance-based restricted units. The time to maturity reflects the remaining performance period at the grant date. The expected volatility is based on the historical volatility of our common stock over the expected life as we feel this is a reasonable estimate of future volatility.
Compensation expense for performance-based restricted units is recognized using straight-line attribution over the performance period, which is approximately three years, and is adjusted for a forfeiture rate based on historical and estimated future experience. Performance-based restricted units receive or accrue a forfeitable dividend equivalent that is added to the number of units available to vest and is equal to the dividends paid on common shares outstanding.
Self-Insurance Reserves
We maintain reserves for the self-funded portions of employee medical insurance benefits. Our portion of employee medical claims is limited to $0.4 million per participant annually by stop-loss insurance coverage. The accrual for incurred but not reported medical insurance claims was $3.9 million and $3.8 million in 2016 and 2015, respectively.
We maintain self-insurance reserves for workers’ compensation and auto liability for individual losses up to the deductibles which are currently $0.8 million per individual loss for workers' compensation, $0.5 million for auto liability per accident and $0.3 million for auto physical damage per accident. In addition, certain general and product liability claims are self-funded for individual losses up to the $0.5 million insurance deductible. Claims in excess of the deductible are fully insured up to $100 million per occurrence and in the aggregate. We evaluate input from a third-party actuary in the estimation of the casualty insurance obligation on an annual basis. In determining the ultimate loss and reserve requirements, we use various actuarial assumptions, including compensation trends, healthcare cost trends and discount rates. In 2016, we used a discount rate of 2.0%, the same rate used in 2015, based on treasury rates over the estimated future payout period.
We also use historical information for claims frequency and severity in order to establish loss development factors. For 2016 and 2015, we had accrued liabilities related to the retained risks of $17.3 million and $16.2 million, respectively, included in the accruals for casualty insurance claims in our Consolidated Balance Sheets. The liabilities related to our casualty insurance claims were partially offset by estimated reimbursements for amounts in excess of our deductibles associated with these claims of $4.6 million and $5.2 million for 2016 and 2015, respectively, which are included in other noncurrent assets in our Consolidated Balance Sheets.
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
Earnings Per Share
Basic earnings per share from continuing and discontinued operations is computed by dividing income from continuing and discontinued operations attributable to Snyder's-Lance, respectively, by the weighted average number of common shares outstanding during each period.
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

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and are treated as a separate class of securities in calculating earnings per share pursuant to the two-class method. We have granted and expect to continue to grant restricted shares with non-forfeitable rights to dividends and restricted units with non-forfeitable rights to dividend equivalents. We include these awards in our calculation of basic and diluted earnings per share using the two-class method when we have undistributed income after considering the effect of dividends declared during the period.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs included in selling, general and administrative expenses on the Consolidated Statements of Income were $54.7 million, $31.8 million and $34.1 million during 2016, 2015 and 2014, respectively.
Research and Development
We conduct research and development for the purpose of developing innovative, high-quality products that exceed consumer expectations. Our efforts include the use of professional product developers such as microbiologists, food scientists and culinary experts who all work in collaboration with innovation, marketing, manufacturing and sales leaders to develop products to meet changing consumer demands as well as formulate new products. In addition to developing new products, the research and development staff routinely reformulates and improves existing products based on advances in ingredients and technology, and conducts value engineering to maintain competitive price points. Our research and development costs were approximately $10.0 million, $6.2 million and $7.6 million in 2016, 2015 and 2014, respectively, and are included in cost of sales in the Consolidated Statements of Income.
Shipping and Handling Costs
We do not bill customers separately for shipping and handling of product. These costs are included as part of selling, general and administrative expenses on the Consolidated Statements of Income. Shipping and handling costs were $152.4 million, $112.6 million and $114.5 million during 2016, 2015 and 2014, respectively.
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
Foreign Currency Translation
The functional currency of our foreign operations is the applicable local currency, the British Pound and Euro. The functional currency is translated into US dollars for balance sheet accounts using currency exchange rates in effect as of the balance sheet date, and for revenue and expense accounts using an average exchange rate in effect during the applicable period.
NOTE 2.  NEW ACCOUNTING STANDARDS
On April 10, 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changed the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. This accounting standard has the impact of reducing the frequency of disposals reported as discontinued operations, by requiring such a disposal to represent a strategic shift that has or will have a major effect on an entity’s operations and financial results. However, existing provisions that prohibited an entity from reporting a discontinued operation if it had certain continuing cash flows or involvement with the component after disposal were eliminated by this standard. The ASU also expands the disclosures for discontinued operations and requires new disclosures related to individually significant disposals that do not qualify as discontinued operations. We adopted this guidance prospectively beginning January 4, 2015. The ASU was applied to 2016 divestiture information discussed in Note 3.
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides for a single five-step model to be applied to all revenue from contracts with customers. The guidance also requires improved disclosures to help users of the financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of ASU No. 2014-09 by one year, to December 15, 2017 for interim and annual reporting periods beginning after that date. The FASB will permit early adoption of the standard, but not before the original effective date of December 15, 2016.

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
The impact of adopting the new standard on our net revenue and operating income is not expected to be material. We also do not expect a material impact to our balance sheet. The immaterial impact of adopting ASU No. 2014-09 primarily relates to the following:

•
Slotting fees, which are currently amortized over the lesser of their arrangement term or 12 months, but under the new standard these slotting fees will be recorded as a reduction in the transaction price when the product is sold. This could lead to a difference in the timing of recognizing revenue.

•	Licensing of promotional materials to distributors would be a separate performance obligation under the new standard. We believe that this is immaterial in the context of our contracts.

•
Contract manufacturing arrangements are recognized as revenue when product is delivered to the customer. If any of our contracts create an asset without an alternative use and an enforceable right to payment, then we would recognize revenue over time under the new standard. The right to payment is not enforceable under the contracts we have currently assessed.

We plan to adopt ASC Topic 606, Revenue from Contracts with Customers, on December 31, 2017, the first day of our fiscal year 2018. The guidance permits the use of either a full retrospective or modified retrospective transition method. We are currently evaluating the method of adoption but believe that we will apply the modified retrospective approach.
On April 7, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. We adopted this change in accounting principle in the first quarter of fiscal year 2016 which requires retrospective application. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability consistent with debt discounts. This revised guidance is effective for annual reporting periods beginning after December 15, 2015 and related interim periods, with early adoption permitted. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarified that debt issuance costs related to line-of-credit arrangements can be presented in the balance sheet as an asset and amortized over the term of the line-of-credit arrangement. The following table summarizes the adjustments made to conform prior period classifications to the new guidance:

	January 2, 2016
(in thousands)	As Filed	Reclass	As Adjusted
Other noncurrent assets	$27,403	$(7,554)	$19,849
Long-term debt, net	$(379,855)	$7,554	$(372,301)

On July 22, 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. This ASU requires that inventory be measured at the lower of cost or net realizable value. The amendments in this update do not apply to inventory measured using the last-in, first-out method or the retail inventory method. This revised guidance is effective for annual reporting periods beginning after December 15, 2016 and related interim periods, with early adoption permitted. The Company early adopted this standard in the first quarter of 2016. The adoption of ASU 2015-11 had no impact on our consolidated financial statements.
On September 25, 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. This ASU simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. This revised guidance is effective for annual reporting periods beginning after December 15, 2015, and related interim periods. The amendments in the update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of the update with early application permitted for financial statements not yet issued. We have adopted this guidance and have applied it as presented in Note 4.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases. This ASU requires us to recognize a lease liability for the obligation to make lease payments, measured at the present value on a discounted basis, and a right-of-use (“ROU”) asset for the right to use the underlying asset for the duration of the lease term, measured at the lease liability amount adjusted for lease prepayments, lease incentives received and initial direct costs.  The lease liability and ROU asset are recognized in the balance sheet at the commencement of the lease.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Operating leases will result in straight line expense while finance leases will result in a front-loaded expense pattern. Classification will be based on criteria that are largely similar to those applied in current lease accounting. ASU 2016-02 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2018, and requires the use of a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period presented in the financial statements.  Early application of the ASU is permitted.  We are currently evaluating the impact this accounting standard will have on our consolidated financial statements, but believe that there will be assets and liabilities recognized on our consolidated balance sheet and an immaterial impact on our consolidated statement of income.

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

On August 26, 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. This accounting standard is intended to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. We are planning to adopt this new guidance in the first quarter of fiscal year 2017 and do not expect the adoption to have a material impact on our consolidated financial statements.

On October 24, 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. This accounting standard is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The updated guidance indicates that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs instead of when the asset has been sold to an outside party. The updated guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, and early adoption is permitted. We are currently evaluating the impact this accounting standard will have on our consolidated financial statements.

On November 17, 2016, the FASB issued ASU No. 2016-18, Restricted Cash. This accounting standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The amendment should be adopted retrospectively. We plan to early adopt this new guidance in the first quarter of fiscal year 2017 and do not expect the adoption to have a material impact on our consolidated financial statements.

On January 5, 2017 the FASB issued ASU 2017-01, Clarifying the Definition of a Business. This accounting standard clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. We are currently evaluating the impact this accounting standard will have on our consolidated financial statements.

On January 26, 2017 the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. This accounting standard simplifies how an entity is required to test goodwill for impairment by eliminating step 2 from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Instead, entities should perform annual or interim goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the excess of carrying amount over the fair value of the respective reporting unit. The guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early application of the ASU is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating whether we will early adopt this standard as part of our 2017 annual and interim impairment tests. As this standard is prospective in nature, the impact to our financial statements by not performing step 2 to measure the amount of any potential goodwill impairment will depend on various factors. However, the elimination of step 2 will reduce the complexity and cost of the subsequent measurement of goodwill.

Other amendments to GAAP in the US that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.
NOTE 3. DISCONTINUED OPERATIONS

Sale of Diamond of California
On November 28, 2016, we entered into a definitive agreement to sell our culinary nuts business (comprised primarily of the Diamond of California® brand and the Stockton, CA facility; collectively "Diamond of California"). The sale of Diamond of California represents a strategic shift in our business that will have a significant impact on our operations and financial results, and aligns with the Company's strategy to focus more resources on the growth opportunities for our snack food brands. On December 31, 2016, we completed the sale for net proceeds of $128.6 million, consisting of $118.6 million of cash and $10 million in a promissory note. The purchase price is subject to normal working capital adjustments as well as a post closing adjustment to working capital based on the final California Department of Food and Agriculture Walnut/Raisin/Prune Report State Summary - 2016 Crop Year, which is expected to be completed in the fourth quarter of 2017. The purchase price is net of an estimated liability of $2.6 million related to walnut pricing. This estimate will likely change each quarter throughout 2017 until the final walnut price is determined in the fourth quarter.
We received the cash proceeds from the sale of Diamond of California on January 3, 2017. As of December 31, 2016, we had a receivable due from the purchaser recorded in receivable from sale of Diamond of California on our Consolidated Balance Sheets. The promissory note is due on June 30, 2025. Interest on the principal balance in this promissory note accrues at a rate per annum equal to the 30-day LIBOR rate, plus 3.00%, provided that in no event shall the applicable rate exceed 6.00% per annum. The note is recorded within other noncurrent assets on our consolidated balance sheet.
As a result of the sale of Diamond of California, revenues and expenses that no longer continued after the sale of Diamond of California, and where we had no substantial continuing involvement, were reclassified to discontinued operations in the Consolidated Statements of Income.
For 2016, income statement amounts associated with discontinued operations were as follows:

(in thousands)	2016
Net revenue	$204,443
Cost of sales	156,008
Gross profit	48,435
Selling, general and administrative	33,638
Loss on sale of Diamond of California	32,645
Loss from discontinued operations before income taxes	(17,848)
Income tax expense	9,252
Loss from discontinued operations, net of income tax	$(27,100)
The discontinued operations pretax loss activity generated income tax expense of $9.2 million, for an effective tax rate of (51.8)%.  The tax expense is generated by the sale of Diamond of California, which included sale of goodwill which had no tax basis and for which no deferred tax liability was recorded.

During 2016, we recorded a pretax loss in discontinued operations of approximately $32.6 million on the sale of Diamond of California, which was calculated as follows:

(in thousands)	Total
Net proceeds	$128,577

Less carrying value of net assets transferred:
Transaction related expenses	2,805
Net working capital	31,874
Pension liability and other long-term assets and liabilities, net	(11,071)
Fixed assets, net	19,695
Goodwill (1)	48,845
Other intangible assets, net	69,074
Loss on sale of Diamond of California	$(32,645)
(1) The component of goodwill included in the carrying amount of net assets transferred was based on the fair value of Diamond of California relative to the fair value of the remaining business within its reporting unit in accordance with FASB ASC 350, Intangibles - Goodwill and Other.

The following table provides depreciation, amortization, capital expenditures, and significant operating noncash items of discontinued operations for 2016.

(in thousands)	2016
Cash flows from discontinued operating activities
Depreciation and amortization	$4,467
Stock-based compensation expense	2,101
Loss on sale of Diamond of California	32,645
Payable to growers (1)	41,948

Cash flows from discontinued investing activities
Capital expenditures	$514

Non-cash discontinued investing activities
Proceeds from the sale of discontinued operations, not yet received, less transaction costs, not yet paid	$125,772
(1) The operating cash inflow generated by the increase in payable to growers from $38.3 million acquired on February 29, 2016 to $80.3 million sold in the disposition of Diamond of California on December 31, 2016.
As a result of the sale of Diamond of California, we had a significant amount of stock-based compensation awards that accelerated vesting at the sale date due to change in control provisions. We recognized $1.3 million in stock-based compensation expense from awards that vested due to acceleration clauses within employment agreements with employees who were terminated as part of the sale.
In connection with the sale of Diamond of California, we entered into a Supply Agreement ("Walnut Supply Agreement") to procure walnuts from the purchaser for an initial term of five years subsequent to the sale transaction, which will be used in the manufacture of Emerald® branded products. Under this agreement, the purchaser has the right to match third party offers for sale of such walnuts to us.

Additionally, we entered into a Transition Services Agreement ("Stockton TSA") and a Facility Use Agreement ("Stockton FUA"), both effective immediately subsequent to the sale transaction, to facilitate the orderly transfer of Emerald® and Pop Secret® business operations to Company-owned facilities. The Stockton TSA stipulates certain finance, accounting, sales, marketing, human resources, information technology, supply chain, manufacturing, and other general services to be provided between us and the purchaser, during an initial term of 120 days. The Stockton FUA has an initial term of six months and provides us with the right to access Diamond of California's Stockton, CA manufacturing facility, for the purpose of manufacturing certain Emerald® branded products. Permitted uses under this agreement include use of certain equipment and storage of inventories related to the Emerald® production process.

Sale of Private Brands
On May 6, 2014, we entered into a definitive agreement to sell two of our US subsidiaries as well as certain assets of our Canadian subsidiary, which included the exclusive rights to manufacture and sell the majority of our Private brand products and certain contract manufactured products (collectively “Private Brands”) to Shearer’s Foods, LLC (“Shearer’s”). The manufacturing facilities associated with the sale were located in Burlington, Iowa and Guelph, Ontario. On June 30, 2014, we completed the sale of Private Brands for $430 million in cash with after-tax proceeds of approximately $303 million.
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
For 2014, income statement amounts associated with discontinued operations were as follows:

(in thousands)	2014
Net revenue	$124,256
Cost of sales	94,396
Gross profit	29,860
Selling, general and administrative	11,886
Gain on sale of Private Brands	(222,963)
Other expense, net	205
Income from discontinued operations before income taxes	240,732
Income tax expense	107,416
Income from discontinued operations, net of income tax	$133,316
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

(2) The majority of our cumulative translation adjustment at that time was derecognized as a result of the sale of Private Brands due to the sale of substantially all of the assets and liabilities of our Canadian subsidiary. We have no remaining operations in Canada.

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
As the sale of Private Brands was completed on the first day of the third quarter of 2014, there were no remaining assets or liabilities associated with discontinued operations as of December 31, 2016 or January 2, 2016.
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
NOTE 4. BUSINESS ACQUISITIONS
2016 Acquisitions
On October 27, 2015, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Diamond Foods. Diamond Foods was a leading snack food company that possessed five brands, including: Kettle Brand® potato chips; KETTLE® Chips; Pop Secret® popcorn; Emerald® snack nuts; and Diamond of California® culinary nuts. Pursuant to the Merger Agreement, we agreed to acquire all of the issued and outstanding shares of common stock of Diamond Foods in a cash and stock transaction, including our repayment of $651.0 million of Diamond Foods’ indebtedness, accrued interest and related fees. The acquisition was subject to the approval of our stockholders of the issuance of our shares and the approval of the stockholders of Diamond Foods of the adoption of the Merger Agreement.
On February 26, 2016, our stockholders approved the issuance of our shares and the stockholders of Diamond Foods adopted the Merger Agreement. The acquisition closed on February 29, 2016 and, pursuant to the Merger Agreement, Diamond Foods became our wholly-owned subsidiary.
At the effective time of the acquisition, each share of Diamond Foods common stock that was issued and outstanding immediately prior to the effective time (other than (i) treasury shares held by Diamond Foods, (ii) shares owned by Snyder’s-Lance or any of our subsidiaries and (iii) shares that were owned by stockholders who had perfected and not withdrawn a demand for appraisal rights pursuant to Delaware law) were cancelled and converted into the right to receive $12.50 in cash and 0.775 shares of Snyder’s-Lance common stock, par value $0.83-1/3 per share. Diamond Foods shares have ceased trading on the NASDAQ stock exchange.
Additionally, at the effective time of the acquisition, all outstanding Diamond Foods stock-based compensation awards, then comprised of restricted shares, restricted units, performance-based restricted units, and stock options, converted to replacement Snyder's-Lance awards or were settled with merger consideration as described within the Registration Statement on Form S-4 we filed with the SEC on January 20, 2016. The fair value of the replacement awards, whether vested or unvested, was included in the purchase price to the extent that pre-acquisition services have been rendered. The purchase price also included the fair value of accelerated vesting for awards that vested at the acquisition date, due to change in control provisions. The remainder of the fair value of the unvested outstanding replacement awards will be recorded as compensation expense over the applicable future vesting period in the periods following the acquisition date.

The following is a summary of consideration transferred in the acquisition of Diamond Foods:

	Conversion Calculation	Fair Value (in thousands)
Diamond Foods common shares outstanding as of February 29, 2016	31,062,164
Multiplied by 0.775 per the Merger Agreement	0.775
Total Snyder's-Lance common shares issued to Diamond Foods stockholders	24,071,839
Multiplied by Snyder's-Lance closing stock price as of February 26, 2016	$32.34
Total stock consideration for outstanding common shares		$778,483
Cash consideration of $12.50 per Diamond Foods common share outstanding as of February 29, 2016, including cash paid in lieu of fractional converted shares		388,318
Total cash and stock consideration to stockholders		$1,166,801
Fair value of replacement cash awards and stock-based awards attributable to pre-acquisition service, including awards that accelerated vesting at acquisition date due to change in control provisions (1)		28,211
Repayment of Diamond Foods’ outstanding debt due to change in control provisions (2)		651,044
Liability for value of Dissenters' merger consideration (3)		12,418
Total fair value of consideration transferred		$1,858,474
Effective settlement of accounts payable owed by us to Diamond Foods at acquisition date		(1,295)
Total purchase consideration		$1,857,179
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

The expected volatility of the Snyder’s-Lance stock price was based on average historical volatility, which was based on observations and a duration consistent with the expected life assumption. The weighted average expected life of the option was calculated using the simplified method by using the vesting term of the option and the option expiration date. The risk-free interest rate was based on US treasury securities with maturities equal to the expected life of the option.
(2) Repayment of Diamond Foods’ outstanding debt was required as part of the consideration to be transferred due to change in control provisions that were triggered upon acquisition. The repayment amount was calculated as of February 29, 2016 by taking Diamond Foods’ outstanding long-term debt and current portion of long-term debt of $633.2 million and adding accrued interest of $9.0 million and a prepayment penalty of $8.8 million.
(3) Estimate of merger consideration unpaid and owed to certain Diamond Foods stockholders that would have otherwise received $12.50 in cash and 0.775 shares of Snyder’s-Lance common stock for each share of Diamond Foods common stock held (see 'Appraisal Proceedings' within Note 16). This was paid during the third quarter of 2016.

The acquisition was accounted for as a business combination. Management has used its best estimate in the allocation of the purchase price to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities. The following table summarizes the allocation of assets acquired and liabilities assumed as part of the acquisition:

	Preliminary Allocation	Measurement Period Adjustments	Purchase Price Allocation
(in thousands)	As of April 2, 2016		As of December 31, 2016
Cash and cash equivalents	$28,945	$(6,605)	$22,340
Accounts receivable	77,445	1,546	78,991
Inventories	168,089	(11,377)	156,712
Prepaid expenses and other current assets	12,111	1,464	13,575
Fixed assets	136,340	(8,130)	128,210
Goodwill	868,443	(37,215)	831,228
Other intangible assets	902,500	47,794	950,294
Equity investments	8,607	3,988	12,595
Other long term assets	1,018	(45)	973
Total assets acquired	2,203,498	(8,580)	2,194,918

Accounts payable, and other current liabilities, including payable to growers	134,715	(13,080)	121,635
Deferred income tax liability	191,425	2,988	194,413
Other long term liabilities	20,179	1,512	21,691
Total liabilities assumed	346,319	(8,580)	337,739

Net assets acquired (1)	$1,857,179	$—	$1,857,179
(1) Net assets acquired include the effective settlement of $1.3 million in accounts payable owed by us to Diamond Foods at the time of the acquisition.
As of December 31, 2016, the purchase price allocation is considered complete. Of the estimated $950.3 million of acquired intangible assets, $355.3 million were assigned to customer relationships and will be amortized over 20 years. The remaining value of acquired intangible assets of $595.0 million was assigned to trademarks, which are not subject to amortization because they have indefinite lives. The increase in the carrying value of assets to fair value as a result of purchase price adjustments is not deductible for income tax purposes.
During the fourth quarter, we recorded a $6.6 million correction to adjust cash and accounts payable on the opening balance sheet. This adjustment is immaterial, with no overall impact on the full year consolidated financial statements.
Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is attributable to the general reputation, assembled workforce, acquisition synergies and the expected future cash flows of Diamond Foods' business.
We have recorded a net deferred tax liability of $194.4 million related to the acquisition of Diamond Foods. We recorded deferred tax liabilities of $384.6 million relating primarily to basis differences in identified intangible assets acquired, which includes $49.2 million related to un-repatriated foreign earnings, based on management’s assessment of the amount of earnings not considered to be indefinitely reinvested. We recorded a deferred tax asset of $190.2 million, of which $143.7 million was recorded for federal and state net operating loss carryforwards, and a further $9.4 million for other federal and state tax credit carryforwards. A valuation allowance of $10.7 million has been recorded, based on management’s assessment of the ability to utilize these deferred tax assets.

Transaction and integration related expenses associated with the acquisition of Diamond Foods were approximately $66.3 million and $7.7 million for 2016 and 2015, respectively, and are included in a separate line in the Consolidated Statements of Income. Transaction and integration expenses in continuing operations for 2016, include $17.5 million of severance and retention benefits, and $16.4 million of accelerated stock-based compensation, which was recognized due to the change in control and severance agreements for the Diamond Foods executive team. The remaining costs were primarily investment banking fees, as well as other professional and legal fees associated with completion of the acquisition, and subsequent integration of Diamond Foods. We recognized $7.7 million of Diamond Foods related transaction expenses during 2015 for professional fees and legal costs associated with the acquisition.
Diamond Foods' results were included in our Consolidated Statements of Income from February 29, 2016. We recognized incremental Diamond Foods net revenue of $443.5 million in 2016. A portion of Diamond Foods revenue was eliminated in consolidation because it was sold to other Snyder's-Lance subsidiaries for distribution through our DSD network.
As a result of progress we have made integrating Diamond Foods, it is impracticable to disclose separately Diamond Foods' contributions to income before income taxes in 2016.
The following unaudited pro forma consolidated financial information has been prepared, as if the acquisition of Diamond Foods had taken place at the beginning of 2015. These unaudited pro forma results include estimates and assumptions regarding increased amortization of intangible assets related to the acquisition, reduced interest expense related to lower interest rates associated with the new combined debt, and the related income tax effects. Pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated, or that may result in the future for various reasons, including the potential impact of revenue and cost synergies on the business.

(in thousands)	2016	2015
Net revenue (1)	$2,443,284	$2,469,732
Net income attributable to Snyder's-Lance, Inc. (1)	$64,027	$75,498
(1)The unaudited pro forma consolidated financial information does not reflect the sale of Diamond of California.

The unaudited pro forma consolidated financial information for 2016 and 2015 included increased amortization expense of $2.1 million and $10.0 million, respectively, as a result of acquired intangible assets. In addition, the unaudited pro forma consolidated financial information for 2016 and 2015 included reduced interest expense related to debt of $1.3 million and $13.0 million, respectively. This reduction is due to the lower interest rates associated with our new combined debt, as more fully described in Note 11.

We also included a reduction in cost of goods sold of $15.9 million in the unaudited pro forma consolidated financial information for 2016, related to the elimination of the inventory step-up recorded during the year in connection with the Diamond Foods acquisition. We included additional cost of goods sold in the unaudited pro forma financial information for 2015 of $15.6 million. The net incremental expense represents the financial impact of the inventory step-up recorded in connection with the Diamond Foods acquisition.

For 2016, we included a reduction in non-recurring transaction-related expenses of $50.2 million, which were directly related to the Diamond Foods acquisition. These transaction-related expenses, and additional transaction-related expenses incurred prior to the end of 2015, were included as additional expenses of $60.4 million in the unaudited pro forma consolidated financial information for the first quarter of 2015.

Acquisition of Metcalfe's Skinny Limited
On September 1, 2016, we completed the acquisition of Metcalfe's Skinny Limited ("Metcalfe") by acquiring the remaining 74% interest for approximately $9.7 million. Metcalfe is the U.K.'s leading ready-to-eat ("RTE") premium popcorn brand, in addition to a growing range of corn and rice cake products. The U.K. popcorn market is one of the fastest growing categories within the U.K. snack food industry, as consumers increasingly seek out "better-for-you" snacking options.

Because of our purchase of a controlling interest in Metcalfe, the equity of the entire entity was increased to fair value, which resulted in the revaluation of our prior 26% interest. However, as this 26% interest was recently recorded at fair value in the Diamond Foods opening balance sheet, the revaluation did not result in a significant gain or loss. The fair value of 100% of Metcalfe was determined to be $13.2 million, of which $1.6 million was preliminarily allocated to current assets, $7.0 million to goodwill, $8.8 million to other intangible assets and $4.2 million to total liabilities. Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized.

Prior to our acquisition of the remaining 74% of Metcalfe, our share of income for the period subsequent to February 29, 2016, was not material and was included in other income, net, in the Consolidated Statements of Income. Subsequent to our acquisition of the remaining 74% of Metcalfe on September 1, 2016, Metcalfe's results were consolidated into our Consolidated Statements of Income. Net revenue and net income from Metcalfe for the period subsequent to acquisition of the remaining 74% was not material.
2014 Acquisitions
Late July
On October 30, 2014, we made an additional investment in Late July Snacks, LLC ("Late July") of approximately $59.5 million which increased our total ownership interest from approximately 18.7% to 80.0%. Late July is the industry leader for organic and non-GMO tortilla chips and sells a variety of other baked and salty snacks with particular focus on organic and non-GMO snacks. The investment supports our goal of having a stronger presence in healthier snacks. Concurrent with the transaction, we also established a $6.0 million line of credit between the Company and Late July, of which $3.9 million was drawn by Late July in order to repay certain obligations.

Although our ownership interest is only 80%, we were required to value 100% of the assets and liabilities. Accordingly, the purchase price allocation below shows the value of the assets and liabilities acquired at 100%, with an adjustment for the noncontrolling interest (20.0%) and the value of our prior equity interest (18.7%) in order to reconcile to the purchase price.

(in thousands)	Purchase Price Allocation
Cash and cash equivalents	$698
Restricted Cash	1,200
Accounts receivable	1,719
Inventories	1,596
Prepaid expenses and other current assets	104
Fixed assets	127
Goodwill	56,604
Other intangible assets	41,100
Other non-current assets	295
Total assets acquired	103,443

Accounts payable	2,097
Other non-current liabilities	475
Total liabilities assumed	2,572

Net assets acquired at 100.0%	100,871

Less: Noncontrolling interest	19,405
Less: Value of prior equity investment	18,101

Net assets acquired	$63,365

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
The following table summarizes the purchase price allocation among the assets acquired and liabilities assumed:

(in thousands)	Purchase Price Allocation
Cash and cash equivalents	$2,028
Accounts receivable	5,717
Inventories	9,222
Prepaid expenses and other current assets	318
Fixed assets	103,141
Goodwill	88,320
Other intangible assets	3,900
Total assets acquired	212,646

Current portion of long-term debt	333
Accounts payable	7,517
Accrued compensation	1,227
Other payables and accrued liabilities	1,217
Long-term debt	667
Total liabilities assumed	10,961

Net assets acquired	$201,685
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
NOTE 5. EARNINGS PER SHARE
The calculation of basic and diluted earnings per share using the two-class method, for income from continuing operations:

(in thousands, except per share data)	2016	2015	2014
Basic EPS:
Income from continuing operations	$41,985	$50,685	$59,275
Less: Income from continuing operations allocated to participating securities	—	137	186
Income from continuing operations allocated to common shares	$41,985	$50,548	$59,089
Weighted average shares outstanding – Basic	91,873	70,487	69,966
Earnings per share – Basic	$0.46	$0.72	$0.84

Diluted EPS:
Weighted average shares outstanding – Basic	91,873	70,487	69,966
Effect of dilutive stock options, restricted units and performance-based restricted units on shares outstanding	1,018	655	690
Weighted average shares outstanding – Diluted	92,891	71,142	70,656
Earnings per share – Diluted	$0.45	$0.71	$0.84
Basic and diluted loss per share from discontinued operations for 2016 were each $0.29. There were no discontinued operations for 2015. Basic and diluted earnings per share from discontinued operations for 2014 were $1.90 and $1.88, respectively.
There were approximately 1.3 million stock options and restricted units excluded from the calculation of diluted earnings per share for 2016 because their effects were anti-dilutive. There were no anti-dilutive shares in 2015 and 2014.
NOTE 6.  STOCK-BASED COMPENSATION
Total stock-based incentive expense recorded in the Consolidated Statements of Income was $24.5 million, $5.6 million and $6.4 million for 2016, 2015 and 2014, respectively. In addition, we recorded $3.8 million, $1.1 million and $1.8 million in incentive compensation expense for performance-based cash incentives in 2016, 2015 and 2014, respectively.
Key Employee Incentive Plans
On May 4, 2016, at the Annual Meeting of Stockholders, the 2016 Key Employee Incentive Plan (the “Plan”) was approved. The Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock and performance equity awards, and expires in May 2022. The Plan also authorizes other awards denominated in monetary units or shares of common stock payable in cash or shares of common stock. The Plan provides for up to 4.0 million of securities available for future issuance, of which only 0.7 million can be used for restricted stock or performance share awards. Including shares carried over from the 2012 Key Employee Incentive Plan, as of December 31, 2016, there were approximately 1.0 million of restricted shares and 3.6 million of other securities available for future issuance under the 2016 Plan. In addition there were approximately 1.5 million shares available under the prior Diamond Foods stock plan for awards granted to former Diamond Foods' employees prior to the acquisition.
Long-term Incentive Plans
Under our long-term incentive plan, approximately 150 key employees are granted performance-based cash awards, performance-based restricted units, stock options and restricted shares. The amount of awards issued to employees is approved by the Board of Directors.

Diamond Foods Replacement Awards
The acquisition of Diamond Foods, as discussed further in Note 4, resulted in a significant amount of prior Diamond Foods stock-based compensation awards converting to replacement Snyder's-Lance awards. Many of these awards vested at the acquisition date due to change in control provisions. In addition, included in 2016 transaction and integration related expenses on the Consolidated Statements of Income, we recognized $15.4 million in stock-based compensation expense and $1.0 million in cash compensation expense from replacement awards that vested due to acceleration clauses within employment agreements for former Diamond Foods personnel. As of December 31, 2016, the replacement Snyder's-Lance stock-based awards that remained outstanding were as follows:

•	132,109 restricted units with unrecognized compensation expense of $3.3 million and vesting dates ranging from January 7, 2017 to January 18, 2020.

•	533,660 stock options that are fully vested and have exercise prices that range from $11.75 to $65.71. The total intrinsic value of these options was $12.6 million at the end of 2016.
Employee Stock Options
Employee stock options vest in periods ranging up to five years after the grant date with the majority vesting over three years. The exercise price, which equals the fair market value of our common stock at the date of grant, ranges from $2.45 to $65.71 per share for the outstanding options as of December 31, 2016.

We account for option awards based on the fair value-method using the Black-Scholes model. The following assumptions were used to determine the weighted average fair value of options granted during 2016, 2015 and 2014.

	2016	2015	2014
Assumptions used in Black-Scholes pricing model:
Expected dividend yield	2.07%	2.06%	2.40%
Risk-free interest rate	1.19%	1.44%	1.89%
Weighted average expected life	4.8 years	4.5 years	6.0 years
Expected volatility	20.43%	22.57%	31.22%
Weighted average fair value per share of options granted	$4.47	$5.03	$6.63

The expected dividend yield is based on the projected annual dividend payment per share divided by the stock price at the date of grant. The risk free interest rate is based on rates of US Treasury issues with a remaining life equal to the expected life of the option.
For 2016 and 2015 grants, the expected life of the option is calculated using historical exercise patterns to estimate expected term. For 2014 grants, we used the simplified method to calculate expected life by using the vesting term of the option and the option expiration date, as we did not have sufficient exercise history at the time to calculate a reasonable estimate.

The expected volatility is based on the historical volatility of our common stock over the expected life as we feel this is a reasonable estimate of future volatility.

The changes in options outstanding for the years ended December 31, 2016, January 2, 2016 and January 3, 2015 were as follows:

	Number of shares	Outstanding Weighted Average Exercise Price	Weighted average contractual term (in years)	Aggregate intrinsic value (in millions)
Outstanding at December 28, 2013	2,623,888	$15.98	7.4	$33.8
Granted	418,272	26.66
Exercised	(428,285)	15.91
Expired/forfeited	(127,593)	24.91
Outstanding at January 3, 2015	2,486,282	$17.33	6.9	$31.4
Granted	384,453	31.02
Exercised	(496,828)	15.82
Expired/forfeited	(56,114)	28.36
Outstanding at January 2, 2016	2,317,793	$19.66	6.4	$33.9
Granted	1,143,753	30.93
Diamond Foods options assumed	1,038,575	20.00
Exercised	(599,868)	16.83
Expired/forfeited	(183,344)	44.73
Outstanding at December 31, 2016	3,716,909	$22.44	6.6	$59.5

Exercisable at January 3, 2015	1,384,435	$14.12	6.1	$21.9
Exercisable at January 2, 2016	1,283,284	$15.38	5.6	$24.3
Exercisable at December 31, 2016	2,290,991	$17.36	5.2	$48.5
As of December 31, 2016, there was $4.3 million of unrecognized compensation expense, related to outstanding stock options that will be recognized over a weighted average period of 2.2 years. Unrecognized compensation expense related to stock options was $2.1 million as of January 2, 2016 and $3.0 million as of January 3, 2015. Cash received from option exercises during 2016, 2015 and 2014 was $10.1 million, $7.9 million and $6.8 million, respectively. The benefit realized for the tax deductions from option exercises was $0.9 million, $2.3 million and $1.1 million, respectively, during 2016, 2015 and 2014. The total intrinsic value of stock options exercised during 2016, 2015 and 2014 was $9.5 million, $9.0 million and $5.1 million, respectively. During 2016, 675,613 stock options vested with a weighted average exercise price of $22.54 and a weighted average vesting date fair value of $31.07.

Employee Restricted Shares
The changes in restricted share awards outstanding for the years ended December 31, 2016, January 2, 2016 and January 3, 2015 were as follows:

	Restricted Share Awards Outstanding	Weighted Average Grant Date Fair Value
Balance at December 28, 2013	237,348	$22.72
Granted	116,823	26.77
Vested	(145,845)	21.55
Forfeited	(26,559)	25.34
Balance at January 3, 2015	181,767	$25.87
Granted	74,874	31.02
Vested	(78,410)	25.12
Forfeited	(11,872)	28.19
Balance at January 2, 2016	166,359	$28.38
Granted	102,477	30.60
Diamond Foods awards assumed	143,183	32.34
Vested	(220,155)	30.73
Forfeited	(12,020)	30.07
Balance at December 31, 2016	179,844	$29.80
The deferred portion of these restricted shares is included in the Consolidated Balance Sheets as additional paid-in capital. As of December 31, 2016, there was $2.9 million in unrecognized compensation expense related to restricted shares that will be recognized over a weighted average period of 2.1 years. Unrecognized compensation expense related to restricted shares was $2.5 million as of January 2, 2016 and $3.2 million as of January 3, 2015. To cover withholding taxes payable by employees upon the vesting of restricted shares in 2016, we repurchased 22,959 shares of common stock for the vesting of Snyder's-Lance employee incentive awards and 70,381 shares for the vesting of replacement awards converted from prior Diamond awards. During 2015, we repurchased 27,235 shares to cover withholding taxes.
Employee Performance-Based Restricted Units
During 2016, we granted 81,999 performance-based restricted units. Recipients of these awards receive shares of the Company's common stock at the end of the performance period, based on the Company's actual performance against pre-established return on invested capital goals and total shareholder return goals. In order to receive the shares, the recipient must be employed by the Company on the vesting date. The performance-based restricted units represent the number of shares of common stock to be awarded based on the achievement of targeted performance and may range from 0 percent to 200 percent of the targeted amount. The fair value of the awards was determined using a Monte Carlo simulation and is being amortized over the performance period. We reassess at each reporting date whether achievement of each of the performance conditions is probable, as well as estimate forfeitures, and adjust compensation expense recognized as appropriate. At December 31, 2016, we assessed the return on invested capital and total shareholder return targets as probable of achievement.

The following table provides a summary of the assumptions used in the Monte Carlo simulation:

2016
Assumptions used in Monte Carlo simulation:
Risk-free interest rate	0.95%
Time to maturity	2.8 years
Expected volatility	26.40%
Grant date fair value of performance-based restricted units	$19.41

The changes in performance-based restricted units outstanding for the year ended December 31, 2016 were as follows:

	Number of units	Weighted Average Grant Date Fair Value
Balance at January 2, 2016	—	$—
Granted	81,999	19.41
Dividend equivalents	1,115	19.41
Vested	(818)	19.41
Forfeited	(6,789)	19.41
Balance at December 31, 2016	75,507	$19.41
The deferred portion of these performance-based restricted units is included in the Consolidated Balance Sheets as additional paid-in capital. As of December 31, 2016, there was $1.0 million in unamortized compensation expense related to performance-based restricted units that will be recognized over a period of 2.2 years.
Non-Employee Director Awards
In February 2014, the Snyder's-Lance, Inc. 2014 Director Stock Plan ("2014 Director Plan") was approved. The 2014 Director Plan is intended to attract and retain persons of exceptional ability to serve as directors and to further align the interests of directors and stockholders in enhancing the value of our common stock and to encourage such directors to remain with and to devote their best efforts to the Company. The Board of Directors reserved 400,000 shares of common stock for issuance under the 2014 Director Plan. This number was subject to adjustment in the event of stock dividends and splits, recapitalizations and similar transactions. As of December 31, 2016, there were approximately 275,000 shares available for future issuance under the Plan.

In 2016, we awarded 16,000 shares of restricted shares to our directors, at a grant date fair value of $30.99 and subject to certain vesting restrictions. During 2015 and 2014, we awarded 20,000 and 36,000 restricted shares, respectively, to our directors with grant date fair values of $29.66 and $25.65, respectively. Compensation cost associated with these restricted shares is recognized over the one-year vesting period, at which time the earned portion is charged against current earnings. The deferred portion of these restricted shares is included in the Consolidated Balance Sheets as additional paid-in capital.
In addition to restricted shares, we granted 28,000 restricted units in 2016 and 24,000 restricted units in 2015 to our directors with grant date fair values of $30.99 and 29.66, respectively, which was based on the closing market price of the stock on the date of the grant. Awards are subject to certain vesting restrictions. Compensation cost associated with these restricted units is recognized over the one-year vesting period, at which time the earned portion is charged against current earnings. The deferred portion of these restricted units is included in the Consolidated Balance Sheets as additional paid-in capital.
Performance-Based Cash Incentive Plans
Performance-based cash awards vest over a three year performance period and are accounted for as liability awards. At December 31, 2016 and January 2, 2016, the accrual for these awards was $6.1 million and $4.6 million, respectively.
Employee Stock Purchase Plan
We have an employee stock purchase plan under which shares of common stock are purchased on the open market with employee and employer contributions. The plan provides for the Company to contribute an amount equal to 10% of the employees’ contributions. We contributed approximately $0.2 million to the employee stock purchase plan in both 2016 and 2015 and approximately $0.1 million in 2014.

NOTE 7. INVENTORIES
Inventories as of December 31, 2016 and January 2, 2016 consisted of the following:

(in thousands)	2016	2015
Finished goods	$100,107	$66,143
Work in process	1,949	—
Raw materials	32,095	14,736
Maintenance parts, packaging and supplies	39,305	30,115
Total inventories, net	$173,456	$110,994
The increase in inventory for 2016, as compared to 2015, was primarily due to the acquisition of Diamond Foods in early 2016 (see Note 4 for further information).
NOTE 8.  FIXED ASSETS
Fixed assets as of December 31, 2016 and January 2, 2016 consisted of the following:

(in thousands)	2016	2015
Land and land improvements	$37,835	$28,508
Buildings and building improvements	192,874	156,725
Machinery, equipment and computer systems	607,869	506,649
Trucks, trailers and automobiles	32,723	33,760
Furniture and fixtures	4,720	4,210
Construction in progress	22,098	11,503
Capital leases(1)	3,303	—
	$901,422	$741,355
Accumulated depreciation	(399,472)	(339,802)
	501,950	401,553
Fixed assets held for sale	(66)	(88)
Fixed assets, net	$501,884	$401,465
(1) Gross amounts of assets recorded under capital leases represent machinery, equipment and computer systems as of December 31, 2016.
Depreciation expense related to fixed assets was $70.1 million during 2016, $59.6 million during 2015 and $52.2 million during 2014. The increase in depreciation expense for 2016 as compared to 2015 was primarily due to the acquisition of Diamond Foods in early 2016 (see Note 4 for further information).
There were fixed asset impairment charges of $3.7 million recorded during 2016, $11.5 million recorded during 2015, and $5.7 million recorded during 2014. During 2016, we sold the Diamond of California business along with certain tangible assets (see Note 3 for further information). In connection with this transaction, we re-purposed the machinery and equipment not included in the sale and recorded impairment of $2.3 million for certain assets which we no longer have the ability to use. We also incurred impairment charges of $1.4 million primarily related to machinery and equipment no longer in use due to the discontinuation of manufacturing of certain products. During 2015, we made the decision to relocate the production of certain products to improve operational efficiency. As part of this decision, certain packaging equipment was replaced in order to provide additional packaging alternatives. These actions resulted in impairment charges. The fair value remaining for these fixed assets was determined using Level 3 inputs such as the salvage value on similar assets previously sold. During 2014, we sold the Private Brands business along with certain tangible assets (see Note 3 for further information). In connection with this transaction, we re-purposed the machinery and equipment not included in the sale and recorded impairment of $2.9 million for certain assets where expected future cash flows were not projected to support the carrying value of the assets. Also during 2014, we recorded impairment of $1.8 million on packaging equipment associated with a discontinued product line, impairment of $1.0 million related to our former Corsicana, Texas facility, and accelerated depreciation of $0.7 million due to the anticipated disposal of certain furniture and fixtures prior to the end of their useful lives as a result of a new corporate office lease.

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for 2016 and 2015 are as follows:

(in thousands)	Carrying Amount
Balance as of January 3, 2015	$541,539
Goodwill reclassified to assets held for sale	(2,420)
Balance as of January 2, 2016	$539,119
Business acquisitions	838,243
Enterprise goodwill attributable to discontinued operations	(48,845)
Changes in foreign currency exchange rate	(9,625)
Goodwill reclassified to assets held for sale	(530)
Balance as of December 31, 2016	$1,318,362
There have been no historical impairments of goodwill and there were no impairments in 2016, 2015 or 2014.
As of December 31, 2016 and January 2, 2016, acquired intangible assets consisted of the following:

(in thousands)	Gross Carrying Amount	Cumulative Impairments	Accumulated Amortization	Net Carrying Amount
As of December 31, 2016:
Customer and contractual relationships (1) – amortized	$493,026	$—	$(58,314)	$434,712
Non-compete agreement – amortized	710	—	(417)	293
Reacquired rights – amortized	3,100	—	(2,101)	999
Patents – amortized	8,600	—	(3,308)	5,292
Developed technology – amortized	2,700	—	(460)	2,240
Routes – unamortized	10,869	(45)	—	10,824
Trademarks (2) – unamortized	926,140	(6,700)	—	919,440
Balance as of December 31, 2016	$1,445,145	$(6,745)	$(64,600)	$1,373,800

As of January 2, 2016:
Customer and contractual relationships – amortized	$166,756	$—	$(35,415)	$131,341
Non-compete agreement – amortized	710	—	(297)	413
Reacquired rights – amortized	3,100	—	(1,714)	1,386
Patents – amortized	8,600	—	(2,526)	6,074
Developed technology - amortized	2,700	—	(280)	2,420
Routes – unamortized	11,063	—	—	11,063
Trademarks – unamortized	382,661	(6,700)	—	375,961
Balance as of January 2, 2016	$575,590	$(6,700)	$(40,232)	$528,658
(1) Since the acquisition of Diamond Foods on February 29, 2016, the translation impact on customer relationships was a reduction of $12.2 million.
(2) Since the acquisition of Diamond Foods on February 29, 2016, the translation impact on trademarks was a reduction of $7.2 million.
Intangible assets subject to amortization are being amortized over a weighted average useful life of 19.4 years. The intangible assets related to customer and contractual relationships are being amortized over a weighted average useful life of 19.6 years and will be amortized through February 2036. The intangible assets related to patents are being amortized over 11 years, reacquired rights are being amortized over 8 years, and intangible assets related to developed technology are being amortized over 15 years. Amortization expense related to intangibles was $24.7 million, $10.7 million and $10.0 million during 2016, 2015 and 2014, respectively.

Annual amortization expense for these intangible assets will be as follows:

(in thousands)	Amount
2017	$27,279
2018	26,816
2019	26,465
2020	26,135
2021	26,135
Thereafter	310,706
Total intangible asset amortization expense	$443,536
Trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. Although not amortized, they are reviewed for impairment as conditions change or at least on an annual basis. There were no impairments recorded to our trademarks in 2016 or 2015. In 2014, we recorded an impairment of $3.6 million to write down one of our trademarks to its fair value of $2.5 million. This impairment was necessary due to a reduction in projected future cash flows for this trademark, and the remaining value was determined using a Level 3 fair value measurement.
The fair value of trademarks measured on a nonrecurring basis is classified as a Level 3 fair value measurement. The fair value determinations were made using the relief-from-royalty method under the income approach, which required us to estimate unobservable factors such as a royalty rate and discount rate and identify relevant projected revenue.
Certain trademarks, in addition to the $550.7 million acquired in the Diamond Foods acquisition, with a total book value of $12.9 million as of December 31, 2016, currently have a fair value which exceeds the book value by less than 15%. Any adverse changes in the use of these trademarks or the sales volumes of the associated products could result in an impairment charge in the future.
The changes in the carrying amount of route intangible assets for 2016 and 2015 were as follows:

(in thousands)	Carrying Amount
Balance as of January 3, 2015	$16,880
Routes reclassified to assets held for sale	(5,817)
Balance as of January 2, 2016	$11,063
Impairment charges	(45)
Routes reclassified to assets held for sale	(194)
Balance as of December 31, 2016	$10,824
The fair value of the route intangible assets was determined using Level 3 inputs such as market multiples for similar routes.
Routes and associated goodwill allocated to assets held for sale represent assets available for sale in their present condition and for which actions to complete a sale have been initiated. The changes in the carrying amount of route businesses held for sale for 2016 and 2015 were as follows:

(in thousands)	Carrying Amount
Balance as of January 3, 2015	$10,816
Purchases of route businesses held for sale	22,568
Sales of route businesses held for sale	(25,495)
Reclassifications from route intangibles and goodwill	8,237
Impairment of route businesses held for sale	(536)
Balance as of January 2, 2016	$15,590
Purchases of route businesses held for sale	42,206
Sales of route businesses held for sale	(38,278)
Reclassifications from route intangibles and goodwill	724
Impairment of route businesses held for sale	(740)
Balance as of December 31, 2016	$19,502

We recorded a $0.7 million and $0.5 million impairment of our route businesses held for sale during 2016 and 2015, respectively. The impairments were due to declines in the fair value of the route businesses in certain regions. The fair value of the route businesses was determined using Level 3 inputs such as market multiples for similar route businesses.
During 2016, net gains on the sale of route businesses consisted of $5.5 million in gains and $4.2 million in losses. During 2015, net gains on the sale of route businesses consisted of $3.3 million in gains and $1.4 million in losses. During 2014, net gains on the sale of route businesses consisted of $3.3 million in gains and $2.2 million in losses. The majority of the route business purchases and sales were due to the reengineering of route businesses to accommodate new customers and additional Partner brand business obtained in the impacted markets as well as the decision to sell certain route businesses that were previously owned by us. See Note 16 for further information related to IBOs.
NOTE 10. EQUITY METHOD INVESTMENTS

As part of our acquisition of Diamond Foods, we obtained 51.0% of the outstanding shares of Yellow Chips Holding B.V. (“Yellow Chips”), which produces vegetable chips and organic potato chips primarily for the Dutch and other European markets. The investment is accounted for under the equity method, as the other owners have substantive participating rights that provide them with significant influence greater than ours over the financial performance of Yellow Chips. The investment was measured at fair value as part of the purchase price allocation when we acquired Diamond Foods.

As of December 31, 2016, the carrying value of our investment was $8.4 million. As of December 31, 2016, we also have a loan receivable outstanding with Yellow Chips of $2.0 million. Our share of income from Yellow Chips for the period subsequent to February 29, 2016 is not material and is included in other income, net, in the Consolidated Statements of Income.

The agreement with Yellow Chips includes call and put options on the remaining 49.0% outstanding equity that we or the other Yellow Chips shareholders can exercise if a certain EBITDA target is met after 2018, or under other circumstances prior to 2018. The agreement also includes rights for us to sell our ownership interest in the event the EBITDA threshold is not met, requiring the remaining shareholders to sell their holdings to the same buyer. There are similar rights for the other shareholders to sell their shares, requiring us to also sell our shares to the same buyer, if we have not first exercised our right to initiate a sale. If the party initiating such a sale does not require the other shareholder(s) to sell, the other shareholder(s) can in any case choose to require the same buyer to also buy their shares.

The fair value of equity method investments measured on a non-recurring basis is classified as a Level 3 fair value measurement. The fair value determinations as of the opening balance sheet date were made using the discounted cash flows under the income approach, which required us to estimate unobservable factors such as the discount rate and identify relevant projected revenue and expenses.

As part of our acquisition of Diamond Foods, we also obtained 26.0% of the outstanding shares of Metcalfe. The investment was accounted for under the equity method until September 1, 2016, whereby we exercised our purchase option and acquired the remaining 74.0% interest. Our share of income from Metcalfe for the period February 29, 2016 to September 1, 2016 was not material and was included in other income, net, in the Consolidated Statements of Income. See Note 4 for further details.

NOTE 11. LONG-TERM DEBT
Debt outstanding as of December 31, 2016 and January 2, 2016 consisted of the following:

(in thousands)	2016	2015
Senior unsecured term loan due February 2021, interest payable based on the 30-day Eurodollar rate plus an applicable margin of 1.750% (All-in rate of 2.520% as of December 31, 2016, including applicable margin) (1) (6)	$498,875	$—
Senior unsecured term loan due February 2026, interest payable based on the 30-day Eurodollar rate plus an applicable margin of 2.125% (All-in rate of 2.895% as of December 31, 2016, including applicable margin) (2) (6)	300,000	—
Unsecured term loan due May 2024, interest payable based on the 30-day Eurodollar rate plus an applicable margin of 2.075% (All-in blended rate of 3.247% as of December 31, 2016, including applicable margin) (3) (7)	150,000	150,000
Unsecured term loan due May 2019, interest payable based on the 30-day Eurodollar rate plus an applicable margin of 1.700% (All-in blended rate of 2.627% as of December 31, 2016, including applicable margin) (4) (7)	129,375	136,875
Unsecured base rate revolving loan due May 2019, interest payable at the agreement base rate plus applicable margin of 0.450% (All-in rate of 4.200% as of December 31, 2016, including applicable margin) (Balance reduces amount available under the unsecured revolving credit facility.) (7)	200,000	—
Unsecured revolving credit facility due May 2019, interest payable based on the 30-day Eurodollar rate plus applicable margin of 1.450% (All-in rate of 2.220% as of December 31, 2016, including applicable margin) (7)	27,000	—
$100 million private placement senior notes due June 2017, interest payable based on fixed rate of 5.72%, including a 2015 fair value adjustment of $1.5 million	—	101,521
Debt issuance costs, net (5)	(10,291)	(7,554)
Total debt, net	1,294,959	380,842
Less current portion of long-term debt	(49,000)	(8,541)
Total long-term debt, net	$1,245,959	$372,301
(1) We hold an interest rate swap agreement which effectively fixes the variable rate (Eurodollar portion) to 1.271% on $230.0 million of underlying notional amount from June 2017 through February 2021. See Note 14 for further details.
(2) We hold two interest rate swap agreements, the first effectively fixing the variable rate (Eurodollar portion) to 1.337% on $100.0 million of underlying notional amount from June 2017 through June 2021 and the second effectively fixing the variable rate to 1.615% on $100.0 million of underlying notional amount from June 2017 through June 2024. See Note 14 for further details. On February 23, 2017 we entered into an additional interest rate swap agreement to fix the variable rate (Eurodollar portion). The new swap effectively fixes the variable rate to 2.06% on $100.0 million of underlying notional from June 2017 through December 2022.
(3) We hold two interest rate swap agreements, the first effectively fixing the variable rate (Eurodollar portion) to 1.975% on $50.0 million of underlying notional amount from present through May 2022 and the second effectively fixing the variable rate to 1.236% on $70.0 million of underlying notional amount from June 2017 through June 2020. See Note 14 for further details.
(4) We hold an interest rate swap agreement which effectively fixes the variable rate (Eurodollar portion) to 1.580% on $25.0 million of underlying notional amount from present through May 2019. See Note 14 for further details.
(5) We retrospectively adopted new accounting guidance requiring debt issuance costs to be presented as a direct reduction of the associated liability. See Note 2 for further details.
(6) Under the Credit Agreement as defined below.
(7) Under the Amended and Restated Credit Agreement as defined below.
Annual maturities of long-term debt as of December 31, 2016 are as follows:

(in thousands)	Amount
2017	$49,000
2018	49,000
2019	397,875
2020	71,500
2021	407,875
Thereafter	330,000
Total long-term debt maturities	$1,305,250

In conjunction with our acquisition of Diamond Foods, we entered into a senior unsecured credit agreement as amended with the lenders party (the “Term Lenders”) and Bank of America, N.A., as administrative agent (the "Credit Agreement"). Under the Credit Agreement, the Term Lenders provided (i) senior unsecured term loans in an original aggregate principal amount of $830.0 million maturing five years after the funding date (the “Senior Five Year Term Loans”) and (ii) senior unsecured term loans in an original aggregate principal amount of $300.0 million maturing ten years after the funding date (the “Senior Ten Year Term Loans”). The $1.13 billion in proceeds from the Credit Agreement were used to finance, in part, the cash component of the acquisition consideration, to repay indebtedness of Diamond Foods and us, and to pay certain fees and expenses incurred in connection with the Diamond Foods acquisition.

Loans outstanding under the Credit Agreement bear interest, at our option, either at (i) a Eurodollar rate plus an applicable margin specified in the Credit Agreement or (ii) a base rate plus an applicable margin specified in the Credit Agreement. The applicable margin added to the Eurodollar rate or base rate, as the case may be, is subject to adjustment after the end of each fiscal quarter based on changes in the Company’s adjusted total net debt-to-EBITDA ratio.
Under the Credit Agreement, the outstanding principal amount of the Senior Five Year Term Loans is payable in equal quarterly installments of $10.4 million on the last business day of each quarter. These payments began in the second quarter of 2016 and continue through December 2020. The remaining unamortized balance is payable in February 2021. The outstanding principal amount of the Senior Ten Year Term Loans is payable in quarterly principal installments of $15.0 million beginning in the second quarter of 2021 and continuing through December 2025. The remaining unamortized balance is payable in February 2026. The Credit Agreement also contains optional prepayment provisions.
Loans outstanding under the existing credit agreement (the "Amended and Restated Credit Agreement") bear interest, at our option, either at (i) a Eurodollar rate plus an applicable margin specified in the Amended and Restated Credit Agreement or (ii) a base rate plus an applicable margin specified in the Amended and Restated Credit Agreement. The applicable margin added to a Eurodollar rate or base rate, as the case may be, is subject to adjustment after the end of each fiscal quarter based on changes in our adjusted total net debt-to-EBITDA ratio.
Under the Amended and Restated Credit Agreement, the outstanding principal amount of the unsecured five year term loans is payable in equal quarterly installments of $1.9 million on the last business day of each quarter. These payments began in the second quarter of 2014 and continue through March 2019. The remaining unamortized balance is payable in May 2019. The outstanding principal amount of the unsecured ten year term loans is payable in quarterly principal installments of $7.5 million beginning in the third quarter of 2019 and continuing through March 2024. The remaining unamortized balance is payable in May 2024. The Amended and Restated Credit Agreement also contains optional prepayment provisions.
Our Amended and Restated Credit Agreement contains a revolving credit facility which allows us to make revolving credit borrowings of up to $375.0 million through May 2019. As of December 31, 2016, and January 2, 2016, we had available $148.0 million and $375.0 million, respectively, of unused borrowings. Under certain circumstances and subject to certain conditions, we have the option to increase available credit under the revolving credit agreement by up to $200.0 million for the remaining life of the facility. Revolving credit borrowings incur interest based on a Eurodollar or base rate plus an applicable margin of between 0.795% and 1.450%. The applicable margin is determined by certain financial ratios and was 1.450% as of December 31, 2016. The revolving credit facility also requires us to pay a facility fee ranging from 0.08% to 0.25% on the entire $375.0 million based on certain financial ratios. The facility fee rate was 0.250% on December 31, 2016.
During 2016, we borrowed $347.0 million from the revolving credit facility for prepayments to our Senior Five Year Term Loans and our private placement senior notes (transaction further described below). Our repayments of the revolving credit facility during 2016 were $120.0 million. During 2015 and 2014, we borrowed zero and $286.0 million, respectively, from our revolving credit facility and repaid $50.0 million and $321.0 million, respectively.
In February 2016, using available borrowings from our Amended and Restated Credit Agreement and cash on hand, we repaid our $100.0 million private placement senior notes which were due in June 2017. The total repayment was approximately $106 million, and resulted in a loss on early extinguishment of approximately $4.7 million. The loss on early extinguishment of debt was calculated as follows:

(in thousands)	Amount
Repayment of private placement senior notes	$100,000
Penalty on early extinguishment	6,170
Book value of private placement debt, including unamortized fair value adjustment	(101,421)
Loss on early extinguishment of debt	$4,749

Our obligations under the Credit Agreement are guaranteed by all of our existing and future direct and indirect wholly-owned domestic subsidiaries other than any such subsidiaries that, taken together, do not represent more than 10.0% of the total domestic assets or domestic revenues of the Company and its wholly-owned domestic subsidiaries. The Credit Agreement contains customary representations, warranties and covenants. The financial covenants include a maximum total debt to EBITDA ratio, as defined in the Credit Agreement, of 4.75 to 1.00 for the first two quarters following the acquisition of Diamond Foods and decreasing over the period of the loan to 3.50 to 1.00 in the eighth quarter following the acquisition. For the fourth quarter of 2016, the maximum ratio reduced to 4.25 to 1.00. The financial covenants also include a minimum interest coverage ratio of 2.50 to 1.00. Other covenants include, but are not limited to, limitations on: (i) liens, (ii) dispositions of assets, (iii) mergers and consolidations, (iv) loans and investments, (v) subsidiary indebtedness, (vi) transactions with affiliates and (vii) certain dividends and distributions. The Credit Agreement contains customary events of default, including a cross default provision and change of control provisions. If an event of default occurs and is continuing, we may be required to repay all amounts outstanding under the Credit Agreement.
Certain covenants and terms associated with our Amended and Restated Credit Agreement were amended to agree to the Credit Agreement in order to accommodate the additional debt. As of December 31, 2016, we were in compliance with all debt covenants across both credit agreements.
Total debt issuance costs associated with the Credit Agreement of approximately $11.0 million were capitalized in late 2015 and the first quarter of 2016 and are being amortized over the life of the loans. Total debt issuance costs associated with the Amended and Restated Credit Agreement were deferred in fiscal 2014, and are being amortized over the life of the loans. Debt issuance costs associated with the term loans were included in other noncurrent assets in the Consolidated Balance Sheets at the end of fiscal 2015, but have been reclassified to liabilities beginning in the first quarter of 2016 in accordance with ASU No. 2015-03.
Including the effect of interest rate swap agreements, the weighted average interest rate was 2.95%, 3.14% and 2.34%, respectively, as of December 31, 2016, January 2, 2016, and January 3, 2015. See Note 14 for further information on our interest rate swap agreements.
Total interest expense under all credit agreements for 2016, 2015 and 2014 was $32.9 million, $11.1 million, and $13.4 million, respectively. In fiscal 2014, we recognized $0.8 million in additional interest expense due to the write-off of certain unamortized debt issuance costs associated with the previous amendment to the revolving credit facility in 2010 and the prior term loan.
NOTE 12. INCOME TAXES
Income tax expense from continuing operations for the years ended December 31, 2016, January 2, 2016 and January 3, 2015 consists of the following:

(in thousands)	2016	2015	2014
Current:
Federal	$920	$22,479	$23,659
State and other	4,387	3,842	2,693
Foreign	—	131	301
	$5,307	$26,452	$26,653
Deferred:
Federal	$23,413	$3,109	$28
State and other	(370)	(676)	5,610
Foreign	(3,030)	—	—
	$20,013	$2,433	$5,638
Income tax expense	$25,320	$28,885	$32,291

The foreign provision for income taxes is based on a foreign pre-tax loss of $35.0 million in 2016 and foreign pre-tax earnings of $0.4 million and $1.2 million in 2015 and 2014, respectively. A portion of the cumulative earnings of certain foreign subsidiaries is considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes is required. It is not practicable to determine the amount of unrecognized deferred tax liability related to the unremitted earnings. Applicable U.S. income taxes are provided on earnings of certain foreign subsidiaries in the periods in which they are no longer considered indefinitely reinvested. In the event that management elects for any reason in the future to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside of the United States, we would incur additional tax expense upon such repatriation.

Reconciliations of the federal income tax rate to our effective income tax rate for the years ended December 31, 2016, January 2, 2016 and January 3, 2015 are as follows:

	2016	2015	2014
Statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	3.9%	2.6%	5.9%
Net favorable foreign income taxes as a result of tax adjustments and tax rate differences	(3.7)%	—%	—%
Effect of UK rate change enacted in current year	(1.9)%	—%	—%
Non-deductible goodwill on sale of route businesses	0.1%	0.4%	0.1%
Deduction for inventory contributions	(0.5)%	(0.3)%	(0.3)%
Meals and entertainment	0.7%	0.5%	0.4%
IRC 199 deduction	—%	(2.6)%	(2.6)%
Change in uncertain tax positions	0.8%	(1.5)%	(2.8)%
Non-deductible transaction costs	4.7%	2.0%	—%
Miscellaneous items, net	(1.4)%	0.2%	(0.4)%
Effective income tax rate	37.7%	36.3%	35.3%
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and January 2, 2016, are presented below:

(in thousands)	2016	2015
Deferred tax assets:
Reserves for employee compensation, deductible when paid for income tax purposes, accrued for financial reporting purposes	$28,560	$17,033
Reserves for insurance claims, deductible when paid for income tax purposes, accrued for financial reporting purposes	4,850	4,235
Other reserves, deductible when paid for income tax purposes, accrued for financial reporting purposes	14,947	7,355
Unrealized losses, deductible when realized for income tax purposes, included in other comprehensive income	—	425
Basis difference in fixed rate debt	187	616
Inventories, principally due to additional costs capitalized for income tax purposes	4,790	2,435
Federal NOLs and tax credit carryforwards	83,157	—
Net state operating loss and tax credit carryforwards	24,123	2,459
Total gross deferred tax assets	$160,614	$34,558
Less valuation allowance	(11,283)	(637)
Net deferred tax assets	$149,331	$33,921
Deferred tax liabilities:
Fixed assets, principally due to differences in depreciation, net of impairment reserves	$(56,851)	$(53,939)
Intangible assets, principally due to differences in amortization and acquisition basis differences	(405,060)	(122,846)
Employee compensation, principally due to change in method of accounting	(1,278)	(2,582)
Unrealized gains, taxable when realized for income tax purposes, included in other comprehensive income	(4,040)	—
Basis difference in noncurrent investments	(8,298)	(7,377)
Unremitted foreign earnings	(42,211)	—
Prepaid expenses and other costs deductible for tax, amortized for financial reporting purposes	(4,417)	(4,768)
Total gross deferred tax liabilities	$(522,155)	$(191,512)

Deferred income taxes, net	$(372,824)	$(157,591)

As of December 31, 2016, we have approximately $15.8 million of state tax loss carryforwards available to offset future taxable income. Of this amount, the Company assumed approximately $12.7 million as part of the Diamond acquisition. These loss carryforwards expire at various times between 2017 and 2036. Based on projected income levels and our future state tax profile, we believe it is "more likely than not", that several of these loss carryforwards will not be utilized prior to their expiration. Therefore, a valuation allowance of approximately $3.4 million has been established to account for the expected realizable value of the state loss carryforwards. Of this amount, approximately $2.8 million was established in the purchase accounting for the Diamond acquisition.
As of December 31, 2016, we have approximately $8.9 million of state tax credits available to offset future tax liabilities. The Company succeeded to these credits as part of the Diamond acquisition. Most of these credits expire at the end of 2023. Based on projected income levels and our future state tax profile, we believe it is more likely than not, that most of these credits will not be utilized prior to their expiration. Therefore, a valuation allowance of approximately $7.9 million was established in the purchase accounting for the Diamond acquisition to account for the expected realizable value of the state tax credits.
Our effective tax rate is based on the level and mix of income of our separate legal entities, statutory tax rates, business credits available in the various jurisdictions in which we operate and permanent tax differences. Significant judgment is required in evaluating tax positions that affect the annual tax rate. The effective income tax rate is higher than the federal statutory rate primarily due to non-deductible transaction costs and state and local income taxes. The effect of state and local taxes on the 2016 and 2015 effective tax rate includes the impact of a revaluation of deferred tax assets and liabilities due to enacted changes in the statutory rates in various state jurisdictions.
We have recorded gross unrecognized tax benefits, as of December 31, 2016, totaling $5.8 million and related interest and penalties of $1.0 million in other noncurrent liabilities on the Consolidated Balance Sheets. Approximately $5.2 million would affect the effective tax rate if subsequently recognized. This amount includes $0.8 million and $0.2 million of interest and penalties, respectively. We expect certain income tax audits will be settled, positions will be resolved through administrative procedures or statutes of limitations will expire for various tax authorities during the next twelve months, resulting in a potential $1.4 million reduction of the unrecognized tax benefit. We classify interest and penalties associated with income tax positions within income tax expense.
We have open years for income tax audit purposes in our major taxing jurisdictions according to statutes as follows:

Jurisdiction	Open Years
US federal	2013 and forward
Canada federal	2013 and forward
Ontario provincial	2011 and forward
California	2011 and forward
North Carolina	2013 and forward
New York	2013 and forward
Illinois	2013 and forward
United Kingdom	2015 and forward
A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows:

(in thousands)	Amount
Balance at January 3, 2015	$3,726
Additions for tax positions taken during the current period	278
Additions for tax positions taken during a prior period	338
Reductions resulting from a lapse of the statute of limitations	(1,607)
Balance at January 2, 2016	$2,735
Additions for tax positions taken during the current period	653
Additions for tax positions taken during a prior period	873
Additions for positions resulting from business combination	2,425
Reductions resulting from a lapse of the statute of limitations	(852)
Balance at December 31, 2016	$5,834

NOTE 13. FAIR VALUE MEASUREMENTS
The following table summarizes information regarding financial assets and financial liabilities that are measured at fair value at December 31, 2016 and January 2, 2016.

(in thousands)	Book Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance as of December 31, 2016
Assets:
Cash and cash equivalents	$35,409	$35,409	$—	$—
Restricted cash	714	714	—	—
Interest rate swaps	10,748	—	10,748	—
Total assets	$46,871	$36,123	$10,748	$—

Liabilities:
Interest rate swaps	$392	$—	$392	$—
Total liabilities	$392	$—	$392	$—

Balance as of January 2, 2016
Assets:
Cash and cash equivalents	$39,105	$39,105	$—	$—
Restricted cash	966	966	—	—
Total assets	$40,071	$40,071	$—	$—

Liabilities:
Interest rate swaps	$1,045	$—	$1,045	$—
Total liabilities	$1,045	$—	$1,045	$—
There were no changes among the levels of our fair value instruments during 2016.
The fair value of outstanding debt, including current maturities, was approximately $1,305 million and $391 million as of December 31, 2016 and January 2, 2016, respectively. These Level 2 fair value estimates were based on similar debt with the same maturities, company credit rating and interest rates. Refer to Note 10 for discussion of the fair value for our remaining equity method investment assumed in the acquisition of Diamond Foods.
During 2016, 2015 and 2014 due to impairments, the fair values of certain fixed assets and route intangibles were measured using Level 3 inputs as disclosed in Note 8 and Note 9 to the consolidated financial statements. In addition, our annually required goodwill and indefinite-lived intangible impairment tests, as well as the initial valuation of intangible assets included in business acquisitions, are performed using financial models that include Level 3 inputs.
NOTE 14. DERIVATIVE INSTRUMENTS
The fair value of the derivative instrument assets and liabilities in the Consolidated Balance Sheets using Level 2 inputs as of December 31, 2016 and January 2, 2016 were as follows:

(in thousands)	Balance Sheet Location	2016	2015
Derivatives designated as hedges:
Interest rate swaps	Other noncurrent assets	$10,748	$—
Interest rate swaps	Other noncurrent liabilities	(392)	(1,045)
Total fair value of derivative instruments		$10,356	$(1,045)

Interest Rate Swaps
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and US base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desired proportion of fixed to variable-rate debt. These swaps are accounted for as cash flow hedges. The fair value of interest rate swaps was determined utilizing a market approach model using the notional amount of the interest rate swaps and the observable inputs of time to maturity and interest rates. The notional amount of the interest rate swaps designated as hedging instruments as of December 31, 2016 and January 2, 2016 was $575.0 million and $75.0 million, respectively.
In November 2016, we entered into four interest rate swap agreements to manage the exposure to changing interest rates on long-term debt. We entered into two of the agreements in order to fix a portion of our term loan due in February 2026. The first, with a notional amount of $100 million at an interest rate of 1.62%, plus applicable margins, is effective for the interest periods from June 2017 through June 2024. A second agreement, with a notional amount of $100 million at an interest rate of 1.34%, plus applicable margins, is effective for the interest periods from June 2017 through June 2021. We entered into a third agreement with a notional amount of $230 million in order to fix a portion of our term loan due in February 2021 at an interest rate of 1.27%, plus applicable margins, which is effective for the interest periods from June 2017 through February 2021. A fourth agreement, with a notional amount of $70 million was entered to fix a portion of our term loan due in May 2024 at an interest rate of 1.24%, plus applicable margins, and is effective for the interest periods from June 2017 through June 2020.
In February 2015, we also entered into two interest rate swap agreements to manage the exposure to changing interest rates on long-term debt. We entered into an agreement with a notional amount of $25.0 million in order to fix a portion of our term loan due in May 2019 at an interest rate of 1.58%, plus applicable margins, effective for the interest periods from May 2015 through May 2019. A second agreement with a notional amount of $50.0 million was entered into in order to fix a portion of our term loan due in May 2024 at an interest rate of 1.98%, plus applicable margins, effective for the interest periods from May 2015 through May 2022.
Foreign Currency Forwards
During 2014, we had foreign currency forwards in order to mitigate foreign exchange risk related to our former Canadian operations that were discontinued in the middle of 2014.
Changes in Other Comprehensive Loss
The changes in unrealized gains and losses, net of income tax, included in other comprehensive income due to fluctuations in interest rates and foreign exchange rates for the years ended December 31, 2016, January 2, 2016 and January 3, 2015 were as follows:

(in thousands)	2016	2015	2014
Gain/(loss) on interest rate swaps, net of income tax (expense)/benefit of ($4,447), $247 and ($176), respectively	$6,953	$(360)	$283
Gain on foreign currency forwards, net of income tax expense of $0, $0 and ($10), respectively	—	—	21
Total change in unrealized gains/(losses) from derivative instruments, net of income tax (effective portion)	$6,953	$(360)	$304
NOTE 15. POSTRETIREMENT BENEFIT PLANS
All Snyder’s-Lance, Inc. US employees are eligible to participate in a defined contribution retirement plan. This 401(k) plan provides participants with matching contributions equal to 100% of the first 4% of qualified wages and 50% of the next 1% of qualified wages. During 2016, 2015 and 2014, total expenses associated with defined contribution retirement plans were $12.4 million, $11.3 million and $11.0 million, respectively. In addition, we contributed $0.4 million to a defined contribution retirement plan for U.K. employees.

NOTE 16.  COMMITMENTS AND CONTINGENCIES
Contractual Obligations
We have entered into contractual agreements providing benefits to certain key employees in the event of termination without cause or other circumstances. Commitments under these agreements were $8.5 million and $6.8 million at December 31, 2016 and January 2, 2016, respectively. In addition, our long-term incentive plans have change in control provisions which would result in $7.1 million of additional compensation expense in the event of a change in control on December 31, 2016, $3.3 million of which relates to Diamond Foods replacement awards.
We lease certain facilities and equipment under contracts classified as operating leases. Total rental expense was $37.6 million in 2016, $27.2 million in 2015 and $25.3 million in 2014.
Future minimum lease commitments for operating leases at December 31, 2016 are as follows:

(in thousands)	Amount
2017	$21,097
2018	18,280
2019	14,929
2020	12,638
2021	8,703
Thereafter	39,106
Total operating lease commitments	$114,753
Future minimum lease commitments for capital leases at December 31, 2016 are as follows:

(in thousands)	Amount
2017	$1,647
2018	1,554
2019	1,046
2020	333
2021	—
Thereafter	—
Total capital lease commitments	4,580
Less amount representing interest	(146)
Present value of capital lease obligations	$4,434
In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Purchase commitments for certain ingredients, packaging materials and energy totaled $157.2 million and $97.2 million as of December 31, 2016 and January 2, 2016. The increase in purchase commitments was due to additional commitments from Diamond Foods. In addition to these commitments, we have contracts for certain ingredients and packaging materials where we have secured a fixed price but do not have a minimum purchase quantity. We generally contract from approximately three months to twelve months in advance for certain major ingredients and packaging. We also have a licensing contract which totaled $13.9 million as of December 31, 2016, and continues through 2020.
We have contracts to receive services from syndicated market data providers through 2023. Our commitment for these services ranges from $4.6 million to $5.3 million each year throughout the life of the contracts.
We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $12.6 million as of December 31, 2016. The total amount of letters of credit as of January 2, 2016 was $9.2 million.

Guarantees
We currently provide a partial guarantee for loans made to IBOs by certain third-party financial institutions for the purchase of route businesses. The outstanding aggregate balance on these loans was approximately $154.1 million as of December 31, 2016 compared to approximately $139.3 million as of January 2, 2016. The $14.8 million increase in the guarantee was primarily due to new IBO loans as a result of zone restructuring and sale of additional routes. The annual maximum amount of future payments we could be required to make under the guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the route businesses for which the loans are made. Accordingly, we have the ability to recover substantially all of the outstanding loan value upon default, and our liability associated with this guarantee is not material.
Legal Matters
All Natural Litigation
We have certain class action legal proceedings filed against us which allege that certain ingredients in some of our products that are labeled as “natural” and “all natural” are not natural. Although we believe that we had strong defenses against these claims, we reached a settlement agreement in the third quarter of 2015 in order to avoid the costs and uncertainty of litigation. We recognized $2.8 million of expense in settlements of certain litigation in our Consolidated Statements of Income in 2015. In the fourth quarter of 2016, we distributed the funds related to the class settlement and consider the case to be closed. We also paid a portion of the accrued administrative fees in the fourth quarter of 2016 and the residual payment of $1.0 million is due to be paid in 2018.

IBO Litigation
Tavares v. S-L Distribution Company, LLC
In January 2013, plaintiffs comprised of IBOs filed a putative class action against our distribution subsidiary, S-L Distribution Company, Inc., in the Suffolk Superior Court of the Commonwealth of Massachusetts. The lawsuit was transferred to the US District Court, Middle District of Pennsylvania. The lawsuit sought statewide class certification on behalf of a class comprised of IBOs in Massachusetts. The plaintiffs alleged that they were misclassified as independent contractors and should have been considered employees. The plaintiffs were seeking reimbursement of their out-of-pocket business expenses. On August 20, 2015, the parties to this litigation reached a tentative settlement on a class wide basis, which became a final settlement on December 22, 2015. We do not admit any fault or liability in this matter; however, in an effort to resolve these claims, we agreed to pay $2.9 million to fully resolve the litigation. This amount was recognized as expense in settlements of certain litigation in our Consolidated Statements of Income in 2015, and was paid in the second quarter of 2016.

Roxberry, et. al, v. S-L Distribution Company, LLC
On July 25, 2016, plaintiffs comprised of IBOs filed a putative class action against Snyder’s-Lance, Inc. and our distribution subsidiary, S-L Distribution Company, Inc. in the Eastern District Court of Tennessee.  The case was transferred to the Middle District of Pennsylvania.  The lawsuit seeks statewide class certification on behalf of a class comprised of IBOs in Tennessee, and nationwide certification for the Federal law collective action. The plaintiffs allege that they were misclassified as independent contractors and should be considered employees.  We believe we have strong defenses to all the claims that have been asserted against us.  We cannot reasonably estimate at this time the possible loss or range of loss, if any, from this lawsuit.

Scheurer v. S-L Distribution Company, LLC
On December 8, 2016, plaintiff served a putative class action on behalf of all similarly situated IBOs in New Jersey against our distribution subsidiary, S-L Distribution Company, LLC. Plaintiff is a former IBO whose distribution agreement was terminated pursuant to the re-engineering and buyback of routes in New Jersey in 2011, resulting from the merger of Snyder’s of Hanover, Inc. and Lance, Inc. The lawsuit seeks statewide class certification on behalf of a class comprised of IBOs in New Jersey for alleged violations of the New Jersey Franchise Practices Act relative to various terminations of the distributor agreement. We believe we have strong defenses to all the claims that have been asserted against us. At this time, no demand has been made, and we cannot reasonably estimate the possible loss or range of loss, if any, from this lawsuit.

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
Merger-related Litigation
On November 10, 2015, a putative class action lawsuit was filed on behalf of Diamond Foods stockholders in the Court of Chancery of the State of Delaware. The complaint names as defendants Diamond Foods, the members of Diamond Foods’ board of directors, Snyder’s-Lance, Shark Acquisition Sub I, Inc., a Delaware corporation and a wholly-owned subsidiary of Snyder’s-Lance (“Merger Sub I”) and Shark Acquisition Sub II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Snyder’s-Lance (“Merger Sub II”). The complaint generally alleges, among other things, that the members of Diamond Foods’ board of directors breached their fiduciary duties to Diamond Foods’ stockholders in connection with negotiating, entering into and approving the merger agreement with Snyder’s-Lance, Inc. The complaint additionally alleges that Snyder’s-Lance, Merger Sub I and Merger Sub II aided and abetted such breaches of fiduciary duties. The complaint sought injunctive relief, including the enjoinment of the merger, certain other declaratory and equitable relief, damages, costs and fees. An amended complaint was filed on December 21, 2015. The amended complaint adds further allegations related to the merger process and disclosures contained in the Registration Statement on Form S-4 filed by Snyder’s-Lance on November 25, 2015. On January 15, 2016, plaintiff filed a motion for expedited proceedings requesting a preliminary injunction and expedited discovery, which the Court denied on February 3, 2016. Plaintiff also filed a books and records demand case in North Carolina, which the plaintiff subsequently dismissed with prejudice. On January 19, 2016, another action was filed in the court of chancery in the state of Delaware similar to the above matter. On October 24, 2016, plaintiff filed a second amended complaint, which modified some of plaintiff's allegations, including now expressly seeking a quasi-appraisal remedy or rescissory damages. Defendants moved to dismiss the second amended complaint on December 22, 2016.  On February 3, 2017, plaintiffs moved to consolidate the two Delaware cases, which defendants did not oppose, and which the Court granted on February 3, 2017. On February 24, 2017, the parties filed a stipulated proposed order of dismissal, seeking voluntary dismissal of the Delaware litigation with prejudice as to the named plaintiffs and without prejudice as to the putative class.  The court granted the stipulated order of dismissal on February 27, 2017.
Appraisal Proceedings
On February 25, 2016, Cede & Co., on behalf of Blueblade Capital Opportunities LLC (“Blueblade I”), sent an appraisal demand letter to Diamond Foods with respect to 211,574 shares of Diamond Foods common stock, purportedly held in connection with our acquisition of Diamond Foods. On the same date, Cede & Co., on behalf of Blueblade Capital Opportunities II LLC ("Blueblade II," and together with Blueblade I, "Blueblade"), sent a second appraisal demand letter to Diamond Foods with respect to 119,008 shares of Diamond Foods common stock.  Under Section 262 of the Delaware General Corporation Law, certain stockholders may be entitled to an appraisal of the fair value of the stockholders’ shares. Blueblade claims that the price we paid for Diamond Foods was less than its fair value. A petition for appraisal was filed by Blueblade in the Court of Chancery in the State of Delaware on June 27, 2016. The case was settled and dismissed with prejudice on August 12, 2016 and we agreed to pay $14.5 million to fully resolve the litigation. Of the $14.5 million, $12.4 million represented the fair value of consideration paid as part of the Diamond Foods acquisition. The remaining $2.1 million was recognized as a transaction related expense in 2016.

California Labor Code Litigation
Former employee Patricia Sparks filed a putative class action lawsuit against Diamond Foods on November 25, 2015 in San Francisco Superior Court alleging Diamond Foods’ violation of the California Labor Code by failing to include on wage statements the start date of the pay period and by failing to include on wage statements the name and address of the legal entity that is the employer.  Plaintiff amended her complaint on January 4, 2016 to add a claim for penalties under California’s Private Attorneys General Act based on the same underlying violations.  Diamond Foods timely answered the First Amended Complaint on March 7, 2016.  The parties attended the initial case management conference on May 2, 2016 and a further case management conference occurred on August 1, 2016. We accrued $8.3 million associated with this outstanding claim in the Diamond Foods opening balance sheet as that represented our best estimate of the probable liability at that time. We determined such accrual by estimating the aggregate potential penalties that we believed it was probable could be assessed under the applicable California laws, which are strict liability penalties. On September 19, 2016, the parties to this litigation reached a tentative settlement pursuant to which we have agreed to pay $0.7 million on a class wide basis. We signed a memorandum of understanding reflecting this preliminary settlement amount. The parties submitted a settlement agreement to the court and the court granted preliminary approval of the settlement. As a result, we have recorded a measurement period adjustment to reduce the opening balance sheet accrual. Accordingly this settlement amount did not impact our Consolidated Statements of Income for the year ended December 31, 2016.
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
Evaporated Cane Juice Litigation
A putative class action suit was filed against Late July Snacks, LLC on September 18, 2013, and is pending in the District Court for the Northern District of California. The action accuses Late July Snacks, LLC of violating federal and state law by using the term "evaporated cane juice" ("ECJ") in the ingredients list on its products' labels. The plaintiffs' complaint alleges ECJ is not the common and usual name for the ingredient at issue and is misleading. The complaint attempts to state claims for violation of California's Unfair Competition Law, California's False Advertising Law, California's Consumers Legal Remedies Act, and unjust enrichment. Late July Snacks, LLC filed a motion to dismiss the complaint on November 27, 2013, based on the primary jurisdiction doctrine, lack of standing, and failure to state a claim.

On May 22, 2014, the Court stayed the action, applying the doctrine of primary jurisdiction, due to the FDA's ongoing consideration of the issue of using the term ECJ on food labels. On May 26, 2016, the FDA issued its guidance for industry on the topic. As a result, the stay was lifted on July 22, 2016. On August 31, 2016, Plaintiffs filed an amended complaint that, among other things, relies on the FDA's recently issued guidance. Late July filed a motion to dismiss the Amended Complaint, and a hearing on that motion was held on February 16, 2017. At this time, we cannot reasonably estimate the possible loss or range of loss, if any, from this lawsuit.
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
NOTE 17.  RELATED PARTY TRANSACTIONS
During the fourth quarter of 2014, we increased our ownership in Late July to 80% (see Note 4 for additional information). We also established a $6.0 million line of credit between the Company and Late July, of which $3.9 million was drawn by Late July in order to repay certain obligations. The balance of $3.9 million remains outstanding as of December 31, 2016, and is eliminated in consolidation.

We have two facilities used to support distribution of our products in the northeastern US that are leased from an entity owned by two of our employees. One of the employees was Peter L. Michaud, a former officer of the Company. There were $0.4 million in lease payments made to this entity during each of the years 2016, 2015, and 2014.

One of the members of our Board of Directors, Lawrence Jackson, is also a member of the Board of Directors of Information Resources, Inc. ("IRI"), which we began using as our syndicated market data provider at the end of 2015. Total payments made to IRI for these services in 2016 were $3.5 million.

ARWCO Corporation, MAW Associates, LP and Warehime Enterprises, Inc. are significantly owned or controlled by Patricia A. Warehime, a member of our Board of Directors and a beneficial owner of more than 5% of our common stock. Among other unrelated business activities, these entities provide financing to IBOs for the purchase of route businesses. We have entered into loan service agreements with these related parties that require us to repurchase certain distribution assets in the event an IBO defaults on a loan with the related party. We are required to repurchase the route assets 30 days after default at the value as defined in the loan service agreement, which approximates fair market value. As of December 31, 2016, there were outstanding loans made to IBOs by the related parties of approximately $21.5 million, compared to $28.0 million as of January 2, 2016. Michael A. Warehime, our former Chairman of the Board, who passed away in August 2014, served as an officer and/or director of these entities. Patricia A. Warehime is the executrix, trustee and principal beneficiary of Mr. Warehime's estate and trust. Transactions with these related parties are primarily related to the collection and remittance of loan payments on notes receivable held by the affiliates. If IBOs default on loans, the related parties will purchase inventory in order to service the routes prior to our requirement to repurchase the route assets. Revenue from the sale of inventory to these related parties was approximately $0.5 million for 2016 and $0.7 million for 2015 and 2014. In addition, we are reimbursed for certain overhead and administrative services associated with the services provided to these related parties. The receivables from, payables to and administrative fees from these entities are not significant for any period presented.
One of our directors, C. Peter Carlucci, Jr., is a member of Eckert Seamans Cherin & Mellott, LLC (“Eckert”), which serves as one of our outside legal firms. Expenses incurred for services provided by Eckert were $0.3 million, $0.7 million, and $0.9 million for 2016, 2015 and 2014, respectively.

NOTE 18. OTHER COMPREHENSIVE INCOME
Total comprehensive income attributable to us, determined as net income adjusted by total other comprehensive income, was a loss of $2.5 million, and income of $51.1 million and $181.4 million for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively. Total other comprehensive loss presently consists of foreign currency translation adjustments and unrealized gains and losses from our derivative financial instruments accounted for as cash flow hedges.
Amounts reclassified out of accumulated other comprehensive income, net of tax, consisted of the following:

(in thousands)	Income Statement Location	2016	2015	2014
Losses on cash flow hedges reclassified out of accumulated other comprehensive income:
Interest rate swaps, net of tax of $394, $515 and $223, respectively	Interest expense, net	$(625)	$(749)	$(357)
Foreign currency forwards	Discontinued operations, net of income tax	—	—	(191)
Total cash flow hedge reclassifications, net of tax		$(625)	$(749)	$(548)

Foreign currency translation adjustments reclassified from accumulated other comprehensive income	Other income/expense	$—	$(1,236)	$—
Foreign currency translation adjustments reclassified from accumulated other comprehensive income	Discontinued operations, net of income tax	—	—	11,106
Total amounts reclassified from accumulated other comprehensive income		$(625)	$(1,985)	$10,558
During 2016, changes to the balance in accumulated other comprehensive loss were as follows:

(in thousands)	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
Balance as of January 2, 2016	$(630)	$—	$(630)

Other comprehensive income/(loss) before reclassifications	6,328	(24,300)	(17,972)
Losses reclassified from accumulated other comprehensive income	625	—	625
Total other comprehensive income/(loss)	6,953	(24,300)	(17,347)

Balance as of December 31, 2016	$6,323	$(24,300)	$(17,977)

During 2015, changes to the balance in accumulated other comprehensive loss were as follows:

(in thousands)	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
Balance as of January 3, 2015	$(270)	$(737)	$(1,007)

Other comprehensive loss before reclassifications	(1,109)	(499)	(1,608)
Losses reclassified from accumulated other comprehensive income	749	1,236	1,985
Total other comprehensive (loss)/income	(360)	737	377

Balance as of January 2, 2016	$(630)	$—	$(630)
During 2014, changes to the balance in accumulated other comprehensive income/(loss) were as follows:

(in thousands)	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
Balance as of December 28, 2013	$(574)	$10,745	$10,171

Other comprehensive loss before reclassifications	(244)	(376)	(620)
Losses/(gains) reclassified from accumulated other comprehensive income	548	(11,106)	(10,558)
Total other comprehensive income/(loss)	304	(11,482)	(11,178)

Balance as of January 3, 2015	$(270)	$(737)	$(1,007)
NOTE 19. SEGMENT REPORTING
We are engaged in the manufacturing, distribution, marketing and sale of snack food products. As a result of the Diamond Foods acquisition, we have two operating segments based on geographic operations that we aggregate into one reportable segment. We define operating segments as components of an organization for which discrete financial information is available and operating results are evaluated on a regular basis by the chief operating decision maker (“CODM”) in order to assess performance and allocate resources. Our CODM is our President and Chief Executive Officer. Characteristics of our organization which were relied upon in making the determination of two operating segments include the nature of the products that we sell, our organization's internal structure, and the information that is regularly reviewed by the CODM for the purpose of assessing performance and allocating resources. We aggregate our operating segments into a single reportable segment based on similarities between the operating segments’ economic characteristics, nature of products sold, production process, type of customer, methods of distribution, and regulatory environment.
Revenue by Product Category
Net revenue by product category was as follows:

(in thousands)	2016	2015	2014
Branded	$1,638,296	$1,190,191	$1,154,726
Partner brand	300,436	300,480	306,158
Other	170,495	165,728	160,036
Net revenue	$2,109,227	$1,656,399	$1,620,920
Prior year Partner brand revenues from the sale of Kettle Brand® potato chips are now classified as Branded revenues as a result of the Diamond Foods acquisition. For 2015 and 2014, we have reclassified $34.8 million and $33.8 million, respectively, of Partner brand revenue associated with Kettle Brand® potato chips to Branded revenue to be consistent with current year presentation.

Geographic Information
Revenue is attributable to the US, the Company’s country of domicile, and to international locations based on the country in which the product is produced. Net revenue by geographic location was as follows:

(in thousands)	2016	2015	2014
Location:
United States	$2,012,147	$1,656,399	$1,620,920
International	97,080	—	—
Net revenue	$2,109,227	$1,656,399	$1,620,920
Long-lived assets located in the US and international locations as of December 31, 2016 and January 2, 2016, were as follows:

(in thousands)	2016	2015
Location:
United States	$477,450	$401,465
International	24,434	—
Total	$501,884	$401,465
NOTE 20.  SIGNIFICANT CUSTOMERS
Sales to our largest retail customer, Wal-Mart Stores, Inc. ("Wal-Mart"), either through IBOs or our direct distribution network, were approximately 13% of net revenue in 2016, 13% of net revenue in 2015, and 14% of net revenue in 2014. Our sales to Wal-Mart do not include sales of our products that may be made to Wal-Mart by third-party distributors outside our DSD network. Sales to these third-party distributors represent approximately 5% of our net revenue and may increase sales of our products to Wal-Mart by an amount we are unable to estimate. Accounts receivable as of December 31, 2016 and January 2, 2016, included receivables from Wal-Mart totaling $21.0 million and $19.0 million, respectively.

NOTE 21.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
A summary of quarterly financial information follows:

(in thousands, except per share data)	2016 Quarter Ended
	April 2 (4)	July 2	October 1	December 31
Net revenue	$447,869	$561,292	$543,903	$556,163
Cost of sales	304,779	349,736	344,807	346,115
Gross profit (1)	143,090	211,556	199,096	210,048

Selling, general and administrative	121,555	160,121	152,980	159,301
Transaction and integration related expenses	48,978	9,945	3,656	3,693
Impairment charges	374	489	507	3,096
Other (income)/expense, net (2)	(833)	(1,141)	(3,471)	55
(Loss)/income before interest and income taxes	(26,984)	42,142	45,424	43,903

Loss on early extinguishment of debt	4,749	—	—	—
Interest expense, net	4,729	9,361	9,215	9,308
(Loss)/income before income taxes	(36,462)	32,781	36,209	34,595

Income tax (benefit)/expense	(13,614)	12,381	10,663	15,890
(Loss)/income from continuing operations	(22,848)	20,400	25,546	18,705
(Loss)/income from discontinued operations, net of income tax (3)	(2,546)	(783)	3,655	(27,426)
Net (loss)/income	(25,394)	19,617	29,201	(8,721)
Net income/(loss) attributable to non-controlling interests	37	(64)	(114)	(41)
Net (loss)/income attributable to Snyder’s-Lance, Inc.	$(25,431)	$19,681	$29,315	$(8,680)

Basic (loss)/earnings per share:
Continuing operations	$(0.29)	$0.21	$0.26	$0.19
Discontinued operations	(0.03)	—	0.04	(0.28)
Total basic (loss)/earnings per share	$(0.32)	$0.21	$0.30	$(0.09)

Diluted (loss)/earnings per share:
Continuing operations	$(0.29)	$0.21	$0.26	$0.19
Discontinued operations	(0.03)	(0.01)	0.04	(0.28)
Total diluted (loss)/earnings per share	$(0.32)	$0.20	$0.30	$(0.09)

Dividends declared per common share	$0.16	$0.16	$0.16	$0.16
Footnotes:
(1) During the first quarter of 2016, our gross profit was negatively impacted by the inventory step-up of $13.6 million required for purchase accounting related to the Diamond Foods acquisition.
(2) During the third quarter of 2016, we recognized an insurance settlement of $3.8 million related to a business interruption claim that resulted from an unexpected production outage in the fourth quarter of 2015.
(3) During the fourth quarter of 2016, we recognized a $32.6 million pre-tax loss on the sale of Diamond of California.
(4) As Diamond Foods was acquired on February 29, 2016, the first quarter revenue and expenses, with the exception of transaction and integration related expenses, are substantially less than the other three quarters.

(in thousands, except per share data)	2015 Quarter Ended
	April 4	July 4	October 3	January 2
Net revenue	$402,341	$431,428	$416,773	$405,857
Cost of sales	262,979	279,945	274,287	259,899
Gross profit	139,362	151,483	142,486	145,958

Selling, general and administrative	121,924	119,069	114,385	109,156
Transaction-related expenses (1)	—	—	450	7,252
Settlements of certain litigation	—	2,775	2,900	—
Impairment charges	—	—	—	11,997
Other (income)/expense, net	(1,529)	(184)	(386)	1,024
Income before interest and income taxes	18,967	29,823	25,137	16,529

Interest expense, net	2,467	2,671	2,851	2,864
Income before income taxes	16,500	27,152	22,286	13,665

Income tax expense	5,918	9,758	6,557	6,652
Net income	10,582	17,394	15,729	7,013
Net (loss)/income attributable to non-controlling interests	(54)	65	52	(30)
Net income attributable to Snyder’s-Lance, Inc.	$10,636	$17,329	$15,677	$7,043

Basic earnings per share	$0.15	$0.25	$0.22	$0.10
Diluted earnings per share	0.15	0.24	0.22	0.10

Dividends declared per common share	$0.16	$0.16	$0.16	$0.16
Footnotes:
(1) Transaction expenses relating to the Diamond Foods acquisition have been reclassified out of selling, general and administrative expense to conform to current year presentation.

NOTE 22.  SUBSEQUENT EVENTS

On February 8, 2017, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on March 3, 2017 to stockholders of record on February 23, 2017.

On February 23, 2017 we entered into an additional interest rate swap agreement to fix the variable rate on a portion of our $300 million term loans due February 2026. The new swap effectively fixes the variable rate to 2.06% on $100.0 million of underlying notional from June 2017 through December 2022.

On February 27, 2017, we entered into an amendment to the Credit Agreement with the term lenders party to the Credit Agreement and Bank of America, N.A., which amended the definition of EBIT in the Credit Agreement to be EBITDA minus, to the extent included in determining EBITDA, depreciation and amortization of the Company and its subsidiaries for the computation period.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended December 31, 2016, January 2, 2016 and January 3, 2015

(in thousands)	Beginning Balance	Additions/(Reductions) to Expense or Other Accounts	Deductions	Ending Balance
Fiscal year ended December 31, 2016
Allowance for doubtful accounts	$917	$472	$(99)	$1,290
Deferred tax asset valuation allowance	$637	$10,664	$(18)	$11,283
Fiscal year ended January 2, 2016
Allowance for doubtful accounts	$1,778	$1,104	$(1,965)	$917
Deferred tax asset valuation allowance	$626	$11	$—	$637
Fiscal year ended January 3, 2015
Allowance for doubtful accounts	$1,535	$1,573	$(1,330)	$1,778
Deferred tax asset valuation allowance	$469	$177	$(20)	$626

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Snyder’s-Lance, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Snyder’s-Lance, Inc. and its subsidiaries at December 31, 2016 and January 2, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for the classification of debt issuance costs in fiscal year 2016.

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

As described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded certain elements of the internal control over financial reporting of Diamond Foods from its assessment of the Company’s internal control over financial reporting as of December 31, 2016 because it was acquired by the Company in a purchase business combination during 2016. Subsequent to the acquisition, certain elements of Diamond Foods internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. We have also excluded these elements of the internal control over financial reporting of Diamond Foods from our audit of the Company’s internal control over financial reporting. The excluded elements represent controls over accounts of approximately 3.9% of consolidated assets and 13.5% of consolidated net revenues as of and for the year ended December 31, 2016.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
February 28, 2017

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures

Disclosure Controls and Procedures
As of the end of the period covered by this report, and pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(e) of the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Management has excluded certain elements of the internal control over financial reporting of Diamond Foods from its assessment of the Company’s internal control over financial reporting as of December 31, 2016 because it was acquired by the Company in a purchase business combination during 2016. Subsequent to the acquisition, certain elements of Diamond Food’s internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. Management has also excluded these elements of the internal control over financial reporting of Diamond Foods from our audit of the Company’s internal control over financial reporting. The excluded elements represent controls over accounts of approximately 3.9% of consolidated assets and 13.5% of consolidated net revenues as of and for the year ended December 31, 2016.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information

On February 27, 2017, we entered into an amendment to the Credit Agreement with the term lenders party to the Credit Agreement and Bank of America, N.A., which amended the definition of EBIT in the Credit Agreement to be EBITDA minus to the extent included in determining EBITDA, depreciation and amortization of the Company and its subsidiaries for the computation period.

PART III
Items 10 through 14 are incorporated by reference to the sections captioned Security Ownership of Principal Stockholders and Management, Proposal 1—Election of Directors, Corporate Governance, Compensation Committee Interlocks and Insider Participation, Compensation Committee Report, Equity Compensation Plan Information, Director Compensation, Executive Compensation, Related Person Transactions and Ratification of Selection of Independent Public Accounting Firm in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2017 and the Executive Officers of the Company in Part I of this Annual Report.
Code of Conduct
We have adopted a Code of Conduct that covers our officers, our Senior Financial Officers, including the Chief Executive Officer, Chief Financial Officer, Treasurer, Corporate Controller and Principal Accounting Officer and our employees. In addition, we have adopted a Code of Ethics which covers the members of the Board of Directors. Information about these codes are posted on our website at www.snyderslance.com.
We will disclose any substantive amendments to, or waivers from, our Code of Conduct for the Board of Directors on our website or in a report on Form 8-K.

PART IV

Item 15.  Exhibits and Financial Statement Schedules
(a)  1. Financial Statements
The following financial statements are filed as part of this report:

(a)	2. Financial Schedules.
The following financial schedules are filed as part of this report:

Page
Schedule II - Valuation and Qualifying Accounts	86
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
10.19*    Form of Executive Severance Agreement between the Registrant and each of Carl E. Lee, Jr., and Rodrigo F. Troni Pena, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2011 (File No. 0-398).
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
10.30*    Snyder’s-Lance, Inc. 2016 Key Employee Incentive Plan, incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form S-8 filed on May 13, 2016 (File No. 333-211376).
10.31*    Executive Severance Agreement, effective as of January 25, 2012, between the Registrant and Carl E. Lee, Jr., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on May 12, 2016 (File No. 0-398).
10.32*    Form of Executive Severance Agreement, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on May 12, 2016 (File No. 0-398).
10.33*    Executive Severance Agreement, effective as of December 21, 2015, between the Registrant and Gail Sharps Myers, filed herewith.

10.34*    Executive Severance Agreement, effective as of May 4, 2015, between the Registrant and Francis B. Schuster, filed herewith.
10.35    Amendment No. 4 to the Amended and Restated Credit Agreement, dated as of January 19, 2016, by and among the Registrant, Bank of America, National Association, as administrative agent and issuing lender, and each of the lenders party thereto, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on May 12, 2016 (File No. 0-398).
10.36    Amendment No. 1 to the Credit Agreement, dated as of January 19, 2016, among Registrant, the lenders party thereto and Bank of America, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on May 12, 2016 (File No. 0-398).
10.37*    Snyder’s-Lance, Inc. Annual Incentive Plan for Officers and Key Managers, dated March 30, 2016, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 9, 2016 (File No. 0-398).
10.38*    Snyder’s-Lance, Inc. Long-Term Performance Plan for Officers and Key Managers, dated March 30, 2016, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on August 9, 2016 (File No. 0-398).
10.39*    Snyder’s-Lance, Inc. 2016 Key Employee Incentive Plan Nonqualified Stock Option Form Agreement, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on November 8, 2016 (File No. 0-398).
10.40* Snyder’s-Lance, Inc. 2016 Key Employee Incentive Plan Restricted Stock Unit Form Agreement, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on November 8, 2016 (File No. 0-398).
10.41* Chief Financial Officer Offer Letter dated September 19, 2016, between the Registrant and Alexander W. Pease, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on November 8, 2016 (File No. 0-398).
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
101    The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the consolidated financial statements.
________________________________________
* Management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNYDER’S-LANCE, INC.

Dated: February 28, 2017	By:	/s/ Carl E. Lee, Jr.
Carl E. Lee, Jr.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Carl E. Lee, Jr.	President and Chief Executive Officer	February 28, 2017
Carl E. Lee, Jr.	and Director
(Principal Executive Officer)

/s/ Alexander W. Pease	Executive Vice President, Chief Financial	February 28, 2017
Alexander W. Pease	Officer
(Principal Financial Officer)

/s/ Margaret E. Wicklund	Vice President, Corporate Controller	February 28, 2017
Margaret E. Wicklund	and Assistant Secretary
(Principal Accounting Officer)

/s/ James W. Johnston	Chairman of the Board of Directors	February 28, 2017
James W. Johnston

/s/ Jeffrey A. Atkins	Director	February 28, 2017
Jeffrey A. Atkins

/s/ Peter P. Brubaker	Director	February 28, 2017
Peter P. Brubaker

/s/ C. Peter Carlucci, Jr.	Director	February 28, 2017
C. Peter Carlucci, Jr.

/s/ John E. Denton	Director	February 28, 2017
John E. Denton

/s/ Brian J. Driscoll	Director	February 28, 2017
Brian J. Driscoll

/s/ Lawrence V. Jackson	Director	February 28, 2017
Lawrence V. Jackson

/s/ David C. Moran	Director	February 28, 2017
David C. Moran

/s/ Dan C. Swander	Director	February 28, 2017
Dan C. Swander

/s/ Isaiah Tidwell	Director	February 28, 2017
Isaiah Tidwell

/s/ Patricia A. Warehime	Director	February 28, 2017
Patricia A. Warehime