Form 10-Q
period 2017-04-01
SNYDER'S-LANCE, INC.
filed 2017-05-10
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarter ended April 1, 2017
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
Yes ☑         No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐         No ☑

The number of shares outstanding of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of April 30, 2017, was 96,632,643 shares.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

INDEX

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS
This document includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our estimates, expectations, beliefs, intentions or strategies for the future, and the assumptions underlying such statements. We use the words “anticipates,” “believes,” "continues," "could," "designed," “estimates,” “expects,” “forecasts,” "goal," "initiate," "intends," “may,” “objective,” "plan," "potential," "pursue," "should," "target," "will," "would," or the negative of any of these words or similar expressions to identify our forward-looking statements that represent our judgment about possible future events. In making these statements we rely on assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe these judgments are reasonable, but these statements are not guarantees of any events or financial results, and our actual results may differ materially due to a variety of important factors, both positive and negative. Factors that could cause these differences include, but are not limited to, the risks and uncertainties set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, and those described from time to time in our other reports filed with the Securities and Exchange Commission.
Caution should be taken not to place undue reliance on our forward-looking statements, which reflect the expectations of management only as of the time such statements are made. Except as required by law, we undertake no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income/(Loss) (Unaudited)
For the Quarters Ended April 1, 2017 and April 2, 2016

	Quarter Ended
(in thousands, except per share data)	April 1, 2017	April 2, 2016
Net revenue	$531,501	$447,869
Cost of sales	346,735	304,779
Gross profit	184,766	143,090

Selling, general and administrative	159,463	121,555
Transaction and integration related expenses	1,107	48,978
Impairment charges	—	374
Other operating expense/(income), net	270	(505)
Operating income/(loss)	23,926	(27,312)

Other income, net	(1,016)	(328)
Income/(loss) before interest and income taxes	24,942	(26,984)

Loss on early extinguishment of debt	—	4,749
Interest expense, net	8,954	4,729
Income/(loss) before income taxes	15,988	(36,462)

Income tax expense/(benefit)	4,662	(13,614)
Income/(loss) from continuing operations	11,326	(22,848)
Loss from discontinued operations, net of income tax	—	(2,546)
Net income/(loss)	11,326	(25,394)
Net income attributable to non-controlling interests	164	37
Net income/(loss) attributable to Snyder’s-Lance, Inc.	$11,162	$(25,431)

Amounts attributable to Snyder's-Lance, Inc.:
Continuing operations	$11,162	$(22,885)
Discontinued operations	—	(2,546)
Net income/(loss) attributable to Snyder's-Lance, Inc.	$11,162	$(25,431)

Basic earnings/(loss) per share:
Continuing operations	$0.12	$(0.29)
Discontinued operations	—	(0.03)
Total basic earnings/(loss) per share	$0.12	$(0.32)

Weighted average shares outstanding - basic	96,193	79,953

Diluted earnings/(loss) per share:
Continuing operations	$0.11	$(0.29)
Discontinued operations	—	(0.03)
Total diluted earnings/(loss) per share	$0.11	$(0.32)

Weighted average shares outstanding - diluted	97,620	79,953

Dividends declared per common share	$0.16	$0.16

See Notes to the condensed consolidated financial statements (unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income/(Loss) (Unaudited)
For the Quarters Ended April 1, 2017 and April 2, 2016

	Quarter Ended
(in thousands)	April 1, 2017	April 2, 2016
Net income/(loss)	$11,326	$(25,394)

Net unrealized (gain)/loss on derivative instruments, net of income tax	(425)	1,124
Foreign currency translation adjustment, net of income tax	(3,283)	(6,651)
Total other comprehensive income	(3,708)	(5,527)

Total comprehensive income/(loss)	15,034	(19,867)
Comprehensive income attributable to non-controlling interests	164	37
Total comprehensive income/(loss) attributable to Snyder’s-Lance, Inc.	$14,870	$(19,904)
See Notes to the condensed consolidated financial statements (unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
As of April 1, 2017 and December 31, 2016

(in thousands, except share and per share data)	April 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$20,193	$35,409
Restricted cash	446	714
Accounts receivable, net of allowances of $1,327 and $1,290, respectively	192,274	210,723
Receivable from the sale of Diamond of California	—	118,577
Inventories, net	181,157	173,456
Prepaid income taxes and income taxes receivable	4,963	5,744
Assets held for sale	21,636	19,568
Prepaid expenses and other current assets	31,201	27,666
Total current assets	451,870	591,857

Noncurrent assets:
Fixed assets, net	494,815	501,884
Goodwill	1,319,778	1,318,362
Other intangible assets, net	1,369,286	1,373,800
Other noncurrent assets	51,198	48,173
Total assets	$3,686,947	$3,834,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$49,000	$49,000
Accounts payable	112,453	99,249
Accrued compensation	26,897	44,901
Accrued casualty insurance claims	3,740	4,266
Accrued marketing, selling and promotional costs	46,819	50,179
Other payables and accrued liabilities	40,430	47,958
Total current liabilities	279,339	295,553

Noncurrent liabilities:
Long-term debt, net	1,104,237	1,245,959
Deferred income taxes, net	384,299	378,236
Accrued casualty insurance claims	13,990	13,049
Other noncurrent liabilities	22,304	25,609
Total liabilities	1,804,169	1,958,406

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.83 1/3 par value. 110,000,000 shares authorized; 96,591,878 and 96,242,784 shares outstanding, respectively	80,490	80,199
Preferred stock, $1.00 par value. 5,000,000 shares authorized; no shares outstanding	—	—
Additional paid-in capital	1,605,871	1,598,678
Retained earnings	191,485	195,733
Accumulated other comprehensive loss	(14,269)	(17,977)
Total Snyder’s-Lance, Inc. stockholders’ equity	1,863,577	1,856,633
Non-controlling interests	19,201	19,037
Total stockholders’ equity	1,882,778	1,875,670
Total liabilities and stockholders’ equity	$3,686,947	$3,834,076
See Notes to the condensed consolidated financial statements (unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Quarters Ended April 1, 2017 and April 2, 2016

	Quarter Ended
(in thousands)	April 1, 2017	April 2, 2016
Operating activities:
Net income/(loss)	$11,326	$(25,394)
Adjustments to reconcile net income/(loss) to cash from operating activities:
Depreciation and amortization	24,607	20,558
Stock-based compensation expense	2,454	14,270
Loss/(gain) on sale of fixed assets, net	396	(25)
Gain on sale of route businesses, net	(96)	(536)
Loss on early extinguishment of debt	—	4,749
Impairment charges	—	374
Deferred income taxes	4,360	(15,734)
Provision for doubtful accounts	168	252
Changes in operating assets and liabilities, excluding business acquisitions, divestitures and foreign currency translation adjustments	(12,575)	30,969
Net cash provided by operating activities	30,640	29,483

Investing activities:
Purchases of fixed assets	(11,531)	(11,976)
Purchases of route businesses	(4,686)	(11,909)
Purchase of equity method investment	(1,500)	—
Proceeds from sale of fixed assets	106	153
Proceeds from sale of route businesses	2,862	11,785
Proceeds from sale of investments	321	—
Proceeds from sale of discontinued operations	121,681	—
Business acquisition, net of cash acquired	—	(1,020,164)
Net cash provided by/(used in) investing activities	107,253	(1,032,111)

Financing activities:
Dividends paid to stockholders	(15,410)	(11,355)
Debt issuance costs	—	(6,048)
Issuances of common stock	6,319	2,775
Excess tax benefits from stock-based compensation	—	176
Share repurchases, including shares surrendered for tax withholding	(1,289)	(5,995)
Payments on capital leases	(917)	—
Repayments of long-term debt	(12,250)	(106,170)
Proceeds from issuance of long-term debt	—	1,130,000
Repayments of revolving credit facility	(165,000)	(57,000)
Proceeds from revolving credit facility	35,000	57,000
Net cash (used in)/provided by financing activities	(153,547)	1,003,383

Effect of exchange rate changes on cash	170	97

Net (decrease)/increase	(15,484)	852
Cash, cash equivalents and restricted cash at beginning of period	36,123	40,071
Cash, cash equivalents and restricted cash at end of period	$20,639	$40,923

Supplemental information:
Cash paid for income taxes, net of refunds of $327 and $217, respectively	$227	$1,444
Cash paid for interest	$8,596	$4,614

Non-cash investing activities:
Decrease in fixed asset expenditures included in accounts payable	$817	$74
Liability for dissenters and other future cash payments associated with the acquisition of Diamond Foods (Note 4)	$—	$13,688

Non-cash financing activities:
Common stock and stock-based compensation issued for business acquisitions	$—	$800,987
See Notes to the condensed consolidated financial statements (unaudited).

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Snyder’s-Lance, Inc. (the “Company,” "we," "us," or "our") have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. All intercompany balances and transactions have been eliminated. We use the equity method to account for investments over which we exercise significant influence but do not control. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission (the "SEC") on February 28, 2017 (the "2016 Form 10-K"). In our opinion, these unaudited condensed consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly our unaudited condensed consolidated financial statements for the interim periods presented herein. The unaudited condensed consolidated results of operations for the first quarter of fiscal year 2017, is not necessarily indicative of the results to be expected for the full year.

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

Certain prior year amounts have been reclassified to conform to current year presentation. The Company has elected to separately disclose other operating expense/(income), net and other income, net. In addition, the Company has included the caption operating income/(loss) on its Condensed Consolidated Statements of Income/(Loss). The items included in other operating expense/(income), net include: gains or losses on sale of property, plant and equipment; gains or losses on sale of route businesses; and royalty income. The items included in other income, net include: foreign exchange gains or losses; and equity income or losses from nonconsolidated entities. These reclassifications had no effect on previously reported results of operations or retained earnings.

Our significant accounting policies are summarized in Note 1 to the consolidated financial statements included in our 2016 Form 10-K.

Discontinued Operations Presentation
As discussed in Note 3, amounts included in the Condensed Consolidated Statements of Income/(Loss) for prior periods have been reclassified to separate amounts related to discontinued operations from continuing operations. Accordingly, unless otherwise stated, amounts disclosed within the notes to the condensed consolidated financial statements exclude amounts related to discontinued operations. The Condensed Consolidated Statements of Cash Flows were not adjusted for presentation of discontinued operations in prior periods as no adjustment was required by the applicable accounting standards.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 2. NEW ACCOUNTING STANDARDS

Recently Adopted

On November 17, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-18, Restricted Cash. This accounting standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The amendment should be adopted retrospectively. We early adopted this guidance in the first quarter of fiscal year 2017 and the adoption resulted in reclassifications of $0.3 million cash inflows from investing activities to operating activities for each of the quarters ended April 1, 2017 and April 2, 2016.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows as of April 1, 2017.

(in thousands)	April 1, 2017	December 31, 2016
Cash and cash equivalents	$20,193	$35,409
Restricted cash	446	714
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$20,639	$36,123

On August 26, 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. This accounting standard is intended to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. We adopted this guidance in the first quarter of fiscal year 2017 and the impact on our Condensed Consolidated Statements of Cash Flows was a reclassification of $6.2 million cash outflows from operating activities to repayments of long-term debt within financing activities for the quarter ended April 2, 2016. Included within operating activities is the additional caption for a $4.7 million: Loss on early extinguishment of debt, the removal of $1.3 million in the caption: Gain on write-off of debt premium, and the remaining impact was to Changes in operating assets and liabilities, excluding business acquisitions, divestitures and foreign currency translation adjustments.

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The updated guidance includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. We adopted the accounting standard in the first quarter of fiscal year 2017 and the impact to our condensed consolidated financial statements are as follows:

•
Excess tax benefits for share-based payments were previously recorded through income tax receivable and equity, and presented as a financing cash flow. As a result of adopting this accounting standard, excess tax benefits for share-based payments are recorded as an adjustment to income tax expense and reflected in operating cash flows. We elected to adopt this provision of the accounting standard prospectively which resulted in an income tax benefit of $1.4 million for the first quarter of fiscal year 2017.

•
The guidance allows the employer to withhold up to the maximum statutory tax rates in the applicable jurisdictions without triggering liability accounting. Our accounting treatment of outstanding equity awards was not impacted by our adoption of this provision of the accounting standard.

•
The guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. We did not make this election, and continue to account for forfeitures on an estimated basis.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Not Yet Adopted

On January 26, 2017 the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. This accounting standard simplifies how an entity is required to test goodwill for impairment by eliminating step 2 from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Instead, entities should perform annual or interim goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the excess of carrying amount over the fair value of the respective reporting unit. The guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early application of the ASU is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating whether we will early adopt this standard as part of our fiscal year 2017 annual and interim impairment tests. As this standard is prospective in nature, the impact to our financial statements by not performing step 2 to measure the amount of any potential goodwill impairment will depend on various factors. However, the elimination of step 2 will reduce the complexity of the subsequent remeasurement of goodwill.

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

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases. This ASU requires us to recognize a lease liability for the obligation to make lease payments, measured at the present value on a discounted basis, and a right-of-use (“ROU”) asset for the right to use the underlying asset for the duration of the lease term, measured at the lease liability amount adjusted for lease prepayments, lease incentives received and initial direct costs.  The lease liability and ROU asset are recognized in the balance sheet at the commencement of the lease.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Operating leases will result in straight line expense while finance leases will result in a front-loaded expense pattern. Classification will be based on criteria that are largely similar to those applied in current lease accounting. ASU 2016-02 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2018, and requires the use of a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period presented in the financial statements.  Early application of the ASU is permitted.  We are currently evaluating the impact this accounting standard will have on our condensed consolidated financial statements.

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

Other amendments to GAAP in the US that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our condensed consolidated financial statements upon adoption.
NOTE 3. DISCONTINUED OPERATIONS

Sale of Diamond of California
On November 28, 2016, we entered into a definitive agreement to sell our culinary nuts business (comprised primarily of the Diamond of California® brand and the Stockton, CA facility; collectively "Diamond of California"). The sale of Diamond of California represented a strategic shift in our business that will have a significant impact on our operations and financial results, and aligns with our strategy to focus more resources on the growth opportunities for our snack food brands. On December 31, 2016, we completed the sale for estimated net proceeds of $128.6 million, consisting of $118.6 million of cash and $10.0 million in a promissory note. On January 3, 2017, we received $121.7 million cash proceeds from the sale of Diamond of California, which was based on preliminary working capital and estimated walnut pricing liability. As of December 31, 2016, we had a receivable due from the purchaser of $118.6 million recorded in receivable from the sale of Diamond of California on our Condensed Consolidated Balance Sheet. The difference represents adjustments that were made to preliminary working capital. The purchase price is still subject to normal working capital adjustments as well as a post-closing adjustment to working capital based on the final California Department of Food and Agriculture Walnut/Raisin/Prune Report State Summary - 2016 Crop Year, which is expected to be completed in the fourth quarter of fiscal year 2017. The purchase price is net of an estimated liability of $2.6 million related to walnut pricing. This estimate may change throughout 2017 until the final walnut price is determined in the fourth quarter.
The promissory note is due on June 30, 2025. Interest on the principal balance of this promissory note is payable annually and accrues at a rate per annum equal to the 30-day LIBOR rate, plus 3.00%, provided that in no event shall the applicable rate exceed 6.00% per annum. The note is recorded within other noncurrent assets on our Condensed Consolidated Balance Sheets.
As a result of the sale of Diamond of California, revenues and expenses that no longer continued after the sale of Diamond of California, and where we had no substantial continuing involvement, were reclassified to discontinued operations in the Condensed Consolidated Statements of Income/(Loss).

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the quarter ended April 2, 2016, income statement amounts associated with discontinued operations were as follows:

(in thousands)	2016
Net revenue	$14,896
Cost of sales	15,832
Gross loss	(936)
Selling, general and administrative	2,634
Transaction and integration related expenses	328
Loss from discontinued operations before income taxes	(3,898)
Income tax benefit	(1,352)
Loss from discontinued operations, net of income tax	$(2,546)
The gross loss from discontinued operations was primarily a result of the inventory step-up in the preliminary purchase price allocation, which increased cost of sales by $2.3 million during the quarter. The discontinued operations pretax loss activity generated income tax benefit of $1.4 million, with an effective tax rate of 34.7%. The impact of discontinued operations on the Condensed Consolidated Statement of Cash Flows for the first quarter of fiscal year 2016 was not material.
In connection with the sale of Diamond of California, we entered into a Supply Agreement ("Walnut Supply Agreement") to procure walnuts from the purchaser for an initial term of five years subsequent to the sale transaction, which will be used in the manufacture of Emerald® branded products. Under the Walnut Supply Agreement, the purchaser has the right to match third party offers for sale of such walnuts to us.
Additionally, we entered into a Transition Services Agreement ("Stockton TSA") and a Facility Use Agreement ("Stockton FUA"), both effective immediately subsequent to the sale transaction, to facilitate the orderly transfer of Emerald® and Pop Secret® business operations to our Company-owned facilities. The Stockton TSA stipulates certain finance, accounting, sales, marketing, human resources, information technology, supply chain, manufacturing, and other general services to be provided between us and the purchaser, during an initial term of 120 days. The Stockton FUA has an initial term of six months and provides us with the right to access Diamond of California's Stockton, CA manufacturing facility, for the purpose of manufacturing certain Emerald® branded products. Permitted uses under the Stockton FUA include use of certain equipment and storage of inventories related to the Emerald® production process. However, we are making efforts to accelerate the transition and may not need the entire initial term under the Stockton TSA and/or the Stockton FUA.
NOTE 4. BUSINESS ACQUISITIONS
On February 29, 2016, we acquired Diamond Foods, Inc. ("Diamond Foods") for $1,857.2 million in a cash and stock transaction, including our repayment of $651.0 million of Diamond Foods’ indebtedness, accrued interest and related fees. Diamond Foods was a leading snack food company that possessed five brands including Kettle Brand® potato chips, KETTLE® Chips, Pop Secret® popcorn, Emerald® snack nuts, and Diamond of California® culinary nuts. As a result of the acquisition, Diamond Foods became our wholly-owned subsidiary. We also obtained 26% of the outstanding shares of Metcalfe's Skinny Limited ("Metcalfe"), owner of Metcalfe's skinny®, a premium ready-to-eat ("RTE") popcorn brand in the United Kingdom ("U.K.").
Additionally, at the effective time of the acquisition, all outstanding Diamond Foods stock-based compensation awards, then comprised of restricted shares, restricted units, performance-based restricted units, and stock options, converted to replacement Snyder's-Lance awards or were settled with merger consideration as described within the Registration Statement on Form S-4 we filed with the SEC on January 20, 2016. The fair value of the replacement awards, whether vested or unvested, was included in the purchase price to the extent that pre-acquisition services had been rendered. The purchase price also included the fair value of accelerated vesting for awards that vested at the acquisition date due to change in control provisions. The remainder of the fair value of the unvested outstanding replacement awards are being recorded as compensation expense over the applicable future vesting period in the periods following the acquisition date.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The acquisition was accounted for as a business combination. Management used its best estimate in the preliminary allocation of the purchase price to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities as of April 2, 2016. Subsequent to the quarter ended April 2, 2016, we adjusted our initial purchase price allocation for changes in the valuation of certain assets and liabilities throughout the year ended December 31, 2016. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, included within these adjustments was a correction to acquired cash of $6.6 million and the corresponding amount to accounts payable as a result of Diamond Foods' prior cash accounting, which resulted in a reclassification of a cash outflow from operating activities to investing activities on the Condensed Consolidated Statement of Cash Flows for the quarter ended April 2, 2016. The impact of the remaining adjustments on previously presented condensed consolidated financial statements was not significant.
In addition, we recorded payables of $13.7 million for certain dissenting shareholders of Diamond Foods and other future cash payments associated with the acquisition as of April 2, 2016, which is reflected as non-cash investing activity for the period. During the year ended December 31, 2016, a settlement was reached with such dissenting shareholders and we paid such liability and recognized an additional $2.1 million as a transaction related expense subsequent to April 2, 2016.
Transaction and integration related expenses associated with the acquisition of Diamond Foods were approximately $49.0 million for the first quarter of fiscal year 2016, and are included in a separate line in the Condensed Consolidated Statements of Income/(Loss). These expenses primarily consisted of severance and retention costs, accelerated stock-based compensation, investment banking fees and other professional fees and legal costs associated with completion of the acquisition and subsequent integration of Diamond Foods.
Diamond Foods' results were included in our Condensed Consolidated Statements of Income/(Loss) from February 29, 2016. Incremental net revenue from Diamond Foods of $48.3 million was included for the first quarter of fiscal year 2016. A portion of Diamond Foods' revenue was eliminated in consolidation as it was sold to our other Snyder's-Lance subsidiaries for distribution through our national direct-store-delivery distribution network ("DSD network"). As a result of progress made integrating Diamond Foods, it is impracticable to disclose separately Diamond Foods' contributions to income before income taxes in the first quarter of 2016.
The following unaudited pro forma consolidated financial information has been prepared as if the acquisition of Diamond Foods had taken place at the beginning of first quarter of fiscal year 2016. The unaudited pro forma results include estimates and assumptions regarding increased amortization of intangible assets related to the acquisition, reduced interest expense related to debt due to lower interest rates associated with the new combined debt and the related tax effects, and reductions of non-recurring transaction-related expenses. Pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated, or that may result in the future for various reasons including the potential impact of revenue and cost synergies on the business.

(in thousands)	Q1 2016
Net revenue (1)	$592,379
Net income attributable to Snyder's-Lance, Inc. (1)	$23,711
(1) The unaudited pro forma consolidated financial information does not reflect the sale of Diamond of California.

Acquisition of Metcalfe's Skinny Limited
On September 1, 2016, we completed the acquisition of the remaining 74% interest of Metcalfe for approximately $9.7 million. Metcalfe is the U.K.'s leading RTE premium popcorn brand, in addition to a growing range of corn and rice cake products.

Because of our purchase of the remaining 74% interest in Metcalfe, the equity of the entire entity was increased to fair value, which resulted in the revaluation of our prior 26% interest. However, as this 26% interest was recorded at fair value in the Diamond Foods' opening balance sheet on February 29, 2016, the revaluation did not result in a significant gain or loss. The fair value of 100% of Metcalfe was determined to be $13.2 million, of which $1.5 million was preliminarily allocated to current assets, $7.2 million to goodwill, $8.8 million to other intangible assets and $4.3 million to total liabilities. During the quarter ended April 1, 2017, we made several immaterial adjustments to the opening balance sheet. Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Our 26% share of income for the period subsequent to February 29, 2016, was not material for the first quarter of fiscal year 2016 and was included in other income, net, in the Condensed Consolidated Statements of Income/(Loss). Subsequent to our acquisition of the remaining 74% of Metcalfe on September 1, 2016, Metcalfe's results were consolidated into our Condensed Consolidated Statements of Income/(Loss).
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

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and are treated as a separate class of securities in calculating earnings per share pursuant to the two-class method. We have granted and expect to continue to grant restricted shares with non-forfeitable rights to dividends and restricted units with non-forfeitable rights to dividend equivalents. We include these awards in our calculation of basic and diluted earnings per share using the two-class method when we have undistributed income after considering the effect of dividends declared during the period. In the first quarters of both fiscal year 2017 and fiscal year 2016, we did not have undistributed income and therefore did not include these awards in our calculation of basic and diluted earnings per share as computed in the table below:

	Quarter Ended
(in thousands, except per share data)	April 1, 2017	April 2, 2016
Basic EPS:
Income/(loss) from continuing operations attributable to Snyder's-Lance, Inc.	$11,162	$(22,885)
Less: Income from continuing operations allocated to participating securities	—	—
Income/(loss) from continuing operations allocated to common shares	$11,162	$(22,885)
Weighted average shares outstanding – Basic	96,193	79,953
Earnings/(loss) per share – Basic	$0.12	$(0.29)

Diluted EPS:
Weighted average shares outstanding – Basic	96,193	79,953
Effect of dilutive stock options, restricted units and performance-based restricted units on shares outstanding	1,427	—
Weighted average shares outstanding – Diluted	97,620	79,953
Earnings/(loss) per share – Diluted	$0.11	$(0.29)

Basic and diluted loss per share from discontinued operations for the first quarter of fiscal year 2016 were each $0.03.

There were approximately 717,000 in stock options and performance-based restricted units excluded from the calculation of diluted earnings per share for the first quarter of fiscal year 2017, because their effects were anti-dilutive. Due to the net loss incurred during the first quarter of fiscal year 2016, basic weighted average shares outstanding were required to be used for diluted loss per share. This resulted in approximately 849,000 potentially dilutive shares and approximately 137,000 anti-dilutive shares excluded from diluted weighted average shares outstanding for the first quarter of fiscal year 2016.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 6. STOCK-BASED COMPENSATION
Stock-based compensation expense recorded in the Condensed Consolidated Statements of Income/(Loss) was $2.5 million and $14.2 million for the first quarters of fiscal year 2017 and fiscal year 2016, respectively. The acquisition of Diamond Foods resulted in a significant amount of prior Diamond Foods stock-based compensation awards converting to replacement Snyder's-Lance awards. For the first quarter of fiscal year 2016, within transaction-related expenses on the Condensed Consolidated Statements of Income/(Loss), we recognized $12.3 million in stock-based compensation expense and $1.0 million in cash compensation expense from replacement awards that vested due to acceleration clauses within employment agreements with former Diamond Foods executives.
During the first quarter of fiscal year 2017, we issued 629,739 stock options at an exercise price of $39.56 per share, 90,705 restricted shares, 72,546 performance-based restricted units and 533 restricted units to employees and directors. During the first quarter of fiscal year 2016, we issued 787,956 stock options with an exercise price of $30.60 per share, 102,477 restricted shares, 81,999 performance-based restricted units and 123 restricted units to employees and directors. We account for option awards based on the fair value-method using the Black-Scholes model. The following assumptions were used to determine the fair value of options granted during the first quarter of fiscal year 2017:

April 1, 2017
Assumptions used in Black-Scholes pricing model:
Expected dividend yield	1.62%
Risk-free interest rate	1.77%
Expected life	4.5 years
Expected volatility	19.16%
Fair value per share of options granted	$6.03
The fair value of the performance-based restricted units issued during the first quarter of fiscal year 2017, will be determined using a Monte Carlo simulation as was calculated in the prior year.
To cover withholding taxes payable by employees upon the vesting of restricted shares, in the first quarter of fiscal year 2017, we repurchased 28,703 shares of common stock. For the first quarter of fiscal year 2016, we repurchased 22,716 shares of common stock for the vesting of Snyder's-Lance employee incentive awards and 58,757 shares for the vesting of replacement awards converted from prior Diamond Foods awards.
In addition, we recorded $0.8 million in incentive compensation income and $0.2 million in incentive compensation expense for our performance-based cash incentive plans for the first quarters of fiscal year 2017 and fiscal year 2016, respectively. The income recorded during the first quarter of fiscal year 2017 was due to an adjustment made to lower the expected attainment for the performance-based plans.
NOTE 7. INVENTORIES
Inventories consisted of the following:

(in thousands)	April 1, 2017	December 31, 2016
Finished goods	$111,389	$100,107
Work in process	2,569	1,949
Raw materials	22,855	32,095
Maintenance parts, packaging and supplies	44,344	39,305
Total inventories, net	$181,157	$173,456

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 8. FIXED ASSETS
Fixed assets consisted of the following:

(in thousands)	April 1, 2017	December 31, 2016
Land and land improvements	$37,903	$37,835
Buildings and building improvements	193,448	192,874
Machinery, equipment and computer systems	617,113	607,869
Trucks, trailers and automobiles	32,439	32,723
Furniture and fixtures	4,556	4,720
Construction in progress	20,654	22,098
Capital leases (1)	2,725	3,303
	$908,838	$901,422
Accumulated depreciation	(413,990)	(399,472)
	494,848	501,950
Fixed assets held for sale	(33)	(66)
Fixed assets, net	$494,815	$501,884
(1) Gross amounts of assets recorded under capital leases represent machinery, equipment and computer systems as of April 1, 2017.
Depreciation expense related to fixed assets was $17.7 million and $15.9 million during the first quarters of fiscal year 2017 and fiscal year 2016, respectively.
There were no fixed asset impairment charges during the first quarter of fiscal year 2017. We recorded $0.4 million of fixed asset impairment charges during the first quarter of fiscal year 2016.
NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the first quarter of fiscal year 2017 were as follows:

(in thousands)	Carrying Amount
Balance as of December 31, 2016	$1,318,362
Business acquisition measurement period adjustments	194
Changes in foreign currency exchange rates	1,285
Goodwill reclassified to assets held for sale	(63)
Balance as of April 1, 2017	$1,319,778

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Other intangible assets, except those classified as held for sale consisted of the following:

(in thousands)	Gross Carrying Amount	Cumulative Impairments	Accumulated Amortization	Net Carrying Amount
As of April 1, 2017:
Customer and contractual relationships(1) – amortized	$494,627	$—	$(64,921)	$429,706
Non-compete agreement – amortized	710	—	(447)	263
Developed technology – amortized	2,700	—	(506)	2,194
Reacquired rights – amortized	3,100	—	(2,198)	902
Patents – amortized	8,600	—	(3,503)	5,097
Routes – unamortized	10,751	(45)	—	10,706
Trademarks(2)– unamortized	927,118	(6,700)	—	920,418
Balance as of April 1, 2017	$1,447,606	$(6,745)	$(71,575)	$1,369,286

As of December 31, 2016:
Customer and contractual relationships – amortized	$493,026	$—	$(58,314)	$434,712
Non-compete agreement – amortized	710	—	(417)	293
Developed technology – amortized	2,700	—	(460)	2,240
Reacquired rights – amortized	3,100	—	(2,101)	999
Patents – amortized	8,600	—	(3,308)	5,292
Routes – unamortized	10,869	(45)	—	10,824
Trademarks – unamortized	926,140	(6,700)	—	919,440
Balance as of December 31, 2016	$1,445,145	$(6,745)	$(64,600)	$1,373,800

(1) The translation impact on customer relationships for the first quarter of fiscal year 2017 was an increase of $1.6 million.
(2) The translation impact on trademarks for the first quarter of fiscal year 2017 was an increase of $1.0 million.
Amortization expense related to intangibles was $6.9 million and $4.3 million for the first quarters of fiscal year 2017 and fiscal year 2016, respectively.
Routes and trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. Although not amortized, they are reviewed for impairment as conditions change or at least on an annual basis. There were no impairments during the first quarters of fiscal year 2017 and fiscal year 2016.
In addition to the $539.1 million in trademarks acquired in the Diamond Foods acquisition, certain trademarks with a total book value of $12.9 million as of April 1, 2017, currently have a book value which approximates fair value. Any adverse changes in the use of these trademarks or the sales volumes of the associated products could result in an impairment charge in the future. No triggering events occurred between the most recent annual impairment assessment and April 1, 2017.
The changes in the carrying amount of route intangibles for the first quarter of fiscal year 2017 were as follows:

(in thousands)	Carrying Amount
Balance as of December 31, 2016	$10,824
Routes reclassified to assets held for sale	(118)
Balance as of April 1, 2017	$10,706

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Route businesses, including route intangibles and associated goodwill, allocated to assets held for sale represent assets available for sale in their present condition and for which actions to complete a sale have been initiated. The changes in the carrying amount of route businesses held for sale for the first quarter of fiscal year 2017 were as follows:

(in thousands)	Carrying Amount
Balance as of December 31, 2016	$19,502
Purchases of route businesses held for sale	4,686
Sales of route businesses held for sale	(2,766)
Reclassifications from route intangibles and goodwill	181
Balance as of April 1, 2017	$21,603
For the first quarter of fiscal year 2017, net gains on the sale of route businesses consisted of $0.7 million in gains and $0.6 million in losses and are included within other operating income on the Condensed Consolidated Statements of Income/(Loss). The majority of the route business purchases and sales were due to route reengineering projects that were initiated in order to maximize the efficiency of route territories for the independent business owners ("IBOs").
For the first quarter of fiscal year 2016, net gains on the sale of route businesses consisted of $1.0 million in gains and $0.5 million in losses and are included within other operating income on the Condensed Consolidated Statements of Income/(Loss). The majority of the route business purchases and sales were due to the reengineering of route businesses to accommodate new customers and additional Partner brand business obtained in the impacted markets as well as the decision to sell certain route businesses that were previously owned by us. See Note 14 for further information related to IBOs.
NOTE 10. LONG-TERM DEBT
Long-term debt outstanding consisted of the following:

(in thousands)	April 1, 2017	December 31, 2016
Revolving credit facility	$97,000	$227,000
Other long-term debt	1,066,000	1,078,250
Debt issuance costs, net	(9,763)	(10,291)
Total debt, net	1,153,237	1,294,959
Current portion of long-term debt	(49,000)	(49,000)
Total long-term debt, net	$1,104,237	$1,245,959
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
As a result of the Credit Agreement, we entered into certain amendments to our existing credit agreement (the "Amended and Restated Credit Agreement"). Our Amended and Restated Credit Agreement contains a revolving credit facility which allows us to make revolving credit borrowings of up to $375.0 million through May 2019. As of April 1, 2017 and December 31, 2016, we had available $278.0 million and $148.0 million, respectively, of unused borrowings. During the first quarter of fiscal year 2017, we borrowed $35.0 million from our revolving credit facility and repaid $165.0 million primarily with the proceeds from the sale of Diamond of California. During the first quarter of fiscal year 2016, there were $57.0 million in proceeds from draws on our revolving credit facility which were used to repay our private placement senior notes as noted below. In addition, we repaid the $57.0 million with cash flows from operations during the quarter ended April 2, 2016.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Under certain circumstances and subject to certain conditions, we have the option to increase available credit under the revolving credit agreement by up to $200.0 million for the remaining life of the facility. Revolving credit borrowings incur interest based on a Eurodollar rate plus an applicable margin of between 0.795% and 1.450%, or the base rate plus an applicable margin of between 0% and 0.45%. The applicable margin is determined by certain financial ratios and was 1.450% for Eurodollar rate loans and 0.45% for base rate loans as of April 1, 2017. The revolving credit facility also requires us to pay a facility fee ranging from 0.08% to 0.25% on the entire $375.0 million based on certain financial ratios. The facility fee rate was 0.250% on April 1, 2017.
Our obligations under the Credit Agreement are guaranteed by all of our existing and future direct and indirect wholly-owned domestic subsidiaries other than any such subsidiaries that, taken together, do not represent more than 10% of our total domestic assets or domestic revenues and our wholly-owned domestic subsidiaries. The Credit Agreement contains customary representations, warranties and covenants. The financial covenants pursuant to the original Credit Agreement included a maximum total debt to EBITDA ratio, as defined in the Credit Agreement, of 4.75 to 1.00 for the second quarter in 2016, decreasing to 4.25 to 1.00 in the fourth quarter in 2016, 4.00 to 1.00 for the second quarter in 2017, 3.75 to 1.00 for the third quarter in 2017 and 3.50 to 1.00 for the fourth quarter in 2017 and all quarters thereafter. For the first quarter of fiscal year 2017 the maximum ratio allowed was 4.25 to 1.00, and our total debt to EBITDA ratio was 4.03 to 1.00. On May 8, 2017, to alleviate risk of not complying with our total debt to EBITDA ratio requirement in 2017, as well as to provide additional financial flexibility, we amended our Credit Agreement to extend the maximum total debt to EBITDA ratio covenant to be 4.25 to 1.00 through the first quarter in 2018, 4.00 to 1.00 for the second quarter in 2018, 3.75 to 1.00 for the third quarter in 2018 and 3.50 to 1.00 for the fourth quarter in 2018 and all quarters thereafter ("Amended Credit Agreement"). In addition, our Amended Credit Agreement provides for adjusted EBITDA to include up to $20.0 million, during the lifetime of the Amended Credit Agreement, of non-recurring costs and expenses paid in cash, as defined. There were no other amendments to the original Credit Agreement.
The financial covenants also include a minimum interest coverage ratio of 2.50 to 1.00. Other covenants include, but are not limited to, limitations on: (i) liens, (ii) dispositions of assets, (iii) mergers and consolidations, (iv) loans and investments, (v) subsidiary indebtedness, (vi) transactions with affiliates and (vii) certain dividends and distributions. The Amended Credit Agreement contains additional customary events of default, including a cross default provision and change of control provisions. If an event of default occurs and is continuing, we may be required to repay all amounts outstanding under the Amended Credit Agreement. As of April 1, 2017, we are in compliance with all our debt covenants.
On February 27, 2017, we entered into an amendment to the Credit Agreement with the term lenders party to the Credit Agreement and Bank of America, N.A., which amended the definition of EBIT in the Credit Agreement to be EBITDA minus, to the extent included in determining EBITDA, depreciation and amortization of our Company and its subsidiaries for the computation period.
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
NOTE 11. INCOME TAXES
As of April 1, 2017, gross unrecognized tax benefits for uncertain tax positions totaled $5.6 million, in addition to related interest and penalties of $1.1 million. Of the gross unrecognized benefits, $1.8 million are recorded net with the tax attributes that would be offset. The remainder are recorded in other noncurrent liabilities in the Condensed Consolidated Balance Sheets. Of this total amount, $4.9 million, which includes interest and penalties, would affect the effective tax rate if subsequently recognized. As of December 31, 2016, gross unrecognized tax benefits totaled $5.8 million in addition to interest and penalties of $1.0 million, in other noncurrent liabilities and noncurrent deferred tax liabilities on the Condensed Consolidated Balance Sheets. We expect certain income tax audits will be settled, positions will be resolved through administrative procedures or statutes of limitations will expire for various tax authorities during the next twelve months, resulting in a potential $1.1 million reduction of the unrecognized tax benefit amount. We classify interest and penalties associated with uncertain tax positions within income tax expense.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Our effective tax rate decreased from 37.3% for the first quarter of fiscal year 2016 to 29.2% for the first quarter of fiscal year 2017. The decrease in our effective income tax rate was due primarily to the transaction costs incurred in fiscal year 2016, which were not deductible for tax purposes and excess tax benefits for share-based payments, which were treated as an adjustment to income tax expense as a discrete item for the first quarter of fiscal year 2017, due to the adoption of new accounting guidance. Such tax benefits were adjusted through equity in the first quarter of fiscal year 2016.
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
The following table summarizes information regarding financial assets and financial liabilities that are measured at fair value as of April 1, 2017 and December 31, 2016.

(in thousands)	Book Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance as of April 1, 2017
Assets:
Cash and cash equivalents	$20,193	$20,193	$—	$—
Restricted cash	446	446	—	—
Interest rate swaps	11,386	—	11,386	—
Total assets	$32,025	$20,639	$11,386	$—

Liabilities:
Interest rate swaps	$320	$—	$320	$—
Total liabilities	$320	$—	$320	$—

Balance as of December 31, 2016
Assets:
Cash and cash equivalents	$35,409	$35,409	$—	$—
Restricted cash	714	714	—	—
Interest rate swaps	10,748	—	10,748	—
Total assets	$46,871	$36,123	$10,748	$—

Liabilities:
Interest rate swaps	$392	$—	$392	$—
Total liabilities	$392	$—	$392	$—
There were no changes among the levels during the first quarter of fiscal year 2017.
The fair value of outstanding debt, including current maturities, was approximately $1,163 million and $1,305 million as of April 1, 2017 and December 31, 2016, respectively. These Level 2 fair value estimates were based on similar debt with the same maturities, company credit rating and interest rates.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 13. DERIVATIVE INSTRUMENTS
We are exposed to certain risks relating to our business operations. We use derivative instruments to manage interest rate risks. The fair value of the derivative instrument liability in the Condensed Consolidated Balance Sheets using Level 2 inputs was as follows:

(in thousands)	Balance Sheet Location	April 1, 2017	December 31, 2016
Derivatives designated as hedges:
Interest rate swaps	Other noncurrent assets	$11,386	$10,748
Interest rate swaps	Other noncurrent liabilities	(320)	(392)
Total fair value of derivative instruments		$11,066	$10,356
Interest Rate Swaps
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and US base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements in order to maintain a desired proportion of fixed to variable-rate debt. These swaps are accounted for as cash flow hedges. The fair value of interest rate swaps was determined utilizing a market approach model using the notional amount of the interest rate swaps and the observable inputs of time to maturity and interest rates. The notional amount of the interest rate swaps designated as hedging instruments as of April 1, 2017 and December 31, 2016 was $675.0 million and $575.0 million, respectively.
On February 23, 2017, we entered into an interest rate swap agreement to fix the variable rate on a portion of our $300 million term loans due February 2026. This swap effectively fixes the variable rate to 2.06% on $100.0 million of underlying notional from June 2017 through December 2022.
Changes in Other Comprehensive Loss
The changes in unrealized gains and losses, net of income tax, included in other comprehensive loss due to fluctuations in interest rates were as follows:

	Quarter Ended
(in thousands)	April 1, 2017	April 2, 2016
Gains/(losses) on interest rate swaps, net of income tax (expense)/benefit of ($285) and $709, respectively	$425	$(1,124)
NOTE 14. COMMITMENTS AND CONTINGENCIES
Contractual Obligations
In order to mitigate the risks of volatility in commodity markets to which we are exposed, we entered into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Purchase commitments for certain ingredients, packaging materials and energy totaled $224.9 million as of April 1, 2017, as compared to $157.2 million as of December 31, 2016. The increase in purchase commitments was primarily due to timing of raw material purchase contracts for the upcoming year. In addition to these commitments, we have contracts for certain ingredients and packaging materials where we have secured a fixed price but do not have a minimum purchase quantity. We generally contract from approximately three to twelve months in advance for certain major ingredients and packaging. These contracts can extend out from one to three years. We also have a licensing contract which totaled $13.2 million as of April 1, 2017, and runs through 2020.
We have contracts to receive services from our syndicated market data providers through 2023. Our commitment for these services ranges from $4.6 million to $5.3 million each year throughout the life of the contracts.
We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $12.4 million and $12.6 million as of April 1, 2017 and December 31, 2016, respectively.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Guarantees
We currently provide a partial guarantee for loans made to IBOs by certain third-party financial institutions for the purchase of route businesses. The outstanding aggregate balance on these loans was $155.5 million and $154.1 million as of April 1, 2017 and December 31, 2016, respectively. The annual maximum amount of future payments we could be required to make under the guarantee equates to 25.0% of the outstanding loan balance on the first day of each calendar year plus 25.0% of the amount of any new loans issued during such calendar year. These loans are collateralized by the route businesses for which the loans are made. Accordingly, we have the ability to recover substantially all of the outstanding loan value upon default, and our liability associated with this guarantee is not material.
Legal Matters

IBO Litigation
Roxberry, et. al, v. S-L Distribution Company, LLC
On July 25, 2016, plaintiffs comprised of IBOs filed a putative class action against us and our distribution subsidiary, S-L Distribution Company, Inc. ("SLD") in the Eastern District Court of Tennessee.  In late 2016, we converted SLD from a corporation into a limited liability company, or LLC. The case was transferred to the Middle District of Pennsylvania.  The lawsuit seeks statewide class certification on behalf of a class comprised of IBOs in Tennessee, and nationwide certification for the Federal law collective action. The plaintiffs allege that they were misclassified as independent contractors and should be considered employees.  We believe we have strong defenses to all the claims that have been asserted against us.  We cannot reasonably estimate at this time the possible loss or range of loss, if any, from this lawsuit.

Scheurer v. S-L Distribution Company, LLC
On December 8, 2016, plaintiff served a putative class action on behalf of all similarly situated IBOs in New Jersey against our distribution subsidiary, SLD. Plaintiff is a former IBO whose distribution agreement was terminated pursuant to the re-engineering and buyback of routes in New Jersey in 2011, resulting from the merger of Snyder’s of Hanover, Inc. and Lance, Inc. The lawsuit seeks statewide class certification on behalf of a class comprised of IBOs in New Jersey for alleged violations of the New Jersey Franchise Practices Act relative to various terminations of the distributor agreement. We believe we have strong defenses to all the claims that have been asserted against us. At this time, no demand has been made, and we cannot reasonably estimate the possible loss or range of loss, if any, from this lawsuit.

California Labor Code Matters
Sparks v. Diamond Foods, Inc.
Former employee Patricia Sparks filed a putative class action lawsuit against Diamond Foods on November 25, 2015 in San Francisco Superior Court alleging Diamond Foods’ violation of the California Labor Code by failing to include on wage statements the start date of the pay period and by failing to include on wage statements the name and address of the legal entity that is the employer.  Plaintiff amended her complaint on January 4, 2016 to add a claim for penalties under California’s Private Attorneys General Act based on the same underlying violations.  Diamond Foods timely answered the First Amended Complaint on March 7, 2016.  The parties attended the initial case management conference on May 2, 2016 and a further case management conference occurred on August 1, 2016. On September 19, 2016, the parties to this litigation reached a tentative settlement pursuant to which we have agreed to pay $0.7 million on a class wide basis. We signed a memorandum of understanding reflecting this preliminary settlement amount. The parties submitted a settlement agreement to the court and the court granted preliminary approval of the settlement on February 24, 2017. A final fairness hearing on whether the proposed settlement, fees and costs should be approved is scheduled for July 5, 2017.

Bensman v. Diamond Foods, LLC et. al.
Diamond Foods, LLC employee Della Bensman filed a putative class action lawsuit against Diamond Foods, LLC and Snyder’s-Lance, Inc. on April 4, 2017 in San Joaquin Superior Court alleging the companies’ violations of the California Labor Code. Plaintiff alleges the companies' failure to provide third rest breaks when Plaintiff or other employees worked a shift over ten hours and failure to provide accurate itemized wage statements for employees in periods in which they worked more than ten hours and did not receive a third rest break. Plaintiff’s Complaint also includes a claim for penalties under California’s Private Attorneys General Act and an unfair business practices claim pursuant to the California Business and Professions Code based on the same underlying violations.  At this time, no demand has been made and we cannot reasonably estimate the possible loss or range of loss from this lawsuit.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Employment Tax Audit by the California Employment Development Department
On February 22, 2016, the company received notice from the Employment Development Department of the State of California that SLD had been selected for an employment tax audit. An onsite audit was conducted April 27, 2016, of all payroll records for 2015 as a general matter. In addition, the auditor examined the Forms 1099Misc that the company had issued. The audit examined whether the IBOs who received 1099s were bona-fide contractors within the definition of an employer/employee relationship under the relevant statutes and regulations in California. On April 11, 2017, the auditor issued a finding that for the audit period of January 1, 2014 through December 31, 2016, the California IBOs were properly classified as independent contractors. Accordingly, there was no impact to our operations in California, or any other jurisdiction, as a result of the audit.

Food Labeling Litigation
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
NOTE 15. RELATED PARTY TRANSACTIONS
We own 80% of Late July. We also have a $6.0 million line of credit between the Company and Late July, of which $3.9 million was drawn by Late July in order to repay certain obligations. The balance of $3.9 million remains outstanding as of April 1, 2017, and is eliminated in consolidation.
We have two facilities used to support distribution of our products in the northeastern US that are leased from an entity owned by one of our employees. There were $0.1 million in lease payments made for these facilities in the first quarters of both fiscal year 2017 and fiscal year 2016.
One of the members of our Board of Directors, Lawrence Jackson, is also a member of the Board of Directors of Information Resources, Inc. ("IRI"), which we began using as our syndicated market data provider at the end of 2015. Total payments made to IRI for these services in the first quarters of both fiscal year 2017 and fiscal year 2016 were $0.8 million.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

ARWCO Corporation, MAW Associates, LP and Warehime Enterprises, Inc. are significantly owned or controlled by Patricia A. Warehime, a member of our Board of Directors and a beneficial owner of more than 5.0% of our common stock. Among other unrelated business activities, these entities provide financing to IBOs for the purchase of route businesses. We have entered into loan service agreements with these related parties that allow us to repurchase certain distribution assets in the event an IBO defaults on a loan with the related party. We are required to repurchase the assets 30 days after default at the value as defined in the loan service agreement, which approximates fair market value. As of April 1, 2017, there were outstanding loans made to IBOs by the related parties of approximately $19.6 million, compared to $21.5 million as of December 31, 2016. Michael A. Warehime, our former Chairman of the Board, who passed away in August 2014, served as an officer and/or director of these entities. Patricia A. Warehime is the executrix, trustee and principal beneficiary of Mr. Warehime's estate and trust. Transactions with these related parties are primarily related to the collection and remittance of loan payments on notes receivable held by the affiliates. If IBOs default on loans, the related parties will purchase inventory in order to service the routes prior to our requirement to repurchase the route assets. Revenue from the sale of inventory to these related parties was approximately $0.2 million for the first quarters of both fiscal year 2017 and fiscal year 2016. In addition, we are reimbursed for certain overhead and administrative services associated with the services provided to these related parties. The receivables from, payables to and administrative fees received from these entities are not significant for any period presented.
One of our directors, C. Peter Carlucci, Jr., is a member of Eckert Seamans Cherin & Mellott, LLC (“Eckert”), which serves as one of our outside legal firms. Expenses incurred for services provided by Eckert were $0.1 million for the first quarters of both fiscal year 2017 and fiscal year 2016.
NOTE 16. OTHER COMPREHENSIVE INCOME
Total comprehensive income attributable to us, determined as net income adjusted by total other comprehensive income, was income of $14.9 million and a loss of $19.9 million for the first quarters of fiscal year 2017 and fiscal year 2016, respectively. Total other comprehensive income presently consists of foreign currency translation adjustments and unrealized gains and losses from our derivative financial instruments accounted for as cash flow hedges.
Amounts reclassified out of accumulated other comprehensive loss, net of tax, consisted of the following:

		Quarter Ended
(in thousands)	Income Statement Location	April 1, 2017	April 2, 2016
Losses on cash flow hedges reclassified out of accumulated other comprehensive loss:
Interest rate swaps, net of tax benefit of $81 and $98, respectively	Interest expense, net	$(120)	$(155)
Total amounts reclassified from accumulated other comprehensive loss		$(120)	$(155)
During the first quarter of fiscal year 2017, changes to the balance in accumulated other comprehensive loss were as follows:

(in thousands)	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2016	$6,323	$(24,300)	$(17,977)

Other comprehensive income before reclassifications	305	3,283	3,588
Losses reclassified from accumulated other comprehensive loss	120	—	120
Total other comprehensive income	425	3,283	3,708

Balance as of April 1, 2017	$6,748	$(21,017)	$(14,269)

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

During the first quarter of fiscal year 2016, changes to the balance in accumulated other comprehensive income were as follows:

(in thousands)	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of January 2, 2016	$(630)	$—	$(630)

Other comprehensive (loss)/gain before reclassifications	(1,279)	6,651	5,372
Losses reclassified from accumulated other comprehensive loss	155	—	155
Total other comprehensive (loss)/income	(1,124)	6,651	5,527

Balance as of April 2, 2016	$(1,754)	$6,651	$4,897
NOTE 17. SEGMENT REPORTING
We are engaged in the manufacturing, distribution, marketing and sale of snack food products. As a result of the Diamond Foods acquisition, we have two operating segments based on geographic operations that we aggregate into one reportable segment. We define operating segments as components of an organization for which discrete financial information is available and operating results are evaluated on a regular basis by the chief operating decision maker (“CODM”) in order to assess performance and allocate resources. Our CODM is our Interim President and Chief Executive Officer. Characteristics of our organization which were relied upon in making the determination of two operating segments include the nature of the products that we sell, our organization's internal structure, and the information that is regularly reviewed by the CODM for the purpose of assessing performance and allocating resources. We aggregate our operating segments into a single reportable segment based on similarities between the operating segments’ economic characteristics, nature of products sold, production process, type of customer, methods of distribution, and regulatory environment.
Revenue by Product Category
Net revenue by product category was as follows:

	Quarter Ended
(in thousands)	April 1, 2017	April 2, 2016
Branded	$420,039	$326,095
Partner brand	72,946	76,828
Other	38,516	44,946
Net revenue	$531,501	$447,869
Geographic Information
Revenue is attributable to the US, the Company’s country of domicile, and to international locations based on the country in which the product is produced. Net revenue by geographic location was as follows:

	Quarter Ended
(in thousands)	April 1, 2017	April 2, 2016
Location:
United States	$507,084	$436,831
International	24,417	11,038
Net revenue	$531,501	$447,869

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Long-lived assets located in the US and international locations as of April 1, 2017 and December 31, 2016, were as follows:

(in thousands)	April 1, 2017	December 31, 2016
Location:
United States	$470,194	$477,450
International	24,621	24,434
Total	$494,815	$501,884
NOTE 18. SIGNIFICANT CUSTOMERS
Sales to our largest retail customer, Wal-Mart Stores, Inc. ("Wal-Mart"), either through IBOs or direct distribution network, were approximately 13% of net revenue for the first quarters of both fiscal year 2017 and fiscal year 2016. Our sales to Wal-Mart do not include sales of our products that may be made to Wal-Mart by third-party distributors outside our DSD network. Sales to these third-party distributors represent approximately 6% of our net revenue and may increase sales of our products to Wal-Mart by an amount we are unable to estimate. Accounts receivable as of April 1, 2017 and December 31, 2016, included receivables from Wal-Mart totaling $22.3 million and $21.0 million, respectively.
NOTE 19. SUBSEQUENT EVENTS

On April 11, 2017, Carl E. Lee, Jr. retired from his positions as President and Chief Executive Officer and a member of the Board of Directors of our Company, as well as from his positions as an officer and/or director of each of our subsidiaries. As part of Mr. Lee's retirement agreement, Mr. Lee will receive $3.6 million representing his base salary and target bonus multiplied by two, payable in 24 monthly installments beginning in the second quarter of fiscal year 2017. In addition, he is eligible for a prorated bonus and prorated equity awards for days employed during fiscal year 2017, based on our performance to be paid when active employees are paid for the same performance awards. In addition, he will receive outplacement assistance not to exceed $0.1 million and reimbursement of health plan reimbursements for up to three years.

As a result of Mr. Lee's retirement, our Board of Directors appointed Brian J. Driscoll, a current member of the Company's Board of Directors, as Interim President and Chief Executive Officer effective as of April 11, 2017. In connection with Mr. Driscoll's appointment as Interim President and Chief Executive Officer, Mr. Driscoll will receive a restricted stock award and a non-qualified stock option award, each with a fair market value of $0.3 million. In addition, Mr. Driscoll will remain a member of our Board of Directors and will continue to be treated as in-service for purposes of vesting and exercisability of his outstanding equity awards.

On May 3, 2017, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on May 26, 2017 to stockholders of record on May 18, 2017.

On May 8, 2017, to alleviate risk of not complying with our total debt to EBITDA ratio requirement in 2017, as well as to provide additional financial flexibility, we amended our Credit Agreement to extend by twelve months the maximum total debt to EBITDA ratio covenant to 4.25 to 1.00 through the first quarter in 2018, 4.00 to 1.00 for the second quarter in 2018, 3.75 to 1.00 for the third quarter in 2018 and 3.50 to 1.00 for the fourth quarter in 2018 and all quarters thereafter ("Amended Credit Agreement"). In addition, our Amended Credit Agreement provides for adjusted EBITDA to include up to $20.0 million, during the lifetime of the Amended Credit Agreement, of non-recurring costs and expenses paid in cash, as defined. We paid approximately $2.4 million in Consent and Administrative fees associated with the amendment but there were no revisions to the Amended Credit Agreement that will impact the effective interest rate as originally provided.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an assessment of our financial condition, results of operations, and liquidity and capital resources and should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes to the financial statements. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our 2016 Form 10-K, and those described from time to time in our other reports filed with the SEC.
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
Overview

Our first quarter ended April 1, 2017 was a disappointing quarter as revenue growth did not materialize into improved operating profit margins or earnings per share, compared to our expectations. We set out to introduce two new innovative product offerings, increase our brand market share in our Core brands and increase net revenue growth in excess of our competition. We were successful on all three fronts, but we did so at a cost. In an effort to drive our new innovation and market share gains, our promotional trade spend as a percentage of gross revenue increased, which resulted in lower net price realization. In addition, we incurred increased distribution costs as we shipped more products directly to our customers, increased our shipments of less than full truck-loads, which is more costly and experienced increased double handling of products in our distribution network. We did invest in our brands by spending over 150 basis points as a percentage of revenue in higher marketing and advertising to support our new product launches and our Core brands. However, despite an increase in revenue of 18.7% compared to prior year, we generated a lower operating profit margin than we had expected to achieve in the quarter.

As a result of this disappointing performance we plan to implement five priorities to drive more profitable sales and enable us to further invest in our Core brands. These initiatives include

1.	Significantly improving net price realization through improved trade spend productivity and more strategic brand mix management;

2.	Substantially reducing our manufacturing network complexity, resulting in a more cost-efficient footprint and a more efficient distribution model;

3.	Launching a broad-based SKU rationalization effort intended to reduce complexity and increase focus on the core drivers of performance;

4.	Accelerating the deployment of a rigorous zero-based budgeting initiative and building a culture of cost discipline; and

5.	Accelerating profitable top line momentum of our Core brands, supported by investment in base business fundamentals and margin-accretive innovation.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

From a comparative basis it is difficult to compare the results of operations from the first quarter ended April 2, 2016 to the first quarter ended April 1, 2017 because of the acquisition of Diamond Foods. On February 29, 2016, we completed the acquisition of all the outstanding stock of Diamond Foods. The strategic combination of Snyder's-Lance and Diamond Foods brought together two established companies with strong brands and created an innovative, highly complementary and diversified portfolio of branded snacks. As a result of the acquisition, Diamond Foods' stockholders received 0.775 shares of Snyder's-Lance common stock and $12.50 in cash for each Diamond Foods share, with a total purchase price of approximately $1.86 billion, based on the closing price of our common stock on February 26, 2016, the last trading day prior to the closing date, and including our repayment of approximately $651 million of Diamond Foods' indebtedness, accrued interest and related fees. Included in the results from operations for the first quarter ended April 2, 2016 were the following items related to the acquisition included in continuing operations that make comparability of the two quarters more difficult:

•	We incurred $49.0 million in transaction and integration costs, related to severance and retention benefits, accelerated stock-based compensation as well as legal, banking and other professional fees;

•	Gross margins were negatively impacted by a $13.6 million inventory step-up required for purchase accounting; and

•	We realized a loss of $4.7 million on the early extinguishment of debt.

On September 1, 2016, we completed the acquisition of Metcalfe by acquiring the remaining 74% interest. Metcalfe owns one of the U.K.'s leading premium popcorn brands, and also incorporates a fast growing range of corn and rice cake products.

On December 31, 2016, we completed the sale of the Diamond of California culinary nuts business. The sale of Diamond of California aligns with our strategy to focus more resources on the growth opportunities for our snack food brands, and provided proceeds to reduce our overall debt and invest in other strategic transactions. The operations of Diamond of California are included in discontinued operations.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended April 1, 2017 Compared to Quarter Ended April 2, 2016

	Quarter Ended				Favorable/ (Unfavorable) Variance
(in thousands)	April 1, 2017		April 2, 2016
Net revenue	$531,501	100.0%	$447,869	100.0%	$83,632	18.7%
Cost of sales	346,735	65.2%	304,779	68.1%	(41,956)	(13.8)%
Gross profit	184,766	34.8%	143,090	31.9%	41,676	29.1%
Selling, general and administrative	159,463	30.0%	121,555	27.1%	(37,908)	(31.2)%
Transaction and integration related expenses	1,107	0.2%	48,978	10.9%	47,871	97.7%
Impairment charges	—	—%	374	0.1%	374	100.0%
Other operating expense/(income), net	270	0.1%	(505)	(0.1)%	(775)	153.5%
Operating income/(loss)	23,926	4.5%	(27,312)	(6.1)%	51,238	nm
Other income, net	(1,016)	(0.2)%	(328)	(0.1)%	688	209.8%
Income/(loss) before interest and income taxes	24,942	4.7%	(26,984)	(6.0)%	51,926	nm
Loss on early extinguishment of debt	—	—%	4,749	1.1%	4,749	100.0%
Interest expense, net	8,954	1.7%	4,729	1.0%	(4,225)	(89.3)%
Income tax expense/(benefit)	4,662	0.9%	(13,614)	(3.0)%	(18,276)	134.2%
Income/(loss) from continuing operations	11,326	2.1%	(22,848)	(5.1)%	34,174	nm
Loss from discontinued operations, net of income tax	—	—%	(2,546)	(0.6)%	2,546	100.0%
Net income/(loss)	$11,326	2.1%	$(25,394)	(5.7)%	$36,720	nm
nm = not meaningful
Net Revenue
Net revenue by product category was as follows:

	Quarter Ended				Favorable/ (Unfavorable) Variance
(in thousands)	April 1, 2017		April 2, 2016
Branded	$420,039	79.0%	$326,095	72.8%	$93,944	28.8%
Partner brand	72,946	13.7%	76,828	17.2%	(3,882)	(5.1)%
Other	38,516	7.3%	44,946	10.0%	(6,430)	(14.3)%
Net revenue	$531,501	100.0%	$447,869	100.0%	$83,632	18.7%

Net revenue increased $83.6 million, or 18.7%, compared to the first quarter of fiscal year 2016, primarily due to increased revenue associated with the contribution of Diamond Foods. Branded net revenue increased $93.9 million, or 28.8%, compared to the first quarter of fiscal year 2016, primarily due to incremental revenue from Diamond Foods. Partner brand revenue declined $3.9 million or 5.1% and Other revenue declined $6.4 million or 14.3% compared to the first quarter of fiscal year 2016.

Legacy Snyder’s-Lance revenue increased 3.3%, which was driven by branded revenue growth of approximately 9% that was offset by declines in Partner Brands and Other Revenue.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Legacy Snyder’s-Lance Core brands revenue grew over 10%, including net revenue gains from our Cape Cod® branded products compared to the first quarter of fiscal year 2016, as increased promotional displays drove distribution and market share gains in a growing kettle potato chip market. Our Snack Factory® Pretzel Crisps® branded products experienced double-digit revenue growth through expanded distribution in the club and grocery channels due to increased promotions and achieved category leadership in the deli snack category. During the first quarter of fiscal year 2017, net revenue from our Snyder's of Hanover® branded products continued to experience strong growth compared to the first quarter of fiscal year 2016, due to new product offerings and continued base business growth, partially offset by increased promotional activity. Net revenue from our Lance® branded products declined slightly, due to distribution losses and increased competition, partially offset by strong club channel growth and strong performance in gluten-free product offerings. Late July® continued to drive category growth across all channels resulting in continued revenue growth. Revenue from the brands acquired in the Diamond Foods acquisition performed below our expectations. Both KETTLE® Chips and Emerald® modestly increased market share during the first quarter of fiscal year 2017. We are currently in the process of renovating the Pop Secret® popcorn brand in order to restore its category market leadership. KETTLE® Chips in the U.K. appeared to be negatively impacted by the June 2016 referendum by British voters to exit the European Union (commonly known as "Brexit"), as private brand revenue is growing and premium priced products are experiencing declines in certain categories. Revenue from our Allied branded products increased in the first quarter of fiscal year 2017, compared to 2016, primarily due to the acquisition of Metcalfe on September 1, 2016.
Partner brand net revenue declined compared to the first quarter of fiscal year 2016, primarily due to volume declines for certain partner brand products. We expect this trend to continue for the near term.
Other net revenue, excluding the incremental revenue from Diamond Foods, decreased approximately 18%, compared to the first quarter of fiscal year 2016, due primarily to the planned exit of certain contract manufacturing agreements and the loss of certain contract manufactured products.
Gross Profit
Gross profit increased $41.7 million in the first quarter of fiscal year 2017, compared to the first quarter of fiscal year 2016, and increased 2.9% as a percentage of revenue. The increase in gross profit was primarily due to higher revenue as a result of the contribution from Diamond Foods and increases in legacy Snyder’s-Lance branded revenue. Excluding the $13.6 million in inventory step-up in the first quarter of fiscal year 2016, our actual gross profit margin decreased 0.2% as a percentage of revenue. The decrease in our gross profit margin was due to lower net price realization, adverse mix of branded revenue and higher input costs, partially offset by synergy realization from the Diamond Foods acquisition.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $37.9 million in the first quarter of fiscal year 2017, compared to the first quarter of fiscal year 2016, and increased 2.9% as a percentage of revenue. The increase in selling, general and administrative expenses was primarily due to increased shipping expenses and incremental selling expense as a result of the Diamond acquisition. The increase in selling, general and administrative expenses as a percentage of revenue was due to less efficient distribution, as well as increased marketing and advertising to support new product introductions and drive further consumer demand for our Core brands.

Transaction and Integration Related Expenses
We recognized $1.1 million in Diamond Foods transaction and integration related expenses during the first quarter of fiscal year 2017 primarily for legal fees and idle facility lease costs. This compared to $49.0 million in the first quarter of fiscal year 2016. The expenses in the first quarter of fiscal year 2016 included $12.7 million in severance and retention benefits and $13.3 million in accelerated stock-based compensation, with the remaining costs primarily related to investment banking fees as well as other professional fees and legal costs.

Other Operating Expense/Income, Net
Other operating expense for the first quarter of fiscal year 2017 included losses on the sale of fixed assets offset by net gains on the sale of route businesses and royalty income. Other operating income in the first quarter of fiscal year 2016 included net gains on the sale of route businesses and royalty income.

Other Income, Net
Other income for the first quarter of fiscal year 2017 included $0.8 million in insurance settlement gains and equity income of $0.2 million. Other income for the first quarter of fiscal year 2016 primarily consisted of foreign exchange gains.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense, Net
Interest expense increased approximately $4.2 million in the first quarter of fiscal year 2017, compared to the first quarter of fiscal year 2016. The increase in net interest expense was the result of additional debt obtained to finance the acquisition of Diamond Foods.

Income Tax Expense/Benefit
Our effective tax rate decreased from 37.3% for the first quarter of fiscal year 2016 to 29.2% for the first quarter of fiscal year 2017. The decrease in our effective income tax rate was due primarily to the transaction costs incurred as part of the Diamond Foods acquisition in 2016 which were not deductible for tax purposes and excess tax benefits for share-based payments, which were treated as an adjustment to income tax expense as a discrete item for the first quarter of fiscal year 2017, due to the adoption of new accounting guidance. Such tax benefits were adjusted through equity in the first quarter of fiscal year 2016.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
Liquidity
Liquidity represents our ability to generate sufficient cash flows from operating activities to meet our obligations as well as our ability to obtain appropriate financing. Therefore, liquidity should not be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives. Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures for fixed assets, acquisitions and dividends. We believe that we have sufficient liquidity available to meet these demands for the next twelve months as well as over the long-term.
Cash Flows
The following table sets forth a summary of our cash flows for the first quarters ended April 1, 2017 and April 2, 2016:

(in thousands)	April 1, 2017	April 2, 2016
Net cash provided by/(used in):
Operating activities	$30,640	$29,483
Investing activities	107,253	(1,032,111)
Financing activities	(153,547)	1,003,383
Effect of exchange rate changes on cash	170	97
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(15,484)	$852

We adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting in the first quarter of fiscal year 2017. As a result, excess tax benefits for share-based payments, which were previously presented as a financing cash flow, are now reflected in operating cash flows. We elected to adopt this provision of the accounting standard prospectively, which resulted in an income tax benefit of $1.4 million included in operating activities for the first quarter of fiscal year 2017.

Additionally, we early adopted ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments and ASU No. 2016-18, Restricted Cash in the first quarter of fiscal year 2017. These amendments are required to be adopted retrospectively. The impact of adopting ASU No. 2016-15 was a reclassification of $6.2 million cash outflows from operating activities to financing activities for the penalty recognized on early extinguishment of our private placement senior notes during the quarter ended April 2, 2016. The adoption of ASU No. 2016-18 resulted in reclassifications of $0.3 million cash inflows from investing activities to operating activities for each of the quarters ended April 1, 2017 and April 2, 2016.

Subsequent to the quarter ended April 2, 2016, we adjusted the initial purchase price allocation of Diamond Foods for changes in the valuation of certain assets and liabilities throughout the year ended December 31, 2016. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, included within these adjustments was a correction to acquired cash of $6.6 million and the corresponding amount to accounts payable as a result of Diamond Foods' prior cash accounting, which resulted in a reclassification of a cash outflow from operating activities to investing activities for the quarter ended April 2, 2016.
Operating Cash Flows
Cash flow provided by operating activities increased $1.2 million in the first quarter of fiscal year 2017, compared to the first quarter of fiscal year 2016. The primary drivers of cash flows from operating activities in the first quarter of fiscal year 2017 were higher cash inflows from operating results, partially offset by increased inventory and reductions in accrued compensation. The primary driver of cash flows from operating activities in the first quarter of fiscal year 2016 was the reduction in inventory subsequent to the Diamond acquisition that had initially been increased by $13.6 million to reflect the fair value in purchase accounting, but accordingly, generated a minimal impact to operating profit.
Investing Cash Flows
Cash provided by investing activities totaled $107.3 million in the first quarter of fiscal year 2017, compared with $1,032.1 million of cash used in investing activities in the first quarter of fiscal year 2016. The cash provided by investing activities during the first quarter of fiscal year 2017 was primarily due to cash proceeds from the sale of Diamond of California of $121.7 million, which we received on January 3, 2017. During the first quarter of fiscal year 2016, the cash used in investing activities was primarily driven by the acquisition of Diamond Foods, for which the cash portion of the purchase price was approximately $1.0 billion.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capital expenditures for fixed assets, principally manufacturing equipment, were $11.5 million for the first quarter of fiscal year 2017, compared to $12.0 million for the first quarter of fiscal year 2016. For fiscal year 2017, we expect total capital expenditures of approximately $75 million to $85 million, compared to $73.3 million in fiscal year 2016. A significant portion of the capital expenditures in fiscal year 2017 is to upgrade equipment, increase capacity at our manufacturing facilities, and relocate the production of one of our branded products.
In the first quarter of fiscal year 2017, we made a $1.5 million investment in Natural Foodworks Group, LLC, an experienced food manufacturer specializing in natural and organic products.
Financing Cash Flows
Net cash used in financing activities of $153.5 million in the first quarter of fiscal year 2017 was primarily the result of dividend payments of $15.4 million, repayments of long-term debt of $12.3 million, and net repayments on our revolving credit facility of $130.0 million. The net cash provided by financing activities in the first quarter of fiscal year 2016 of $1,003.4 million was principally due to proceeds from the issuance of long-term debt of $1.13 billion primarily to fund the acquisition of Diamond Foods, partially offset by dividends paid of $11.4 million and repayments of long-term debt of $106.2 million.
Subsequent to the end of the first quarter of fiscal year 2017, on May 3, 2017, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on May 26, 2017 to stockholders of record on May 18, 2017.
Debt
Our total outstanding net debt was $1,153.2 million and $1,295.0 million as of April 1, 2017 and December 31, 2016, respectively. Our Amended and Restated Credit Agreement allows us to make revolving credit borrowings of up to $375 million through May 2019. As of April 1, 2017 and December 31, 2016, we had available $278 million and $148 million of unused credit facilities, respectively. We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $12.4 million and $12.6 million as of April 1, 2017 and December 31, 2016, respectively.
Credit Agreement
In conjunction with our acquisition of Diamond Foods, we entered into a senior unsecured credit agreement with the term lenders party thereto and Bank of America, N.A., as administrative agent ("Credit Agreement"). Under the Credit Agreement, the Term Lenders provided (i) senior unsecured term loans in an original aggregate principal amount of $830 million maturing five years after the funding date and (ii) senior unsecured term loans in an original aggregate principal amount of $300 million maturing ten years after the funding date. The $1.13 billion in proceeds from the Credit Agreement were used to finance, in part, the cash component of the acquisition consideration, to repay indebtedness of Diamond Foods and Snyder's-Lance, and to pay certain fees and expenses incurred in connection with the acquisition.
On February 27, 2017, we entered into an amendment to the Credit Agreement with the term lenders party to the Credit Agreement and Bank of America, N.A., which amended the definition of EBIT in the Credit Agreement to be EBITDA minus, to the extent included in determining EBITDA, depreciation and amortization of our Company and its subsidiaries for the computation period.

Our obligations under the Credit Agreement are guaranteed by all of our existing and future direct and indirect wholly-owned domestic subsidiaries other than any such subsidiaries that, taken together, do not represent more than 10% of our total domestic assets or domestic revenues and our wholly-owned domestic subsidiaries. The financial covenants pursuant to the original Credit Agreement included a maximum total debt to EBITDA ratio, as defined in the Credit Agreement, of of 4.75 to 1.00 for the second quarter in 2016, decreasing to 4.25 to 1.00 in the fourth quarter in 2016, 4.00 to 1.00 for the second quarter in 2017, 3.75 to 1.00 for the third quarter in 2017 and 3.50 to 1.00 for the fourth quarter in 2017 and all quarters thereafter. For the first quarter of fiscal year 2017 the maximum ratio allowed was 4.25 to 1.00, and our total debt to EBITDA ratio was 4.03 to 1.00. On May 8, 2017, to alleviate risk of not complying with our total debt to EBITDA ratio requirement in 2017, as well as to provide additional financial flexibility, we amended our Credit Agreement to extend the maximum total debt to EBITDA ratio covenant to be 4.25 to 1.00 through the first quarter in 2018, 4.00 to 1.00 for the second quarter in 2018, 3.75 to 1.00 for the third quarter in 2018 and 3.50 to 1.00 for the fourth quarter in 2018 and all quarters thereafter ("Amended Credit Agreement"). In addition, our Amended Credit Agreement provides for adjusted EBITDA to include up to $20.0 million, during the lifetime of the Amended Credit Agreement, of non-recurring costs and expenses paid in cash, as defined. There were no other amendments to the original Credit Agreement. We are currently in compliance and expect to remain in compliance with this maximum total debt to EBITDA ratio covenant.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The financial covenants also include a minimum interest coverage ratio of 2.50 to 1.00. As of April 1, 2017, our interest coverage ratio was 5.13 to 1.00. We are currently in compliance and expect to remain in compliance with this minimum interest coverage ratio covenant. Other covenants include, but are not limited to, limitations on: (i) liens, (ii) dispositions of assets, (iii) mergers and consolidations, (iv) loans and investments, (v) subsidiary indebtedness, (vi) transactions with affiliates and (vii) certain dividends and distributions. The Credit Agreement contains customary events of default, including a cross default provision and change of control provisions. If an event of default occurs and is continuing, we may be required to repay all amounts outstanding under the Credit Agreement.

Interest Rate Swaps
On February 23, 2017, we entered into an interest rate swap agreement to fix the variable rate on a portion of our $300 million term loans due February 2026. This swap effectively fixes the variable rate to 2.06% on $100.0 million of underlying notional from June 2017 through December 2022.

Contractual Obligations
We lease certain facilities and equipment classified as both operating and capital leases. In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have also entered into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Purchase commitments for certain ingredients, packaging materials and energy totaled $224.9 million as of April 1, 2017, as compared to $157.2 million as of December 31, 2016. The increase in purchase commitments was primarily due to timing of raw material purchase contracts for the upcoming year. In addition to these commitments, we have contracts for certain ingredients and packaging materials where we have secured a fixed price but do not have a minimum purchase quantity. We generally contract from approximately three to twelve months in advance for certain major ingredients and packaging. We also have a licensing contract which totaled $13.2 million as of April 1, 2017, and runs through 2020.

In addition, we have contracts to receive services from our syndicated market data providers through 2023. Our commitment for these services ranges from $4.6 million to $5.3 million each year throughout the life of the contracts.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity or cash flows.

We currently provide a partial guarantee for loans made to IBOs by certain third-party financial institutions for the purchase of route businesses. The outstanding aggregate balance on these loans was $155.5 million and $154.1 million as of April 1, 2017 and December 31, 2016, respectively. The annual maximum amount of future payments we could be required to make under the guarantee equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the route businesses for which the loans are made. Accordingly, we have the ability to recover substantially all of the outstanding loan value upon default, and our liability associated with this guarantee is not material.

Update to Critical Accounting Estimates

There have been no significant changes to the critical accounting estimates summarized in Item 7 of our 2016 Form 10-K.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, "Financial Statements" for information on recent accounting pronouncements.
Market Risks
We are exposed to certain commodity, interest rate, and foreign currency risks as part of our ongoing business operations. We may use derivative financial instruments, where appropriate, to manage some of these risks related to interest rates. We do not use derivatives for trading purposes.
Commodity Risk
We purchase certain raw materials that are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions and other factors beyond our control. Our most significant raw material requirements include flour, potatoes, oil, peanuts, other nuts, corn, sugar, chocolate, cheese and seasonings. We also purchase packaging materials that are subject to price volatility. In the normal course of business, in order to mitigate the risks of volatility in commodity markets to which we are exposed, we enter into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Amounts committed under these forward purchase agreements are discussed in Note 14 to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, "Financial Statements."

Interest Rate Risk
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and US base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desired proportion of fixed to variable-rate debt. See Note 13 to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for further information related to our interest rate swap agreements. While these interest rate swap agreements fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $0.2 million and $0.3 million lower without these swaps during the first quarters of fiscal year 2017 and fiscal year 2016, respectively. A 10% increase in variable interest rates would not have significantly impacted interest expense during the first quarter of fiscal year 2017.
Credit Risk
We are exposed to credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. For the first quarters of fiscal year 2017 and fiscal year 2016, net bad debt expense was $0.2 million and $0.3 million, respectively. Allowances for doubtful accounts were $1.3 million at April 1, 2017 and December 31, 2016.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risks are included under “Market Risks” in Item 2 of this Quarterly Report on Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, and pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our Interim President and Chief Executive Officer and Executive Vice President, Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 1, 2017.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) during the quarter ended April 1, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On February 29, 2016, we completed the acquisition of Diamond Foods and we are integrating that business into our overall internal control over financial reporting process. For additional information on this acquisition, see Note 4 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, "Financial Statements."

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

IBO Litigation
Roxberry, et. al, v. S-L Distribution Company, LLC
On July 25, 2016, plaintiffs comprised of IBOs filed a putative class action against Snyder’s-Lance, Inc. and our distribution subsidiary, SLD in the Eastern District Court of Tennessee.  The case was transferred to the Middle District of Pennsylvania.  The lawsuit seeks statewide class certification on behalf of a class comprised of IBOs in Tennessee, and nationwide certification for the Federal law collective action. The plaintiffs allege that they were misclassified as independent contractors and should be considered employees.  We believe we have strong defenses to all the claims that have been asserted against us.  At this time, no demand has been made, and we cannot reasonably estimate the possible loss or range of loss, if any, from this lawsuit.

Scheurer v. S-L Distribution Company, LLC
On December 8, 2016, plaintiff served a putative class action on behalf of all similarly situated IBOs in New Jersey against our distribution subsidiary, SLD. Plaintiff is a former IBO whose distribution agreement was terminated pursuant to the re-engineering and buyback of routes in New Jersey in 2011, resulting from the merger of Snyder’s of Hanover, Inc. and Lance, Inc. The lawsuit seeks statewide class certification on behalf of a class comprised of IBOs in New Jersey for alleged violations of the New Jersey Franchise Practices Act ("NJFPA") relative to various terminations of the distributor agreement. We believe we have strong defenses to all the claims that have been asserted against us. At this time, no demand has been made, and we cannot reasonably estimate the possible loss or range of loss, if any, from this lawsuit.

California Labor Code Matters
Sparks v. Diamond Foods, Inc.
Former employee Patricia Sparks filed a putative class action lawsuit against Diamond Foods on November 25, 2015 in San Francisco Superior Court alleging Diamond Foods’ violation of the California Labor Code by failing to include on wage statements the start date of the pay period and by failing to include on wage statements the name and address of the legal entity that is the employer.  Plaintiff amended her complaint on January 4, 2016 to add a claim for penalties under California’s Private Attorneys General Act based on the same underlying violations.  Diamond Foods timely answered the First Amended Complaint on March 7, 2016.  The parties attended the initial case management conference on May 2, 2016 and a further case management conference occurred on August 1, 2016. On September 19, 2016, the parties to this litigation reached a tentative settlement pursuant to which we have agreed to pay $0.7 million on a class wide basis. We signed a memorandum of understanding reflecting this preliminary settlement amount. The parties submitted a settlement agreement to the court and the court granted preliminary approval of the settlement on February 24, 2017. A final fairness hearing on whether the proposed settlement, fees and costs should be approved is scheduled for July 5, 2017.

Bensman v. Diamond Foods, LLC et. al.
Diamond Foods, LLC employee Della Bensman filed a putative class action lawsuit against Diamond Foods, LLC and Snyder’s-Lance, Inc. on April 4, 2017 in San Joaquin Superior Court alleging the companies’ violations of the California Labor Code. Plaintiff alleges the companies' failure to provide third rest breaks when Plaintiff or other employees worked a shift over ten hours and failure to provide accurate itemized wage statements for employees in periods in which they worked more than ten hours and did not receive a third rest break. Plaintiff’s Complaint also includes a claim for penalties under California’s Private Attorneys General Act and an unfair business practices claim pursuant to the California Business and Professions Code based on the same underlying violations.  At this time, no demand has been made and we cannot reasonably estimate the possible loss or range of loss from this lawsuit.

Employment Tax Audit by the California Employment Development Department
On February 22, 2016, the company received notice from the Employment Development Department of the State of California that SLD had been selected for an employment tax audit. An onsite audit was conducted April 27, 2016, of all payroll records for 2015 as a general matter. In addition, the auditor examined the Forms 1099Misc that the company had issued. The audit examined whether the IBOs who received 1099s were bona-fide contractors within the definition of an employer/employee relationship under the relevant statutes and regulations in California. On April 11, 2017, the auditor issued a finding that for the audit period of January 1, 2014 through December 31, 2016, the California IBOs were properly classified as independent contractors. Accordingly, there was no impact to our operations in California, or any other jurisdiction, as a result of the audit.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Food Labeling Litigation
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

Item 1A.  Risk Factors
Refer to the risk factors disclosed in Part I, “Item 1A. Risk Factors” in our 2016 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Credit Agreement restricts our payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $500 million. As of April 1, 2017, our consolidated stockholders’ equity was $1,882.8 million and we were in compliance with this covenant.
The following table presents information with respect to repurchases of our common stock during the first quarter of fiscal year 2017, by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2017 - January 31, 2017	—	$—	—	—
February 1, 2017 - February 28, 2017	10,215	40.25	—	—
March 1, 2017 - April 1, 2017	18,488	40.61	—	—
Total	28,703	$40.48	—	—
(1) Represents shares withheld by us pursuant to provisions in agreements with recipients of restricted stock granted under our equity compensation plans that allow us to withhold the number of shares with a fair value equal to the minimum statutory tax withholding due upon vesting of the restricted shares.
(2) At this time our board of directors has not authorized management to repurchase any of our shares of common stock in the market.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
On May 8, 2017, we entered into (i) an amendment to our Credit Agreement with Bank of America, N.A., as administrative agent, and the Term Lenders and (ii) an amendment to our Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and each lender party thereto, in each case to extend the computational period for the maximum total debt to EBITDA ratio to 4.25 to 1.00 through the first quarter in 2018, 4.00 to 1.00 for the second quarter of 2018, 3.75 to 1.00 for the third quarter in 2018 and 3.50 to 1.00 for all quarters thereafter. In addition, our Credit Agreement and Amended and Restated Credit Agreement were amended to provide that EBITDA includes non-recurring costs and expenses paid in cash not to exceed $20.0 million during the lifetime of the Credit Agreement and the Amended and Restated Credit Agreement.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 6. Exhibits
Exhibit Index

No.	Description

10.1	Amendment No. 2 to the Credit Agreement, dated as of February 27, 2017 among Registrant, the lenders party thereto and Bank of America, N.A., as Administrative Agent.

10.2
Amendment No. 5 to the Amended and Restated Credit Agreement, dated as of February 27, 2017, by and among the Registrant, Bank of America, National Association, as administrative agent and issuing lender, and each of the lenders party thereto.

10.3 *
Offer Letter, dated April 11, 2017, by and between Snyder’s-Lance, Inc. and Brian J. Driscoll, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 0-398) filed with the SEC on April 17, 2017.

10.4 *
Retirement Agreement and General Release, dated April 11, 2017, by and between Snyder’s-Lance, Inc. and Carl E. Lee, Jr., , incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 0-398) filed with the SEC on April 17, 2017.

10.5	Amendment No. 3 to the Credit Agreement and Amendment No. 1 to Guaranty, dated as of May 8, 2017, among Registrant, the lenders party thereto and Bank of America, N.A., as Administrative Agent.

10.6
Amendment No. 6 to the Amended and Restated Credit Agreement and Amendment No. 1 to Guaranty, dated as of May 8, 2017, by and among the Registrant, Bank of America, National Association, as administrative agent and issuing lender, and each of the lenders party thereto.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

32	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income/(Loss), (ii) the Condensed Consolidated Statements of Comprehensive Income/(Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNYDER’S-LANCE, INC.

Date: May 10, 2017	By:	/s/ Alexander W. Pease
Alexander W. Pease
Executive Vice President, Chief Financial Officer