Form 10-Q
period 2017-07-01
SNYDER'S-LANCE, INC.
filed 2017-08-09
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarter ended July 1, 2017
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
Yes ☐         No ☑

The number of shares outstanding of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of July 30, 2017, was 96,648,536 shares.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income/(Loss) (Unaudited)
For the Quarters and Six Months Ended July 1, 2017 and July 2, 2016

	Quarter Ended		Six Months Ended
(in thousands, except per share data)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net revenue	$579,595	$561,292	$1,111,096	$1,009,161
Cost of sales	369,308	349,736	716,043	654,515
Gross profit	210,287	211,556	395,053	354,646

Selling, general and administrative expenses	179,239	160,121	338,702	281,676
Transaction and integration related expenses	478	9,945	1,585	58,923
Impairment charges	7,920	489	7,920	863
Other operating expense/(income), net	205	(914)	475	(1,419)
Operating income	22,445	41,915	46,371	14,603

Other income, net	(218)	(227)	(1,234)	(555)
Income before interest and income taxes	22,663	42,142	47,605	15,158

Loss on early extinguishment of debt	—	—	—	4,749
Interest expense, net	9,492	9,361	18,446	14,090
Income/(loss) before income taxes	13,171	32,781	29,159	(3,681)

Income tax expense/(benefit)	8,270	12,381	12,932	(1,233)
Income/(loss) from continuing operations	4,901	20,400	16,227	(2,448)
Loss from discontinued operations, net of income taxes	(341)	(783)	(341)	(3,329)
Net income/(loss)	4,560	19,617	15,886	(5,777)
Net income/(loss) attributable to non-controlling interests	590	(64)	754	(27)
Net income/(loss) attributable to Snyder’s-Lance, Inc.	$3,970	$19,681	$15,132	$(5,750)

Amounts attributable to Snyder's-Lance, Inc.:
Continuing operations	$4,311	$20,464	$15,473	$(2,421)
Discontinued operations	(341)	(783)	(341)	(3,329)
Net income/(loss) attributable to Snyder's-Lance, Inc.	$3,970	$19,681	$15,132	$(5,750)

Basic earnings/(loss) per share:
Continuing operations	$0.04	$0.21	$0.16	$(0.03)
Discontinued operations	—	—	—	(0.04)
Total basic earnings/(loss) per share	$0.04	$0.21	$0.16	$(0.07)

Weighted average shares outstanding - basic	96,448	95,679	96,321	87,816

Diluted earnings/(loss) per share:
Continuing operations	$0.04	$0.21	$0.16	$(0.03)
Discontinued operations	—	(0.01)	—	(0.04)
Total diluted earnings/(loss) per share	$0.04	$0.20	$0.16	$(0.07)

Weighted average shares outstanding - diluted	97,704	96,666	97,629	87,816

Dividends declared per common share	$0.16	$0.16	$0.32	$0.32
See Accompanying Notes to the condensed consolidated financial statements (unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income/(Loss) (Unaudited)
For the Quarters and Six Months Ended July 1, 2017 and July 2, 2016

	Quarter Ended		Six Months Ended
(in thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income/(loss)	$4,560	$19,617	$15,886	$(5,777)

Net unrealized loss on derivative instruments, net of income tax	(2,319)	(503)	(1,894)	(1,627)
Foreign currency translation adjustment	7,180	(24,066)	10,463	(17,415)
Total other comprehensive income/(loss)	4,861	(24,569)	8,569	(19,042)

Total comprehensive income/(loss)	9,421	(4,952)	24,455	(24,819)
Comprehensive income/(loss) attributable to non-controlling interests	590	(64)	754	(27)
Total comprehensive income/(loss) attributable to Snyder’s-Lance, Inc.	$8,831	$(4,888)	$23,701	$(24,792)
See Accompanying Notes to the condensed consolidated financial statements (unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
As of July 1, 2017 and December 31, 2016

(in thousands, except share and per share data)	July 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$18,430	$35,409
Restricted cash	446	714
Accounts receivable, net of allowances of $1,727 and $1,290, respectively	224,401	210,723
Receivable from the sale of Diamond of California	—	118,577
Inventories, net	189,821	173,456
Prepaid income taxes and income taxes receivable	6,994	5,744
Assets held for sale	22,051	19,568
Prepaid expenses and other current assets	34,917	27,666
Total current assets	497,060	591,857

Noncurrent assets:
Fixed assets, net	497,064	501,884
Goodwill	1,322,047	1,318,362
Other intangible assets, net	1,368,014	1,373,800
Other noncurrent assets	49,388	48,173
Total assets	$3,733,573	$3,834,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$49,000	$49,000
Accounts payable	134,937	99,249
Accrued compensation	37,826	44,901
Accrued casualty insurance claims	3,856	4,266
Accrued marketing, selling and promotional costs	57,755	50,179
Other payables and accrued liabilities	49,664	47,958
Total current liabilities	333,038	295,553

Noncurrent liabilities:
Long-term debt, net	1,084,772	1,245,959
Deferred income taxes, net	394,271	378,236
Accrued casualty insurance claims	12,919	13,049
Other noncurrent liabilities	25,018	25,609
Total liabilities	1,850,018	1,958,406

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.83 1/3 par value. 110,000,000 shares authorized; 96,634,070 and 96,242,784 shares outstanding, respectively	80,525	80,199
Preferred stock, $1.00 par value. 5,000,000 shares authorized; no shares outstanding	—	—
Additional paid-in capital	1,612,653	1,598,678
Retained earnings	179,994	195,733
Accumulated other comprehensive loss	(9,408)	(17,977)
Total Snyder’s-Lance, Inc. stockholders’ equity	1,863,764	1,856,633
Non-controlling interests	19,791	19,037
Total stockholders’ equity	1,883,555	1,875,670
Total liabilities and stockholders’ equity	$3,733,573	$3,834,076
See Accompanying Notes to the condensed consolidated financial statements (unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended July 1, 2017 and July 2, 2016

	Six Months Ended
(in thousands)	July 1, 2017	July 2, 2016
Operating activities:
Net income/(loss)	$15,886	$(5,777)
Adjustments to reconcile net income/(loss) to cash from operating activities:
Depreciation and amortization	48,929	47,452
Stock-based compensation expense	8,563	19,798
Loss on sale of fixed assets, net	405	1
Loss on sale of Diamond of California	540	—
Gain on sale of route businesses, net	(761)	(691)
Loss on early extinguishment of debt	—	4,749
Impairment charges	7,920	863
Deferred income taxes	12,163	(4,760)
Provision for doubtful accounts	630	235
Changes in operating assets and liabilities, excluding business acquisitions, divestitures and foreign currency translation adjustments	(7,242)	20,065
Net cash provided by operating activities	87,033	81,935

Investing activities:
Purchases of fixed assets	(34,741)	(37,317)
Purchases of route businesses	(17,421)	(14,863)
Purchase of equity method investment	(1,500)	—
Proceeds from sale of fixed assets and insurance recoveries	156	833
Proceeds from sale of route businesses	16,206	13,830
Proceeds from sale of investments	321	—
Proceeds from sale of discontinued operations	121,681	—
Business acquisition, net of cash acquired	—	(1,021,434)
Net cash provided by/(used in) investing activities	84,702	(1,058,951)

Financing activities:
Dividends paid to stockholders	(30,871)	(26,702)
Debt issuance costs	(2,441)	(6,047)
Issuances of common stock	7,550	7,830
Excess tax benefits from stock-based compensation	—	299
Share repurchases, including shares surrendered for tax withholding	(1,812)	(8,275)
Payments on capital leases	(1,399)	(1,015)
Repayments of long-term debt	(24,500)	(120,295)
Proceeds from issuance of long-term debt	—	1,130,000
Repayments of revolving credit facility	(220,000)	(57,000)
Proceeds from revolving credit facility	84,000	57,000
Net cash (used in)/provided by financing activities	(189,473)	975,795

Effect of exchange rate changes on cash	491	(411)

Net decrease	(17,247)	(1,632)
Cash, cash equivalents and restricted cash at beginning of period	36,123	40,071
Cash, cash equivalents and restricted cash at end of period	$18,876	$38,439

Supplemental information:
Cash paid for income taxes, net of refunds of $330 and $1,360, respectively	$4,249	$4,321
Cash paid for interest	$17,594	$13,528

Non-cash investing activities:
Increase in fixed asset expenditures included in accounts payable	$(2,987)	$(680)
Liability for dissenters associated with the acquisition of Diamond Foods (Note 4)	$—	$12,418

Non-cash financing activities:
Common stock and stock-based compensation issued for business acquisitions	$—	$800,987
See Accompanying Notes to the condensed consolidated financial statements (unaudited).

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Snyder’s-Lance, Inc. (the “Company,” "we," "us" or "our") have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. All intercompany balances and transactions have been eliminated. We use the equity method to account for investments over which we exercise significant influence but do not control.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission (the "SEC") on February 28, 2017 (the "2016 Form 10-K"). Our primary operating currencies, other than U.S. dollar, include British pound and Euro. Our accounting policies did not change in the second quarter of 2017, except as described in Note 2. In our opinion, these unaudited condensed consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly our unaudited condensed consolidated financial statements for the interim periods presented herein:

•
The results of operations for the 13 and 26 weeks ended July 1, 2017 ("second quarter of 2017" and "first six months of 2017", respectively), and the 13 and 26 weeks ended July 2, 2016 ("second quarter of 2016" and "first six months of 2016", respectively).

•	Comprehensive income for the second quarter of 2017 and first six months of 2017 and the second quarter of 2016 and first six months of 2016.

•	The financial position as of July 1, 2017 and December 31, 2016.

•	The cash flows for the first six months of 2017 and the first six months of 2016.
The unaudited condensed consolidated results of operations for the second quarter of 2017 and first six months of 2017 are not necessarily indicative of the results to be expected for the full year.

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

Certain prior year amounts have been reclassified to conform to current year presentation. We have elected to separately disclose other operating expense/(income), net and other income, net. In addition, we have included the caption operating income on our Condensed Consolidated Statements of Income/(Loss). The items included in other operating expense/(income), net include: gains or losses on sale of property, plant and equipment; gains or losses on sale of route businesses; and royalty income. The items included in other income, net include: foreign exchange gains or losses and equity income or losses from nonconsolidated entities. These reclassifications had no effect on previously reported results of operations or retained earnings.

Our significant accounting policies are summarized in Note 1 to the consolidated financial statements included in our 2016 Form 10-K.

Discontinued Operations Presentation
As discussed in Note 3, amounts included in the Condensed Consolidated Statements of Income/(Loss) for prior periods have been reclassified to separate amounts related to discontinued operations from continuing operations. Accordingly, unless otherwise stated, amounts disclosed within the notes to the condensed consolidated financial statements exclude amounts related to discontinued operations. The Condensed Consolidated Statements of Cash Flows were not adjusted for presentation of discontinued operations in prior periods, but certain items are disclosed in Note 3 to the condensed consolidated financial statements.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 2. NEW ACCOUNTING STANDARDS

Recently Adopted

On November 17, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-18, Restricted Cash. This accounting standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The amendment should be adopted retrospectively. We early adopted this guidance in the first quarter of 2017 and the adoption resulted in reclassifications of $0.3 million cash inflows from investing activities to operating activities for each of the six months ended July 1, 2017 and July 2, 2016.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows as of July 1, 2017.

(in thousands)	July 1, 2017	December 31, 2016
Cash and cash equivalents	$18,430	$35,409
Restricted cash	446	714
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$18,876	$36,123

On August 26, 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. This accounting standard is intended to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. We adopted this guidance in the first quarter of 2017 and the impact on our Condensed Consolidated Statements of Cash Flows was a reclassification of $6.2 million cash outflows from operating activities to repayments of long-term debt within financing activities for the six months ended July 2, 2016. The table below summarizes the impact on the Statement of Cash Flows for the first six months of 2016.

(in thousands)	Previous Classification (1)	Impact	Current Classification
Operating activities:
Gain on write-off of debt premium	$(1,341)	$1,341	$—
Loss on early extinguishment of debt	—	4,749	4,749
Changes in operating assets and liabilities, excluding business acquisitions, divestitures and foreign currency translation adjustments	19,985	80	20,065
Net cash provided by operating activities	75,765	6,170	81,935

Financing activities:
Repayments of long-term debt	(114,125)	(6,170)	(120,295)
Net cash provided by financing activities	$981,965	$(6,170)	$975,795
(1) The figures Changes in operating assets and liabilities, excluding business acquisitions, divestitures and foreign currency translation adjustments and Net cash provided by operating activities have been revised from the initial presentation to include the impact of the $6.6 million correction of an error described in Note 4.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016. The updated guidance includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. We adopted the accounting standard in the first quarter of 2017 and the impact to our condensed consolidated financial statements are as follows:

•
Excess tax benefits for share-based payments were previously recorded through income tax receivable and equity, and presented as a financing cash flow. As a result of adopting this accounting standard, excess tax benefits for share-based payments are recorded as an adjustment to income tax expense and reflected in operating cash flows. We elected to adopt this provision of the accounting standard prospectively which resulted in income tax benefit of $0.2 million and $1.6 million for the second quarter and first six months of 2017, respectively.

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

On January 26, 2017 the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. This accounting standard simplifies how an entity is required to test goodwill for impairment by eliminating step 2 from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Instead, entities should perform annual or interim goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the excess of carrying amount over the fair value of the respective reporting unit. The guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early application of the ASU is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this standard in the second quarter of 2017 and will apply its guidance on a prospective basis, to the extent that an impairment is identified in step 1 of our testing procedures.

Not Yet Adopted

On May 10, 2017 the FASB issued ASU 2017-09, Scope of Modification Accounting. This accounting standard provides clarity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. According to this accounting standard, an entity should account for the effects of a modification unless the fair value, vesting conditions, and classification of the modified award are the same as the original award. The updated guidance is effective for annual reporting periods, and interim reporting periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating whether we will early adopt this standard during fiscal year 2017. However, there are currently no planned modifications to our share-based payment awards for the remainder of fiscal year 2017.

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

On October 24, 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. This accounting standard is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The updated guidance indicates that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs instead of when the asset has been sold to an outside party. The updated guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, and early adoption is permitted. The amendments are to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of the adoption. The Company is still assessing the impact to the financial statements and intends to adopt the standard on December 31, 2017, the first day of our fiscal 2018.

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

The impact of adopting the new standard on our net revenue and operating income is not expected to be material. We also do not expect a material impact to our balance sheet. The immaterial impact of adopting ASU No. 2014-09 primarily relates to the following:

•
Slotting fees, which are currently amortized over the lesser of their arrangement term or 12 months, but under the new standard these slotting fees will be recorded as a reduction in the transaction price as the product is sold. This could lead to a difference in the timing of recognizing revenue.

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

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 3. DISCONTINUED OPERATIONS

Sale of Diamond of California
On November 28, 2016, we entered into a definitive agreement to sell our culinary nuts business (comprised primarily of the Diamond of California® brand and the Stockton, California facility; collectively "Diamond of California"). The sale of Diamond of California represented a strategic shift in our business that will have a significant impact on our operations and financial results, and aligns with our strategy to focus more resources on the growth opportunities for our snack food brands. On December 31, 2016, we completed the sale for estimated net proceeds of $128.6 million, consisting of $118.6 million of cash and $10.0 million in a promissory note. As of December 31, 2016, we had a receivable due from the purchaser of $118.6 million recorded in receivable from the sale of Diamond of California on our Condensed Consolidated Balance Sheet. On January 3, 2017, we received $121.7 million cash proceeds from the sale of Diamond of California. The difference represents adjustments that were made to preliminary working capital and estimated walnut pricing liability. The purchase price is still subject to normal working capital adjustments as well as a post-closing adjustment to working capital based on the final California Department of Food and Agriculture Walnut/Raisin/Prune Report State Summary - 2016 Crop Year, which is expected to be completed in the fourth quarter of 2017. During the second quarter of 2017, we revised the estimated walnut pricing liability to $3.1 million, which resulted in $0.5 million of additional loss on the sale of Diamond of California within discontinued operations during the quarter. This estimate may change throughout 2017 until the final walnut price is determined in the fourth quarter.
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
For the second quarters and first six months of 2017 and 2016, income statement amounts associated with discontinued operations were as follows:

	Quarter Ended		Six Months Ended
(in thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net revenue	$—	$48,208	$—	$63,104
Cost of sales	—	41,481	—	57,313
Gross profit	—	6,727	—	5,791
Selling, general and administrative expenses	—	7,397	—	10,031
Transaction and integration related expenses	—	689	—	1,017
Loss on sale of Diamond of California	540	—	540	—
Loss from discontinued operations before income taxes	(540)	(1,359)	(540)	(5,257)
Income tax benefit	(199)	(576)	(199)	(1,928)
Loss from discontinued operations, net of income tax	$(341)	$(783)	$(341)	$(3,329)
The pretax loss from discontinued operations for the second quarter and first six months of 2017 was primarily the result of adjusting the estimated walnut pricing liability in the second quarter of 2017. This liability is subject to further adjustment and is expected to be settled in the fourth quarter of 2017. This loss generated an income tax benefit of $0.2 million, with an effective tax rate of 36.9%, during both the second quarter and first six months of 2017.

The discontinued operations pretax loss activity for the second quarter of 2016 generated an income tax benefit of $0.6 million, with an effective tax rate of 42.4%. The discontinued operations pretax loss activity for the first six months of 2016 generated an income tax benefit of $1.9 million, with an effective tax rate of 36.7%.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table provides depreciation, amortization, capital expenditures, and significant operating noncash items of discontinued operations for the first six months of 2017 and 2016.

	Six Months Ended
(in thousands)	July 1, 2017	July 2, 2016
Cash flows from discontinued operating activities:
Depreciation and amortization	$—	$1,987
Stock-based compensation expense	—	293
Loss on sale of Diamond of California	540	—
Payable to growers (1)	—	(29,385)

Cash flows from discontinued investing activities:
Purchases of fixed assets	$—	$33
(1) The operating cash outflow generated by the decrease in payable to growers from $38.3 million acquired on February 29, 2016 to the balance of $8.9 million on July 2, 2016.
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
Additionally, we entered into a Transition Services Agreement ("Stockton TSA") and a Facility Use Agreement ("Stockton FUA"), both effective immediately subsequent to the sale transaction, to facilitate the orderly transfer of Emerald® and Pop Secret® business operations to our Company-owned facilities. The Stockton TSA stipulates certain finance, accounting, sales, marketing, human resources, information technology, supply chain, manufacturing and other general services to be provided between us and the purchaser, during an initial term of 120 days, with extension provisions if necessitated. The Stockton FUA had an initial term of six months, with extension provisions if necessitated, and provides us with the right to access Diamond of California's Stockton, California manufacturing facility, for the purpose of manufacturing certain Emerald® branded products. Permitted uses under the Stockton FUA include use of certain equipment and storage of inventories related to the Emerald® production process. Although use of the Stockton TSA and the Stockton FUA has continued through the end of the second quarter of 2017, the services are completed at this time. We have also entered into a contract manufacturing agreement with the purchaser to manufacture certain products for us through September 2017.
NOTE 4. BUSINESS ACQUISITIONS
Acquisition of Diamond Foods
On February 29, 2016, we acquired Diamond Foods, Inc. ("Diamond Foods") for $1,857.2 million in a cash and stock transaction, including our repayment of $651.0 million of Diamond Foods’ indebtedness, accrued interest and related fees. Diamond Foods, a leading snack food company, possessed five brands including Kettle Brand® potato chips, KETTLE® Chips, Pop Secret® popcorn, Emerald® snack nuts, and Diamond of California® culinary nuts. As a result of the acquisition, Diamond Foods became our wholly-owned subsidiary. We also obtained 26% of the outstanding shares of Metcalfe's Skinny Limited ("Metcalfe"), owner of Metcalfe's skinny®, a premium ready-to-eat ("RTE") popcorn brand in the United Kingdom ("U.K."), which is described below.
At the effective time of the acquisition of Diamond Foods, all of its outstanding stock-based compensation awards, then comprised of restricted shares, restricted units, performance-based restricted units, and stock options, converted to replacement Snyder's-Lance awards or were settled with merger consideration as described within the Registration Statement on Form S-4 we filed with the SEC on January 20, 2016. The fair value of the replacement awards, whether vested or unvested, was included in the purchase price to the extent that pre-acquisition services had been rendered. The purchase price also included the fair value of accelerated vesting for awards that vested at the acquisition date due to change in control provisions. The remainder of the fair value of the unvested outstanding replacement awards are being recorded as compensation expense over the applicable future vesting period in the periods following the acquisition date.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Diamond Foods acquisition was accounted for as a business combination. Management used its best estimate in the preliminary allocation of the purchase price to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities as of April 2, 2016. Subsequent to the quarter ended April 2, 2016, we adjusted our initial purchase price allocation for changes in the valuation of certain assets and liabilities throughout the year ended December 31, 2016. As discussed in our 2016 Form 10-K, included within these adjustments was a correction to acquired cash of $6.6 million and the corresponding amount to accounts payable as a result of Diamond Foods' prior cash accounting, which resulted in a reclassification of a cash outflow from operating activities to investing activities on the Condensed Consolidated Statement of Cash Flows for the six months ended July 2, 2016. The impact of the remaining adjustments on previously presented condensed consolidated financial statements was not significant.
In addition, we recorded payables of $12.4 million for certain dissenting shareholders of Diamond Foods associated with the acquisition as of July 2, 2016, which is reflected as non-cash investing activity for the six months ended July 2, 2016. During the year ended December 31, 2016, a settlement was reached with such dissenting shareholders and we paid such liability and recognized additional $1.6 million and $0.5 million as transaction related expenses in the second quarter and third quarter, respectively, of 2016.
Transaction and integration related expenses associated with the acquisition of Diamond Foods were approximately $9.9 million and $58.9 million for the second quarter and first six months, respectively, of 2016, and are included in a separate line in the Condensed Consolidated Statements of Income/(Loss). These expenses primarily consisted of severance and retention costs, accelerated stock-based compensation, investment banking fees and other professional fees and legal costs associated with completion of the acquisition and subsequent integration of Diamond Foods.
Diamond Foods' results were included in our Condensed Consolidated Statements of Income/(Loss) from February 29, 2016. Incremental net revenue from Diamond Foods of $135.6 million and $183.9 million was included for the second quarter and first six months, respectively, of 2016. A portion of Diamond Foods' revenue was eliminated in consolidation as it was sold to our other subsidiaries for distribution through our national direct-store-delivery distribution network ("DSD network"). As a result of progress made integrating Diamond Foods, it is impracticable to disclose separately Diamond Foods' contributions to income before income taxes for the second quarter and first six months of 2016.
The following unaudited pro forma condensed consolidated financial information has been prepared as if the acquisition of Diamond Foods had taken place at the beginning of the first quarter of 2016. The unaudited pro forma results include estimates and assumptions regarding increased amortization of intangible assets related to the acquisition, reduced interest expense related to debt due to lower interest rates associated with the new combined debt and the related tax effects, and reductions of non-recurring transaction-related expenses. Pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated, or that may result in the future for various reasons including the potential impact of revenue and cost synergies on the business.

(in thousands)	Quarter Ended July 2, 2016	Six Months Ended July 2, 2016
Net revenue (1)	$609,500	$1,201,879
Net income attributable to Snyder's-Lance, Inc. (1)	$19,681	$43,392
(1) The unaudited pro forma condensed consolidated financial information does not reflect the sale of Diamond of California.

Acquisition of Metcalfe's Skinny Limited
In January 2016, Diamond Foods obtained 26% of the outstanding shares of Metcalfe, owner of Metcalfe's skinny®, a premium RTE popcorn brand in the U.K., which we acquired in the Diamond Foods’ transaction. On September 1, 2016, we completed the acquisition of the remaining 74% interest of Metcalfe for approximately $9.7 million. Metcalfe is a leading premium RTE popcorn brand in the U.K., in addition to a growing range of corn and rice cake products.

Because of our purchase of the remaining 74% interest in Metcalfe, the equity of the entire entity was increased to fair value, which resulted in the revaluation of our prior 26% interest. However, as this 26% interest was recorded at fair value in the Diamond Foods' opening balance sheet on February 29, 2016, the revaluation did not result in a significant gain or loss. The fair value of 100% of Metcalfe was determined to be $13.2 million, of which $1.5 million was preliminarily allocated to current assets, $7.2 million to goodwill, $8.8 million to other intangible assets and $4.3 million to total liabilities. During the six months ended July 1, 2017, we made several immaterial adjustments to the opening balance sheet. Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Our 26% share of income for the period subsequent to February 29, 2016, was not material for the second quarter and first six months of 2016, and was included in other income, net, in the Condensed Consolidated Statements of Income/(Loss). Subsequent to our acquisition of the remaining 74% of Metcalfe on September 1, 2016, Metcalfe's results were consolidated into our Condensed Consolidated Statements of Income/(Loss).

Investment in Natural Foodworks Group, LLC
On February 17, 2017, we made a $1.5 million investment for approximately 23% of the ownership in Natural Foodworks Group, LLC, an experienced food manufacturer specializing in natural and organic products. We are accounting for this investment under the equity method.
NOTE 5. PERFORMANCE TRANSFORMATION PLAN

As announced on April 17, 2017, our Board of Directors and senior management team have been conducting a comprehensive review of our Company’s operations with the goal of significantly improving its financial performance to deliver greater value to shareholders. As a result of this review, we have initiated a Performance Transformation Plan (the "Transformation Plan") focused on six key areas:

•	SG&A Expense Efficiency. Reduce direct spending and accelerate zero-based budgeting to improve indirect costs.

•	Manufacturing and Supply Chain Productivity. Reduce manufacturing and distribution network complexity and improve productivity.

•	Product and Portfolio Optimization. Reduce business complexity through stock keeping unit ("SKU") rationalization and ongoing portfolio maintenance.

•	Price Realization. Improve trade spend productivity and effectiveness and optimize brand assortment.

•	Marketing Investment Optimization. Reset working/non-working ratios and increase investment in our core branded portfolio.

•	Channel Execution Excellence. Elevate the performance of the existing independent business owner direct store delivery partnership.

As a part of the plan, on June 26, 2017, our Board of Directors approved the closure of our manufacturing facility in Perry, Florida and an incremental reduction in workforce across the organization. In total, this will eliminate approximately 300 jobs. The production of products currently manufactured in the Perry facility will be shifted to facilities with available capacity. As a result of these actions, we incurred a non-cash impairment expense of $7.2 million and severance expense of $7.4 million in the first six months of 2017. All of the impairment expense was recorded in the second quarter of 2017. Severance expense of $0.5 million was recorded in the first quarter of 2017 and $6.9 million was recorded in the second quarter of 2017. $4.4 million and $4.8 million of the severance expense was recognized in selling, general and administrative expenses in the second quarter and first six months of 2017, respectively. $2.5 million and $2.6 million was recognized in cost of sales in the second quarter and first six months of 2017, respectively. A liability of $6.9 million is included in accrued compensation on the Condensed Consolidated Balance Sheet as of July 1, 2017. The cash payments related to this liability are expected to occur primarily in the third quarter of 2017.

(in thousands)	Severance and Related Costs	Asset Impairments	Total
Liability balance, December 31, 2016 (1)	$—	$—	$—
Charges	7,394	7,216	14,610
Cash spent	(708)	—	(708)
Non-cash settlements/adjustments	209	(7,216)	(7,007)
Liability balance, July 1, 2017 (1)	$6,895	$—	$6,895
(1) This represents only the accrued severance and related costs for the Transformation Plan. This does not include all severance accrued as of December 31, 2016 or July 1, 2017.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

In addition, and in connection with the Transformation Plan, we announced plans to restructure our sales organization to enable greater alignment of our people, resources and strategies with those of our customers. As part of the restructure, we announced the appointment of John Maples as Chief Customer Officer, effective July 25, 2017. Mr. Maples joined our Company in 2015 and most recently served as President, Direct Sales Division. In addition, and as part of the restructure, Frank Schuster, formerly President, DSD Division, was appointed to President, Sales Execution reporting to Mr. Maples. He will continue to lead our national distribution network and in-store execution.

The full scope of the Transformation Plan and specific actions to be taken are currently being developed by senior management and our Board of Directors. At this point in time, we cannot reasonably estimate the future expenses and cash payments, nor their timing other than those outlined above. The Transformation Plan is targeting completion by 2019.
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
In the second quarter of 2017 and first six months of 2017 and 2016, we did not have undistributed income and therefore did not include these awards in our calculation of basic and diluted earnings per share as computed in the table below:

	Quarter Ended		Six Months Ended
(in thousands, except per share data)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Basic EPS:
Income/(loss) from continuing operations attributable to Snyder's-Lance, Inc.	$4,311	$20,464	$15,473	$(2,421)
Less: Income from continuing operations allocated to participating securities	—	56	—	—
Income/(loss) from continuing operations allocated to common shares	$4,311	$20,408	$15,473	$(2,421)
Weighted average shares outstanding – Basic	96,448	95,679	96,321	87,816
Earnings/(loss) per share – Basic	$0.04	$0.21	$0.16	$(0.03)

Diluted EPS:
Weighted average shares outstanding – Basic	96,448	95,679	96,321	87,816
Effect of dilutive stock options, restricted units and performance-based restricted units on shares outstanding	1,256	987	1,308	—
Weighted average shares outstanding – Diluted	97,704	96,666	97,629	87,816
Earnings/(loss) per share – Diluted	$0.04	$0.21	$0.16	$(0.03)

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the second quarter and first six months of 2017, approximately 638,000 and 617,000, respectively, in stock options and performance-based restricted units were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. Due to the net loss incurred during the first six months of 2016, basic weighted average shares outstanding were required to be used for diluted loss per share. This resulted in approximately 858,000 potentially dilutive restricted units and stock options being excluded from diluted weighted average shares outstanding for the first six months of 2016. For both the second quarter and first six months of 2016, approximately 1.5 million stock options and performance based restricted units were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive.
NOTE 7. STOCK-BASED COMPENSATION
Stock-based compensation expense recorded in the Condensed Consolidated Statements of Income/(Loss) was $6.1 million and $5.3 million for the second quarters of 2017 and 2016, respectively. Stock-based compensation expense recorded in the Condensed Consolidated Statements of Income/(Loss) was $8.6 million and $19.5 million for the first six months of 2017 and 2016, respectively. On April 11, 2017, Carl E. Lee, Jr. retired from his positions as President and Chief Executive Officer and a member of the Board of Directors of our Company, as well as from his positions as an officer and/or director of each of our subsidiaries. As part of Mr. Lee's retirement agreement, certain of his stock based compensation awards were modified, which resulted in the recognition of an additional $3.4 million of stock-based compensation expense during the second quarter and first six months of 2017. During 2016, the acquisition of Diamond Foods resulted in a significant amount of prior Diamond Foods stock-based compensation awards converting to replacement Snyder's-Lance awards. Within transaction and integration related expenses on the Condensed Consolidated Statements of Income/(Loss), we recognized $2.8 million in stock-based compensation expense for the second quarter of 2016 and $15.1 million in stock-based compensation expense and $1.0 million in cash compensation expense in the first six months of 2016 from replacement awards that vested due to acceleration clauses within employment agreements with former Diamond Foods executives.
During the first six months of 2017, we issued and/or modified 987,922 stock options (this includes the shares modification discussed above) at a weighted average exercise price of $36.73 per share, 111,008 restricted shares, 72,797 performance-based restricted units and 28,482 restricted units to employees and directors. During the first six months of 2016, we issued 1,090,823 stock options at a weighted average exercise price of $30.71 per share, 118,477 restricted shares, 81,999 performance-based restricted units and 28,393 restricted units to employees and directors.
We account for option awards based on the fair value-method using the Black-Scholes model. The following assumptions were used to determine the weighted average fair value of options granted and/or modified during the first six months of 2017 (inclusive of those issued to our recently appointed President and Chief Executive Officer):

Six Months Ended July 1, 2017
Assumptions used in Black-Scholes pricing model:
Expected dividend yield	1.61%
Risk-free interest rate	1.69%
Expected life	4.0 years
Expected volatility	19.54%
Fair value per share of options granted	$7.41
The fair value of the performance-based restricted units issued during the first six months of 2017 was determined using a Monte Carlo simulation.
To cover withholding taxes payable by employees upon the vesting of restricted shares, in the second quarter and first six months of 2017, we repurchased 12,496 and 41,199 shares of common stock, respectively. For the second quarter of 2016, we repurchased 43 shares of common stock for the vesting of Snyder's-Lance employee incentive awards and 10,229 shares for the vesting of replacement awards converted from prior Diamond Foods awards. For the first six months of 2016, we repurchased 22,759 shares of common stock for the vesting of Snyder's-Lance employee incentive awards and 68,986 shares for the vesting of replacement awards converted from prior Diamond Foods awards.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

In addition, we recorded $1.1 million and $1.0 million in incentive compensation expense for our performance-based cash incentive plans for the second quarters of 2017 and 2016, respectively. We recorded $0.3 million and $1.2 million in incentive compensation expense for the first six months of 2017 and 2016, respectively.
NOTE 8. INVENTORIES
Inventories consisted of the following:

(in thousands)	July 1, 2017	December 31, 2016
Finished goods	$115,841	$100,107
Work in process	79	1,949
Raw materials	28,745	32,095
Maintenance parts, packaging and supplies	45,156	39,305
Total inventories, net	$189,821	$173,456

The decrease in work in process is due to the transfer of Emerald® business operations from Diamond of California's Stockton, California manufacturing facility to our Company-owned facilities. As of the end of the second quarter of 2017, we were utilizing contract manufacturing as the primary means of Emerald® production.
NOTE 9. FIXED ASSETS
Fixed assets consisted of the following:

(in thousands)	July 1, 2017	December 31, 2016
Land and land improvements	$38,002	$37,835
Buildings and building improvements	191,585	192,874
Machinery, equipment and computer systems	618,016	607,869
Trucks, trailers and automobiles	32,595	32,723
Furniture and fixtures	4,559	4,720
Construction in progress	41,032	22,098
Capital leases (1)	2,725	3,303
	928,514	901,422
Accumulated depreciation	(431,101)	(399,472)
	497,413	501,950
Fixed assets held for sale	(349)	(66)
Fixed assets, net	$497,064	$501,884
(1) Gross amounts of assets recorded under capital leases represent machinery, equipment and computer systems as of July 1, 2017 and December 31, 2016.
Depreciation expense related to fixed assets was $17.4 million and $18.0 million during the second quarters of 2017 and 2016, respectively. For the first six months of 2017 and 2016, depreciation expense was $35.1 million and $33.9 million, respectively.
For the second quarter and first six months of 2017, we incurred impairment charges of $7.9 million. Of this, $7.2 million relates to the impending closure of our Perry, Florida manufacturing facility, as a part of our Transformation Plan described in Note 5. The remaining impairment is related to manufacturing assets for which we no longer had a business use. We recorded $0.5 million of fixed asset impairment charges during the second quarter of 2016 related to IT hardware and software as part of our integration with Diamond Foods. For the first six months of 2016, we incurred impairment charges of $0.9 million related to IT equipment and other machinery and equipment related to the discontinuation of manufacturing certain products.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the first six months of 2017 were as follows:

(in thousands)	Carrying Amount
Balance as of December 31, 2016	$1,318,362
Business acquisition measurement period adjustments	194
Changes in foreign currency exchange rates	3,557
Goodwill reclassified to assets held for sale	(66)
Balance as of July 1, 2017	$1,322,047
As of the date of our 2016 annual impairment analysis, the fair value of our European reporting unit was estimated to be approximately 15% above the carrying value. The carrying value of goodwill associated with this reporting unit is $92.3 million as of July 1, 2017. This reporting unit consists primarily of operations within the U.K. The June 2016 referendum by British voters to exit the European Union (“Brexit”) caused uncertainty in global markets and resulted in economic uncertainty within the region which has driven competitive challenges for our products. While historical performance and current expectations have resulted in the fair value of our reporting unit in excess of the carrying value, if economic uncertainty and competitive challenges continue and our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future. Given the difference between the fair value and book value of the reporting unit as of the date of our last impairment analysis and our belief that the current challenges do not represent a long-term trend in the operations, we believe the fair value is still in excess of the book value. No triggering events occurred between the most recent annual impairment assessment and July 1, 2017.
Other intangible assets, except those classified as held for sale consisted of the following:

(in thousands)	Gross Carrying Amount	Cumulative Impairments	Accumulated Amortization	Net Carrying Amount
As of July 1, 2017:
Customer and contractual relationships(1) – amortized	$498,311	$—	$(71,717)	$426,594
Non-compete agreement – amortized	710	—	(477)	233
Developed technology – amortized	2,700	—	(550)	2,150
Reacquired rights – amortized	3,100	—	(2,295)	805
Patents – amortized	8,600	—	(3,699)	4,901
Routes – unamortized	10,712	(45)	—	10,667
Trademarks(2)– unamortized	929,364	(6,700)	—	922,664
Balance as of July 1, 2017	$1,453,497	$(6,745)	$(78,738)	$1,368,014

As of December 31, 2016:
Customer and contractual relationships – amortized	$493,026	$—	$(58,314)	$434,712
Non-compete agreement – amortized	710	—	(417)	293
Developed technology – amortized	2,700	—	(460)	2,240
Reacquired rights – amortized	3,100	—	(2,101)	999
Patents – amortized	8,600	—	(3,308)	5,292
Routes – unamortized	10,869	(45)	—	10,824
Trademarks – unamortized	926,140	(6,700)	—	919,440
Balance as of December 31, 2016	$1,445,145	$(6,745)	$(64,600)	$1,373,800
(1) The translation impact on customer relationships for the first six months of 2017 was an increase of $5.3 million.
(2) The translation impact on trademarks for the first six months of 2017 was an increase of $3.2 million.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Amortization expense related to intangibles was $6.9 million and $7.3 million for the second quarters of 2017 and 2016, respectively. For the first six months of 2017 and 2016, amortization expense related to intangibles was $13.8 million and $11.6 million, respectively.
Routes and trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. Although not amortized, they are reviewed for impairment as conditions change or at least on an annual basis. There were no impairments during the second quarters or first six months of 2017 and 2016.
In addition to the $541.1 million in trademarks acquired in the Diamond Foods acquisition, certain trademarks with a total book value of $12.9 million as of July 1, 2017, currently have a book value which approximates fair value. Any adverse changes in the use of these trademarks or the sales volumes of the associated products could result in an impairment charge in the future. As discussed in Note 5, an initiative of our Transformation Plan is SKU rationalization to reduce complexity within the organization. If this process results in significant elimination of SKUs or a strategic shift away from investing in the brands for which the trademarks' book value approximates their fair value, the reduction in future cash flow may result in an impairment of these trademarks. As of July 1, 2017, no such strategic decisions have been finalized. Included within the $541.1 million of trademarks acquired in the Diamond Foods acquisition is $56.1 million related to a trademark held in the U.K. The facts and circumstances noted above as it relates to our European reporting unit goodwill also apply to the trademarks within that region. Continued economic uncertainty and competitive challenges may impact the future cash flow assumptions and estimated fair value of the impacted trademarks. No triggering events occurred between the most recent annual impairment assessment and July 1, 2017.
The changes in the carrying amount of route intangibles for the first six months of 2017 were as follows:

(in thousands)	Carrying Amount
Balance as of December 31, 2016	$10,824
Routes reclassified to assets held for sale	(157)
Balance as of July 1, 2017	$10,667
Route businesses, including route intangibles and associated goodwill, allocated to assets held for sale represent assets available for sale in their present condition and for which actions to complete a sale have been initiated. The changes in the carrying amount of route businesses held for sale for the first six months of 2017 were as follows:

(in thousands)	Carrying Amount
Balance as of December 31, 2016	$19,502
Purchases of route businesses held for sale	17,421
Sales of route businesses held for sale	(15,445)
Reclassifications from route intangibles and goodwill	223
Balance as of July 1, 2017	$21,701
For the second quarter of 2017, net gains on the sale of route businesses consisted of $1.8 million in gains and $1.2 million in losses, and are included within other operating income on the Condensed Consolidated Statements of Income/(Loss). Net gains on the sale of route businesses for the first six months of 2017 consisted of $2.5 million in gains and $1.8 million of losses. For the second quarter of 2016, net gains on the sale of route businesses consisted of $0.3 million in gains and $0.1 million in losses, and are included within other operating income on the Condensed Consolidated Statements of Income/(Loss). Net gains on the sale of route businesses for the first six months of 2016 consisted of $1.3 million in gains and $0.6 million of losses. The majority of the route business purchases and sales were due to route reengineering projects that were initiated in order to maximize the efficiency of route territories for the independent business owners ("IBOs"). See Note 15 for further information related to IBOs.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 11. LONG-TERM DEBT
Long-term debt outstanding consisted of the following:

(in thousands)	July 1, 2017	December 31, 2016
Revolving credit facility	$91,000	$227,000
Other long-term debt	1,053,750	1,078,250
Debt issuance costs, net	(10,978)	(10,291)
Total debt, net	1,133,772	1,294,959
Current portion of long-term debt	(49,000)	(49,000)
Total long-term debt, net	$1,084,772	$1,245,959
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
As a result of the Credit Agreement, we entered into certain amendments to our existing credit agreement (the "Amended and Restated Credit Agreement"). Our Amended and Restated Credit Agreement contains a revolving credit facility which allows us to make revolving credit borrowings of up to $375.0 million through May 2019. As of July 1, 2017 and December 31, 2016, we had available $284.0 million and $148.0 million, respectively, of unused borrowings. During the first six months of 2017, we borrowed $84.0 million from our revolving credit facility and repaid $220.0 million primarily with the proceeds from the sale of Diamond of California. During the first six months of 2016, there were $57.0 million in proceeds from draws on our revolving credit facility which were used to repay our private placement senior notes as discussed below. In addition, we repaid the $57.0 million with cash flows from operations during the six months ended July 2, 2016.
Under certain circumstances and subject to certain conditions, we have the option to increase available credit under the revolving credit facility by up to $200.0 million for the remaining life of the facility. Revolving credit borrowings incur interest based on a Eurodollar rate plus an applicable margin of between 0.795% and 1.450%, or the base rate plus an applicable margin of between 0% and 0.45%. The applicable margin is determined by certain financial ratios and was 1.450% for Eurodollar rate loans and 0.45% for base rate loans as of July 1, 2017. The revolving credit facility also requires us to pay a facility fee ranging from 0.08% to 0.25% on the entire $375.0 million based on certain financial ratios. The facility fee rate was 0.250% on July 1, 2017.
Our obligations under the Amended and Restated Credit Agreement are guaranteed by all of our existing and future direct and indirect wholly-owned domestic subsidiaries other than any such subsidiaries that, taken together, do not represent more than 10% of our total domestic assets or domestic revenues and our wholly-owned domestic subsidiaries. The Amended and Restated Credit Agreement contains customary representations, warranties and covenants. The financial covenants pursuant to the Amended and Restated Credit Agreement included a maximum total debt to EBITDA ratio, as defined in the Amended and Restated Credit Agreement, of 4.75 to 1.00 for the second quarter in 2016, decreasing to 4.25 to 1.00 in the fourth quarter in 2016, 4.00 to 1.00 for the second quarter in 2017, 3.75 to 1.00 for the third quarter in 2017 and 3.50 to 1.00 for the fourth quarter in 2017 and all quarters thereafter. On May 8, 2017, to alleviate risk of not complying with our total debt to EBITDA ratio requirement in 2017, as well as to provide additional financial flexibility, we amended our Amended and Restated Credit Agreement to extend the maximum total debt to EBITDA ratio covenant to be 4.25 to 1.00 through the first quarter in 2018, 4.00 to 1.00 for the second quarter in 2018, 3.75 to 1.00 for the third quarter in 2018 and 3.50 to 1.00 for the fourth quarter in 2018 and all quarters thereafter ("Amended Credit Agreement"). For the second quarter of 2017 the maximum ratio allowed was 4.25 to 1.00, and our total debt to EBITDA ratio was 3.96 to 1.00. In addition, our Amended Credit Agreement provides for adjusted EBITDA to include up to $20.0 million, during the lifetime of the Amended Credit Agreement, of non-recurring costs and expenses paid in cash, as defined. There were no other amendments to the original Credit Agreement. We paid approximately $2.4 million in Consent and Administrative fees associated with the amendment but there were no revisions to the Amended Credit Agreement that will impact the effective interest rate as originally provided. The $2.4 million in fees were capitalized as debt issuance costs and are being amortized over the life of the loans.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The financial covenants also include a minimum interest coverage ratio of 2.50 to 1.00. Other covenants include, but are not limited to, limitations on: (i) liens, (ii) dispositions of assets, (iii) mergers and consolidations, (iv) loans and investments, (v) subsidiary indebtedness, (vi) transactions with affiliates and (vii) certain dividends and distributions. The Amended Credit Agreement contains additional customary events of default, including a cross default provision and change of control provisions. If an event of default occurs and is continuing, we may be required to repay all amounts outstanding under the Amended Credit Agreement. As of July 1, 2017, we are in compliance with all our debt covenants.
On February 27, 2017, we entered into an amendment to the Amended and Restated Credit Agreement with the term lenders party to the Credit Agreement and Bank of America, N.A., which amended the definition of EBIT in the Credit Agreement to be EBITDA minus, to the extent included in determining EBITDA, depreciation and amortization of our Company and our subsidiaries for the computation period.
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
NOTE 12. INCOME TAXES
As of July 1, 2017, gross unrecognized tax benefits for uncertain tax positions totaled $5.2 million, in addition to related interest and penalties of $1.0 million. Of the gross unrecognized benefits, $1.5 million are recorded net with the tax attributes that would be offset. The remainder are recorded in other noncurrent liabilities in the Condensed Consolidated Balance Sheets. Of this total amount, $4.6 million, which includes interest and penalties, would affect the effective tax rate if subsequently recognized. As of December 31, 2016, gross unrecognized tax benefits totaled $5.8 million in addition to interest and penalties of $1.0 million, in other noncurrent liabilities and noncurrent deferred tax liabilities on the Condensed Consolidated Balance Sheets. We expect certain income tax audits will be settled, positions will be resolved through administrative procedures or statutes of limitations will expire for various tax authorities during the next twelve months, resulting in a potential $0.9 million reduction of the unrecognized tax benefit amount. We classify interest and penalties associated with uncertain tax positions within income tax expense.

Our effective tax rate increased from 37.8% for the second quarter of 2016 to 62.8% for the second quarter of 2017. The increase in our effective income tax rate was due primarily to the write-off of a $3.2 million deferred tax asset for certain executive equity compensation which is no longer deductible due to the appointment of our new president and chief executive officer. Our effective tax rate increased from 33.5% benefit for the first six months of 2016 to 44.3% expense for the first six months of 2017. The increase in our effective income tax rate was due primarily to the write-off of the deferred tax asset for certain executive equity compensation which is no longer deductible due to the appointment of our new chief executive officer.
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

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes information regarding financial assets and financial liabilities that are measured at fair value as of July 1, 2017 and December 31, 2016.

(in thousands)	Book Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance as of July 1, 2017
Assets:
Cash and cash equivalents	$18,430	$18,430	$—	$—
Restricted cash	446	446	—	—
Interest rate swaps	8,516	—	8,516	—
Total assets	$27,392	$18,876	$8,516	$—

Liabilities:
Interest rate swaps	$1,254	$—	$1,254	$—
Total liabilities	$1,254	$—	$1,254	$—

Balance as of December 31, 2016
Assets:
Cash and cash equivalents	$35,409	$35,409	$—	$—
Restricted cash	714	714	—	—
Interest rate swaps	10,748	—	10,748	—
Total assets	$46,871	$36,123	$10,748	$—

Liabilities:
Interest rate swaps	$392	$—	$392	$—
Total liabilities	$392	$—	$392	$—
There were no changes among the levels during the first six months of 2017.
The fair value of outstanding debt, including current maturities, was approximately $1,145 million and $1,305 million as of July 1, 2017 and December 31, 2016, respectively. These Level 2 fair value estimates were based on similar debt with the same maturities, company credit rating and interest rates.
NOTE 14. DERIVATIVE INSTRUMENTS
We are exposed to certain risks relating to our business operations. We use derivative instruments to manage interest rate risks. The fair value of the derivative instrument liability in the Condensed Consolidated Balance Sheets using Level 2 inputs was as follows:

(in thousands)	Balance Sheet Location	July 1, 2017	December 31, 2016
Derivatives designated as hedges:
Interest rate swaps	Other noncurrent assets	$8,516	$10,748
Interest rate swaps	Other noncurrent liabilities	(1,254)	(392)
Total fair value of derivative instruments		$7,262	$10,356

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Interest Rate Swaps
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and US base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements in order to maintain a desired proportion of fixed to variable-rate debt. These swaps are accounted for as cash flow hedges. The fair value of interest rate swaps was determined utilizing a market approach model using the notional amount of the interest rate swaps and the observable inputs of time to maturity and interest rates. The notional amount of the interest rate swaps designated as hedging instruments as of July 1, 2017 and December 31, 2016 was $675.0 million and $575.0 million, respectively.
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
Changes in Other Comprehensive Loss
The changes in unrealized gains and losses, net of income tax, included in other comprehensive loss due to fluctuations in interest rates were as follows:

	Quarter Ended		Six Months Ended
(in thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
(Losses) on interest rate swaps, net of income tax benefit of $1,485, $319, $1,200 and $1,028, respectively	$(2,319)	$(503)	$(1,894)	$(1,627)
NOTE 15. COMMITMENTS AND CONTINGENCIES
Contractual Obligations
In order to mitigate the risks of volatility in commodity markets to which we are exposed, we entered into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Purchase commitments for certain ingredients, packaging materials and energy totaled $208.7 million as of July 1, 2017, compared to $157.2 million as of December 31, 2016. The increase in purchase commitments was primarily due to timing of raw material purchase contracts for the upcoming year. In addition to these commitments, we have contracts for certain ingredients and packaging materials where we have secured a fixed price but do not have a minimum purchase quantity. We generally contract from approximately three to twelve months in advance for certain major ingredients and packaging. These contracts can extend out from one to three years. We also have a licensing contract which totaled $12.9 million as of July 1, 2017, and runs through 2020.
We have contracts to receive services from our syndicated market data providers through 2023. Our commitment for these services ranges from $4.6 million to $5.3 million each year throughout the life of the contracts.
We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $12.4 million and $12.6 million as of July 1, 2017 and December 31, 2016, respectively.
Guarantees
We currently provide a partial guarantee for loans made to IBOs by certain third-party financial institutions for the purchase of route businesses. The outstanding aggregate balance on these loans was $157.9 million and $154.1 million as of July 1, 2017 and December 31, 2016, respectively. The annual maximum amount of future payments we could be required to make under the guarantee equates to 25.0% of the outstanding loan balance on the first day of each calendar year plus 25.0% of the amount of any new loans issued during such calendar year. These loans are collateralized by the route businesses for which the loans are made. Accordingly, we have the ability to recover substantially all of the outstanding loan value upon default, and our liability associated with this guarantee is not material.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Legal Matters

IBO Litigation
Roxberry, et. al, v. S-L Distribution Company, LLC
On July 25, 2016, plaintiffs comprised of IBOs filed a putative class action against us and our distribution subsidiary, S-L Distribution Company, LLC ("SLD") in the Eastern District Court of Tennessee. The case was subsequently transferred to the Middle District of Pennsylvania. The lawsuit seeks statewide class certification on behalf of a class comprised of IBOs in Tennessee, and nationwide certification for the Federal law collective action. The plaintiffs allege that they were misclassified as independent contractors and should be considered employees. We believe we have strong defenses to all the claims that have been asserted against us. On June 8, 2017, counsel for SLD participated in a mediation with the plaintiffs and their counsel in an attempt to resolve the litigation. On or about June 26, 2017, the parties to this litigation reached a tentative settlement on a class wide basis. We do not admit any fault or liability in this matter; however, in an effort to resolve these claims, we agreed to pay $1.5 million to fully resolve the litigation in order to avoid the costs and uncertainty of litigation. The settlement amount of $1.5 million is accrued in other payables and accrued liabilities in the Condensed Consolidated Balance Sheets at the end of the second quarter of 2017.

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

California Labor Code Matters
Sparks v. Diamond Foods, Inc.
Former employee Patricia Sparks filed a putative class action lawsuit against Diamond Foods on November 25, 2015 in San Francisco Superior Court alleging Diamond Foods’ violation of the California Labor Code by failing to include on wage statements the start date of the pay period and by failing to include on wage statements the name and address of the legal entity that is the employer. Plaintiff amended her complaint on January 4, 2016 to add a claim for penalties under California’s Private Attorneys General Act based on the same underlying violations. Diamond Foods timely answered the First Amended Complaint on March 7, 2016. The parties attended the initial case management conference on May 2, 2016 and a further case management conference occurred on August 1, 2016. On September 19, 2016, the parties to this litigation reached a tentative settlement pursuant to which we have agreed to pay $0.7 million on a class wide basis. We signed a memorandum of understanding reflecting this preliminary settlement amount. The parties submitted a settlement agreement to the court and the court granted preliminary approval of the settlement on February 24, 2017. On July 5, 2017, the parties appeared before the court on Plaintiff’s Motion for Final Approval of the Settlement. At the hearing, the judge requested supplemental briefing from the Plaintiff, which Plaintiff filed on July 14, 2017. On July 19, 2017, the court entered an order granting Final Approval of the Settlement, Attorneys' Fees, and Costs. The judge granted final approval of the maximum settlement amount of $0.7 million.

Bensman v. Diamond Foods, LLC et. al.
Diamond Foods, LLC employee Della Bensman filed a putative class action lawsuit against Diamond Foods, LLC and Snyder’s-Lance, Inc. on April 4, 2017 in San Joaquin Superior Court alleging the companies’ violations of the California Labor Code. Plaintiff alleges the companies' failure to provide third rest breaks when Plaintiff or other employees worked a shift over ten hours and failure to provide accurate itemized wage statements for employees in periods in which they worked more than ten hours and did not receive a third rest break. Plaintiff’s Complaint also includes a claim for penalties under California’s Private Attorneys General Act and an unfair business practices claim pursuant to the California Business and Professions Code based on the same underlying violations. On June 16, 2017, we filed a Demurrer seeking dismissal of Plaintiff’s claim regarding our failure to provide accurate wage statements. The court scheduled a hearing on the Demurrer for September 28, 2017. At this time, no demand has been made and we cannot reasonably estimate the possible loss or range of loss from this lawsuit.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Employment Tax Audit by the California Employment Development Department
On February 22, 2016, we received notice from the Employment Development Department of the State of California that SLD had been selected for an employment tax audit. On April 27, 2016, an onsite audit was conducted of all payroll records for 2015 as a general matter. In addition, the auditor examined the Forms 1099Misc that we had issued. The audit examined whether the IBOs who received 1099s were bona-fide contractors within the definition of an employer/employee relationship under the relevant statutes and regulations in California. On April 11, 2017, the auditor issued a finding that for the audit period of January 1, 2014 through December 31, 2016, the California IBOs were properly classified as independent contractors. Accordingly, there was no impact to our operations in California, or any other jurisdiction, as a result of the audit.

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

On May 5, 2017, the Court entered an Order granting in part and denying in part Late July’s Motion to Dismiss. The Court dismissed the class allegations and the claim for injunctive relief, but allowed the two individual plaintiffs’ claims for damages to proceed. The Order did allow Plaintiffs leave to amend their complaint, and on June 2, 2017, Plaintiffs filed their Second Amended Complaint. In response, Late July filed a Motion to Dismiss on June 30, 2017. We are presently awaiting a hearing date on that motion. At this time, we cannot reasonably estimate the possible loss or range of loss, if any, from this lawsuit.
Other
We are currently subject to various other legal proceedings and environmental matters arising in the normal course of business which are not expected to have a material effect on our condensed consolidated financial statements. We record a liability when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated. If we determine that a loss is possible and a range of the loss can be reasonably estimated, we will disclose the range of the possible loss. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters. We cannot currently estimate our potential liability, damages or range of potential loss in connection with our other outstanding legal proceedings beyond amounts accrued, if any.
NOTE 16. RELATED PARTY TRANSACTIONS
We own 80% of Late July. We also have a $6.0 million line of credit between the Company and Late July, of which $3.9 million was drawn by Late July in order to repay certain obligations. The balance of $3.9 million remains outstanding as of July 1, 2017, and is eliminated in consolidation.
As part of our acquisition of Diamond Foods, we obtained 51.0% of the outstanding shares of Yellow Chips Holding B.V. (“Yellow Chips”), which produces vegetable chips and organic potato chips primarily for the Dutch and other European markets. The investment is accounted for under the equity method, as the other owners have substantive participating rights that provide them with significant influence greater than ours over the financial performance of Yellow Chips. As of July 1, 2017, we have a €2.4 million loan receivable outstanding with Yellow Chips.
We have two facilities used to support distribution of our products in the northeastern US that are leased from an entity owned by one of our employees. There were $0.1 million in lease payments made for these facilities in the second quarters of both 2017 and 2016, and $0.2 million for the first six months of both 2017 and 2016.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

One of the members of our Board of Directors, Lawrence Jackson, is also a member of the Board of Directors of Information Resources, Inc. ("IRI"), which we began using as our syndicated market data provider at the end of 2015. Total payments made to IRI for these services in the second quarters of 2017 and 2016 were $1.5 million and $0.8 million, respectively. Total payments made to IRI for these services in the first six months of 2017 and 2016 were $2.3 million and $1.6 million.
ARWCO Corporation, MAW Associates, LP and Warehime Enterprises, Inc. are significantly owned or controlled by Patricia A. Warehime, a member of our Board of Directors and a beneficial owner of more than 5.0% of our common stock. Among other unrelated business activities, these entities provide financing to IBOs for the purchase of route businesses. We have entered into loan service agreements with these related parties that requires us to repurchase certain distribution assets in the event an IBO defaults on a loan with the related party. We are required to repurchase the assets 30 days after default at the value as defined in the loan service agreement, which approximates fair market value. As of July 1, 2017, there were outstanding loans made to IBOs by the related parties of approximately $19.0 million, compared to $21.5 million as of December 31, 2016. Transactions with these related parties are primarily related to the collection and remittance of loan payments on notes receivable held by the affiliates. If IBOs default on loans, the related parties will purchase inventory in order to service the routes prior to our requirement to repurchase the route assets. Revenue from the sale of inventory to these related parties was approximately $0.1 million for the second quarters of 2017 and 2016, and $0.3 million for the first six months of 2017 and 2016. In addition, we are reimbursed for certain overhead and administrative services associated with the services provided to these related parties. The receivables from, payables to and administrative fees received from these entities are not significant for any period presented.
One of our directors, C. Peter Carlucci, Jr., is a member of Eckert Seamans Cherin & Mellott, LLC (“Eckert”), which serves as one of our outside legal firms. The expense incurred for services provided by Eckert for the second quarter of 2017 was less than $0.1 million, and $0.1 million for the first six months of 2017. Expenses incurred for services provided by Eckert for the second quarter of 2016 were $0.1 million, and $0.2 million for the first six months of 2016.
NOTE 17. OTHER COMPREHENSIVE INCOME
Total comprehensive income attributable to us, determined as net income adjusted by total other comprehensive income, was income of $8.8 million and a loss of $4.9 million for the second quarters of 2017 and 2016, respectively, and income of $23.7 million and a loss of $24.8 million for the first six months of 2017 and 2016, respectively. Total other comprehensive income presently consists of foreign currency translation adjustments and unrealized gains and losses from our derivative financial instruments accounted for as cash flow hedges.
Amounts reclassified out of accumulated other comprehensive loss, net of tax, consisted of the following:

		Quarter Ended		Six Months Ended
(in thousands)	Income Statement Location	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Losses on cash flow hedges reclassified out of accumulated other comprehensive loss:
Interest rate swaps, net of tax benefit of $67, $104, $148 and $202, respectively	Interest expense, net	$(101)	$(164)	$(221)	$(319)
Total amounts reclassified from accumulated other comprehensive loss		$(101)	$(164)	$(221)	$(319)

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

During the first six months of 2017, changes to the balance in accumulated other comprehensive loss were as follows:

(in thousands)	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2016	$6,323	$(24,300)	$(17,977)

Other comprehensive (loss)/income before reclassifications	(2,115)	10,463	8,348
Losses reclassified from accumulated other comprehensive loss	221	—	221
Total other comprehensive (loss)/income	(1,894)	10,463	8,569

Balance as of July 1, 2017	$4,429	$(13,837)	$(9,408)
During the first six months of 2016, changes to the balance in accumulated other comprehensive loss were as follows:

(in thousands)	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of January 2, 2016	$(630)	$—	$(630)

Other comprehensive loss before reclassifications	(1,946)	(17,415)	(19,361)
Losses reclassified from accumulated other comprehensive loss	319	—	319
Total other comprehensive loss	(1,627)	(17,415)	(19,042)

Balance as of July 2, 2016	$(2,257)	$(17,415)	$(19,672)
NOTE 18. SEGMENT REPORTING
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
Revenue by Product Category
Net revenue by product category was as follows:

	Quarter Ended		Six Months Ended
(in thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Branded
Core brand	$420,525	$401,694	$800,594	$689,705
Allied brand	43,337	40,669	83,307	78,753
Total Branded	463,862	442,363	883,901	768,458
Partner brand	75,401	78,958	148,347	155,786
Other	40,332	39,971	78,848	84,917
Net revenue	$579,595	$561,292	$1,111,096	$1,009,161

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Geographic Information
Revenue is attributable to the US, the Company’s country of domicile, and to international locations based on the country in which the product is produced. Net revenue by geographic location was as follows:

	Quarter Ended		Six Months Ended
(in thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Location:
United States	$550,551	$530,729	$1,057,635	$967,560
International	29,044	30,563	53,461	41,601
Net revenue	$579,595	$561,292	$1,111,096	$1,009,161
Long-lived assets located in the US and international locations as of July 1, 2017 and December 31, 2016, were as follows:

(in thousands)	July 1, 2017	December 31, 2016
Location:
United States	$472,122	$477,450
International	24,942	24,434
Total	$497,064	$501,884
NOTE 19. SUBSEQUENT EVENTS

On August 3, 2017, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on August 30, 2017 to stockholders of record on August 22, 2017.

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
Overview

Our second quarter ended July 1, 2017 delivered strong top line revenue growth. The majority of our core brands grew in both volume and improved market share. This market share improvement is a result of our continued focus on investing in our brands and introduction of new product innovations. However, despite our successes in driving market share and net revenue growth, our operating margin, net income and earnings per share amounts do not reflect the benefit of this strong top line performance due to higher costs related to new product innovations, higher service and distribution costs and higher costs as a result of a lower quality potato crop. In addition, during the quarter we incurred substantial costs related to our Performance Transformation Plan. As previously announced, this plan is designed to significantly improve our financial performance to deliver greater value to shareholders. The Transformation Plan initiatives include:

•	SG&A Expense Efficiency. Reduce direct spending and accelerate zero-based budgeting to improve indirect costs.

•	Manufacturing and Supply Chain Productivity. Reduce manufacturing and distribution network complexity and improve productivity.

•	Product and Portfolio Optimization. Reduce business complexity through SKU rationalization and ongoing portfolio maintenance.

•	Price Realization. Improve trade spend productivity and effectiveness and optimize brand assortment.

•	Marketing Investment Optimization. Reset working/non-working ratios and increase investment in our core branded portfolio.

•	Channel Execution Excellence. Elevate the performance of the existing independent business owner direct store delivery partnership.

In the second quarter of 2017, we incurred costs related to this Transformation Plan, which is one of the factors impacting the comparability of the second quarter of 2017 and the second quarter of 2016. Included in the results from operations for the second quarter ended July 1, 2017 were the following items that make comparability of the two quarters more difficult:

•	We incurred $6.9 million in severance and related costs and $7.2 million in impairment charges related to the Transformation Plan;

•
We incurred $4.5 million in costs related to relocating production from Stockton, California, costs associated with the Stockton TSA, and associated professional fees due to our divestiture of the Diamond of California business; and

•
We incurred $7.1 million of expenses related to the retirement of our former president and chief executive officer. This amount includes $3.7 million of retirement agreement expenses and $3.4 million of non-cash stock-based compensation expenses which resulted from the modification of certain non-vested awards previously granted to him.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

On September 1, 2016, we completed the acquisition of Metcalfe by acquiring the remaining 74% interest. Metcalfe owns one of the U.K.'s leading premium popcorn brands, and also incorporates a fast growing range of corn and rice cake products.

On December 31, 2016, we completed the sale of the Diamond of California culinary nuts business. The sale of Diamond of California aligned with our strategy to focus more resources on the growth opportunities for our snack food brands, and provided proceeds to reduce our overall debt and invest in other strategic transactions. The operations of Diamond of California are included in discontinued operations.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended July 1, 2017 Compared to Quarter Ended July 2, 2016

	Quarter Ended				Favorable/ (Unfavorable) Variance
(in thousands)	July 1, 2017		July 2, 2016
Net revenue	$579,595	100.0%	$561,292	100.0%	$18,303	3.3%
Cost of sales	369,308	63.7%	349,736	62.3%	(19,572)	(5.6)%
Gross profit	210,287	36.3%	211,556	37.7%	(1,269)	(0.6)%
Selling, general and administrative expenses	179,239	30.9%	160,121	28.5%	(19,118)	(11.9)%
Transaction and integration related expenses	478	0.1%	9,945	1.8%	9,467	95.2%
Impairment charges	7,920	1.4%	489	0.1%	(7,431)	nm
Other operating expense/(income), net	205	—%	(914)	(0.2)%	(1,119)	nm
Operating income	22,445	3.9%	41,915	7.5%	(19,470)	(46.5)%
Other income, net	(218)	—%	(227)	(0.1)%	(9)	(4.0)%
Income before interest and income taxes	22,663	3.9%	42,142	7.5%	(19,479)	(46.2)%
Interest expense, net	9,492	1.6%	9,361	1.7%	(131)	(1.4)%
Income before income taxes	13,171	2.3%	32,781	5.8%	(19,610)	(59.8)%
Income tax expense	8,270	1.5%	12,381	2.2%	4,111	33.2%
Income from continuing operations	4,901	0.8%	20,400	3.6%	(15,499)	(76.0)%
Loss from discontinued operations, net of income taxes	(341)	(0.1)%	(783)	(0.1)%	442	56.4%
Net income	$4,560	0.7%	$19,617	3.5%	$(15,057)	(76.8)%
nm = not meaningful
Net Revenue
Net revenue by product category was as follows:

	Quarter Ended				Favorable/ (Unfavorable) Variance
(in thousands)	July 1, 2017		July 2, 2016
Branded
Core brand	$420,525	72.5%	$401,694	71.6%	$18,831	4.7%
Allied brand	43,337	7.5%	40,669	7.2%	2,668	6.6%
Total branded	463,862	80.0%	442,363	78.8%	21,499	4.9%
Partner brand	75,401	13.0%	78,958	14.1%	(3,557)	(4.5)%
Other	40,332	7.0%	39,971	7.1%	361	0.9%
Net revenue	$579,595	100.0%	$561,292	100.0%	$18,303	3.3%

Net revenue increased $18.3 million, or 3.3%, compared to the second quarter of 2016, primarily due to strong growth in our branded products, partially offset by lower revenue from Partner brands. Core brand net revenue increased $18.8 million, or 4.7%, compared to the second quarter of 2016 driven by strong volume growth across the portfolio and new product introductions. Allied brand net revenue increased $2.7 million, or 6.6%, primarily due to our acquisition of the remaining 74% interest of the Metcalfe business on September 1, 2016. Partner brand revenue declined $3.6 million or 4.5% and Other revenue increased $0.4 million or 0.9% compared to the second quarter of 2016.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Core brand revenue grew 4.7% compared to the second quarter of 2016, including net revenue gains from seven of our nine core brands. Growth was led by our Late July® branded products, which had substantial net revenue gains through expanded distribution in the grocery store channel. This brand continues to drive category growth and increase market share. Lance® branded sandwich crackers experienced revenue growth in a declining category and strengthened its category leadership position. Our Snack Factory® Pretzel Crisps® branded products continued to experience growth as the category leader of the deli snack category. Net revenue from these products increased due to both expanded distribution and increased velocity on the shelf. During the second quarter of 2017, net revenue from our Snyder's of Hanover® branded products experienced growth compared to the second quarter of 2016, due to new product offerings, partially offset by increased promotional activity to support the new product launches. Our Pop Secret® popcorn brand had net revenue growth in the quarter and gained market share in a declining category. These improvements and positive momentum for the brand were driven by our product reformulation and packaging renovations. Net revenue from KETTLE® Chips in the U.K. declined as the brand continued to be negatively impacted by both foreign exchange rates and increased competition from private brands.
Revenue from our Allied branded products (Tom's®, Archway®, Jays®, Stella D'oro®, EatSmart Snacks™, Krunchers!®, Metcalfe's Skinny®, and O-Ke-Doke®) increased in the second quarter of 2017, compared to the second quarter of 2016, primarily due to the acquisition of Metcalfe on September 1, 2016. The increase from this incremental revenue was partially offset by declines across most of our allied brands.
Partner brand net revenue declined compared to the second quarter of 2016, primarily due to volume declines for certain partner brand products. We expect this trend to continue in the near term.
Gross Profit
Gross profit decreased $1.3 million in the second quarter of 2017, compared to the second quarter of 2016, and decreased 1.4% as a percentage of revenue. Cost of sales in the second quarter of 2017 included $2.5 million of severance expense related to the Transformation Plan and $3.6 million of expenses related to relocating production from Stockton, California, due to our divestiture of the Diamond of California business. In the second quarter of 2016, gross margin was positively impacted by an out of period acquisition inventory adjustment recorded in that period. Excluding the impact of these items, gross margin percentage compared to the prior year, improved slightly, with favorable mix and manufacturing efficiencies being partially offset by higher costs related to a lower quality potato crop and higher cost of sales on new product innovations.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $19.1 million in the second quarter of 2017, compared to the second quarter of 2016, and increased 2.4% as a percentage of revenue. The increase in selling, general and administrative expenses was due in part to the $4.4 million of severance expense and $1.9 million of professional fees related to the Transformation Plan, $0.9 million of expense related to the divestiture of Diamond of California, and $7.1 million of expenses related to the retirement of our former president and chief executive officer. This amount includes $3.7 million of retirement agreement expenses and $3.4 million of non-cash stock-based compensation expense which resulted from the modification of certain non-vested awards previously granted to him. Selling, general and administrative expenses were also higher as a percentage of revenue due to higher distribution expenses from changing customer delivery methods, carrier shortages, and internal double-handling of products, particularly as it relates to new product innovation. Marketing and advertising expenses increased compared to the second quarter of 2016 as we continue to make investments to drive consumer demand for our products.

Transaction and Integration Related Expenses
We recognized $0.5 million in Diamond Foods transaction and integration related expenses during the second quarter of 2017 primarily for professional services fees and idle facility lease costs, compared to $9.9 million in the second quarter of 2016. The expenses in the second quarter of 2016 included $2.0 million of severance and retention benefits and $2.8 million of accelerated stock-based compensation which were recognized due primarily to change in control provisions and severance agreements with Diamond Foods personnel. The remaining costs in the second quarter of 2016 were primarily professional fees associated with the integration of Diamond Foods.

Impairment Charges
We recognized $7.9 million in non-cash impairment charges during the second quarter of 2017, primarily related to the impending closure of our Perry, Florida manufacturing facility. The remaining impairment charges related to manufacturing assets that no longer had a business use. We recorded $0.5 million of fixed asset impairment charges during the second quarter of 2016 related to IT hardware and software as part of our integration with Diamond Foods.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Operating Income, Net
Other operating income for the second quarter of 2017 primarily related to net gains on the sale of route businesses offset by expense related to the early exit of certain equipment leases. Other operating income in the second quarter of 2016 included a gain associated with a business interruption claim and net gains on the sale of route businesses.

Interest Expense, Net
Interest expense increased approximately $0.1 million in the second quarter of 2017, compared to the second quarter of 2016.

Income Tax Expense/Benefit
Our effective tax rate increased from 37.8% for the second quarter of 2016 to 62.8% for the second quarter of 2017. The increase in our effective income tax rate was due primarily to the write-off of a $3.2 million deferred tax asset for certain executive equity compensation which is no longer deductible due to the appointment of our new president and chief executive officer.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended July 1, 2017 Compared to Six Months Ended July 2, 2016

	Six Months Ended				Favorable/ (Unfavorable) Variance
(in thousands)	July 1, 2017		July 2, 2016
Net revenue	$1,111,096	100.0%	$1,009,161	100.0%	$101,935	10.1%
Cost of sales	716,043	64.4%	654,515	64.9%	(61,528)	(9.4)%
Gross profit	395,053	35.6%	354,646	35.1%	40,407	11.4%
Selling, general and administrative expenses	338,702	30.6%	281,676	27.9%	(57,026)	(20.2)%
Transaction and integration related expenses	1,585	0.1%	58,923	5.8%	57,338	97.3%
Impairment charges	7,920	0.7%	863	0.1%	(7,057)	(817.7)%
Other operating expense/(income), net	475	—%	(1,419)	(0.1)%	(1,894)	nm
Operating income	46,371	4.2%	14,603	1.4%	(31,768)	217.5%
Other income, net	(1,234)	(0.1)%	(555)	(0.1)%	(679)	122.3%
Income before interest and income taxes	47,605	4.3%	15,158	1.5%	(32,447)	214.1%
Loss on early extinguishment of debt	—	—%	4,749	0.5%	4,749	100.0%
Interest expense, net	18,446	1.7%	14,090	1.4%	(4,356)	(30.9)%
Income/(loss) before income taxes	29,159	2.6%	(3,681)	(0.4)%	(32,840)	nm
Income tax expense/(benefit)	12,932	1.2%	(1,233)	0.8%	(14,165)	nm
Income/(loss) from continuing operations	16,227	1.4%	(2,448)	(0.2)%	18,675	nm
Loss from discontinued operations, net of income taxes	(341)	—%	(3,329)	(0.3)%	(2,988)	89.8%
Net income/(loss)	$15,886	1.4%	$(5,777)	(0.6)%	$21,663	nm
Net Revenue
Net revenue by product category was as follows:

	Six Months Ended				Favorable/ (Unfavorable) Variance
(in thousands)	July 1, 2017		July 2, 2016
Branded
Core brand	$800,594	72.1%	$689,705	68.3%	$110,889	16.1%
Allied brand	83,307	7.5%	78,753	7.8%	4,554	5.8%
Total branded	883,901	79.6%	768,458	76.1%	115,443	15.0%
Partner brand	148,347	13.4%	155,786	15.5%	(7,439)	(4.8)%
Other	78,848	7.0%	84,917	8.4%	(6,069)	(7.1)%
Net revenue	$1,111,096	100.0%	$1,009,161	100.0%	$101,935	10.1%
Overall net revenue increased $101.9 million, or 10.1%, compared to the first six months of 2016, primarily due to increased revenue associated with the incremental contribution from Diamond Foods. Core branded net revenue increased $110.9 million, or 16.1%, compared to the first six months of 2016, due to incremental revenue from Diamond Foods. Allied brand net revenue increased $4.6 million or 5.8% primarily due to our acquisition of the remaining 74% interest of the Metcalfe business on September 1, 2016. Partner brand revenue declined $7.4 million or 4.8% and Other revenue decreased $6.1 million or 7.1% compared to the first six months of 2016.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our core brand net revenue grew 16.1% compared to the first six months of 2016, primarily due to the acquisition of Diamond Foods. The incremental revenue from the first nine weeks of 2017 from the acquired Diamond Foods core brands accounted for approximately 10% of the increase. The legacy Snyder's-Lance growth was driven largely by the performance of our Snack Factory® and Late July® brands in the first half of the year. Both of these brands have experienced double-digit volume growth and strong market share gains in the current year due to expanded distribution. Snyder's of Hanover® and Cape Cod® brands both also experienced net revenue growth in the period from increased volumes largely driven by our innovative product introduction in the first six months of 2017, partially offset by higher promotional activity. Due to strong distribution gains in the second quarter of 2017, Lance® branded products realized net revenue growth for the first six months of 2017 and increased market share. Kettle Brand® products increased market share while Pop Secret® maintained its market share in a declining category as we continue to focus on renovating the brand in order to restore its category market leadership. KETTLE® Chips brand products in the U.K. were negatively impacted by Brexit, as the brand was impacted by both unfavorable foreign exchange rates and increased competition from private brands.
Allied branded products net revenue increased $4.6 million or 5.8% in the first six months of 2017 compared to the first six months of 2016. This increase is primarily due to our acquisition of the remaining 74% interest Metcalfe on September 1, 2016. The increase from this incremental revenue was partially offset by declines across most of our allied brands.
Partner brand net revenue decreased $7.4 million, or 4.8%, in the first six months of 2017 compared to the first six months for 2016, primarily due to volume declines for certain partner brand products. We expect this trend to continue in the near term.
Other net revenue decreased $6.1 million, or 7.1%, from the first six months of 2016 due primarily to the planned exit of certain contract manufacturing agreements and the loss of certain contract manufactured products.
Gross Profit
Gross profit increased $40.4 million in the first six months of 2017, compared to the first six months of 2016, and increased 0.5% as a percentage of revenue. The increase in gross profit was primarily due to the higher net revenue recorded as a result of the incremental contribution from Diamond Foods and increases in legacy Snyder's-Lance branded revenue. The first six months of 2017 were impacted by $2.6 million of severance expense related to the Transformation Plan and $4.4 million of expenses related to relocating production from Stockton, California, due to our divestiture of the Diamond of California business. Gross profit in the first six months of 2016 were negatively impacted by an $11.3 million inventory step-up recorded in the prior year. Excluding these items, gross profit margin declined slightly. The decrease in our gross profit margin was due to adverse mix of branded revenue, low margins associated with new product introduction, higher input costs including potatoes, offset by manufacturing efficiencies.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $57.0 million in the first six months of 2017 compared to the first six months of 2016, and increased 2.7% as a percentage of net revenue. The increase in selling, general and administrative expenses was due in part to the $4.8 million of severance expense and $1.9 million of professional fees related to the Transformation Plan, $2.2 million of expense relates to the divestiture of Diamond of California, and $7.1 million of expenses related to the retirement of our former president and chief executive officer. This amount includes $3.7 million of retirement agreement expenses and $3.4 million of non-cash stock-based compensation expenses which resulted from the modification of certain non-vested awards previously granted to him. In addition, the increase in selling, general and administrative expenses as a percentage of revenue was due to less efficient distribution, as well as increased marketing and advertising to support new product introductions and drive further consumer demand for our Core brands.

Transaction and Integration Related Expenses
We recognized $1.6 million in Diamond Foods transaction and integration related expenses during the first six months of 2017, compared to $58.9 million during the first six months of 2016. Transaction expenses in the first six months of 2017 primarily included legal and other professional fees and idle facility lease costs. In the first six months of 2016, transaction expenses included $14.7 million of severance and retention benefits and $16.1 million of accelerated stock-based compensation which was recognized due primarily to change in control provisions and severance agreements with Diamond Foods personnel. The remaining costs in the first six months of 2016 were primarily professional fees associated with the integration of Diamond Foods.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Impairment Charges
For the first six months of 2017 we incurred impairment charges of $7.9 million, primarily related to the impending closure of our Perry, Florida manufacturing facility. The remaining impairment charges related to manufacturing assets that no longer had business use. For the first six months of 2016, we incurred impairment charges of $0.9 million related to IT equipment and other machinery and equipment.

Other Operating Income, Net
Other operating income, net for the first six months of 2017 primarily related to expenses for early exit of certain equipment leases and losses on the sale of fixed assets, partially offset by net gains on the sale of route businesses. Other operating income, net in the first six months of 2016 included a gain associated with a business interruption claim and net gains on the sale of route businesses.

Interest Expense, Net
Interest expense increased approximately $4.4 million in the first six months of 2017, compared to the first six months of 2016. The increase in net interest expense was the result of additional debt obtained to finance the acquisition of Diamond Foods.

Income Tax Expense
Our effective tax rate increased from 33.5% benefit for the first six months of 2016 to 44.3% expense for the first six months of 2017. The increase in our effective income tax rate was due primarily to the write-off of a $3.2 million deferred tax asset for certain executive equity compensation which is no longer deductible due to the appointment of our new president and chief executive officer. We expect that our effective tax rate for 2017 will be approximately 38%.

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
Cash Flows
The following table sets forth a summary of our cash flows for the six months ended July 1, 2017 and July 2, 2016:

(in thousands)	July 1, 2017	July 2, 2016
Net cash provided by/(used in):
Operating activities	$87,033	$81,935
Investing activities	84,702	(1,058,951)
Financing activities	(189,473)	975,795
Effect of exchange rate changes on cash	491	(411)
Net decrease in cash, cash equivalents and restricted cash	$(17,247)	$(1,632)

We adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting in the first quarter of 2017. As a result, excess tax benefits for share-based payments, which were previously presented as a financing cash flow, are now reflected in operating cash flows. We elected to adopt this provision of the accounting standard prospectively, which resulted in income tax benefit of $0.2 million and $1.6 million included in operating activities for the second quarter and first six months of 2017, respectively.

Additionally, we early adopted ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments and ASU No. 2016-18, Restricted Cash in the first quarter of 2017. These amendments are required to be adopted retrospectively. The impact of adopting ASU No. 2016-15 was a reclassification of $6.2 million cash outflows from operating activities to financing activities for the penalty recognized on early extinguishment of our private placement senior notes during the six months ended July 2, 2016. The adoption of ASU No. 2016-18 resulted in reclassifications of $0.3 million cash inflows from investing activities to operating activities for each of the six months ended July 1, 2017 and July 2, 2016.

Subsequent to the quarter ended April 2, 2016, we adjusted the initial purchase price allocation of Diamond Foods for changes in the valuation of certain assets and liabilities throughout the year ended December 31, 2016. As discussed in our 2016 Form 10-K, included within these adjustments was a correction to acquired cash of $6.6 million and the corresponding amount to accounts payable as a result of Diamond Foods' prior cash accounting, which resulted in a reclassification of a cash outflow from operating activities to investing activities for the six months ended July 2, 2016.
Operating Cash Flows
Cash flow provided by operating activities increased $5.1 million in the first six months of 2017, compared to the first six months of 2016. The primary drivers of cash flows from operating activities in the first six months of 2017 were higher cash inflows from operating results as well as favorable timing of accounts payable, partially offset by the buildup of inventory for promotional events. The primary driver of cash flows from operating activities in the first six months of 2016 was a significant reduction in Diamond Foods-related inventory subsequent to the acquisition, which was partially offset by a decrease in the walnut grower payable.
Investing Cash Flows
Cash provided by investing activities totaled $84.7 million in the first six months of 2017, compared with $1,059.0 million of cash used in investing activities in the first six months of 2016. The cash provided by investing activities during the first six months of 2017 was primarily due to cash proceeds from the sale of Diamond of California of $121.7 million, which we received on January 3, 2017. During the first six months of 2016, the cash used in investing activities was primarily driven by the acquisition of Diamond Foods, for which the cash portion of the purchase price was approximately $1.0 billion.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capital expenditures for fixed assets, principally manufacturing equipment, were $34.7 million for the first six months of 2017, compared to $37.3 million for the first six months of 2016. For 2017, we expect total capital expenditures of approximately $75 million to $85 million, compared to $73.3 million in 2016. A significant portion of the capital expenditures in 2017 are to upgrade equipment, increase capacity at our manufacturing facilities, and relocate the production of one of our branded products.
During the first six months of 2017, we made a $1.5 million investment in Natural Foodworks Group, LLC, an experienced food manufacturer specializing in natural and organic products.
Financing Cash Flows
Net cash used in financing activities of $189.5 million in the first six months of 2017 was primarily the result of dividend payments of $30.9 million, repayments of long-term debt of $24.5 million, and net repayments on our revolving credit facility of $136.0 million. The net cash provided by financing activities in the first six months of 2016 of $975.8 million was principally due to proceeds from the issuance of long-term debt of $1.13 billion primarily to fund the acquisition of Diamond Foods, partially offset by dividends paid of $26.7 million and repayments of long-term debt of $120.3 million.
Subsequent to the end of the first six months of 2017, on August 3, 2017, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on August 30, 2017 to stockholders of record on August 22, 2017.
Debt
Our total outstanding net debt was $1,133.8 million and $1,295.0 million as of July 1, 2017 and December 31, 2016, respectively. Our Amended and Restated Credit Agreement allows us to make revolving credit borrowings of up to $375 million through May 2019. As of July 1, 2017 and December 31, 2016, we had available $284 million and $148 million of unused credit facilities, respectively. We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $12.4 million and $12.6 million as of July 1, 2017 and December 31, 2016, respectively.
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
On February 27, 2017, we entered into an amendment to the Credit Agreement with the term lenders party to the Credit Agreement and Bank of America, N.A., which amended the definition of EBIT in the Credit Agreement to be EBITDA minus, to the extent included in determining EBITDA, depreciation and amortization of our Company and our subsidiaries for the computation period.

Our obligations under the Credit Agreement are guaranteed by all of our existing and future direct and indirect wholly-owned domestic subsidiaries other than any such subsidiaries that, taken together, do not represent more than 10% of our total domestic assets or domestic revenues and our wholly-owned domestic subsidiaries. The financial covenants pursuant to the original Credit Agreement included a maximum total debt to EBITDA ratio, as defined in the Credit Agreement, of 4.75 to 1.00 for the second quarter in 2016, decreasing to 4.25 to 1.00 in the fourth quarter in 2016, 4.00 to 1.00 for the second quarter in 2017, 3.75 to 1.00 for the third quarter in 2017 and 3.50 to 1.00 for the fourth quarter in 2017 and all quarters thereafter. On May 8, 2017, to alleviate risk of not complying with our total debt to EBITDA ratio requirement in 2017, as well as to provide additional financial flexibility, we amended our Credit Agreement to extend the maximum total debt to EBITDA ratio covenant to be 4.25 to 1.00 through the first quarter in 2018, 4.00 to 1.00 for the second quarter in 2018, 3.75 to 1.00 for the third quarter in 2018 and 3.50 to 1.00 for the fourth quarter in 2018 and all quarters thereafter ("Amended Credit Agreement"). For the second quarter of 2017 the maximum ratio allowed was 4.25 to 1.00, and our total debt to EBITDA ratio was 3.96 to 1.00. In addition, our Amended Credit Agreement provides for adjusted EBITDA to include up to $20.0 million, during the lifetime of the Amended Credit Agreement, of non-recurring costs and expenses paid in cash, as defined. There were no other amendments to the original Credit Agreement. We are currently in compliance and expect to remain in compliance with this maximum total debt to EBITDA ratio covenant.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The financial covenants also include a minimum interest coverage ratio of 2.50 to 1.00. As of July 1, 2017, our interest coverage ratio was 5.12 to 1.00. We are currently in compliance and expect to remain in compliance with this minimum interest coverage ratio covenant. Other covenants include, but are not limited to, limitations on: (i) liens, (ii) dispositions of assets, (iii) mergers and consolidations, (iv) loans and investments, (v) subsidiary indebtedness, (vi) transactions with affiliates and (vii) certain dividends and distributions. The Credit Agreement contains customary events of default, including a cross default provision and change of control provisions. If an event of default occurs and is continuing, we may be required to repay all amounts outstanding under the Credit Agreement.

Interest Rate Swaps
On February 23, 2017, we entered into an interest rate swap agreement to fix the variable rate on a portion of our $300 million term loans due February 2026. This swap effectively fixes the variable rate to 2.06% on $100.0 million of underlying notional from June 2017 through December 2022.

Contractual Obligations
We lease certain facilities and equipment classified as both operating and capital leases. In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have also entered into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Purchase commitments for certain ingredients, packaging materials and energy totaled $208.7 million as of July 1, 2017, compared to $157.2 million as of December 31, 2016. The increase in purchase commitments was primarily due to timing of raw material purchase contracts for the upcoming year. In addition to these commitments, we have contracts for certain ingredients and packaging materials where we have secured a fixed price but do not have a minimum purchase quantity. We generally contract from approximately three to twelve months in advance for certain major ingredients and packaging. We also have a licensing contract which totaled $12.9 million as of July 1, 2017, and runs through 2020.

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

We currently provide a partial guarantee for loans made to IBOs by certain third-party financial institutions for the purchase of route businesses. The outstanding aggregate balance on these loans was $157.9 million and $154.1 million as of July 1, 2017 and December 31, 2016, respectively. The annual maximum amount of future payments we could be required to make under the guarantee equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the route businesses for which the loans are made. Accordingly, we have the ability to recover substantially all of the outstanding loan value upon default, and our liability associated with this guarantee is not material.

Update to Critical Accounting Estimates

There have been no significant changes to the critical accounting estimates summarized in Item 7 of our 2016 Form 10-K.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.
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

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commodity Risk
We purchase certain raw materials that are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions and other factors beyond our control. Our most significant raw material requirements include flour, potatoes, oil, peanuts, other nuts, corn, sugar, chocolate, cheese and seasonings. We also purchase packaging materials that are subject to price volatility. In the normal course of business, in order to mitigate the risks of volatility in commodity markets to which we are exposed, we enter into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Amounts committed under these forward purchase agreements are discussed in Note 15 to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Interest Rate Risk
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and US base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desired proportion of fixed to variable-rate debt. See Note 14 to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for further information related to our interest rate swap agreements. While these interest rate swap agreements fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $0.4 million and $0.5 million lower without these swaps during the first six months of 2017 and 2016, respectively. A 10% increase in variable interest rates would not have significantly impacted interest expense during the first six months of 2017.
Credit Risk
We are exposed to credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. For the first six months of 2017 and 2016, net bad debt expense was $0.6 million and $0.2 million, respectively. Allowances for doubtful accounts were $1.7 million at July 1, 2017 and $1.3 million at December 31, 2016.
Foreign Currency Exchange Risk
We have operations outside the US with foreign currency denominated assets and liabilities, primarily in the U.K. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of July 1, 2017, are not expected to result in a significant impact on future earnings or cash flows.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, and pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and Executive Vice President, Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 1, 2017.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) during the quarter ended July 1, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

IBO Litigation
Roxberry, et. al, v. S-L Distribution Company, LLC
On July 25, 2016, plaintiffs comprised of IBOs filed a putative class action against Snyder’s-Lance, Inc. and our distribution subsidiary, SLD in the Eastern District Court of Tennessee. The case was transferred to the Middle District of Pennsylvania. The lawsuit seeks statewide class certification on behalf of a class comprised of IBOs in Tennessee, and nationwide certification for the Federal law collective action. The plaintiffs allege that they were misclassified as independent contractors and should be considered employees. We believe we have strong defenses to all the claims that have been asserted against us. On June 8, 2017, counsel for SLD participated in a mediation with the plaintiffs and their counsel in an attempt to resolve the litigation. On or about June 26, 2017, the Parties to this litigation reached a tentative settlement on a class wide basis. We do not admit any fault or liability in this matter; however, in an effort to resolve these claims, we agreed to pay $1.5 million to fully resolve the litigation in order to avoid the costs and uncertainty of litigation. The settlement amount of $1.5 million is accrued in other payables and accrued liabilities in the Condensed Consolidated Balance Sheets at the end of the second quarter of 2017.

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

California Labor Code Matters
Sparks v. Diamond Foods, Inc.
Former employee Patricia Sparks filed a putative class action lawsuit against Diamond Foods on November 25, 2015 in San Francisco Superior Court alleging Diamond Foods’ violation of the California Labor Code by failing to include on wage statements the start date of the pay period and by failing to include on wage statements the name and address of the legal entity that is the employer. Plaintiff amended her complaint on January 4, 2016 to add a claim for penalties under California’s Private Attorneys General Act based on the same underlying violations. Diamond Foods timely answered the First Amended Complaint on March 7, 2016. The parties attended the initial case management conference on May 2, 2016 and a further case management conference occurred on August 1, 2016. On September 19, 2016, the parties to this litigation reached a tentative settlement pursuant to which we have agreed to pay $0.7 million on a class wide basis. We signed a memorandum of understanding reflecting this preliminary settlement amount. The parties submitted a settlement agreement to the court and the court granted preliminary approval of the settlement on February 24, 2017. On July 5, 2017, the parties appeared before the court on Plaintiff’s Motion for Final Approval of the Settlement. At the hearing, the judge requested supplemental briefing from the Plaintiff, which Plaintiff filed on July 14, 2017. On July 19, 2017, the court entered an order granting Final Approval of the Settlement, Attorneys' Fees, and Costs. The judge granted final approval of the maximum settlement amount of $656,000.

Bensman v. Diamond Foods, LLC et. al.
Diamond Foods, LLC employee Della Bensman filed a putative class action lawsuit against Diamond Foods, LLC and Snyder’s-Lance, Inc. on April 4, 2017 in San Joaquin Superior Court alleging the companies’ violations of the California Labor Code. Plaintiff alleges the companies' failure to provide third rest breaks when Plaintiff or other employees worked a shift over ten hours and failure to provide accurate itemized wage statements for employees in periods in which they worked more than ten hours and did not receive a third rest break. Plaintiff’s Complaint also includes a claim for penalties under California’s Private Attorneys General Act and an unfair business practices claim pursuant to the California Business and Professions Code based on the same underlying violations. On June 16, 2017, the companies filed a Demurrer seeking dismissal of Plaintiff’s claim regarding the companies’ failure to provide accurate wage statements. The court scheduled a hearing on the Demurrer for September 28, 2017. At this time, no demand has been made and we cannot reasonably estimate the possible loss or range of loss from this lawsuit.

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

On May 5, 2017, the Court entered and Order granting in part and denying in part Late July’s Motion to Dismiss. The Court dismissed the class allegations and the claim for injunctive relief, but allowed the two individual plaintiffs’ claims for damages to proceed. The Order did allow Plaintiffs leave to amend their complaint, and on June 2, 2017, Plaintiffs filed their Second Amended Complaint. In response, Late July filed a Motion to Dismiss on June 30, 2017. We are presently awaiting a hearing date on that motion. At this time, we cannot reasonably estimate the possible loss or range of loss, if any, from this lawsuit.
Other
We are currently subject to other lawsuits and environmental matters arising in the normal course of business. In our opinion, such matters should not have a material effect upon our condensed consolidated financial statements taken as a whole.
Item 1A.  Risk Factors
Refer to the risk factors disclosed in Part I, “Item 1A. Risk Factors” in our 2016 Form 10-K.
The following updated risk factor should be read in conjunction with the risk factors disclosed in Part I, “Item 1A. Risk Factors” in our 2016 Form 10-K.
We may not realize the benefits that we expect from our Transformation Plan.
In April 2017, we announced the Transformation Plan, our plan to significantly improve our financial performance by focusing on the following six areas: (i) reduce direct spending and accelerate zero-based budgeting to improve indirect costs, (ii) reduce manufacturing and distribution network complexity and improve productivity, (iii) reduce business complexity through SKU rationalization and ongoing portfolio maintenance, (iv) improve trade spend productivity and effectiveness and optimize brand assortment, (v) reset working/non-working ratios and increase investment in our core branded portfolio and (vi) elevate the performance of the existing independent business owner direct store delivery partnership. As a part of the plan, on June 26, 2017, our Board of Directors approved the closure of our manufacturing facility in Perry, Florida and an incremental reduction in workforce across the organization. In total, this will eliminate approximately 300 jobs. The full scope of the Transformation Plan and specific actions to be taken are currently being developed by senior management and our Board of Directors.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

The successful design and implementation of the Transformation Plan present significant challenges, many of which are beyond our control. In addition, the Transformation Plan may not advance our business strategy as expected. Events and circumstances, such as financial or strategic difficulties, delays, and unexpected costs may occur that could result in our not realizing all or any of the anticipated benefits or our not realizing the anticipated benefits on our expected timetable. If we are unable to realize the anticipated financial performance of the Transformation Plan, our ability to fund other initiatives may be adversely affected. Any failure to implement the Transformation Plan in accordance with our expectations could adversely affect our financial condition, results of operations, and cash flows.
In addition, the complexity of the Transformation Plan will require a substantial amount of management and operational resources. Our management team must successfully implement administrative and operational changes necessary to achieve the anticipated benefits of the Transformation Plan. These and related demands on our resources may divert the organization's attention from existing core businesses, integrating financial or other systems, have adverse effects on existing business relationships with suppliers and customers, and impact employee morale. As a result, our financial condition, results of operations, or cash flows may be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Credit Agreement restricts our payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $500 million. As of July 1, 2017, our consolidated stockholders’ equity was $1,883.6 million and we were in compliance with this covenant.
The following table presents information with respect to repurchases of our common stock during the second quarter of 2017, by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 2, 2017 - April 30, 2017	18	$40.31	—	—
May 1, 2017 - May 31, 2017	—	—	—	—
June 1, 2017 - July 1, 2017	12,478	39.72	—	—
Total	12,496	$39.72	—	—
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information

On June 26, 2017, our Board of Directors approved the Performance Transformation Plan. The Transformation Plan included a reduction in workforce at our Perry, Florida manufacturing facility and across the organization. In total, this will eliminate approximately 300 jobs. As a result of this action, we incurred severance expense of $6.9 million in the second quarter of 2017. $4.4 million of the severance expense was recognized in selling, general and administrative expenses and $2.5 million was recognized in cost of sales. A liability of $6.9 million is included in accrued compensation on the Condensed Consolidated Balance Sheet as of July 1, 2017. The cash payments related to this liability are expected to occur primarily in the third quarter of 2017.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 6. Exhibits
Exhibit Index

No.	Description

10.1*
Retirement Agreement and General Release, dated April 11, 2017, by and between Snyder’s-Lance, Inc. and Carl E. Lee, Jr., filed herewith due to immaterial changes to the Schedule from the Retirement Agreement and General Release filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 0-398) filed with the SEC on April 17, 2017.

10.2*
Offer Letter, dated April 11, 2017, by and between Snyder’s-Lance, Inc. and Brian J. Driscoll, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 0-398) filed with the SEC on April 17, 2017.

10.3*
Offer Letter, dated June 27, 2017, by and between Snyder’s-Lance, Inc. and Brian J. Driscoll, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 0-398) filed with the SEC on June 28, 2017.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

32	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income/(Loss), (ii) the Condensed Consolidated Statements of Comprehensive Income/(Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNYDER’S-LANCE, INC.

Date: August 8, 2017	By:	/s/ Alexander W. Pease
Alexander W. Pease
Executive Vice President, Chief Financial Officer