Form 10-Q
period 2017-09-30
SNYDER'S-LANCE, INC.
filed 2017-11-09
CIK 57528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarter ended September 30, 2017
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
Yes ☐         No ☑

The number of shares outstanding of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of November 3, 2017, was 97,455,083 shares.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of (Loss)/Income (Unaudited)
For the Quarters and Nine Months Ended September 30, 2017 and October 1, 2016

	Quarter Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net revenue	$564,184	$543,903	$1,675,280	$1,553,064
Cost of sales	357,993	344,807	1,074,036	999,322
Gross profit	206,191	199,096	601,244	553,742

Selling, general and administrative expenses	154,811	152,980	493,513	434,656
Transaction and integration related expenses	276	3,656	1,861	62,579
Impairment charges	105,230	507	113,150	1,370
Other operating (income)/expense, net	(279)	(3,776)	196	(5,195)
Operating (loss)/income	(53,847)	45,729	(7,476)	60,332

Other (income)/expense, net	(227)	305	(1,461)	(250)
(Loss)/income before interest and income taxes	(53,620)	45,424	(6,015)	60,582

Loss on early extinguishment of debt	—	—	—	4,749
Interest expense, net	10,141	9,215	28,587	23,305
(Loss)/income before income taxes	(63,761)	36,209	(34,602)	32,528

Income tax (benefit)/expense	(6,043)	10,663	6,889	9,430
(Loss)/income from continuing operations	(57,718)	25,546	(41,491)	23,098
Income from discontinued operations, net of income taxes	1,473	3,655	1,132	326
Net (loss)/income	(56,245)	29,201	(40,359)	23,424
Net income/(loss) attributable to non-controlling interests	18	(114)	772	(141)
Net (loss)/income attributable to Snyder’s-Lance, Inc.	$(56,263)	$29,315	$(41,131)	$23,565

Amounts attributable to Snyder's-Lance, Inc.:
Continuing operations	$(57,736)	$25,660	$(42,263)	$23,239
Discontinued operations	1,473	3,655	1,132	326
Net (loss)/income attributable to Snyder's-Lance, Inc.	$(56,263)	$29,315	$(41,131)	$23,565

Basic (loss)/earnings per share:
Continuing operations	$(0.60)	$0.26	$(0.44)	$0.26
Discontinued operations	0.02	0.04	0.01	—
Total basic (loss)/earnings per share	$(0.58)	$0.30	$(0.43)	$0.26

Weighted average shares outstanding - basic	96,642	95,881	96,428	90,504

Diluted (loss)/earnings per share:
Continuing operations	$(0.60)	$0.26	$(0.44)	$0.26
Discontinued operations	0.02	0.04	0.01	—
Total diluted (loss)/earnings per share	$(0.58)	$0.30	$(0.43)	$0.26

Weighted average shares outstanding - diluted	96,642	97,012	96,428	91,493

Dividends declared per common share	$0.16	$0.16	$0.48	$0.48
See Accompanying Notes to the condensed consolidated financial statements (unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss)/Income (Unaudited)
For the Quarters and Nine Months Ended September 30, 2017 and October 1, 2016

	Quarter Ended		Nine Months Ended
(in thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net (loss)/income	$(56,245)	$29,201	$(40,359)	$23,424

Net unrealized gain/(loss) on derivative instruments, net of income tax	131	378	(1,763)	(1,249)
Foreign currency translation adjustment	6,276	(6,811)	16,739	(24,226)
Total other comprehensive income/(loss)	6,407	(6,433)	14,976	(25,475)

Total comprehensive (loss)/income	(49,838)	22,768	(25,383)	(2,051)
Comprehensive income/(loss) attributable to non-controlling interests	18	(114)	772	(141)
Total comprehensive (loss)/income attributable to Snyder’s-Lance, Inc.	$(49,856)	$22,882	$(26,155)	$(1,910)
See Accompanying Notes to the condensed consolidated financial statements (unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
As of September 30, 2017 and December 31, 2016

(in thousands, except share and per share data)	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$22,690	$35,409
Restricted cash	446	714
Accounts receivable, net of allowances of $1,400 and $1,290, respectively	220,856	210,723
Receivable from the sale of Diamond of California	—	118,577
Inventories, net	194,769	173,456
Prepaid income taxes and income taxes receivable	7,526	5,744
Assets held for sale	20,790	19,568
Prepaid expenses and other current assets	32,558	27,666
Total current assets	499,635	591,857

Noncurrent assets:
Fixed assets, net	495,798	501,884
Goodwill	1,280,934	1,318,362
Other intangible assets, net	1,306,955	1,373,800
Other noncurrent assets	53,031	48,173
Total assets	$3,636,353	$3,834,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$49,000	$49,000
Accounts payable	123,629	99,249
Accrued compensation	30,806	44,901
Accrued casualty insurance claims	3,302	4,266
Accrued marketing, selling and promotional costs	56,868	50,179
Other payables and accrued liabilities	42,980	47,958
Total current liabilities	306,585	295,553

Noncurrent liabilities:
Long-term debt, net	1,070,153	1,245,959
Deferred income taxes, net	392,105	378,236
Accrued casualty insurance claims	14,845	13,049
Other noncurrent liabilities	22,508	25,609
Total liabilities	1,806,196	1,958,406

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.83 1/3 par value. 110,000,000 shares authorized; 96,967,937 and 96,242,784 shares outstanding, respectively	80,802	80,199
Preferred stock, $1.00 par value. 5,000,000 shares authorized; no shares outstanding	—	—
Additional paid-in capital	1,624,318	1,598,678
Retained earnings	108,229	195,733
Accumulated other comprehensive loss	(3,001)	(17,977)
Total Snyder’s-Lance, Inc. stockholders’ equity	1,810,348	1,856,633
Non-controlling interests	19,809	19,037
Total stockholders’ equity	1,830,157	1,875,670
Total liabilities and stockholders’ equity	$3,636,353	$3,834,076
See Accompanying Notes to the condensed consolidated financial statements (unaudited).

SNYDER’S-LANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2017 and October 1, 2016

	Nine Months Ended
(in thousands)	September 30, 2017	October 1, 2016
Operating activities:
Net (loss)/income	$(40,359)	$23,424
Adjustments to reconcile net (loss)/income to cash from operating activities:
Depreciation and amortization	73,250	72,687
Stock-based compensation expense	11,456	22,542
Loss/(gain) on sale of fixed assets, net	1,047	(25)
Gain on sale of Diamond of California	(1,795)	—
Gain on sale of route businesses, net	(1,744)	(650)
Changes in fair value of investments	—	179
Loss on early extinguishment of debt	—	4,749
Impairment charges	113,150	1,370
Deferred income taxes	7,260	7,139
Provision for doubtful accounts	639	218
Changes in operating assets and liabilities, excluding business acquisitions, divestitures and foreign currency translation adjustments	(28,631)	35,165
Net cash provided by operating activities	134,273	166,798

Investing activities:
Purchases of fixed assets	(54,828)	(55,823)
Purchases of route businesses	(43,977)	(16,467)
Purchase of equity method investment	(1,500)	—
Proceeds from sale of fixed assets and insurance recoveries	290	1,094
Proceeds from sale of route businesses	45,070	14,894
Proceeds from sale of investments	321	—
Proceeds from sale of discontinued operations	120,480	—
Business acquisitions, net of cash acquired	(2,561)	(1,043,042)
Net cash provided by/(used in) investing activities	63,295	(1,099,344)

Financing activities:
Dividends paid to stockholders	(46,373)	(42,078)
Debt issuance costs	(2,441)	(6,047)
Issuances of common stock	16,669	9,001
Excess tax benefits from stock-based compensation	—	577
Share repurchases, including shares surrendered for tax withholding	(1,882)	(8,485)
Payments on capital leases	(1,642)	(1,745)
Repayments of long-term debt	(36,750)	(232,560)
Proceeds from issuance of long-term debt	—	1,130,000
Repayments of revolving credit facility	(283,500)	(75,000)
Proceeds from revolving credit facility	144,500	147,000
Net cash (used in)/provided by financing activities	(211,419)	920,663

Effect of exchange rate changes on cash	864	(660)

Net decrease	(12,987)	(12,543)
Cash, cash equivalents and restricted cash at beginning of period	36,123	40,071
Cash, cash equivalents and restricted cash at end of period	$23,136	$27,528

Supplemental information:
Cash paid for income taxes, net of refunds of $330 and $1,522, respectively	$4,972	$5,060
Cash paid for interest	$27,233	$22,414

Non-cash investing activities:
Decrease/(increase) in fixed asset expenditures included in accounts payable	$1,239	$(1,649)

Non-cash financing activities:
Common stock and stock-based compensation issued for business acquisitions	$—	$800,987
See Accompanying Notes to the condensed consolidated financial statements (unaudited).

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Snyder’s-Lance, Inc. (the "Company," "we," "us" or "our") have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. All intercompany balances and transactions have been eliminated. We use the equity method to account for investments over which we exercise significant influence but do not control.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission (the "SEC") on February 28, 2017 (the "2016 Form 10-K"). Our primary operating currencies, other than U.S. dollar, include British pound and Euro. Our accounting policies did not change in the third quarter of 2017, except as described in Note 2. In our opinion, these unaudited condensed consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly our unaudited condensed consolidated financial statements for the interim periods presented herein:

•
The results of operations for the 13 and 39 weeks ended September 30, 2017 ("third quarter of 2017" and "first nine months of 2017", respectively), and the 13 and 39 weeks ended October 1, 2016 ("third quarter of 2016" and "first nine months of 2016", respectively).

•	Comprehensive income for the third quarter of 2017 and first nine months of 2017 and the third quarter of 2016 and first nine months of 2016.

•	The financial position as of September 30, 2017 and December 31, 2016.

•	The cash flows for the first nine months of 2017 and the first nine months of 2016.
The unaudited condensed consolidated results of operations for the third quarter of 2017 and first nine months of 2017 are not necessarily indicative of the results to be expected for the full year.

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

Certain prior year amounts have been reclassified to conform to current year presentation. We have elected to separately disclose other operating (income)/expense, net and other (income)/expense, net. In addition, we have included the caption operating (loss)/income on our Condensed Consolidated Statements of (Loss)/Income. The items included in other operating (income)/expense, net include: gains or losses on sale of property, plant and equipment; gains or losses on sale of route businesses; and royalty income. The items included in other (income)/expense, net include: foreign exchange gains or losses and equity income or losses from nonconsolidated entities. These reclassifications had no effect on previously reported results of operations or retained earnings.

Our significant accounting policies are summarized in Note 1 to the consolidated financial statements included in our 2016 Form 10-K.

Discontinued Operations Presentation
As discussed in Note 3, amounts included in the Condensed Consolidated Statements of (Loss)/Income for prior periods have been reclassified to separate amounts related to discontinued operations from continuing operations. Accordingly, unless otherwise stated, amounts disclosed within the notes to the condensed consolidated financial statements exclude amounts related to discontinued operations. The Condensed Consolidated Statements of Cash Flows were not adjusted for presentation of discontinued operations in prior periods, but certain items are disclosed in Note 3 to the condensed consolidated financial statements.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 2. NEW ACCOUNTING STANDARDS

Recently Adopted

On November 17, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-18, Restricted Cash. This accounting standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The amendment should be adopted retrospectively. We early adopted this guidance in the first quarter of 2017 and the adoption resulted in reclassifications of $0.3 million cash inflows from investing activities to operating activities for each of the nine months ended September 30, 2017 and October 1, 2016.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows as of September 30, 2017.

(in thousands)	September 30, 2017	December 31, 2016
Cash and cash equivalents	$22,690	$35,409
Restricted cash	446	714
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$23,136	$36,123

On August 26, 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. This accounting standard is intended to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. We adopted this guidance in the first quarter of 2017 and the impact on our Condensed Consolidated Statements of Cash Flows was a reclassification of $6.2 million cash outflows from operating activities to repayments of long-term debt within financing activities for the nine months ended October 1, 2016. The table below summarizes the impact on the Statement of Cash Flows for the first nine months of 2016.

(in thousands)	Previous Classification (1)	Impact	Current Classification
Operating activities:
Gain on write-off of debt premium	$(1,341)	$1,341	$—
Loss on early extinguishment of debt	—	4,749	4,749
Changes in operating assets and liabilities, excluding business acquisitions, divestitures and foreign currency translation adjustments	35,085	80	35,165
Net cash provided by operating activities	160,628	6,170	166,798

Financing activities:
Repayments of long-term debt	(226,390)	(6,170)	(232,560)
Net cash provided by financing activities	$926,833	$(6,170)	$920,663
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

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016. The updated guidance includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. We adopted the accounting standard in the first quarter of 2017 and the impact to our condensed consolidated financial statements are as follows:

•
Excess tax benefits for share-based payments were previously recognized through income tax receivable and equity, and presented as a financing cash flow. As a result of adopting this accounting standard, excess tax benefits for share-based payments are recognized as an adjustment to income tax expense and reflected in operating cash flows. We elected to adopt this provision of the accounting standard prospectively which resulted in income tax benefit of $0.9 million and $2.5 million for the third quarter and first nine months of 2017, respectively.

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

On January 26, 2017 the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. This accounting standard simplifies how an entity is required to test goodwill for impairment by eliminating step 2 from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Instead, entities should perform annual or interim goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the excess of carrying amount over the fair value of the respective reporting unit. The guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption of the ASU is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted this standard in the second quarter of 2017 and applied its guidance in our goodwill impairment testing procedures performed during the third quarter of 2017, as discussed further in Note 10.

Not Yet Adopted

On January 5, 2017 the FASB issued ASU 2017-01, Clarifying the Definition of a Business. This accounting standard clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the assets are not considered a business for the purpose of allocating the purchase price. If it is not met, the entity then evaluates whether the set meets the requirements that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. Under the new guidance, the purchase or sale of a route will no longer be considered the purchase or sale of a business for accounting purposes due to the fact that the perpetual and exclusive distribution rights (a route) represent substantially all of the fair value of any given acquisition from or disposition to an independent business owner ("IBO"). There has been no change to our relationships or interactions with the IBOs. However, under the new guidance, we will no longer allocate any of the purchase price to goodwill upon acquisition of a route and we will no longer perform a relative fair value allocation of goodwill upon divestitures. We have adopted this accounting standard prospectively at the beginning of the fourth quarter of 2017. Although we will no longer have goodwill allocated on future route acquisitions or divestitures, we will continue to record gains and losses associated with the sale of routes. The impact from adopting the standard is not material to our consolidated financial statements.

On August 28, 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. The objective of this accounting standard is to better align hedge accounting with an organization’s risk management activities in the financial statements. For our cash flow hedges of variable interest rate risk, the new guidance will allow the variability in cash flows attributable to the contractually specified interest rate to be designated as the hedged risk. The new guidance also requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported, thus eliminating the separate presentation of hedge ineffectiveness. The updated guidance is effective for annual reporting periods, and interim reporting periods within those annual reporting periods, beginning after December 15, 2018. Early adoption is permitted. We plan to adopt this standard in the first quarter of 2019 and do not expect a material impact to the financial statements upon adoption.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

On May 10, 2017 the FASB issued ASU 2017-09, Scope of Modification Accounting. This accounting standard provides clarity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. According to this accounting standard, an entity should account for the effects of a modification unless the fair value, vesting conditions, and classification of the modified award are the same as the original award. The updated guidance is effective for annual reporting periods, and interim reporting periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted. We plan to adopt this standard at the beginning of the first quarter of 2018, and do not expect a material impact to the financial statements upon adoption.

On October 24, 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. This accounting standard is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The updated guidance indicates that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs instead of when the asset has been sold to an outside party. The updated guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, and early adoption is permitted. The amendments are to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of the adoption. We are still assessing the impact to the financial statements and intends to adopt the standard on December 31, 2017, the first day of our fiscal 2018.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases. This ASU requires us to recognize a lease liability for the obligation to make lease payments, measured at the present value on a discounted basis, and a right-of-use (“ROU”) asset for the right to use the underlying asset for the duration of the lease term, measured at the lease liability amount adjusted for lease prepayments, lease incentives received and initial direct costs. The lease liability and ROU asset are recognized in the balance sheet at the commencement of the lease. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight line expense while finance leases will result in a front-loaded expense pattern. Classification will be based on criteria that are largely similar to those applied in current lease accounting. ASU 2016-02 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2018, and requires the use of a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period presented in the financial statements. Early application of the ASU is permitted. We are in the process of evaluating lease accounting software and developing an inventory of our lease arrangements in order to determine the impact this accounting standard will have on our financial statements. Based on our assessment to date, we expect this guidance will have a material impact on our balance sheet due to the amount of our lease commitments, but we are unable to quantify the impact at this time.

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

We have substantially completed our review of customer contracts and do not expect the impact of adopting the new standard to be material to our net revenue and operating income. We also do not expect a material impact to our balance sheet. The immaterial impact of adopting ASU No. 2014-09 primarily relates to the following:

•
Slotting fees, which are currently amortized over the lesser of their arrangement term or 12 months, but under the new standard these slotting fees will be recognized as a reduction in the transaction price as the product is sold. This could lead to a difference in the timing of recognizing revenue.

•
Coupon liabilities will commence when control of the goods are transferred to the customer rather than when the coupon is distributed, which will accelerate the recognition of coupon expense under the new standard.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

•
Contract manufacturing arrangements are recognized as revenue when product is delivered to the customer. If any of our contracts create an asset without an alternative use and an enforceable right to payment, then we would recognize revenue at the time of production rather than shipment under the new standard. The right to payment is enforceable under certain contracts.

We plan to adopt ASC Topic 606, Revenue from Contracts with Customers, on December 31, 2017, the first day of our fiscal 2018. The guidance permits the use of either a full retrospective or modified retrospective transition method. We have evaluated the method of adoption and will apply the modified retrospective approach.

Other amendments to GAAP in the US that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our condensed consolidated financial statements upon adoption.
NOTE 3. DISCONTINUED OPERATIONS

Sale of Diamond of California
On November 28, 2016, we entered into a definitive agreement to sell our culinary nuts business (comprised primarily of the Diamond of California® brand and the Stockton, California facility; collectively "Diamond of California"). The sale of Diamond of California represented a strategic shift in our business that has had a significant impact on our operations and financial results, and aligns with our strategy to focus more resources on the growth opportunities for our snack food brands. On December 31, 2016, we completed the sale for estimated net proceeds of $128.6 million, consisting of $118.6 million of cash and $10.0 million in a promissory note. As of December 31, 2016, we had a receivable due from the purchaser of $118.6 million recorded in receivable from the sale of Diamond of California on our Condensed Consolidated Balance Sheet. On January 3, 2017, we received $121.7 million cash proceeds from the sale of Diamond of California. The difference represents adjustments that were made to preliminary working capital and estimated walnut pricing liability. During the third quarter of 2017, we finalized the calculation of working capital in accordance with the sale agreement which had an immaterial impact to discontinued operations.  Also during the third quarter, we adjusted our walnut price liability to reflect the final prices contained within the California Department of Food and Agriculture Walnut/Raisin/Prune Report State Summary - 2016 Crop Year. In addition, in the third quarter of 2017, we identified and recorded a pretax out-of-period correction of $2.6 million ($1.7 million after tax) to reduce the walnut price liability which related to an error recorded in the fourth quarter of 2016. We concluded that the correction of the error was not material to these or our previously issued financial statements.
The promissory note is due on June 30, 2025. Interest on the principal balance of this promissory note is payable annually and accrues at a rate per annum equal to the 30-day LIBOR rate, plus 3.00%, provided that in no event shall the applicable rate exceed 6.00% per annum. The note is recorded within other noncurrent assets on our Condensed Consolidated Balance Sheets.
As a result of the sale of Diamond of California, revenues and expenses that no longer continued after the sale of Diamond of California, and where we had no substantial continuing involvement, were reclassified to discontinued operations in the Condensed Consolidated Statements of (Loss)/Income.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the third quarters and first nine months of 2017 and 2016, income statement amounts associated with discontinued operations were as follows:

	Quarter Ended		Nine Months Ended
(in thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net revenue	$—	$44,898	$—	$108,002
Cost of sales	—	30,922	—	88,235
Gross profit	—	13,976	—	19,767
Selling, general and administrative expenses	—	8,127	—	18,158
Transaction and integration related expenses	—	387	—	1,404
Gain on sale of Diamond of California	(2,335)	—	(1,795)	—
Income from discontinued operations before income taxes	2,335	5,462	1,795	205
Income tax expense/(benefit)	862	1,807	663	(121)
Income from discontinued operations, net of income taxes	$1,473	$3,655	$1,132	$326
The pretax income from discontinued operations for the third quarter and first nine months of 2017 was primarily the result of the pretax $2.6 million out-of-period adjustment for the estimated walnut pricing liability during the period. This was offset partially by the adjustments made to reflect the liability at the finalized walnut pricing. This gain generated income tax expense with an effective tax rate for the third quarter and first nine months of 2017 of 36.9%.

The discontinued operations pretax income activity for the third quarter of 2016 generated income tax expense of $1.8 million, with an effective tax rate of 33.1%. The discontinued operations pretax income activity for the first nine months of 2016 generated income tax benefit of $0.1 million, for an effective tax rate of (59.0)%. The tax benefit was due to a Section 199 deduction generated on forecasted incremental income for the full year.

The following table provides depreciation, amortization, capital expenditures, and significant operating noncash items of discontinued operations for the first nine months of 2017 and 2016.

	Nine Months Ended
(in thousands)	September 30, 2017	October 1, 2016
Cash flows from discontinued operating activities:
Depreciation and amortization	$—	$3,280
Stock-based compensation expense	—	513
Gain on sale of Diamond of California	(1,795)	—
Payable to growers (1)	—	1,156

Cash flows from discontinued investing activities:
Purchases of fixed assets	$—	$182
(1) The operating cash inflow generated by the increase in payable to growers from $38.3 million acquired on February 29, 2016 to the balance of $39.5 million on October 1, 2016.
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

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Additionally, we entered into a Transition Services Agreement ("Stockton TSA") and a Facility Use Agreement ("Stockton FUA"), both effective immediately subsequent to the sale transaction, to facilitate the orderly transfer of Emerald® and Pop Secret® business operations to our Company-owned facilities. The Stockton TSA stipulated certain finance, accounting, sales, marketing, human resources, information technology, supply chain, manufacturing and other general services to be provided between us and the purchaser, during an initial term of 120 days, with extension provisions if necessitated. The Stockton FUA had an initial term of six months, with extension provisions if necessitated, and provided us with the right to access Diamond of California's Stockton, California manufacturing facility, for the purpose of manufacturing certain Emerald® branded products. Permitted uses under the Stockton FUA included use of certain equipment and storage of inventories related to the Emerald® production process. Services under the Stockton TSA and the Stockton FUA are completed at this time. We have also entered into a contract manufacturing agreement with the purchaser to manufacture certain products for us. We expect this arrangement to continue through the end of the year.
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
At the effective time of the acquisition of Diamond Foods, all of its outstanding stock-based compensation awards, then comprised of restricted shares, restricted units, performance-based restricted units, and stock options, converted to replacement Snyder's-Lance awards or were settled with merger consideration as described within the Registration Statement on Form S-4 we filed with the SEC on January 20, 2016. The fair value of the replacement awards, whether vested or unvested, was included in the purchase price to the extent that pre-acquisition services had been rendered. The purchase price also included the fair value of accelerated vesting for awards that vested at the acquisition date due to change in control provisions. The remainder of the fair value of the unvested outstanding replacement awards is being recognized as compensation expense over the applicable future vesting period in the periods following the acquisition date.
The Diamond Foods acquisition was accounted for as a business combination. Management used its best estimate in the preliminary allocation of the purchase price to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities as of April 2, 2016. Subsequent to the quarter ended April 2, 2016, we adjusted our initial purchase price allocation for changes in the valuation of certain assets and liabilities throughout the year ended December 31, 2016. As discussed in our 2016 Form 10-K, included within these adjustments was a correction to acquired cash of $6.6 million and the corresponding amount to accounts payable as a result of Diamond Foods' prior cash accounting, which resulted in a reclassification of a cash outflow from operating activities to investing activities on the Condensed Consolidated Statement of Cash Flows for the nine months ended October 1, 2016. The impact of the remaining adjustments on previously presented condensed consolidated financial statements was not significant.
In addition, we recorded a liability of $12.4 million for certain dissenting shareholders of Diamond Foods associated with the acquisition as of April 2, 2016, which was included in the acquisition consideration. During the third quarter of 2016, a settlement was reached with such dissenting shareholders and we paid such liability. The settlement resulted in additional $1.6 million and $0.5 million recognized as transaction related expenses in the second quarter and third quarter, respectively, of 2016.
Transaction and integration related expenses associated with the acquisition of Diamond Foods were approximately $3.7 million and $62.6 million for the third quarter and first nine months, respectively, of 2016, and are included in a separate line in the Condensed Consolidated Statements of (Loss)/Income. These expenses primarily consisted of severance and retention costs, accelerated stock-based compensation, investment banking fees and other professional fees and legal costs associated with completion of the acquisition and subsequent integration of Diamond Foods.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Diamond Foods' results were included in our Condensed Consolidated Statements of (Loss)/Income from February 29, 2016. Incremental net revenue from Diamond Foods of $124.1 million and $308.0 million was included for the third quarter and first nine months, respectively, of 2016. A portion of Diamond Foods' revenue was eliminated in consolidation as it was sold to our other subsidiaries for distribution through our national direct-store-delivery distribution network ("DSD network"). As a result of progress made integrating Diamond Foods, it is impracticable to disclose separately Diamond Foods' contributions to income before income taxes for the third quarter and first nine months of 2016.
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

	Quarter Ended	Nine Months Ended
(in thousands)	October 1, 2016	October 1, 2016
Net revenue (1)	$588,801	$1,790,680
Net income attributable to Snyder's-Lance, Inc. (1)	$29,315	$72,707
(1) The unaudited pro forma condensed consolidated financial information does not reflect the sale of Diamond of California.

Acquisition of Metcalfe's Skinny Limited
In January 2016, Diamond Foods obtained 26% of the outstanding shares of Metcalfe, which we acquired in the Diamond Foods’ transaction. On September 1, 2016, we completed the acquisition of the remaining 74% interest of Metcalfe for approximately $9.7 million. Metcalfe is the owner of Metcalfe's skinny®, a premium RTE popcorn brand in the U.K., in addition to a growing range of corn and rice cake products.

Because of our purchase of the remaining 74% interest in Metcalfe, the equity of the entire entity was increased to fair value, which resulted in the revaluation of our prior 26% interest. However, as this 26% interest was recorded at fair value in the Diamond Foods' opening balance sheet on February 29, 2016, the revaluation did not result in a significant gain or loss. The fair value of 100% of Metcalfe was determined to be $13.2 million, of which $1.5 million was allocated to current assets, $7.2 million to goodwill, $8.8 million to other intangible assets and $4.3 million to total liabilities. During the nine months ended September 30, 2017, we made several immaterial adjustments to the opening balance sheet. As of September 30, 2017, the purchase price allocation is considered complete. Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized.

Prior to our acquisition of the remaining 74% interest in Metcalfe, our 26% share of income for the period subsequent to February 29, 2016, was not material and was included in other (income)/expense, net, in the Condensed Consolidated Statements of (Loss)/Income. Subsequent to our acquisition of the remaining 74% of Metcalfe on September 1, 2016, Metcalfe's results were consolidated into our Condensed Consolidated Statements of (Loss)/Income. Net revenue and net income from Metcalfe for the period subsequent to acquisition of the remaining 74% is not material.

Investment in Natural Foodworks Group, LLC
On February 17, 2017, we made a $1.5 million investment for approximately 23% of the ownership in Natural Foodworks Group, LLC, an experienced food manufacturer specializing in natural and organic products. We are accounting for this investment under the equity method.

Acquisition of Cornpoppers Limited
On September 25, 2017, we acquired Cornpoppers Limited ("Cornpoppers") for approximately $2.6 million. Cornpoppers is a U.K. popcorn manufacturer supplying branded and private label popcorn products to retailers and wholesalers. As of September 30, 2017, the purchase price allocation is considered preliminary.

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

As part of the plan, on June 26, 2017, our Board of Directors approved the closure of our manufacturing facility in Perry, Florida and an incremental reduction in workforce across the organization. To date, we have eliminated approximately 300 jobs. The production of products previously manufactured in the Perry facility has been relocated to facilities with available capacity. In the third quarter of 2017, additional actions have been taken to reduce headcount, resulting in additional severance expense. A liability of $2.5 million and $0.9 million is included in accrued compensation and accounts payable on the Condensed Consolidated Balance Sheet as of September 30, 2017, respectively. The cash payments related to these liabilities are expected to occur primarily in the fourth quarter of 2017.
During the first nine months of 2017, changes to the balance related to the Transformation Plan were as follows:

(in thousands)	Severance and Related Costs (1)	Asset Impairments	Professional Fees	Other	Total
Liability balance, December 31, 2016	$—	$—	$—	$—	$—
Charges	8,607	7,216	7,278	681	23,782
Cash spent	(5,861)	—	(6,365)	—	(12,226)
Non-cash settlements/adjustments	(209)	(7,216)	—	(681)	(8,106)
Liability balance, September 30, 2017	$2,537	$—	$913	$—	$3,450
(1) This represents only the accrued severance and related costs for the Transformation Plan. This does not include all severance accrued as of December 31, 2016 or September 30, 2017.
The following table summarizes recognized charges related to the Transformation Plan in the third quarter and first nine months of 2017:

(in thousands)	Quarter Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Cost of sales	$838	$3,568
Selling, general, and administrative	6,252	12,998
Impairment charges	—	7,216
Total	$7,090	$23,782

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The full scope of the Transformation Plan and specific actions to be taken are currently being developed by senior management and our Board of Directors. These plans will evolve over the course of the Transformation Plan. At this point in time, we cannot reasonably estimate the future expenses and cash payments, nor their timing other than those outlined above. The Transformation Plan is targeting completion in 2020. We are anticipating that the Transformation Plan will result in 14% operating profit margin and an incremental operating income of $175 million improvement to our operating income by 2020.
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

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and are treated as a separate class of securities in calculating earnings per share pursuant to the two-class method. We have granted and expect to continue to grant restricted shares with non-forfeitable rights to dividends and restricted units with non-forfeitable rights to dividend equivalents. We include these awards in our calculation of basic and diluted earnings per share using the two-class method when we have undistributed income after considering the effect of dividends declared during the period. In the third quarter and first nine months of 2017, we did not have undistributed income and therefore did not include these awards in our calculation of basic and diluted earnings per share as computed in the table below:

	Quarter Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Basic EPS:
Income/(loss) from continuing operations attributable to Snyder's-Lance, Inc.	$(57,736)	$25,660	$(42,263)	$23,239
Less: Income from continuing operations allocated to participating securities	—	41	—	—
Income/(loss) from continuing operations allocated to common shares	$(57,736)	$25,619	$(42,263)	$23,239
Weighted average shares outstanding – Basic	96,642	95,881	96,428	90,504
Earnings/(loss) per share – Basic	$(0.60)	$0.26	$(0.44)	$0.26

Diluted EPS:
Weighted average shares outstanding – Basic	96,642	95,881	96,428	90,504
Effect of dilutive stock options, restricted units and performance-based restricted units on shares outstanding	—	1,131	—	989
Weighted average shares outstanding – Diluted	96,642	97,012	96,428	91,493
Earnings/(loss) per share – Diluted	$(0.60)	$0.26	$(0.44)	$0.26

Due to the net loss incurred during the third quarter and first nine months of 2017, basic weighted average shares outstanding were required to be used for diluted earnings per share. This resulted in approximately 1.1 million and 1.2 million potentially dilutive shares for the third quarter and first nine months of 2017, respectively, and approximately 2.4 million anti-dilutive shares for both the third quarter and first nine months of 2017 excluded from diluted weighted average shares outstanding. There were approximately 0.3 million and 1.4 million stock options excluded from the calculation of diluted earnings per share for the third quarter and first nine months of 2016, respectively, because their effects were anti-dilutive.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 7. STOCK-BASED COMPENSATION
Stock-based compensation expense recognized in the Condensed Consolidated Statements of Income/(Loss) was $2.9 million and $2.5 million for the third quarters of 2017 and 2016, respectively. Stock-based compensation expense recognized in the Condensed Consolidated Statements of Income/(Loss) was $11.5 million and $22.0 million for the first nine months of 2017 and 2016, respectively. On April 11, 2017, Carl E. Lee, Jr. retired from his positions as President and Chief Executive Officer and a member of the Board of Directors of our Company, as well as from his positions as an officer and/or director of each of our subsidiaries. As part of Mr. Lee's retirement agreement, certain of his stock based compensation awards were modified, which resulted in the recognition of an additional $3.4 million of stock-based compensation expense during the first nine months of 2017. During 2016, the acquisition of Diamond Foods resulted in a significant amount of prior Diamond Foods stock-based compensation awards converting to replacement Snyder's-Lance awards. Within transaction and integration related expenses on the Condensed Consolidated Statements of Income/(Loss), we recognized $0.3 million in stock-based compensation expense for the third quarter of 2016 and $15.4 million in stock-based compensation expense and $1.0 million in cash compensation expense in the first nine months of 2016 from replacement awards that vested due to acceleration clauses within employment agreements with former Diamond Foods executives.
During the first nine months of 2017, we issued and/or modified 2,625,716 stock options (this includes the shares modification discussed above as well as the options issued under a new long-term performance-based plan discussed below) at a weighted average exercise price of $35.99 per share, 112,049 restricted shares, 324,034 performance-based restricted units and 28,741 restricted units to employees and directors. During the first nine months of 2016, we issued 1,095,823 stock options at a weighted average exercise price of $30.73 per share, 118,477 restricted shares, 82,787 performance-based restricted units and 28,632 restricted units to employees and directors.
As a part of the Transformation Plan, we initiated a new enterprise-wide performance plan aimed at incentivizing our employees to achieve the targets described in Note 5. Performance-based awards were made under this award for the period commencing as of August 31, 2017 and ending at the end of the 2020 fiscal year. These awards vest in the first quarter of 2021 and 2022. Approximately 150 key employees were granted a total of 250,169 performance-based restricted units and 1,630,588 performance-based stock options. For all remaining salaried employees, awards will be made in cash at the end of the performance period and paid in full in the first quarter of 2021.
We account for option awards based on the fair value-method using the Black-Scholes model. The following assumptions were used to determine the weighted average fair value of options granted and/or modified during the first nine months of 2017 (inclusive of those discussed above):

Nine Months Ended
September 30, 2017
Assumptions used in Black-Scholes pricing model:
Expected dividend yield	1.73%
Risk-free interest rate	1.62%
Expected life	4.5 years
Expected volatility	19.75%
Fair value per share of options granted	$6.19
The fair value of the performance-based restricted units issued during the first nine months of 2017 was determined using a Monte Carlo simulation.
To cover withholding taxes payable by employees upon the vesting of restricted shares, in the third quarter and first nine months of 2017, we repurchased 1,300 and 42,499 shares of common stock, respectively. For the third quarter and first nine months of 2016, we repurchased 436 and 92,181 shares of common stock, respectively.
In addition, we recognized $1.1 million in incentive compensation income and $1.4 million in incentive compensation expense for our performance-based cash incentive plans for the third quarters of 2017 and 2016, respectively. We recognized $0.8 million in incentive compensation income and $2.6 million in incentive compensation expense for the first nine months of 2017 and 2016, respectively.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 8. INVENTORIES
Inventories consisted of the following:

(in thousands)	September 30, 2017	December 31, 2016
Finished goods and work in process	$122,860	$102,056
Raw materials	26,216	32,095
Maintenance parts, packaging and supplies	45,693	39,305
Total inventories, net	$194,769	$173,456

NOTE 9. FIXED ASSETS
Fixed assets consisted of the following:

(in thousands)	September 30, 2017	December 31, 2016
Land and land improvements	$38,209	$37,835
Buildings and building improvements	192,210	192,874
Machinery, equipment and computer systems	650,850	607,869
Trucks, trailers and automobiles	33,350	32,723
Furniture and fixtures	4,612	4,720
Construction in progress	19,968	22,098
Capital leases (1)	2,722	3,303
	941,921	901,422
Accumulated depreciation	(446,090)	(399,472)
	495,831	501,950
Fixed assets held for sale	(33)	(66)
Fixed assets, net	$495,798	$501,884
(1) Gross amounts of assets recorded under capital leases represent machinery, equipment and computer systems as of September 30, 2017 and December 31, 2016.
Depreciation expense related to fixed assets was $17.5 million and $18.5 million during the third quarters of 2017 and 2016, respectively. For the first nine months of 2017 and 2016, depreciation expense was $52.6 million and $52.4 million, respectively.
For the third quarter and first nine months of 2017, we incurred fixed asset impairment charges of $0.5 million and $8.4 million, respectively. Of this, $7.2 million relates to the closure of our Perry, Florida manufacturing facility, as part of our Transformation Plan described in Note 5. The remaining impairment is related to manufacturing assets for which we no longer had a business use. We recognized $0.5 million of fixed asset impairment charges during the third quarter of 2016 related to machinery and equipment no longer in use due to the discontinuation of manufacturing certain products. For the first nine months of 2016, we incurred impairment charges of $1.4 million related to IT equipment and other machinery and equipment related to the discontinuation of manufacturing certain products.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the first nine months of 2017 were as follows:

(in thousands)	Carrying Amount
Balance as of December 31, 2016	$1,318,362
Business acquisition and measurement period adjustments	2,876
Changes in foreign currency exchange rates	6,191
Goodwill reclassified to assets held for sale	(160)
Impairments	(46,335)
Balance as of September 30, 2017	$1,280,934

As of the date of our 2016 annual impairment analysis, the fair value of our European reporting unit was estimated to be approximately 15% above the carrying value. The net sales and operating income of our businesses in the U.K. continued to be adversely impacted by macroeconomic challenges and changing consumer shopping behavior through the third quarter of 2017, and as a result, the actual and forecasted net revenue and operating income are below the amounts contemplated in the 2016 annual impairment analysis. Based on the declining performance levels and the relatively small difference between the fair value and carrying value of the reporting unit in the 2016 annual impairment analysis, we performed an interim impairment analysis of our European reporting unit as of September 30, 2017. The goodwill impairment analysis is performed by computing the fair value of the reporting unit and comparing it to the carrying value, including goodwill. If the carrying amount exceeds the fair value, an impairment charge is recognized for the difference. In accordance with the applicable guidance, we tested other assets for impairment before goodwill. As described in Note 2, New Accounting Standards, the Company adopted ASU 2017-04 in the second quarter of 2017, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The Company determined the fair value of the European reporting unit using a discounted cash flow method (income approach). Significant assumptions used in that assessment included our updated long-range cash flow projections for the European business, discount rate, and tax rate. As a result of this analysis, we recognized a $46.3 million impairment charge related to the goodwill in our European reporting unit. After considering the impairment, the $50.6 million of goodwill associated with this reporting unit remains susceptible to future impairment charges as the carrying value approximates estimated fair value at September 30, 2017.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Other intangible assets, except those classified as held for sale consisted of the following:

(in thousands)	Gross Carrying Amount	Cumulative Impairments	Accumulated Amortization	Net Carrying Amount
As of September 30, 2017:
Customer and contractual relationships(1) – amortized	$501,218	$—	$(78,417)	$422,801
Non-compete agreement – amortized	710	—	(507)	203
Developed technology – amortized	2,700	—	(595)	2,105
Reacquired rights – amortized	3,100	—	(2,392)	708
Patents – amortized	8,600	—	(3,894)	4,706
Routes – unamortized	10,425	(45)	—	10,380
Trademarks(2)– unamortized	931,137	(65,085)	—	866,052
Balance as of September 30, 2017	$1,457,890	$(65,130)	$(85,805)	$1,306,955

As of December 31, 2016:
Customer and contractual relationships – amortized	$493,026	$—	$(58,314)	$434,712
Non-compete agreement – amortized	710	—	(417)	293
Developed technology – amortized	2,700	—	(460)	2,240
Reacquired rights – amortized	3,100	—	(2,101)	999
Patents – amortized	8,600	—	(3,308)	5,292
Routes – unamortized	10,869	(45)	—	10,824
Trademarks – unamortized	926,140	(6,700)	—	919,440
Balance as of December 31, 2016	$1,445,145	$(6,745)	$(64,600)	$1,373,800
(1) The translation impact on customer relationships for the first nine months of 2017 was an increase of $8.2 million.
(2) The translation impact on trademarks for the first nine months of 2017 was an increase of $5.0 million.
Amortization expense related to intangibles was $6.9 million and $5.5 million for the third quarters of 2017 and 2016, respectively. For the first nine months of 2017 and 2016, amortization expense related to intangibles was $20.7 million and $17.1 million, respectively.
Routes and trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. Although not amortized, they are reviewed for impairment as conditions change or at least on an annual basis. For the third quarter and first nine months of 2017, impairment expense related to trademarks was $58.4 million. There were no impairments during the third quarter or first nine months of 2016.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As disclosed in previous quarters, the book value of the trademarks acquired in the Diamond Foods acquisition has approximated the fair value of these trademarks since the time of the acquisition. In the third quarter of 2017, the net revenue performance of certain brands and the impact on future projections were triggering events prompting us to perform interim impairment analyses over Pop Secret, Emerald, and KETTLE Chips (U.K.). The net revenue declines in the current quarter and long-term projections for Pop Secret branded products are a result of category declines from shifts in consumer preferences. The net revenue declines in the current year for Emerald branded products relate to our inability to meet customer demand due to delays incurred as the result of the move of production to our Charlotte, NC plant. For our KETTLE® Chips branded products in the U.K., the challenges noted above for the European reporting unit also apply. The fair value of these trade names were determined using a relief from royalty method (income approach). Significant assumptions used in this assessment included our updated long-range net revenue projections, royalty rate, discount rate, and tax rate. Based on the analysis performed over our Pop Secret trademark, we recognized a $46.6 million impairment charge as we believe the decline in current year net revenue is symptomatic of a declining subcategory and have updated our long-term net revenue projections accordingly. We recognized no impairment charges as a result of our interim analysis of the Emerald trademark as we do not believe that the current quarter decline in net revenue is indicative of a long-term trend and we expect to recover the short-falls following the completion of the move of production to the Charlotte, NC facility. As a result of the analysis performed over the KETTLE® Chips U.K. trademark, we recognized an $11.8 million impairment charge. After considering these impairment charges, we have $484.3 million carrying value in trademarks acquired in the Diamond Foods acquisition. These trademarks have carrying value that approximates fair value. We have additional trademarks with a total carrying value of $12.9 million as of September 30, 2017 whose carrying value approximates their fair value. Any adverse changes in the use of these trademarks or declines in the net revenue volumes of the associated products from the projected amounts, or changes in the royalty rates or discount rates, could result in an impairment charge in the future.

As discussed in Note 5, an initiative of our Transformation Plan is SKU rationalization to reduce complexity within the organization. If this process results in significant elimination of SKUs or a strategic shift away from investing in the brands for which the trademarks' book value approximates their fair value, the reduction in future cash flow may result in an impairment of these trademarks. As of September 30, 2017, no such strategic decisions have been finalized which will impact the brands with at-risk trademarks, as such, there were no triggering events for these intangible assets.

The impairment charges resulted in intangible assets and goodwill for European reporting unit being measured at fair value on a non-recurring basis at September 30, 2017, which utilized a significant number of unobservable Level 3 inputs, such as future revenue and cash flow assumptions. See Note 13, Fair Value Measurements, for a definition of Level 3 inputs. The conclusion of the initiatives under the Transformation Plan may result in additional charges being recognized in a future quarter.
The changes in the carrying amount of route intangibles for the first nine months of 2017 were as follows:

(in thousands)	Carrying Amount
Balance as of December 31, 2016	$10,824
Routes reclassified to assets held for sale	(444)
Balance as of September 30, 2017	$10,380
Route businesses, including route intangibles and associated goodwill, allocated to assets held for sale represent assets available for sale in their present condition and for which actions to complete a sale have been initiated. The changes in the carrying amount of route businesses held for sale for the first nine months of 2017 were as follows:

(in thousands)	Carrying Amount
Balance as of December 31, 2016	$19,502
Purchases of route businesses held for sale	43,977
Sales of route businesses held for sale	(43,327)
Reclassifications from route intangibles and goodwill	604
Balance as of September 30, 2017	$20,756

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the third quarter of 2017, net gains on the sale of route businesses consisted of $4.8 million in gains and $3.7 million in losses, and are included within other operating income on the Condensed Consolidated Statements of Income/(Loss). Net gains on the sale of route businesses for the first nine months of 2017 consisted of $7.3 million in gains and $5.5 million of losses. For the third quarter of 2016, net losses on the sale of route businesses consisted of $0.1 million in gains and $0.2 million in losses. Net gains on the sale of route businesses for the first nine months of 2016 consisted of $1.4 million in gains and $0.8 million of losses. The majority of the route business purchases and sales were due to route reengineering projects that were initiated in order to maximize the efficiency of route territories for the IBOs. See Note 15 for further information related to IBOs.
NOTE 11. LONG-TERM DEBT
Long-term debt outstanding consisted of the following:

(in thousands)	September 30, 2017	December 31, 2016
Revolving credit facility	$88,000	$227,000
Other long-term debt	1,041,500	1,078,250
Debt issuance costs, net	(10,347)	(10,291)
Total debt, net	1,119,153	1,294,959
Current portion of long-term debt	(49,000)	(49,000)
Total long-term debt, net	$1,070,153	$1,245,959
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
As a result of the Credit Agreement, we entered into certain amendments to our existing credit agreement (the "Amended and Restated Credit Agreement"). Our Amended and Restated Credit Agreement contains a revolving credit facility which allows us to make revolving credit borrowings of up to $375.0 million through May 2019. As of September 30, 2017 and December 31, 2016, we had available $287.0 million and $148.0 million, respectively, of unused borrowings. During the first nine months of 2017, we borrowed $144.5 million from our revolving credit facility and repaid $283.5 million primarily with the proceeds from the sale of Diamond of California and cash generated by operating activities. In July 2016, we repaid $100.0 million of our Senior Five Year Term Loans maturing in 2021, using $90.0 million in borrowings from our revolving credit facility and $10.0 million from cash on hand. During the first nine months of 2016, we borrowed $147.0 million from our revolving credit facility and repaid $75.0 million with the proceeds from our Credit Agreement and cash generated by operating activities.
Under certain circumstances and subject to certain conditions, we have the option to increase available credit under the revolving credit facility by up to $200.0 million for the remaining life of the facility. Revolving credit borrowings incur interest based on the Eurodollar rate plus an applicable margin of between 0.795% and 1.450%, or the base rate plus an applicable margin of between 0% and 0.45%. The applicable margin is determined by certain financial ratios and was 1.450% for Eurodollar rate loans and 0.45% for base rate loans as of September 30, 2017. The revolving credit facility also requires us to pay a facility fee ranging from 0.08% to 0.25% on the entire $375.0 million based on certain financial ratios. The facility fee rate was 0.250% on September 30, 2017.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Our obligations under the Amended and Restated Credit Agreement are guaranteed by all of our existing and future direct and indirect wholly-owned domestic subsidiaries other than any such subsidiaries that, taken together, do not represent more than 10% of our total domestic assets or domestic revenues and our wholly-owned domestic subsidiaries. The Amended and Restated Credit Agreement contains customary representations, warranties and covenants. The financial covenants pursuant to the Amended and Restated Credit Agreement included a maximum total debt to EBITDA ratio, as defined in the Amended and Restated Credit Agreement, of 4.75 to 1.00 for the second quarter in 2016, decreasing to 4.25 to 1.00 in the fourth quarter in 2016, 4.00 to 1.00 for the second quarter in 2017, 3.75 to 1.00 for the third quarter in 2017 and 3.50 to 1.00 for the fourth quarter in 2017 and all quarters thereafter. On May 8, 2017, to alleviate risk of not complying with our total debt to EBITDA ratio requirement in 2017, as well as to provide additional financial flexibility, we amended our Amended and Restated Credit Agreement to extend the maximum total debt to EBITDA ratio covenant to be 4.25 to 1.00 through the first quarter in 2018, 4.00 to 1.00 for the second quarter in 2018, 3.75 to 1.00 for the third quarter in 2018 and 3.50 to 1.00 for the fourth quarter in 2018 and all quarters thereafter ("Amended Credit Agreement"). For the third quarter of 2017 the maximum ratio allowed was 4.25 to 1.00, and our total debt to EBITDA ratio was 3.76 to 1.00. In addition, our Amended Credit Agreement provides for adjusted EBITDA to include up to $20.0 million, during the lifetime of the Amended Credit Agreement, of non-recurring costs and expenses paid in cash, as defined. We paid approximately $2.4 million in Consent and Administrative fees associated with the amendment but there were no revisions to the Amended Credit Agreement that will impact the effective interest rate as originally provided. The $2.4 million in fees were capitalized as debt issuance costs and are being amortized over the life of the loans.
The financial covenants also include a minimum interest coverage ratio of 2.50 to 1.00. As of September 30, 2017, our interest coverage ratio was 5.25 to 1.00. Other covenants include, but are not limited to, limitations on: (i) liens, (ii) dispositions of assets, (iii) mergers and consolidations, (iv) loans and investments, (v) subsidiary indebtedness, (vi) transactions with affiliates and (vii) certain dividends and distributions. The Amended Credit Agreement contains additional customary events of default, including a cross default provision and change of control provisions. If an event of default occurs and is continuing, we may be required to repay all amounts outstanding under the Amended Credit Agreement. As of September 30, 2017, we are in compliance with all our debt covenants.
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
NOTE 12. INCOME TAXES
As of September 30, 2017, gross unrecognized tax benefits for uncertain tax positions totaled $4.8 million, in addition to related interest and penalties of $1.0 million. Of the gross unrecognized benefits, $1.5 million are recorded net with the tax attributes that would be offset. The remainder are recorded in other noncurrent liabilities in the Condensed Consolidated Balance Sheets. Of this total amount, $4.2 million, which includes interest and penalties, would affect the effective tax rate if subsequently recognized. As of December 31, 2016, gross unrecognized tax benefits totaled $5.8 million in addition to interest and penalties of $1.0 million, in other noncurrent liabilities and noncurrent deferred tax liabilities on the Condensed Consolidated Balance Sheets. We expect certain income tax audits will be settled, positions will be resolved through administrative procedures or statutes of limitations will expire for various tax authorities during the next twelve months, resulting in a potential $1.2 million reduction of the unrecognized tax benefit amount. We classify interest and penalties associated with uncertain tax positions within income tax expense.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Our effective tax rate changed from a 29.4% expense for the third quarter of 2016 to a 9.5% benefit for the third quarter of 2017. The change in our effective income tax rate was driven by the goodwill impairment recognized, which is non-deductible for tax purposes, and the discrete tax impact of the trademark impairments recognized in the third quarter of 2017. Our effective tax rate changed from 29.0% for the first nine months of 2016 to (19.9)% for the first nine months of 2017. The decrease in our effective income tax rate was driven by the goodwill impairment recognized, which is non-deductible for tax purposes, and the discrete tax impact of the trademark impairments recognized in the third quarter of 2017.
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
The following table summarizes information regarding financial assets and financial liabilities that are measured at fair value as of September 30, 2017 and December 31, 2016.

(in thousands)	Book Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance as of September 30, 2017
Assets:
Cash and cash equivalents	$22,690	$22,690	$—	$—
Restricted cash	446	446	—	—
Interest rate swaps	8,570	—	8,570	—
Total assets	$31,706	$23,136	$8,570	$—

Liabilities:
Interest rate swaps	1,093	$—	$1,093	$—
Total liabilities	$1,093	$—	$1,093	$—

Balance as of December 31, 2016
Assets:
Cash and cash equivalents	$35,409	$35,409	$—	$—
Restricted cash	714	714	—	—
Interest rate swaps	10,748	—	10,748	—
Total assets	$46,871	$36,123	$10,748	$—

Liabilities:
Interest rate swaps	$392	$—	$392	$—
Total liabilities	$392	$—	$392	$—
There were no changes among the levels during the first nine months of 2017.
The fair value of outstanding debt, including current maturities, was approximately $1,130 million and $1,305 million as of September 30, 2017 and December 31, 2016, respectively. These Level 2 fair value estimates were based on similar debt with the same maturities, company credit rating and interest rates.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 14. DERIVATIVE INSTRUMENTS
We are exposed to certain risks relating to our business operations. We use derivative instruments to manage interest rate risks. The fair value of the derivative instrument liability in the Condensed Consolidated Balance Sheets using Level 2 inputs was as follows:

(in thousands)	Balance Sheet Location	September 30, 2017	December 31, 2016
Derivatives designated as hedges:
Interest rate swaps	Other noncurrent assets	$8,570	$10,748
Interest rate swaps	Other noncurrent liabilities	(1,093)	(392)
Total fair value of derivative instruments		$7,477	$10,356
Interest Rate Swaps
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and US base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements in order to maintain a desired proportion of fixed to variable-rate debt. These swaps are accounted for as cash flow hedges. The fair value of interest rate swaps was determined utilizing a market approach model using the notional amount of the interest rate swaps and the observable inputs of time to maturity and interest rates. The notional amount of the interest rate swaps designated as hedging instruments as of September 30, 2017 and December 31, 2016 was $675.0 million and $575.0 million, respectively.
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
Changes in Other Comprehensive Loss
The changes in unrealized gains and losses, net of income tax, included in other comprehensive loss due to fluctuations in interest rates were as follows:

	Quarter Ended		Nine Months Ended
(in thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Gains/(losses) on interest rate swaps, net of income tax (expense)/benefit of $(84), $(234), $1,116 and $794, respectively	$131	$378	$(1,763)	$(1,249)
NOTE 15. COMMITMENTS AND CONTINGENCIES
Contractual Obligations
In order to mitigate the risks of volatility in commodity markets to which we are exposed, we entered into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Purchase commitments for certain ingredients, packaging materials and energy totaled $211.1 million as of September 30, 2017, compared to $157.2 million as of December 31, 2016. The increase in purchase commitments was primarily due to timing of raw material purchase contracts for the upcoming year. In addition to these commitments, we have contracts for certain ingredients and packaging materials where we have secured a fixed price but do not have a minimum purchase quantity. We generally contract from approximately three to twelve months in advance for certain major ingredients and packaging. These contracts can extend out from one to three years. We also have a licensing contract which totaled $11.3 million as of September 30, 2017, and runs through 2020.
We have contracts to receive services from our syndicated market data providers through 2023. Our commitment for these services ranges from $4.6 million to $5.3 million each year throughout the life of the contracts.
We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $12.4 million and $12.6 million as of September 30, 2017 and December 31, 2016, respectively.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Guarantees
We currently provide a partial guarantee for loans made to IBOs by certain third-party financial institutions for the purchase of route businesses. The outstanding aggregate balance on these loans was $171.4 million and $154.1 million as of September 30, 2017 and December 31, 2016, respectively. The annual maximum amount of future payments we could be required to make under the guarantee equates to 25.0% of the outstanding loan balance on the first day of each calendar year plus 25.0% of the amount of any new loans issued during such calendar year. These loans are collateralized by the route businesses for which the loans are made. Accordingly, we have the ability to recover substantially all of the outstanding loan value upon default, and our liability associated with this guarantee is not material.
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

California Labor Code Matters
Sparks v. Diamond Foods, Inc.
Former employee, Patricia Sparks, filed a putative class action lawsuit against Diamond Foods on November 25, 2015 in San Francisco Superior Court alleging Diamond Foods’ violation of the California Labor Code by failing to include on wage statements the start date of the pay period and by failing to include on wage statements the name and address of the legal entity that is the employer. Plaintiff amended her complaint on January 4, 2016 to add a claim for penalties under California’s Private Attorneys General Act based on the same alleged underlying violations. Diamond Foods timely answered the First Amended Complaint on March 7, 2016. The parties attended the initial case management conference on May 2, 2016 and a further case management conference occurred on August 1, 2016. On September 19, 2016, the parties to this litigation reached a tentative settlement pursuant to which we have agreed to pay $0.7 million on a class wide basis. We signed a memorandum of understanding reflecting this preliminary settlement amount. The parties submitted a settlement agreement to the court and the court granted preliminary approval of the settlement on February 24, 2017. On July 5, 2017, the parties appeared before the court on Plaintiff’s Motion for Final Approval of the Settlement. At the hearing, the judge requested supplemental briefing from the Plaintiff, which Plaintiff filed on July 14, 2017. On July 19, 2017, the court entered an order granting Final Approval of the Settlement, Attorneys' Fees, and Costs. The judge granted final approval of the maximum settlement amount of $0.7 million, which was paid on October 17, 2017 pursuant to the terms of the settlement agreement.

Bensman v. Diamond Foods, LLC et. al.
Diamond Foods, LLC employee Della Bensman filed a putative class action lawsuit against Diamond Foods, LLC and Snyder’s-Lance, Inc. on April 4, 2017 in San Joaquin Superior Court alleging the companies’ violations of the California Labor Code. Plaintiff alleges the companies' failure to provide third rest breaks when Plaintiff or other employees worked a shift over ten hours and failure to provide accurate itemized wage statements for employees in periods in which they worked more than ten hours and did not receive a third rest break. Plaintiff’s Complaint also includes a claim for penalties under California’s Private Attorneys General Act and an unfair business practices claim pursuant to the California Business and Professions Code based on the same underlying violations. On June 16, 2017, we filed a Demurrer seeking dismissal of Plaintiff’s claim regarding our failure to provide accurate wage statements. The court scheduled a hearing on the Demurrer for November 15, 2017. At this time, no demand has been made and we cannot reasonably estimate the possible loss or range of loss from this lawsuit.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Food Labeling Litigation
Evaporated Cane Juice Litigation
A putative class action suit was filed against Late July Snacks, LLC ("Late July") on September 18, 2013, and is pending in the District Court for the Northern District of California. The action accuses Late July of violating federal and state law by using the term "evaporated cane juice" ("ECJ") in the ingredients list on its products' labels. The plaintiffs' complaint alleges ECJ is not the common and usual name for the ingredient at issue and is misleading. The complaint attempts to state claims for violation of California's Unfair Competition Law, California's False Advertising Law, California's Consumers Legal Remedies Act, and unjust enrichment. Late July filed a motion to dismiss the complaint on November 27, 2013, based on the primary jurisdiction doctrine, lack of standing, and failure to state a claim.

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

On May 5, 2017, the Court entered an Order granting in part and denying in part Late July’s Motion to Dismiss. The Court dismissed the class allegations and the claim for injunctive relief, but allowed the two individual plaintiffs’ claims for damages to proceed. The Order did allow Plaintiffs leave to amend their complaint, and on June 2, 2017, Plaintiffs filed their Second Amended Complaint. In response, Late July filed a Motion to Dismiss on June 30, 2017. On October 16, 2017, the Court entered an Order granting in part and denying in part Late July’s Motion to Dismiss, once again dismissing Plaintiffs claim for injunctive relief. We are presently awaiting a hearing date on that motion. At this time, we cannot reasonably estimate the possible loss or range of loss, if any, from this lawsuit.
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
NOTE 16. RELATED PARTY TRANSACTIONS
We own 80% of Late July. We also have a $6.0 million line of credit between the Company and Late July, of which $3.9 million was drawn by Late July in order to repay certain obligations. The balance of $3.9 million remains outstanding as of September 30, 2017, and is eliminated in consolidation.
As part of our acquisition of Diamond Foods, we obtained 51.0% of the outstanding shares of Yellow Chips Holding B.V. (“Yellow Chips”), which produces vegetable chips and organic potato chips primarily for the Dutch and other European markets. The investment is accounted for under the equity method, as the other owners have substantive participating rights that provide them with significant influence greater than ours over the financial performance of Yellow Chips. As of September 30, 2017, we have a €2.4 million loan receivable outstanding with Yellow Chips.
We have two facilities used to support distribution of our products in the northeastern US that are leased from an entity owned by one of our employees. There were $0.1 million in lease payments made for these facilities in the third quarters of both 2017 and 2016, and $0.3 million for the first nine months of both 2017 and 2016.
One of the members of our Board of Directors, Lawrence Jackson, is also a member of the Board of Directors of Information Resources, Inc. ("IRI"), which we began using as our syndicated market data provider at the end of 2015. Total payments made to IRI for these services in the third quarters of 2017 and 2016 were $0.8 million. Total payments made to IRI for these services in the first nine months of 2017 and 2016 were $3.1 million and $2.4 million.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

ARWCO Corporation, MAW Associates, LP and Warehime Enterprises, Inc. are significantly owned or controlled by Patricia A. Warehime, a member of our Board of Directors and a beneficial owner of more than 5.0% of our common stock. Among other unrelated business activities, these entities provide financing to IBOs for the purchase of route businesses. We have entered into loan service agreements with these related parties that requires us to repurchase certain distribution assets in the event an IBO defaults on a loan with the related party. We are required to repurchase the assets 30 days after default at the value as defined in the loan service agreement, which approximates fair market value. As of September 30, 2017, there were outstanding loans made to IBOs by the related parties of approximately $16.5 million, compared to $21.5 million as of December 31, 2016. Transactions with these related parties are primarily related to the collection and remittance of loan payments on notes receivable held by the affiliates. If IBOs default on loans, the related parties will purchase inventory in order to service the routes prior to our requirement to repurchase the route assets. Revenue from the sale of inventory to these related parties was approximately $0.2 million and $0.1 million for the third quarters of 2017 and 2016, respectively, and $0.5 million and $0.4 million for the first nine months of 2017 and 2016, respectively. In addition, we are reimbursed for certain overhead and administrative services associated with the services provided to these related parties. The receivables from, payables to and administrative fees received from these entities are not significant for any period presented.
One of our directors, C. Peter Carlucci, Jr., is a member of Eckert Seamans Cherin & Mellott, LLC (“Eckert”), which serves as one of our outside legal firms. The expense incurred for services provided by Eckert for the third quarter of 2017 was $0.1 million, and $0.2 million for the first nine months of 2017. Expenses incurred for services provided by Eckert for the third quarter of 2016 were less than $0.1 million, and $0.2 million for the first nine months of 2016.
NOTE 17. OTHER COMPREHENSIVE INCOME
Total comprehensive (loss)/income attributable to us, determined as net income adjusted by total other comprehensive income/(loss), was $(49.9) million and $22.9 million for the third quarters of 2017 and 2016, respectively, and $(26.2) million and $(1.9) million for the first nine months of 2017 and 2016, respectively. Total other comprehensive income/(loss) presently consists of foreign currency translation adjustments and unrealized gains and losses from our derivative financial instruments accounted for as cash flow hedges.
Amounts reclassified out of accumulated other comprehensive loss, net of tax, consisted of the following:

	Income Statement Location	Quarter Ended		Nine Months Ended
(in thousands)		September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Losses on cash flow hedges reclassified out of accumulated other comprehensive loss:
Interest rate swaps, net of tax benefit of $189, $98, $337 and $299, respectively	Interest expense, net	$(282)	$(158)	$(503)	$(477)
Total amounts reclassified from accumulated other comprehensive loss		$(282)	$(158)	$(503)	$(477)
During the first nine months of 2017, changes to the balance in accumulated other comprehensive loss were as follows:

(in thousands)	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2016	$6,323	$(24,300)	$(17,977)

Other comprehensive (loss)/income before reclassifications	(2,266)	16,739	14,473
Losses reclassified from accumulated other comprehensive loss	503	—	503
Total other comprehensive (loss)/income	(1,763)	16,739	14,976

Balance as of September 30, 2017	$4,560	$(7,561)	$(3,001)

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

During the first nine months of 2016, changes to the balance in accumulated other comprehensive loss were as follows:

(in thousands)	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of January 2, 2016	$(630)	$—	$(630)

Other comprehensive loss before reclassifications	(1,726)	(24,226)	(25,952)
Losses reclassified from accumulated other comprehensive loss	477	—	477
Total other comprehensive loss	(1,249)	(24,226)	(25,475)

Balance as of October 1, 2016	$(1,879)	$(24,226)	$(26,105)
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
Revenue by Product Category
Net revenue by product category was as follows:

	Quarter Ended		Nine Months Ended
(in thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Branded
Core brand	$407,785	$388,570	$1,208,994	$1,078,280
Allied brand	39,604	38,261	122,296	117,009
Total Branded	447,389	426,831	1,331,290	1,195,289
Partner brand	73,978	73,821	222,325	229,607
Other	42,817	43,251	121,665	128,168
Net revenue	$564,184	$543,903	$1,675,280	$1,553,064
During the third quarter of 2017, certain branded categories previously classified as Allied brands were reclassified to Core brands. As a result, $0.6 million of net revenue previously presented in Allied brands for the first six months of 2017 was reclassified to Core brands.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Geographic Information
Revenue is attributable to the US, the Company’s country of domicile, and to international locations based on the country in which the product is produced. Net revenue by geographic location was as follows:

	Quarter Ended		Nine Months Ended
(in thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Location:
United States	$536,278	$517,927	$1,593,913	$1,485,487
International	27,906	25,976	81,367	67,577
Net revenue	$564,184	$543,903	$1,675,280	$1,553,064
Long-lived assets located in the US and international locations as of September 30, 2017 and December 31, 2016, were as follows:

(in thousands)	September 30, 2017	December 31, 2016
Location:
United States	$469,832	$477,450
International	25,966	24,434
Total	$495,798	$501,884
NOTE 19. SUBSEQUENT EVENTS

On November 2, 2017, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on November 28, 2017 to stockholders of record on November 20, 2017.

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
Overview

Our third quarter ended September 30, 2017 delivered top line net revenue growth of 3.7% driven by an increase of 4.9% in our core brands. The majority of our core brands grew in both volume and market share in the quarter. Our gross profit improved by 3.6% due to top line growth as our margins remained consistent with the prior year. Our operating profit decreased by $99.6 million due to the impact of the non-cash goodwill and other intangible asset impairment charges recognized in the quarter of $104.7 million (for additional information, see “Updates to Critical Accounting Estimates” in this discussion and analysis). During the quarter, we continued to take actions related to our Transformation Plan, designed to significantly improve our financial performance to deliver greater value to shareholders. We incurred costs related to this Transformation Plan, which is one of the factors impacting the comparability of the third quarter of 2017 and the third quarter of 2016. Included in the results from operations for the third quarter ended September 30, 2017 were the following items that make comparability of the two quarters more difficult:

•	We recognized $104.7 million in non-cash impairment charges to our goodwill and other intangible assets;

•	We incurred $7.1 million in charges related to the Transformation Plan; and

•	We incurred $2.5 million in costs related to relocating production from Stockton, California, and associated professional fees due to our divestiture of the Diamond of California business.

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

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended September 30, 2017 Compared to Quarter Ended October 1, 2016

	Quarter Ended				Favorable/ (Unfavorable) Variance
(in thousands)	September 30, 2017		October 1, 2016
Net revenue	$564,184	100.0%	$543,903	100.0%	$20,281	3.7%
Cost of sales	357,993	63.5%	344,807	63.4%	(13,186)	(3.8)%
Gross profit	206,191	36.5%	199,096	36.6%	7,095	3.6%
Selling, general and administrative expenses	154,811	27.3%	152,980	28.1%	(1,831)	(1.2)%
Transaction and integration related expenses	276	—%	3,656	0.7%	3,380	92.5%
Impairment charges	105,230	18.7%	507	0.1%	(104,723)	nm
Other operating (income)/expense, net	(279)	—%	(3,776)	(0.7)%	3,497	(92.6)%
Operating (loss)/income	(53,847)	(9.5)%	45,729	8.4%	(99,576)	nm
Other (income)/expense, net	(227)	—%	305	—%	532	nm
(Loss)/income before interest and income taxes	(53,620)	(9.5)%	45,424	8.4%	(99,044)	nm
Interest expense, net	10,141	1.8%	9,215	1.7%	(926)	(10.0)%
(Loss)/income before income taxes	(63,761)	(11.3)%	36,209	6.7%	(99,970)	nm
Income tax (benefit)/expense	(6,043)	(1.1)%	10,663	2.0%	16,706	nm
(Loss)/income from continuing operations	(57,718)	(10.2)%	25,546	4.7%	(83,264)	nm
Income from discontinued operations, net of income taxes	1,473	0.2%	3,655	0.7%	(2,182)	(59.7)%
Net (loss)/income	$(56,245)	(10.0)%	$29,201	5.4%	$(85,446)	nm
nm = not meaningful
Net Revenue
Net revenue by product category was as follows:

	Quarter Ended				Favorable/ (Unfavorable) Variance
(in thousands)	September 30, 2017		October 1, 2016
Branded
Core brand	$407,785	72.3%	$388,570	71.4%	$19,215	4.9%
Allied brand	39,604	7.0%	38,261	7.1%	1,343	3.5%
Total Branded	447,389	79.3%	426,831	78.5%	20,558	4.8%
Partner brand	73,978	13.1%	73,821	13.6%	157	0.2%
Other	42,817	7.6%	43,251	7.9%	(434)	(1.0)%
Net revenue	$564,184	100.0%	$543,903	100.0%	$20,281	3.7%

Net revenue increased $20.3 million, or 3.7%, compared to the third quarter of 2016, primarily due to strong growth in our branded products. Core brand net revenue increased $19.2 million, or 4.9%, compared to the third quarter of 2016 driven by volume growth in many of our core brands and new product introductions. Allied brand net revenue increased $1.3 million, or 3.5%, primarily due to our acquisition of the remaining 74% interest of the Metcalfe business on September 1, 2016. Partner brand revenue increased $0.2 million, or 0.2% and Other revenue decreased $0.4 million or 1.0% compared to the third quarter of 2016.
Core brand revenue grew 4.9% compared to the third quarter of 2016. Growth in the quarter was driven by:

•
Lance® branded products had double-digit revenue growth for the quarter, which outpaced the category growth and strengthened its category leadership position. This growth came from increased distribution compared to the prior year and increased sales volume driven by effective promotional programs.

•	Late July® branded products continued its trend of double digit growth through higher sales volume across all channels and increased distribution, gaining market share in the quarter.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Snack Factory® Pretzel Crisps® branded products continued to experience growth as the category leader of the deli snack category. Net revenue from these products increased due to increased volumes.

•	Snyder's of Hanover® branded products experienced growth for the quarter, due to new product offerings and increased sales volumes.

These improvements were partially offset by the following declines:

•	Pop Secret® branded products had decreased volumes that outpaced the category decline in volume.

•	Emerald® branded products had decreased volumes due to our inability to meet customer demand as we transition production of these products to our Charlotte, NC facility.
Revenue from our Allied branded products (Tom's®, Archway®, Jays®, Stella D'oro®, EatSmart Snacks™, Krunchers!®, Metcalfe's skinny®, and O-Ke-Doke®) increased in the third quarter of 2017, compared to the third quarter of 2016, primarily due to the acquisition of Metcalfe on September 1, 2016.
Gross Profit
Gross profit increased $7.1 million in the third quarter of 2017, compared to the third quarter of 2016, but decreased 0.1% as a percentage of revenue. Cost of sales in the third quarter of 2017 included $0.8 million of expense related to the Transformation Plan and $2.4 million of expenses related to relocating production from Stockton, California, due to our divestiture of the Diamond of California business. Excluding the impact of these items, gross profit as a percentage of revenue compared to the prior year, improved 0.6% as a percentage of sales, with favorability in manufacturing efficiencies and scrap reductions being partially offset by higher than normal manufacturing costs due to the inefficiencies caused by ramping up of Emerald production capacity in our new Charlotte, North Carolina facility. We expect the start-up costs and inefficiencies to continue through the end of the year.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $1.8 million in the third quarter of 2017, compared to the third quarter of 2016, but decreased 0.8% as a percentage of revenue. The increase in selling, general and administrative expenses was due in part to the $6.3 million of expense related to the Transformation Plan. In addition, the selling, general and administrative expenses were higher due to distribution costs as a result of carrier shortages and fuel costs. These costs were amplified by the impact of the hurricanes in the third quarter of 2017. The higher distribution costs were partially offset by lower incentive compensation expenses due to lower attainment for our performance-based awards.

Transaction and Integration Related Expenses
We recognized $0.3 million in Diamond Foods transaction and integration related expenses during the third quarter of 2017 primarily for professional services fees and idle facility lease costs, compared to $3.7 million in the third quarter of 2016. The expenses in the third quarter of 2016 included severance and retention costs as well as professional fees associated with the integration of Diamond Foods.

Impairment Charges
We recognized $105.2 million in non-cash impairment charges during the third quarter of 2017, which includes $46.3 million related to goodwill in our European reporting unit and $58.4 million related to certain of our trademarks. For additional information, see “Updates to Critical Accounting Estimates” in this discussion and analysis. The remaining impairment charges related to manufacturing assets that no longer had a business use. We recognized $0.5 million of fixed asset impairment charges during the third quarter of 2016 related to machinery and equipment no longer in use due to the discontinuation of manufacturing certain products.

Other Operating Income, Net
Other operating income for the third quarter of 2017 primarily related to net gains on the sale of route businesses. Other operating income in the third quarter of 2016 included a $3.8 million insurance settlement related to a business interruption claim that resulted from an unexpected production outage in the fourth quarter of 2015.

Interest Expense, Net
Interest expense increased $0.9 million in the third quarter of 2017, compared to the third quarter of 2016 due to higher rates on our variable rate debt.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Tax Expense/Benefit
Our effective tax rate changed from a 29.4% expense for the third quarter of 2016 to a 9.5% benefit for the third quarter of 2017. The change in our effective income tax rate was driven by the goodwill impairment recognized, which is non-deductible for tax purposes, and the discrete tax impact of the trademark impairments recognized in the third quarter of 2017.

Income from Discontinued Operations
The pretax income from discontinued operations for the third quarter of 2017 was primarily the result of the pretax $2.6 million out-of-period adjustment for the estimated walnut pricing liability during the period. This was offset partially by the adjustments made to reflect the liability at the finalized walnut pricing. This gain generated income tax expense with an effective tax rate for the third quarter of 2017 of 36.9%.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nine Months Ended September 30, 2017 Compared to Nine Months Ended October 1, 2016

	Nine Months Ended				Favorable/ (Unfavorable) Variance
(in thousands)	September 30, 2017		October 1, 2016
Net revenue	$1,675,280	100.0%	$1,553,064	100.0%	$122,216	7.9%
Cost of sales	1,074,036	64.1%	999,322	64.3%	(74,714)	(7.5)%
Gross profit	601,244	35.9%	553,742	35.7%	47,502	8.6%
Selling, general and administrative expenses	493,513	29.4%	434,656	28.0%	(58,857)	(13.5)%
Transaction and integration related expenses	1,861	0.1%	62,579	4.0%	60,718	97.0%
Impairment charges	113,150	6.8%	1,370	0.1%	(111,780)	nm
Other operating (income)/expense, net	196	—%	(5,195)	(0.3)%	(5,391)	nm
Operating (loss)/income	(7,476)	(0.4)%	60,332	3.9%	(67,808)	nm
Other (income)/expense, net	(1,461)	—%	(250)	—%	1,211	(484.4)%
(Loss)/income before interest and income taxes	(6,015)	(0.4)%	60,582	3.9%	(66,597)	nm
Loss on early extinguishment of debt	—	—%	4,749	0.3%	4,749	nm
Interest expense, net	28,587	1.7%	23,305	1.5%	5,282	22.7%
(Loss)/income before income taxes	(34,602)	(2.1)%	32,528	2.1%	(67,130)	nm
Income tax (benefit)/expense	6,889	0.4%	9,430	0.6%	(2,541)	(26.9)%
(Loss)/income from continuing operations	(41,491)	(2.5)%	23,098	1.5%	(64,589)	nm
Income from discontinued operations, net of income taxes	1,132	0.1%	326	—%	806	nm
Net (loss)/income	$(40,359)	(2.4)%	$23,424	1.5%	$(63,783)	nm
Net Revenue
Net revenue by product category was as follows:

	Nine Months Ended				Favorable/ (Unfavorable) Variance
(in thousands)	September 30, 2017		October 1, 2016
Branded
Core brand	$1,208,994	72.2%	$1,078,280	69.4%	$130,714	12.1%
Allied brand	122,296	7.3%	117,009	7.6%	5,287	4.5%
Total Branded	1,331,290	79.5%	1,195,289	77.0%	136,001	11.4%
Partner brand	222,325	13.3%	229,607	14.8%	(7,282)	(3.2)%
Other	121,665	7.2%	128,168	8.2%	(6,503)	(5.1)%
Net revenue	$1,675,280	100.0%	$1,553,064	100.0%	$122,216	7.9%
Overall net revenue increased $122.2 million, or 7.9%, compared to the first nine months of 2016, approximately 4% relates to the incremental revenue from the acquisition of Diamond Foods given that we did not own Diamond Foods for the first nine weeks of 2016. Core branded net revenue increased $130.7 million, or 12.1%, compared to the first nine months of 2016, due to incremental revenue from Diamond Foods. Allied brand net revenue increased $5.3 million, or 4.5% primarily due to our acquisition of the remaining 74% interest of the Metcalfe business on September 1, 2016. Partner brand revenue declined $7.3 million or 3.2% and Other revenue decreased $6.5 million or 5.1% compared to the first nine months of 2016.

Our core brand net revenue grew 12.1% compared to the first nine months of 2016, primarily due to the acquisition of Diamond Foods. The incremental revenue from the first nine weeks of 2017 from the acquired Diamond Foods core brands accounted for an increase of approximately 6%. The legacy Snyder's-Lance brands growth was driven by the following:

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Snack Factory® and Late July® brands have experienced double-digit growth and strong market share gains in the current year due to expanded distribution and volumes across our channels.

•	Snyder's of Hanover® is up mid-single digits, driven by new product introductions in the current year and increased volumes.

•	Cape Cod® branded products are up mid-single digits due to increased distribution and new product introductions in the current year.

•	Lance® branded products are up mid-single digits with volume increases more than offsetting slight distribution losses in the first nine months of the year.

From a market share perspective, for the first nine months of 2017, the brands acquired in the Diamond Foods acquisition have had mixed results. Kettle Brand® products have increased market share, Emerald® branded products have maintained market share, while Pop Secret® and KETTLE® Chips brand products in the U.K. have shown slight declines in market share.
Allied branded products net revenue increased $5.3 million, or 4.5% in the first nine months of 2017 compared to the first nine months of 2016. This increase is primarily due to our acquisition of the remaining 74% interest in Metcalfe on September 1, 2016. The increase from this incremental revenue was partially offset by declines across many of our allied brands.
Partner brand net revenue decreased $7.3 million, or 3.2%, in the first nine months of 2017 compared to the first nine months for 2016, primarily due to volume declines for certain partner brand products. We expect this trend to continue in the near term.
Other net revenue decreased $6.5 million, or 5.1%, from the first nine months of 2016 due primarily to the planned exit of certain contract manufacturing agreements and the loss of certain contract manufactured products.
Gross Profit
Gross profit increased $47.5 million in the first nine months of 2017, compared to the first nine months of 2016, and increased 0.2% as a percentage of revenue. The increase in gross profit was primarily due to the higher net revenue recognized as a result of the incremental contribution from Diamond Foods and volume increases in legacy Snyder's-Lance branded revenue. The first nine months of 2017 were impacted by $3.6 million of expense related to the Transformation Plan and $6.8 million of expenses related to relocating production from Stockton, California, due to our divestiture of the Diamond of California business. Gross profit in the first nine months of 2016 were negatively impacted by an $11.3 million inventory step-up recognized in the prior year on inventory acquired in the acquisition of Diamond Foods. Excluding these items, gross profit margin improved slightly, with manufacturing efficiencies and scrap reductions being partially offset by higher than normal manufacturing costs due to the inefficiencies caused by the ramping up of Emerald production capacity in our new Charlotte, North Carolina facility and lower margins associated with new product introductions. We expect the start-up costs and inefficiencies to continue through the end of the year.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $58.9 million in the first nine months of 2017 compared to the first nine months of 2016, and increased 1.4% as a percentage of net revenue. The increase of $58.9 million in selling, general and administrative expenses is due primarily to the increase in volume from the incremental contribution from Diamond Foods and increases in legacy Snyder's-Lance branded revenue. In addition, in the first nine months of 2017, we incurred $13.0 million of expense related to the Transformation Plan, $2.2 million of expense related to costs associated with the Stockton TSA, and associated professional fees due to our divestiture of the Diamond of California business, and $7.1 million of expenses related to the retirement of our former president and chief executive officer. This amount includes $3.7 million of retirement agreement expenses and $3.4 million of non-cash stock-based compensation expenses which resulted from the modification of certain non-vested awards previously granted to him. In addition, the increase in selling, general and administrative expenses as a percentage of revenue was due to higher distribution expenses from carrier shortages, rising fuel costs and internal double-handling, as well as higher marketing and advertising expense, offset by lower incentive compensation expenses due to lower attainment for our performance-based awards.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Transaction and Integration Related Expenses
We recognized $1.9 million in Diamond Foods transaction and integration related expenses during the first nine months of 2017, compared to $62.6 million during the first nine months of 2016. Transaction expenses in the first nine months of 2017 primarily included legal and other professional fees and idle facility lease costs. In the first nine months of 2016, transaction expenses included $15.0 million of severance and retention benefits and $16.4 million of accelerated stock-based compensation which was recognized due primarily to change in control provisions and severance agreements with Diamond Foods personnel. The remaining costs were primarily investment banking fees as well as other professional fees and legal costs associated with the acquisition and integration of Diamond Foods.

Impairment Charges
For the first nine months of 2017 we incurred impairment charges of $113.2 million, which includes $46.3 million related to goodwill in our European reporting unit and $58.4 million related to certain of our trademarks. For additional information, see “Updates to Critical Accounting Estimates” in this discussion and analysis. This also includes $7.2 million related to the closure of our Perry, Florida manufacturing facility. The remaining impairment charges are related to manufacturing assets that no longer had business use. For the first nine months of 2016, we incurred impairment charges of $1.4 million related to IT equipment and other machinery and equipment.

Other Operating Income, Net
Other operating income for the third quarter of 2017 primarily related to net gains on the sale of route businesses. Other operating income in the third quarter of 2016 included a $4.3 million insurance settlement related to a business interruption claim that resulted from an unexpected production outage in the fourth quarter of 2015.

Interest Expense, Net
Interest expense increased approximately $5.3 million in the first nine months of 2017, compared to the first nine months of 2016. The increase in net interest expense was primarily the result of additional debt obtained to finance the acquisition of Diamond Foods.

Income Tax Expense
Our effective tax rate changed from 29.0% for the first nine months of 2016 to (19.9)% for the first nine months of 2017. The decrease in our effective income tax rate was driven by the goodwill impairment recognized, which is non-deductible for tax purposes, and the discrete tax impact of the trademark impairments recognized in the third quarter of 2017. Our full year effective tax rate will be unfavorably impacted by the non-deductible goodwill impairment.

Income from Discontinued Operations
The pretax income from discontinued operations for the first nine months of 2017 was primarily the result of the pretax $2.6 million out-of-period adjustment for the estimated walnut pricing liability during the period. This was offset partially by the adjustments made to reflect the liability at the finalized walnut pricing. This gain generated income tax expense with an effective tax rate for the first nine months of 2017 of 36.9%.

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
Cash Flows
The following table sets forth a summary of our cash flows for the nine months ended September 30, 2017 and October 1, 2016:

(in thousands)	September 30, 2017	October 1, 2016
Net cash provided by/(used in):
Operating activities	$134,273	$166,798
Investing activities	63,295	(1,099,344)
Financing activities	(211,419)	920,663
Effect of exchange rate changes on cash	864	(660)
Net decrease in cash, cash equivalents and restricted cash	$(12,987)	$(12,543)

We adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting in the first quarter of 2017. As a result, excess tax benefits for share-based payments, which were previously presented as a financing cash flow, are now reflected in operating cash flows. We elected to adopt this provision of the accounting standard prospectively, which resulted in income tax benefit of $2.5 million included in operating activities for the first nine months of 2017.

Additionally, we early adopted ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments and ASU No. 2016-18, Restricted Cash in the first quarter of 2017. These amendments are required to be adopted retrospectively. The impact of adopting ASU No. 2016-15 was a reclassification of $6.2 million cash outflows from operating activities to financing activities for the penalty recognized on early extinguishment of our private placement senior notes during the nine months ended October 1, 2016. The adoption of ASU No. 2016-18 resulted in reclassifications of $0.3 million cash inflows from investing activities to operating activities for each of the nine months ended September 30, 2017 and October 1, 2016.

Subsequent to the quarter ended April 2, 2016, we adjusted the initial purchase price allocation of Diamond Foods for changes in the valuation of certain assets and liabilities throughout the year ended December 31, 2016. As discussed in our 2016 Form 10-K, included within these adjustments was a correction to acquired cash of $6.6 million and the corresponding amount to accounts payable as a result of Diamond Foods' prior cash accounting, which resulted in a reclassification of a cash outflow from operating activities to investing activities for the nine months ended October 1, 2016.
Operating Cash Flows
Cash flow provided by operating activities decreased $32.5 million in the first nine months of 2017, compared to the first nine months of 2016. The decrease in net cash provided by operating activities was primarily driven by less positive working capital trends compared to the prior year. In the first nine months of 2017, there were certain negative working capital trends including increased inventory for promotional events and a decrease in accrued compensation, which was partially offset by favorable timing of accounts payable. The majority of the positive working capital in the first nine months of 2016 was associated with a reduction in Diamond Foods-related inventory subsequent to the acquisition as well as an increase in accounts payable.
Investing Cash Flows
Cash provided by investing activities totaled $63.3 million in the first nine months of 2017, compared with $1,099.3 million of cash used in investing activities in the first nine months of 2016. The cash provided by investing activities during the first nine months of 2017 was primarily due to cash proceeds from the sale of Diamond of California of $120.5 million, partially offset by capital expenditures as discussed below. During the first nine months of 2016, the cash used in investing activities was primarily driven by the acquisition of Diamond Foods, for which the cash portion of the purchase price was approximately $1.0 billion.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capital expenditures for fixed assets, principally manufacturing equipment, were $54.8 million for the first nine months of 2017, compared to $55.8 million for the first nine months of 2016. For 2017, we expect total capital expenditures of approximately $75 million to $85 million, compared to $73.3 million in 2016. A significant portion of the capital expenditures in 2017 are to upgrade equipment, increase capacity at our manufacturing facilities, and relocate the production of our Emerald branded products.
During the first nine months of 2017, we made a $1.5 million investment in Natural Foodworks Group, LLC, an experienced food manufacturer specializing in natural and organic products. We also acquired Cornpoppers, a U.K. popcorn producer supplying branded and private label popcorn products to retailers and wholesalers, for approximately $2.6 million.
Financing Cash Flows
Net cash used in financing activities of $211.4 million in the first nine months of 2017 was primarily the result of dividend payments of $46.4 million, repayments of long-term debt of $36.8 million, and net repayments on our revolving credit facility of $139.0 million. The net cash provided by financing activities in the first nine months of 2016 of $920.7 million was principally due to proceeds from the issuance of long-term debt of $1.13 billion primarily to fund the acquisition of Diamond Foods, as well as net proceeds on our revolving credit facility of $72.0 million. These significant cash inflows were partially offset by dividends paid of $42.1 million and repayments of long-term debt of $232.6 million.
Subsequent to the end of the first nine months of 2017, on November 2, 2017, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on November 28, 2017 to stockholders of record on November 20, 2017.
Debt
Our total outstanding net debt was $1,119.2 million and $1,295.0 million as of September 30, 2017 and December 31, 2016, respectively. Our Amended and Restated Credit Agreement allows us to make revolving credit borrowings of up to $375.0 million through May 2019. As of September 30, 2017 and December 31, 2016, we had available $287.0 million and $148.0 million of unused credit facilities, respectively. We also maintain standby letters of credit in connection with our self-insurance reserves for casualty claims. The total amount of these letters of credit was $12.4 million and $12.6 million as of September 30, 2017 and December 31, 2016, respectively.
Credit Agreement
In conjunction with our acquisition of Diamond Foods, we entered into a senior unsecured credit agreement as amended with the lenders party (the “Term Lenders”) and Bank of America, N.A., as administrative agent (the "Credit Agreement"). Under the Credit Agreement, the Term Lenders provided (i) senior unsecured term loans in an original aggregate principal amount of $830.0 million maturing five years after the funding date and (ii) senior unsecured term loans in an original aggregate principal amount of $300.0 million maturing ten years after the funding date. The $1.13 billion in proceeds from the Credit Agreement were used to finance, in part, the cash component of the acquisition consideration, to repay indebtedness of Diamond Foods and us, and to pay certain fees and expenses incurred in connection with the Diamond Foods acquisition.
On February 27, 2017, we entered into an amendment to the Amended and Restated Credit Agreement with the term lenders party to the Credit Agreement and Bank of America, N.A., which amended the definition of EBIT in the Credit Agreement to be EBITDA minus, to the extent included in determining EBITDA, depreciation and amortization of our Company and our subsidiaries for the computation period.

Our obligations under the Amended and Restated Credit Agreement are guaranteed by all of our existing and future direct and indirect wholly-owned domestic subsidiaries other than any such subsidiaries that, taken together, do not represent more than 10% of our total domestic assets or domestic revenues and our wholly-owned domestic subsidiaries. The financial covenants pursuant to the Amended and Restated Credit Agreement included a maximum total debt to EBITDA ratio, as defined in the Amended and Restated Credit Agreement, of 4.75 to 1.00 for the second quarter in 2016, decreasing to 4.25 to 1.00 in the fourth quarter in 2016, 4.00 to 1.00 for the second quarter in 2017, 3.75 to 1.00 for the third quarter in 2017 and 3.50 to 1.00 for the fourth quarter in 2017 and all quarters thereafter. On May 8, 2017, to alleviate risk of not complying with our total debt to EBITDA ratio requirement in 2017, as well as to provide additional financial flexibility, we amended our Amended and Restated Credit Agreement to extend the maximum total debt to EBITDA ratio covenant to be 4.25 to 1.00 through the first quarter in 2018, 4.00 to 1.00 for the second quarter in 2018, 3.75 to 1.00 for the third quarter in 2018 and 3.50 to 1.00 for the fourth quarter in 2018 and all quarters thereafter ("Amended Credit Agreement"). For the third quarter of 2017 the maximum ratio allowed was 4.25 to 1.00, and our total debt to EBITDA ratio was 3.76 to 1.00. In addition, our Amended Credit Agreement provides for adjusted EBITDA to include up to $20.0 million, during the lifetime of the Amended Credit Agreement, of non-recurring costs and expenses paid in cash, as defined. We are currently in compliance and expect to remain in compliance with this maximum total debt to EBITDA ratio covenant.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The financial covenants also include a minimum interest coverage ratio of 2.50 to 1.00. As of September 30, 2017, our interest coverage ratio was 5.25 to 1.00. We are currently in compliance and expect to remain in compliance with this minimum interest coverage ratio covenant. Other covenants include, but are not limited to, limitations on: (i) liens, (ii) dispositions of assets, (iii) mergers and consolidations, (iv) loans and investments, (v) subsidiary indebtedness, (vi) transactions with affiliates and (vii) certain dividends and distributions. The Amended Credit Agreement contains additional customary events of default, including a cross default provision and change of control provisions. If an event of default occurs and is continuing, we may be required to repay all amounts outstanding under the Amended Credit Agreement.

Interest Rate Swaps
On February 23, 2017, we entered into an interest rate swap agreement to fix the variable rate on a portion of our $300 million term loans due February 2026. This swap effectively fixes the variable rate to 2.06% on $100.0 million of underlying notional from June 2017 through December 2022.

Contractual Obligations
We lease certain facilities and equipment classified as both operating and capital leases. In order to mitigate the risks of volatility in commodity markets to which we are exposed, we entered into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Purchase commitments for certain ingredients, packaging materials and energy totaled $211.1 million as of September 30, 2017, compared to $157.2 million as of December 31, 2016. The increase in purchase commitments was primarily due to timing of raw material purchase contracts for the upcoming year. In addition to these commitments, we have contracts for certain ingredients and packaging materials where we have secured a fixed price but do not have a minimum purchase quantity. We generally contract from approximately three to twelve months in advance for certain major ingredients and packaging. We also have a licensing contract which totaled $11.3 million as of September 30, 2017, and runs through 2020.

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

We currently provide a partial guarantee for loans made to IBOs by certain third-party financial institutions for the purchase of route businesses. The outstanding aggregate balance on these loans was $171.4 million and $154.1 million as of September 30, 2017 and December 31, 2016, respectively. The annual maximum amount of future payments we could be required to make under the guarantee equates to 25.0% of the outstanding loan balance on the first day of each calendar year plus 25.0% of the amount of any new loans issued during such calendar year. These loans are collateralized by the route businesses for which the loans are made. Accordingly, we have the ability to recover substantially all of the outstanding loan value upon default, and our liability associated with this guarantee is not material.

Update to Critical Accounting Estimates

There have been no significant changes to the critical accounting estimates summarized in Item 7 of our 2016 Form 10-K with the exception of the information below.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, for each identified reporting unit using a fair-value-based approach. As part of our 2016 analysis, we identified two reporting units, North America and Europe. The annual impairment analysis of goodwill requires us to project future financial performance, including revenue and profit growth, fixed asset and working capital investments, income tax rates and our weighted average cost of capital. These projections rely upon historical performance, anticipated market conditions and forward-looking business plans. As a result of the decrease in actual and forecasted net revenue and operating income in our European reporting unit, as well as the narrow difference between estimated fair value and carrying value as of our annual test, we performed an interim impairment analysis on the goodwill of the European reporting unit. The impairment analysis of goodwill was performed using a discounted cash flow model, as of September 30, 2017, and assumed a combined average annual revenue growth of approximately 1.4% during the valuation period. We also assumed a 1.5% terminal growth rate for the reporting unit. This compares to a combined average annual revenue growth of approximately 3.1% and a terminal growth rate of 3.0% used in the impairment analysis as of December 31, 2016. We use a combination of internal and external data to develop the weighted average cost of capital, which was 7.5% for Europe. This assumption remained unchanged from the previous analysis. Significant investments in fixed assets and working capital to support the assumed revenue growth are estimated and factored into the analysis. If the assumed revenue growth is not achieved, anticipated investments in fixed assets and working capital could be reduced. As of September 30, 2017, the goodwill impairment analysis resulted in impairment indicated for our European reporting unit. As described in Note 2, we adopted ASU 2017-04 in the current year. As such, we calculated the impairment as the excess fair value over carrying value of the reporting unit. We recognized a non-cash impairment charge of $46.3 million as of September 30, 2017. As the reporting unit’s carrying value approximates its fair value as of September 30, 2017, any adverse changes in the significant assumptions could result in additional impairment recognized in future quarters.

Indefinite-lived intangible assets are also tested for impairment on an annual basis, and between tests if indicators of potential impairment exist. Our trademarks are valued using the relief-from-royalty method under the income approach, which requires us to estimate unobservable factors such as a royalty rate and discount rate and identify relevant projected revenue. As of December 31, 2016, we identified $563.6 million of trademarks which had a fair value which was reasonably close to the carrying value, of which $550.7 million related to trademarks acquired as a part of the acquisition of Diamond Foods during the first quarter of 2016. The fair value of these trademarks was reasonably close to fair value as of December 31, 2016. As a result of the decrease in current year net sales and the impact on future projections in our Pop Secret, Emerald, & KETTLE® Chips (U.K.) branded products, as well as the narrow difference between estimated fair value and carrying value as of our annual test, we performed an interim impairment analysis of those trademarks. The impairment analysis was performed on a relief-from-royalty method as of September 30, 2017. The tables below compare the assumptions used in the current quarter’s analysis to the last annual analysis.

Assumptions as of the current quarter and last annual analysis:

	September 30, 2017			December 31, 2016
	Emerald®	Pop Secret®	KETTLE® Chips (U.K.)	Emerald®	Pop Secret®	KETTLE® Chips (U.K.)
Annual revenue growth during valuation period	1.1%	(2.0%)	1.2%	1.9%	0.7%	2.8%
Terminal growth rate	1.0%	1.0%	1.5%	2.0%	1.0%	2.0%
WACC	7.0%	7.0%	7.5%	7.0%	7.0%	7.5%
Royalty rate	1.5%	7.0%	6.0%	1.0%	8.0%	6.0%

We calculated the impairment as the excess fair value over carrying value of each trademark. We recognized a non-cash impairment charge of $58.4 million as of September 30, 2017 for Pop Secret and KETTLE Chips (U.K.). As a result of this interim analysis, no impairment of the Emerald trademark was recognized. We performed a sensitivity analysis on our weighted average cost of capital and determined that a 50 basis point increase in the weighted average cost of capital would result in the implied fair value approximating carrying value. A 50 basis point decrease in the terminal growth rate used would also have resulted in the implied fair value approximating the carrying value for the Emerald trademark. A 50 basis point decrease in the royalty rate applied would indicate an impairment of approximately $4 million. As the KETTLE® Chips (U.K.) and Pop Secret carrying value now approximates fair value as of September 30, 2017, any adverse changes in the significant assumptions could result in additional impairment recognized in future quarters.

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

Interest Rate Risk
Our variable-rate debt obligations incur interest at floating rates based on changes in the Eurodollar rate and US base rate interest. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desired proportion of fixed to variable-rate debt. See Note 14 to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for further information related to our interest rate swap agreements. While these interest rate swap agreements fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been $0.9 million and $0.8 million lower without these swaps during the first nine months of 2017 and 2016, respectively. A 10% increase in variable interest rates would not have significantly impacted interest expense during the first nine months of 2017.
Credit Risk
We are exposed to credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. For the first nine months of 2017 and 2016, net bad debt expense was $0.6 million and $0.2 million, respectively. Allowances for doubtful accounts were $1.4 million at September 30, 2017 and $1.3 million at December 31, 2016.
Foreign Currency Exchange Risk
We have operations outside the US with foreign currency denominated assets and liabilities, primarily in the U.K. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of September 30, 2017, are not expected to result in a significant impact on future earnings or cash flows.

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

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, and pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and Executive Vice President, Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

Information on legal proceedings is included in Note 15 to the Unaudited Consolidated Financial Statements.

Item 1A.  Risk Factors

Refer to the risk factors disclosed in Part I, “Item 1A. Risk Factors” in our 2016 Form 10-K and Part II, “Item 1A. Risk Factors” in our Form 10-Q for the quarter ended July 1, 2017 filed with the SEC on August 9, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Credit Agreement restricts our payment of cash dividends and repurchases of our common stock if, after payment of any such dividends or any such repurchases of our common stock, our consolidated stockholders’ equity would be less than $500 million. As of September 30, 2017, our consolidated stockholders’ equity was $1,830.2 million and we were in compliance with this covenant.
The following table presents information with respect to repurchases of our common stock during the third quarter of 2017, by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 2, 2017 - July 31, 2017	—	$—	—	—
August 1, 2017 - August 31, 2017	1,300	36.70	—	—
September 1, 2017 - September 30, 2017	—	—	—	—
Total	1,300	$36.70	—	—
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information

On October 4, 2017, the Company filed a Form 8-K to report that Francis B. Schuster, the Company’s President, Sales Execution, was resigning from that Company to pursue other opportunities, effective November 8, 2017 (the “Effective Date”).
On November 8, 2017, the Company entered into a Severance Agreement and General Release (the “Agreement”) with Mr. Schuster.  Mr. Schuster has the right, exercisable on or before November 15, 2017, to revoke the Agreement.  The Agreement will become effective on November 16, 2017, if Mr. Schuster has not previously revoked it.
Pursuant to the terms of the Agreement, Mr. Schuster will receive the payments and other benefits to which he would have otherwise been entitled had his employment been terminated without cause under the Executive Severance Agreement, dated May 4, 2015, between Mr. Schuster and the Company (the “Executive Severance Agreement”).  As a result, Mr. Schuster received a payment representing his unpaid base salary, unused vacation pay, unreimbursed business expenses and all other items earned by and owed to Mr. Schuster through the Effective Date.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Additionally, in accordance with the terms of the Agreement, Mr. Schuster will also receive or be entitled to (i) a total payment of $527,600, which is his annual base salary and target bonus and is payable in 12 monthly installments, commencing on or about the 30th day following the Effective Date; (ii) be eligible for the Company’s 2017 Annual Performance Incentive Plan for Officers and Key Managers, subject to actual performance and paid when paid to other plan participants and prorated for the number of days employed in fiscal 2017, which was 307 days out of 364 days; (iii) be eligible for a prorated portion of his outstanding performance equity awards, subject to the satisfaction of the performance goals and paid when active employees are paid for the same performance awards; (iv) be eligible for awards, if any, owed pursuant to the (A) 2015 long term incentive plan annual grant with a three year performance period payable in 2018 when other active eligible employees are paid, (B) 2016 long term incentive plan annual grant with a three year performance period payable in 2019 when other active eligible employees are paid and (C) 2017 long term incentive plan annual grant with a three year performance period payable in 2020 when other active eligible employees are paid; (v) exercise his outstanding vested options for a period of one year following the Effective Date (or the original expiration date, if earlier), while outstanding unvested equity awards will not be accelerated and will be forfeited and cancelled, (vi) indemnification from any claims asserted against Mr. Schuster arising out of his prior performance of his duties with the Company and its affiliates to the same extent as the Company indemnifies the Company’s retired officers or directors; (vii) one year of outplacement assistance, not to exceed a value of $35,170; (viii) reimbursement of applicable health plan reimbursements for up to three years, subject to the limitations set forth in the Executive Severance Agreement; and (ix) be eligible for awards, if any, owed pursuant to the 2017 Enterprise Incentive Plan, including a prorated portion of his performance stock options and performance restricted stock units, each subject to the satisfaction of performance goals and paid when active employees receive their awards, which is half of the performance stock option and performance restricted stock units, if any, in 2020 and the other half of such equity awards, if any, in 2021.
The Agreement contains a general release by Mr. Schuster of all claims against the Company and its affiliates and a reaffirmation of Mr. Schuster’s obligations under the Executive Severance Agreement, including, without limitation, Mr. Schuster’s covenants not to compete and not to solicit the Company’s customers or employees, and his confidentiality obligations. Additionally, the Agreement amends the definition of business and products and products and services relating to Mr. Schuster’s covenants not to compete and not to solicit the Company’s customers. Mr. Schuster has also agreed to cooperate with the Company for the indefinite future in connection with management transition, licensing issues, pending and potential disputes and other matters relating to the Company’s corporate or professional liabilities. The Company also releases Mr. Schuster from any and all claims based on any events arising prior to, and including, the date of the Agreement to the fullest extent of the law.
The description of the Agreement set forth above is qualified in its entirety by reference to the actual terms of the Agreement, which is filed as Exhibit 10.7 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

Item 6. Exhibits
Exhibit Index

No.	Description

10.1*
Severance Agreement and General Release, dated August 18, 2017, by and between Snyder’s-Lance, Inc. and Rodrigo F. Troni, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 0-398) filed with the SEC on August 21, 2017.

10.2*
Severance Agreement, effective as of June 27, 2017, by and between Snyder’s-Lance, Inc. and Brian J. Driscoll, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 0-398) filed with the SEC on September 26, 2017.

10.3*
Amendment to Executive Severance Agreement, dated as of September 25, 2017, by and between Snyder’s-Lance, Inc. and Alex Pease, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 0-398) filed with the SEC on September 26, 2017.

10.4*	Snyder’s-Lance, Inc. 2017 Enterprise Incentive Plan, dated as of August 31, 2017, filed herewith.

10.5*	Snyder’s-Lance, Inc. 2017 Enterprise Incentive Plan Nonqualified Stock Option Form Agreement, filed herewith.

10.6*	Snyder’s-Lance, Inc. 2017 Enterprise Incentive Plan Performance Restricted Stock Form Agreement, filed herewith.

10.7*	Severance Agreement and General Release, dated November 8, 2017, by and between Snyder’s-Lance, Inc. and Frank B. Schuster, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

32	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income/(Loss), (ii) the Condensed Consolidated Statements of Comprehensive Income/(Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement

SNYDER'S-LANCE, INC. AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNYDER’S-LANCE, INC.

Date: November 9, 2017	By:	/s/ Alexander W. Pease
Alexander W. Pease
Executive Vice President, Chief Financial Officer