Form 10-K/A
period 2017-12-30
SNYDER'S-LANCE, INC.
filed 2018-03-19
CIK 57528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the Registrant’s $0.83-1/3 par value Common Stock, its only outstanding class of Common Stock, as of March 15, 2018, was 98,405,504 shares.

Documents Incorporated by Reference

None.

FORM 10-K/A

EXPLANATORY NOTE

Amendment No. 1 to Form 10-K

This Amendment No. 1 to Form 10-K on Form 10-K/A (the “Amended Filing”) amends the Annual Report on Form 10-K for the year ended December 30, 2017, originally filed on February 28, 2018 (the “Original Filing”), of Snyder’s-Lance, Inc. (the “Company”). The purpose of this amendment is to amend and restate Part III, Items 10 through 14 of the Original Filing, and to include information previously omitted from the Original Filing in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year covered by the report. On December 18, 2017, the Company entered into an Agreement and Plan of Merger with Campbell Soup Company and, as a result, it does not expect to conduct a 2018 annual meeting of shareholders and accordingly will not file a definitive proxy statement. See “Agreement and Plan of Merger” for a description of the Agreement and Plan of Merger.

In accordance with Rule 12b-15 under the Exchange Act of 1934, as amended, each item of the Original Filing that is amended by this Amended Filing is also restated in its entirety, and this Amended Filing is accompanied by currently dated certifications on Exhibit 31.3 by the Company’s Chief Executive Officer and Exhibit 31.4 by the Company’s Chief Financial Officer. The Original Filing was amended to: (i) delete the reference on the cover of the Original Filing to the incorporation by reference of the registrant’s definitive proxy statement or an amendment to the Company’s Form 10-K into Part III of the Annual Report on Form 10-K, (ii) revise Part III, Items 10 through 14 of our Original Filing to include information previously omitted from the Original Filing, and (iii) revise the Exhibit Index to reflect the filing of the new certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of February 28, 2018, the date of the filing of the Original Filing, and other than expressly indicated in this Amended Filing, we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to February 28, 2018. Accordingly, this Amended Filing should be read in conjunction with the Original Filing and our other reports filed with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

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

The Merger Agreement provides for the payment by the Company to Campbell of a termination fee in the amount of $149 million in the case of a termination of the Merger Agreement under certain circumstances described in the Merger Agreement, including if: (i) (a) the Merger Agreement is terminated by Campbell or the Company because the Merger is not consummated by the end date or the Company’s shareholders do not approve the Merger Agreement, or by Campbell because of a breach of a representation, warranty or covenant of the Company that would cause the related closing condition to be incapable of being satisfied or cured by the end date or, if curable, is not cured by the Company by the earlier of 30 days after receipt of written notice of such breach and three business days prior to the end date, (b) any person publicly discloses a bona fide Acquisition Proposal, which Acquisition Proposal had not been publicly withdrawn prior to the special meeting of the Company’s shareholders), and (c) within 12 months after such termination the Company enters into a definitive agreement with respect to any Acquisition Proposal, (ii) our Board of Directors changes its recommendation or (iii) the Company enters into definitive transaction documentation providing for a Superior Proposal.

Campbell will be required to pay the Company a termination fee of $198.6 million in the event the Merger Agreement is terminated by the Company, subject to certain limitations set forth in the Merger Agreement, if (i) there has been a breach of a representation, warranty or covenant of Campbell or Merger Sub that would cause the related closing condition to be incapable of being satisfied or cured by the end date or, if curable, is not cured by Campbell or Merger Sub by the earlier of 30 days after receipt of written notice of such breach and three business days prior to the end date, or (ii) the conditions to Campbell and Merger Sub’s obligations to consummate the closing have been satisfied (other than those conditions that by their terms are to be satisfied by actions taken at the closing; provided that such conditions are then capable of being satisfied), Campbell has failed to consummate the Merger within two business days of the date the closing should have occurred and the Company has notified Campbell in writing that all of the conditions to closing have been satisfied (or waived) and it intends to terminate the Merger Agreement if Campbell and Merger Sub fail to consummate the transactions contemplated thereby within two business days.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The following table sets forth information regarding our directors as of March 12, 2018.

Name	Age	Position with the Company	Director Since
Jeffrey A. Atkins	69	Director	2006
Peter P. Brubaker	71	Director	2010
C. Peter Carlucci, Jr.	74	Director	2010
John E. Denton	74	Director	2010
Brian J. Driscoll	59	President, Chief Executive Officer and Director	2016
James W. Johnston	71	Chairman of the Board	2008
Lawrence V. Jackson	64	Director	2015
David C. Moran	60	Director	2015
Dan C. Swander	74	Director	2004
Isaiah Tidwell	73	Director	1995
Patricia A. Warehime	63	Director	2010

Set forth below is biographical information about director, including for each director, the individual’s principal occupation, as well as a brief description of the specific experience, qualifications, attributes or skills that led the board of directors to conclude that such director should serve as a director.

Jeffrey A. Atkins served as the Executive Vice President and Chief Financial Officer of ACH Food Companies, Inc., a Memphis, TN food manufacturer, distributor and marketer, from 2003 until his retirement in 2010. He worked as a private investor from 2001 until 2003; Chief Financial Officer of Springs Industries, Inc., a Fort Mill, South Carolina manufacturer and distributor of textile home furnishings from 1999 until 2001; and Chief Executive Officer and Chief Financial Officer of Pete’s Brewing Company, a Palo Alto, California craft-beer brewer and marketer from 1997 until 1998. He held various positions including Vice President of Corporate Planning (1995-1996) at The Quaker Oats Co., a Chicago, Illinois food and beverage marketer and manufacturer, from 1977 to 1996. He serves as Chairman of the board of directors of Stratas Foods, Inc., a manufacturer and distributor of edible oils. Mr. Atkins brings to the board of directors a valuable understanding of the food industry gained through his many years of experience with several companies in the industry, including almost 20 years with The Quaker Oats Company. He also provides a unique perspective to the board of directors because of his experience as the chief financial officer for multiple companies.

Peter P. Brubaker has been the President of Hammer Creek Enterprises LLC, a private investment and financial advisory firm, since 2005. He served as the President and Chief Executive Officer of Susquehanna Media Co., a radio broadcasting and cable television company, from 1995 until his retirement in 2005. Prior to 1995 he held various positions with Susquehanna Pfaltzgraff Co. including Vice President Finance and Chief Financial Officer. From 1974 until 1977 he worked for Mellon Bank, N.A. Mr. Brubaker served as a member of the board of directors of Snyder’s of Hanover Inc. (“Snyder’s”) until December 2010 when he was elected to the Company’s board of directors in connection with the merger between Snyder’s and the Company (the “Merger”). Mr. Brubaker currently serves as a Director of WellSpan Health System, where he chairs their Finance and Investment Committee. Mr. Brubaker has a BA degree in Economics from Wesleyan University and a MBA degree from Harvard Business School. He is qualified to be a director because of the valuable combination of financial expertise and executive and managerial experience that he brings to the board of directors.

C. Peter Carlucci, Jr. has been a member of the law firm of Eckert Seamans Cherin & Mellott, LLC since 1989. Mr. Carlucci is the managing partner of CPC Partnership, a real estate investment entity. From 2005 until 2007, he served as a director of Sigma Coatings USA, Inc. and a managing director of Sigma Coatings USA, B.V., producers of industrial coatings. Mr. Carlucci was a director of Snyder’s for 30 years from June 1980 until December 2010 when he was appointed to the Company’s board of directors in connection with the Merger. Mr. Carlucci provides a valuable perspective to the board of directors from his experience in the legal profession. He also brings an appreciation of the role of a board of directors which was acquired through his service on Snyder’s and other boards.

John E. Denton works as a private investor. From 2004 until 2009, Mr. Denton was a partner at Maloney, Mitchell and Denton, a commercial real estate firm specializing in planned unit developments and mixed use communities. He has worked as a Division Manager at Proctor and Gamble Food Products, President of Hanover Foods, and Chairman and Chief Executive Officer of New World Pasta. Mr. Denton also served as President and Chief Executive Officer of Snyder’s from 1992 to February 2000. Mr. Denton served as a member of the board of directors of Snyder’s until December 2010 when he was elected to the Company’s board of directors in connection with the Merger. Mr. Denton is qualified for service on the board of directors because of his extensive knowledge of the food industry acquired through his experience with numerous companies in the industry, including Snyder’s. His understanding and appreciation of Snyder’s business is valuable to the board of directors.

Brian J. Driscoll has served as President and Chief Executive Officer of Snyder’s-Lance, Inc. since June 26, 2017. Mr. Driscoll was previously named Interim President and Chief Executive Officer of Snyder’s-Lance, Inc. on April 17, 2017. Mr. Driscoll was appointed to the Company’s board of directors on February 29, 2016 in connection with the Company’s acquisition of Diamond. Mr. Driscoll previously served as President and Chief Executive Officer of Diamond and was a member of the Diamond board of directors from May 2012 to February 2016. Prior to joining Diamond, from June 2010 to March 2012, Mr. Driscoll was Chief Executive Officer of Hostess Brands, which filed for Chapter 11 bankruptcy protection in January 2012. From 2002 to June 2010, he held senior management positions at Kraft Foods, Inc., including as President, Sales, Customer Service and Logistics, Kraft North America from 2007 to June 2010. Mr. Driscoll joined Kraft Foods, Inc. as a result of Kraft’s acquisition of Nabisco, where he worked from 1995 to 2002, first as President of Sales and Integrated Logistics and later as the Senior Vice President, Biscuit Sales and Customer Service. Earlier in his career, Mr. Driscoll held sales and sales management positions of increasing responsibility at Nestlé USA and Procter & Gamble Company. Mr. Driscoll holds a B.S. degree from St. John’s University. Mr. Driscoll brings to the Board extensive experience in the food and consumer packaged goods industries as well as a background in general management, sales and logistics.

James W. Johnston has served as the President and Chief Executive Officer of Stonemarker Enterprises, Inc., a Mooresville, North Carolina consulting and investment company, since 1996. He was the Vice Chairman of RJR Nabisco, Inc., a Winston-Salem, North Carolina diversified manufacturer of consumer products from 1995 until 1996; Chairman of R. J. Reynolds Tobacco Worldwide from 1993 until 1996; and Chairman and Chief Executive Officer of R. J. Reynolds Tobacco Co. from 1989 until 1996. He served on the board of directors of Sealy Corporation from 1993 until 2013, RJR Nabisco, Inc. from 1989 to 1996, and Wachovia Bank, N.A. from 1990 to 1996. Mr. Johnston provides the board of directors with a valuable perspective acquired through his significant leadership and executive experience. He also brings an important understanding of the role of a board of directors because of his previous board experience.

Lawrence V. Jackson has served as a Senior Advisor to New Mountain Capital, LLC, a private equity firm, since 2008. He previously served as President and Chief Executive Officer, Global Procurement from 2006 to 2007 and as Executive Vice President and Chief People Officer from 2004 to 2006 for Wal- Mart Stores, Inc. Mr. Jackson served as President and Chief Operations Officer of Dollar General Stores, Inc. from 2003 to 2004. From 1997 to 2003, he served as Senior Vice President, Supply Operations for Safeway, Inc. Mr. Jackson served PepsiCo, Inc. for 16 years from 1981 to 1997 in various capacities including serving as the Senior Vice President and Chief Operating Officer of Worldwide Operations for PepsiCo Foods. Mr. Jackson began his career as a Consultant for McKinsey & Co. Mr. Jackson holds an MBA from Harvard Business School and a BA in Economics from Harvard College. He has served as a Director of Assurant, Inc. (insurance) since 2009. He has also served on the boards of directors of ProLogis and Radioshack. Mr. Jackson’s experience with a broad range of manufacturers and retailers and his experience as a board member of public and private companies provides valuable insight to the board of directors of Snyder’s-Lance.

David C. Moran is a consumer packaged goods industry veteran with 35 years of experience. Most recently he was the President and Chief Executive Officer of Heinz North America. Mr. Moran led all aspects of the business: marketing, sales, finance, research and development, human resources, operations and supply chain. Over the course of two assignments spanning 11 years, he successfully led 85% of Heinz’s world-wide businesses, including Heinz Europe while living in London. He joined Heinz in 1998, after a 15 year career at The Clorox Company. Mr. Moran started his career at Procter & Gamble in 1980. He has had extensive board experience across public and private companies including his current company, Acosta Sales & Marketing Company — a Carlyle Company. He also has a consulting arrangement with Onex Partners. Mr. Moran is a graduate of the University of Louisville, the University Of Pennsylvania Wharton School Of Business Executive Education Program and the Harvard Business School Advanced Management Program. Mr. Moran’s food industry and public and private board experience provides the board of directors of Snyder’s-Lance with valuable expertise and insight.

Dan C. Swander has been an Operating Partner of Swander Pace Capital, an equity investment firm specializing in consumer products and related industries in San Francisco, CA since 2006. He was the Chief Executive Officer of Method Products, Inc., a San Francisco, CA marketer of household cleaning and personal care products, from 2008 until 2009; Executive Vice President of Basic American Foods, Inc., a Walnut Creek, CA food manufacturing company from 2004 until 2005; President and Chief Operating Officer of International Multifoods Corporation, a Minnetonka, MN food manufacturing company, from 2001 until 2004; and Chairman and Director of Swander Pace & Company, a strategy consulting firm specializing in the food, beverage and packaged goods industries in San Francisco, CA, from 1987 until 2001. Mr. Swander’s significant executive experience, which includes experience in the food and packaged goods industries, particularly qualifies him to serve on the board of directors. Mr. Swander brings his knowledge of the finance sector to the board of directors acquired through his experience with an equity investment firm.

Isaiah Tidwell has worked as a private investor since 2005. He was the Georgia Wealth Management, Director, Executive Vice President—Wachovia Bank, N.A. in Atlanta, Georgia from 2001 until 2005; President of Georgia Banking—Wachovia Bank, N.A. in Atlanta, Georgia from 1999 until 2001; and Executive Vice President and Southern/Western Regional Executive of Wachovia Bank, N.A. from 1996 until 1999. In addition, Mr. Tidwell earned a BS in Accounting from North Carolina Central University and an MBA from the Babcock Graduate School of Management of Wake Forest University. He is a Director of Lincoln National Corporation and previously served as a Director of Harris Teeter Supermarkets, Inc. Mr. Tidwell’s years of dedicated service since 1995 as a member of Snyder’s-Lance’s board of directors along with other diverse corporate board experiences qualify him for service on the board of directors of Snyder’s-Lance. His experience and leadership in the banking industry and general business experience and economic development experiences also provide a valuable perspective to the board of directors.

Patricia A. Warehime worked as an occupational therapist at the Lincoln Intermediate Unit Preschool Program in New Oxford, Pennsylvania. She currently serves on the board of directors of Capital Blue Cross Insurance Company and is a member of the board of advisors of Elizabethtown College in Elizabethtown, Pennsylvania. In addition, she has been recognized as a governance fellow by the National Association of Corporate Directors. Ms. Warehime served as a member of the board of directors of Snyder’s until December 2010 when she was appointed to the Company’s board of directors in connection with the Merger. Ms. Warehime brings to the board of directors an appreciation for the role of a board of directors acquired through her diverse board experience.

There are no family relationships among any of the Company’s directors or executive officers.

Executive Officers

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and certain persons who beneficially own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Executive officers, directors and beneficial owners of more than 10% of our common stock are required to furnish us copies of all ownership reports they file. Based solely on our review of the reports that we received and written representations that no other reports were required, we believe that our executive officers, directors and beneficial owners of more than 10% of our common stock complied with all applicable filing requirements on a timely basis during fiscal year 2017, except for the filing of a Form 4 on behalf of Carl E. Lee, Jr. that was inadvertently filed late on March 31, 2017 reporting a grant of options that occurred on May 13, 2016; the filing of a Form 4 on behalf of Brian J. Driscoll that was inadvertently filed late on May 18, 2017 reporting a sale of shares that occurred on March 6, 2017; the filing of a Form 4 on behalf of Jeffrey A. Atkins that was inadvertently filed late on May 15, 2017 reporting a grant of restricted stock units that occurred on May 10, 2017; the filing of a Form 4 on behalf of John E. Denton that was inadvertently filed late on May 15, 2017 reporting a grant of restricted stock units that occurred on May 10, 2017; the filing of a Form 4 on behalf of Lawrence V. Jackson that was inadvertently filed late on May 15, 2017 reporting a grant of restricted stock units that occurred on May 10, 2017; the filing of a Form 4 on behalf of James W. Johnston that was inadvertently filed late on May 15, 2017 reporting a grant of restricted stock units that occurred on May 10, 2017; and the filing of a Form 4 on behalf of David C. Moran that was inadvertently filed late on May 15, 2017 reporting a grant of restricted stock units that occurred on May 10, 2017.

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

Audit Committee

The Audit Committee is currently composed of Chairman Atkins and Messrs. Brubaker, Denton, Johnston, Moran and Tidwell. The functions of the Audit Committee includes assisting the board of directors in fulfilling its oversight responsibilities by overseeing and reviewing the financial reports and other financial information provided to the shareholders; providing director oversight of the independent auditor, which includes having sole authority and responsibility for appointment, termination and compensation of the independent auditor; consulting with the independent auditor out of the presence of management about internal controls and the fullness and accuracy of our financial statements; reviewing the integrity of our internal and external financial reporting processes; considering and approving, if appropriate, major changes to our auditing and accounting principles and practices as suggested by the independent auditor, management or the internal auditor; monitoring our systems and procedures for compliance with laws, regulations and other legal requirements; overseeing our risk assessment and risk management policies; overseeing the development of our enterprise risk management policies and procedures; and reviewing capital expenditure projects, acquisitions and divestitures in excess of $5 million. The Audit Committee met five times during the 2017 fiscal year. The board of directors has determined that each of Mr. Atkins and Mr. Brubaker is an “audit committee financial expert” within the meaning of applicable SEC regulations. The board of directors has determined that each member of the Audit Committee is financially sophisticated and is able to read and understand our consolidated financial statements and is “independent” within the meaning of applicable NASDAQ listing standards and Rule 10A-3 under the Exchange Act.

Item 11. Executive Compensation

Director Compensation

The following table shows the compensation paid to each director, excluding directors who are named executive officers, for service on our board of directors in fiscal year 2017:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Jeffrey A. Atkins	85,000	203,024	—	—	—	288,024
Peter P. Brubaker	65,000	199,760	—	—	—	264,760
C. Peter Carlucci, Jr.	60,000	199,760	—	—	—	259,760
John E. Denton	60,000	203,024	—	—	—	263,024
Lawrence V. Jackson	60,000	203,024	—	—	—	263,024
James W. Johnston	175,000	203,024	—	—	—	378,024
David C. Moran	60,000	199,760	—	—	—	259,760
Dan C. Swander	65,000	203,024	—	—	—	268,024
Isaiah Tidwell	80,000	203,024	—	—	—	283,024
Patricia A. Warehime	55,000	203,024	—	—	—	258,024

(1)	The amounts shown in this column represent the aggregate amounts of fees earned or paid in cash for services as a director in fiscal year 2017.
(2)	The amounts shown in this column represent the aggregate grant date fair value of restricted common stock awards or restricted stock unit awards computed in accordance with ASC Topic 718. Each non-employee director received 4,000 shares of time-based restricted stock or restricted stock units on May 10, 2017 under the 2014 Director Stock Plan. The assumptions made in determining the fair values of the stock awards are described in the notes to the financials of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017. As of December 30, 2017, the aggregate number of shares of restricted common stock (“RS”) or restricted stock units (“RSU”) outstanding for each director was as follows: Mr. Atkins—4,065.365 RSU; Mr. Brubaker—4,000 RS; Mr. Carlucci—4,000 RS; Mr. Denton—4,065.365 RSU; Mr. Driscoll—0 RSU; Mr. Jackson—4,065.365 RSU; Mr. Johnston—4,065.365 RSU; Mr. Moran—4,000 RS; Mr. Swander—4,065.365 RSU; Mr. Tidwell—4,065.365 RSU; and Ms. Warehime—4,065.365 RSU.

Each non-employee director receives an annual retainer for service on the board and attendance at the quarterly meetings of the board and committees. Under our 2014 Director Stock Plan, each non-employee director serving on the seventh business day following the 2017 annual meeting was entitled to automatically receive an award of up to 10,000 shares of our restricted stock or restricted stock units, as determined by the board of directors. In fiscal year 2017, each non-employee director received an award of 4,000 shares of time-based restricted stock or restricted stock units on May 10, 2017.

Our RSUs subject to awards under the 2014 Director Stock Plan vest 12 months after the date of the award. If there is a change in control of Snyder’s-Lance prior to such vesting date, then the RSUs become fully vested on the date of the change in control, as determined under the 2014 Director Stock Plan. If the director ceases to serve as a director prior to such vesting date due to the director’s death, then the RSUs become fully vested on the date of the director’s death. If the director ceases to serve as a director for any reason other than death prior to the vesting date, then the RSUs become vested on a pro rata basis at a rate of one-twelfth for each month that the director served as a director after the applicable award date. Directors have the right to receive dividends with respect to the RSUs.

A director may not sell or transfer any of the RSUs until they vest and the RSUs are deferred until the director is no longer serving on the Company’s board of directors. In addition, our board of directors has adopted stock ownership guidelines which provide that certain ownership targets be achieved and maintained by certain parties, including the members of our board of directors.

Compensation Discussion and Analysis

The purpose of this Compensation Discussion and Analysis is to provide information about our compensation objectives and practices for our Named Executive Officers (“NEOs”) for fiscal year 2017. Information regarding the persons who may, under the rules of the SEC, be deemed participants in the solicitation of proxies in connection with the proposed Merger, including a description of their direct or indirect interests, by security holdings or otherwise, is set forth in the definitive proxy statement filed in connection with the Merger by the Company with the SEC on February 20, 2018 and other relevant materials filed with the SEC.

In this section, we explain the compensation of the following officers, who we refer to as the NEOs for fiscal year 2017:

Name	Title
Carl E. Lee, Jr.	Former President and Chief Executive Officer(1)
Brian J. Driscoll	President and Chief Executive Officer(2)
Alexander W. Pease	Executive Vice President and Chief Financial Officer
Gail Sharps Myers	Senior Vice President, General Counsel and Secretary
John T. Maples	Chief Customer Officer
Andrea L. Frohning	Senior Vice President and Chief Human Resources Officer

(1)	Effective as of April 11, 2017, Carl E. Lee, Jr. retired from his positions as President and Chief Executive Officer and a member of the Board of Directors of the Company.

(2)	Before his appointment as our President and Chief Executive Officer effective as of June 27, 2017, Brian J. Driscoll served as interim President and Chief Executive Officer commencing on April 11, 2017.

Executive Summary

Our Compensation Aligns to Business Results

The Compensation Committee (the “Committee”) is committed to the principle of aligning actual compensation received by our executives to our financial performance. As illustrated in the chart below, over the previous five years, our annual cash incentive payouts have varied from year-to-year, depending upon our performance against our revenue and Earnings Per Share (“EPS”) targets.

Annual Cash Incentive Payouts as a % of Target

Year	Payout %
2013	81%
2014	118%
2015	65%
2016	86%
2017	27%

In addition to the annual incentive plan, the Committee provides a portion of long term incentive (“LTI”) compensation to senior executives to promote our Company’s long-term performance and to encourage retention. The Compensation Committee’s 2017 LTI program consists of restricted shares, stock options, cash and performance RSUs. The restricted stock and non-qualified stock options (“NSOs”) vest and are paid in three equal installments on the anniversary of the grant date to promote retention. The performance cash and performance RSU awards are paid based on the attainment of the target award at the end of the three year performance period. The following chart shows the variability of the amounts earned associated with the performance portion of the LTI awards over the past five years.

Long-Term Incentive Payment as a % of Target

Year	Payout %
2013	60%
2014	41%
2015	38%
2016	79%
2017	47%

Role of Shareholder Say-on-Pay Votes

We provide our shareholders with the opportunity to cast an annual advisory vote on executive compensation (a “say-on-pay proposal”). At our annual meeting of shareholders held in May 2017, approximately 82% of the votes cast on the say-on-pay proposal at the meeting were voted in favor of the proposal. The Committee believes this vote affirms the shareholders’ support of our approach to executive compensation and did not make specific changes to our executive compensation program in response to the vote. The Committee, however, continues to review and refine the design and administration of our executive pay practices.

Guiding Principles of Our Compensation Program

The guiding principle of our compensation philosophy is that pay should be linked to performance and that the interests of executives and shareholders should be aligned. Our compensation program is designed to provide significant performance-based compensation which is variable and based on our actual results and our executives’ performance, as compared to fixed or guaranteed compensation. The variable and equity-based components of our compensation program are designed to link our executives’ pay with our performance. As a result, a significant portion of our NEOs’ compensation is directly contingent on our operating results (net revenue, return on invested capital (“ROIC”), and relative total shareholder return (“RTSR”)) and aligned with shareholder interests.

Setting Executive Compensation

We consider a broad range of factors and tools when structuring our executive compensation program and making individual executive officer pay decisions.

Role of the Compensation Committee

Here is a summary of responsibilities and data sources used by our Committee to determine our executive compensation program.

Compensation Committee (comprised entirely of independent directors)

• Determines compensation program principles and philosophies

• Approves AIP design, performance measures and goals

• Determines the structure for delivering LTI opportunities and LTI performance measures and goals

• Determines all compensation for all of our executives

• Reviews other compensation for executives such as perquisites and benefits under broad-based benefit programs

• Approves all other arrangements, policies and practices related to our executive compensation program such as change of control agreements and stock ownership requirements

• Assesses and balances risk in the context of our compensation program

Pearl Meyer (independent Compensation Committee compensation consultant)
• Performs work at the direction and under the supervision of the Compensation Committee • Conducts peer market data analysis to ensure competitive pay practices

• Reviews other compensation for executives such as perquisites and benefits under broad-based benefit programs

• Reviews all other arrangements, policies and practices related to our executive compensation program such as change of control agreements and stock ownership requirements

• Provides assistance in assessing and balancing risk in the context of our compensation programs

Management

• Provides input to our Compensation Committee through our CEO and Chief Human Resources Officer, on the strategy, design and funding of our broad-based AIP, in which our NEOs also participate

• Makes plan design recommendations for broad-based benefit programs in which our NEOs participate

• Recommends base pay, target AIP opportunities and actual AIP awards to NEOs (CEO does not recommend own compensation)

• Provides information on performance goals for the Compensation Committee consideration in structuring the AIP and LTI programs

• Recommends retention of specific, critical talent and various retention arrangements for Compensation Committee consideration

• CEO provides the Compensation Committee a performance assessment of each executive officer

• Prepares tally sheets to evaluate appropriateness of total compensation package, to compare each NEO’s total compensation opportunity with his or her actual payout to ensure that the compensation appropriately reflects the compensation program’s focus on pay for performance

Compensation Process Overview

Below we highlight certain executive compensation practices that we consider instrumental in driving our Company’s performance while mitigating risk, as well as practices that we avoid because we do not believe they would serve the interest of the shareholders.

The following table lists the key elements of our 2017 executive compensation program:

Primary Objective
Element of Compensation	Reward Period/Description	Attract and Retain	Reward Performance	Align Interests with shareholders	Method of Delivery
Base Salary	Ongoing	✓	✓		Cash
Annual Performance Incentive Plan	Annual	✓	✓	✓	Cash
Long Term Incentive Plan	Annual Grants with Three Year Performance Periods	✓	✓	✓	Stock Options Restricted Stock Performance Restricted Stock Units Cash
Severance and Change of Control Arrangements	Specific Events impacting the Executive’s Role at our Company	✓			Cash severance payments Accelerated vesting of equity awards
Health, Welfare & Retirement Plans	Ongoing to Support Retention	✓			Supplemental benefit plans, e.g., 401(k) Savings Plan, Deferred Compensation Plan
Stock Ownership Guidelines, Anti-Hedging Policy and Anti-Pledging Policy	Compensation risk mitigators			✓	N/A

Competitive Analyses

To evaluate the external competiveness of our executive compensation program, we compare certain elements of our program to similar elements used by peer companies. In setting 2017 compensation levels, the Committee used a comprehensive peer group to conduct a competitive market analysis of the compensation program for our NEOs. We believe using and disclosing a peer group supports good governance and provides valuable input into compensation levels and program design.

The Committee, with the assistance of Pearl Meyer, considered potential peers among both direct industry competitors and companies in related industries with similar talent-focused comparators. After identifying potential peers on this basis, we used the following five screening criteria to select appropriate peer companies:

1.	annual revenues;
2.	market capitalization;
3.	financial performance;
4.	direct snack food manufacturing competitors; and
5.	foods & meats and soft drinks industry competitors.

We believe the current peer group includes an accurate representation of our industry competitors and size-relevant, talent-focused comparators. In addition, we believe that year-over-year consistency in peer group usage is desirable for reviewing trends in market pay movement.

The peer group consists of the following companies:

B&G Foods Inc.	Calavo Growers, Inc.	Cal-Maine Foods, Inc.	Coca-Cola Bottling Co. Consolidated	Colt Corporation
Darling Ingredients Inc.	Flowers Foods Inc.	Hain Celestial Group, Inc.	Lancaster Colony Corporation	J&J Snack Foods Corp.
McCormick & Co. Inc.	Monster Beverage Corporation	Pinnacle Foods Inc.	Post Holdings, Inc.	SunOpta Inc.
Treehouse Foods, Inc.

Peer group data serves as only one reference point in evaluating our executive compensation program. We use this data to see how various elements of our executive compensation program compare to other companies. However, we do not fix the compensation of our executives based solely on this data. The comparison is conducted to determine if our compensation is competitive with the market. Each executive is evaluated individually based on skills, knowledge, performance, development potential and, in the Committee’s business judgment, the value he or she brings to the organization and the Company’s retention risk.

Our 2017 Executive Compensation Program

What We Pay and Why: Elements of Executive Compensation

	Element	Description	Objectives

Fixed	Base Salaries	• Fixed amount of compensation for service during the year	• Reward scope of responsibility, experience and individual performance

At-Risk	Annual Incentive Compensation	• At-risk compensation, dependent on goal achievement • Formula-driven annual incentive linked to corporate strategy and financial performance

• Promote strong business results by rewarding value drivers, without creating an incentive to take excessive risk.

• Serve as key compensation vehicle for rewarding results and differentiating individual performance each year

Long-Term Incentive Compensation

• Award values are granted based on market competitive norms and individual performance

• Performance awards are earned and vested after a three-year performance cycle

• Performance awards which vest based on our performance

• Motivate and reward executives for long-term performance

• Ensure that executives have a significant stake in the long-term financial success of the company, aligned with the stockholder experience

• Promote longer-term retention

Benefits	Retirement, Health and Welfare	• 401(k) Plan with company match • Comprehensive welfare benefits • Deferred compensation	• Provide market competitive benefits to attract and retain top talent

Severance	Limited Severance Arrangements – Change in Control	• Severance and related benefits paid upon termination without cause or resignation for good reason following a change in control • Accelerated equity vesting upon termination post change in control	• Assist in attracting top talent • Preserve executive objectivity when considering transactions in the best interest of the stockholders • Retention of executives through a change in control

Base Salaries

The Compensation Committee generally seeks to maintain base salaries for the NEOs around the 50th percentile of base salaries for similar positions at similar companies. The Committee, however, also considers the responsibilities of the executives, market demand for executives with similar capability, experience and time in position, and our corporate performance and the performance of each executive in relation to our strategic objectives.

The following table reflects the base salaries paid to the NEOs for 2017 as compared to 2016:

Name	2017 Base Salary	2016 Base Salary	Percentage Increase
Carl E. Lee, Jr.	$890,000	$860,000	3.5%
Brian J. Driscoll	$900,000	$0	-
Alexander W. Pease	$535,000	$535,000	0%
Gail Sharps Myers	$340,000	$319,300	6.5%
John T. Maples	$400,000	$335,000	19.4%
Andrea L. Frohning	$334,800	$325,000	3.0%

The Committee increased certain of our NEOs salaries to reflect, among other things, their respective responsibilities, roles, performance in 2016, retention considerations and in connection with the Committee’s regular review of salaries. The Committee believes that the increases were reasonable in light of this review process.

2017 Annual Incentive Plan

Each of the NEOs participated in the 2017 Annual Incentive Plan. The following table reflects the target bonus award and the calculations and ultimate amounts of the annual bonuses paid to each of the NEOs under the 2017 Annual Incentive Plan.

Name	Base Salary	x	Target Bonus % (% of Base Salary)	=	2017 Target Bonus Award	X	Overall Goal Achievement Percentage	=	Bonus Award Paid(1)
Carl E. Lee, Jr. (2)	$890,000	x	100%	=	$890,000	X	27%	=	$120,200
Brian J. Driscoll (3)	$900,000	x	100%	=	$900,000	X	27%	=	$176,200
Alexander W. Pease	$535,000	x	75%	=	$401,300	X	27%	=	$108,338
Gail Sharps Myers	$340,000	x	50%	=	$170,000	X	27%	=	$46,035
John T. Maples	$400,000	x	60%	=	$240,000	X	27%	=	$64,800
Andrea L. Frohning	$334,800	x	50%	=	$167,400	X	27%	=	$45,198

(1)	Per the terms of the 2017 Annual Incentive Plan, Bonus Awards are rounded to the nearest $100.
(2)	Pro-rated for retirement date.
(3)	Pro-rated for start date.

In February 2017, the Committee selected annual financial measures and assigned applicable weights and performance goals as follows:

Performance Measure	Weight	Target Performance Goal (1)
Net Revenue	40%	$2.294 billion
Earnings Per Share (“EPS”)	60%	$1.41

(1)	The threshold payout for net revenue was 50% of target at $2.187 billion and for EPS was 50% of target at $1.20 earnings per share. The maximum payout for each performance measure was 200% of target.

The Committee maintained the same financial performance measures and weighting used in 2016. Each of the financial performance measures was defined in the 2017 Annual Incentive Plan as follows:

•	“Net Revenue” was defined as sales and other operating revenue, net of returns, allowances, discounts and other sales deduction items for the 2017 fiscal year, as audited and reported in the Company’s Annual Report on Form 10-K for the year ended December 30, 2017, excluding special items and adjusted for any acquisition or divestiture activity.

•	“Earnings Per Share” was defined as the fully diluted earnings per share of the Company for the 2017 fiscal year, as audited and reported in the Company’s Annual Report on Form 10-K for the year ended December 30, 2017, excluding the effect of special items and adjusted for any acquisition or divestiture related activity.

The 2017 Annual Plan provides that Net Revenue and EPS would exclude special items and be adjusted for any acquisition or divestiture activity.

The Committee maintained discretion to adjust any award for extraordinary items such as acquisitions, dispositions, discontinued operations, required accounting adjustments or similar events, provided that such discretion should be exercised in a manner that would permit the Company to deduct the amounts of certain awards for tax purposes under Section 162(m) of the Internal Revenue Code. The Committee also retained the discretion to reduce any award for any reason.

Annual bonuses under the 2017 Annual Plan, as specified above, were determined by the Committee in February 2018 and paid, as applicable, to the participants in March 2018.

The Committee calculated the bonuses based on our results for 2017 in accordance with the above methodology. The Committee determined that the Company’s Net Revenue was $2,227 million and EPS was $1.08 for 2017 annual bonus purposes. Together with the weighting discussed above, the 2017 Annual Bonuses were paid out at 27% of target. The Committee believes that this process supports the Company’s overall compensation strategy of only paying above-target bonuses for paying for performance which exceeds the stated targets.

Long-Term Cash and Equity Compensation

The Committee administers our equity incentive plans, including our 2016 Key Employee Incentive Plan, as approved by our shareholders on May 4, 2016. The Committee is authorized to grant restricted stock awards, stock options and other equity awards under this plan. Awards granted to an individual are based upon a number of factors, including the recipient’s position, salary and performance, as well as our overall corporate performance.

The Committee makes awards under our equity incentive plans from time to time to reward short-term and long-term performance with equity-based compensation and to motivate the recipients’ long-term performance and retention. Each year, the Committee approves a three-year performance incentive arrangement for officers that includes a performance period that generally covers the current year and the two following years (the “Three-Year Plans”).

2017 Three-Year Plan – Granted in 2017

In February 2017, the Committee adopted the Long-Term Performance Incentive Plan for Officers and Key Managers under the 2016 Key Employee Incentive Plan (the “Long-Term Plan”). In February 2017, the Committee approved the target incentive awards, performance measures and goals and the weighting of the performance measures under the Long-Term Plan for 2017 (the “2017 Three-Year Plan” or “2017 LTIP”). Each of the NEOs (other than Mr. Driscoll) was selected as a participant in the 2017 Three-Year Plan and assigned a target incentive based on his or her level of responsibility and position and the analyses and recommendations of Pearl Meyer, the Committee’s independent compensation consultant.

The Committee assigned the following target incentives to the NEOs:

Name	2017 LTIP Overall Target Incentive
Carl E. Lee, Jr.	$2,800,000
Brian J. Driscoll(1)	$0
Alexander W. Pease	$700,000
Gail Sharps Myers	$275,000
John T. Maples	$275,000
Andrea L. Frohning	$275,000

(1) Mr. Driscoll was a non-employee director when the 2017 LTIP determinations were made by the Committee.

How did the Committee determine the 2017 LTIP target amounts?

The Committee seeks to provide a substantial portion of total compensation in the form of long-term, “at risk” pay. The Committee generally attempts to set long-term target incentives, except for the CEO, around the 50th percentile of the Company’s competitive market; however, the Committee also considers contractual obligations and subjective factors including the responsibilities of an executive, time in position and the market demand for executives with similar capability and experience.

In accordance with the 2017 Three-Year Plan, each NEO was granted nonqualified stock options valued at 25% of his or her overall target incentive (as described above) and time-based restricted shares of common stock valued at 25% of such overall target incentive. The following reflects the aggregate number of stock options and restricted shares granted to each of the NEOs:

Name	Nonqualified Stock Option Shares	Restricted Stock Shares
Carl E. Lee, Jr.	122,808	17,694
Brian J. Driscoll(1)	-	-
Alexander W. Pease	30,702	4,425
Gail Sharps Myers	12,060	1,737
John T. Maples	12,060	1,737
Andrea L. Frohning	12,060	1,737

(1) Mr. Driscoll was a non-employee director when the 2017 LTIP determinations were made by the Committee.

Each stock option granted under the 2017 Three-Year Plan had an exercise price of $39.56 and vests in three substantially equal annual installments beginning on February 27, 2018. Each participant was granted a number of stock options equal to the dollar value of his stock option incentive divided by the Black-Scholes value of the stock options on February 27, 2017.

Each share of restricted stock also vests in three substantially equal annual installments beginning on February 27, 2018. Each participant was granted a number of shares of restricted stock equal to the dollar value of his restricted stock incentive divided by $39.56, which was the closing price on February 27, 2017.

Each NEO was also assigned a performance award opportunity with a target long-term performance award equal to 50% of his overall target incentive under the 2017 Three-Year Plan. Payouts with respect to the performance award opportunities will be payable 30% in cash and 20% in performance restricted stock units based on the attainment of predetermined performance goals for 2017 through 2019 with respect to certain financial measures.

The formula for computing the long-term performance awards is as follows:

Target Performance Award	X	Overall Goal Achievement (%)	=	Award Earned

The Committee set the target performance awards under the 2017 Three-Year Plan as follows:

Name	2017 LTIP Target Performance Award
Carl E. Lee, Jr.	$1,400,000
Brian J. Driscoll(1)	-
Alexander W. Pease	$350,000
Gail Sharps Myers	$137,500
John T. Maples	$137,500
Andrea L. Frohning	$137,500

(1) Mr. Driscoll was a non-employee director when the 2017 LTIP determinations were made by the Committee.

The overall goal achievement percentage under the 2017 Three-Year Plan will be computed based on a performance matrix taking into account the achievement of a performance goal for the Company’s Return on Invested Capital (“ROIC”) and the Company’s Relative Total Shareholder Return compared to a peer group comprised of the Company and 23 other companies listed below. For 2017, the Committee chose ROIC and Relative Total Shareholder Return as the financial performance measures under the 2017 Three-Year Plan to emphasize the Company’s goals of increasing its return on investment and increasing total shareholder return over the long term. In addition, the Committee considers ROIC and Relative Total Shareholder Return to as appropriate measures to align shareholder interests with the interests of our NEOs. The Committee determined the target goals for the 2017 Three-Year Plan based on the three year financial projections in the Company’s strategic plan.

The overall goal achievement percentage will be determined in accordance with the following matrix based on the Company’s relative shareholder return:

		Relative Shareholder Return
	ROIC Attainment	Quartile 4	Quartile 3	Quartile 2	Quartile 1
	Maximum	75%	100%	150%	175%
ROIC	Target	50%	75%	100%	135%
	Threshold	25%	50%	75%	100%
	Below Threshold	0%	25%	50%	75%

The matrix will be adjusted for the impact of any acquisitions or divestitures. Each of the performance measures and other relevant terms under the 2017 Three-Year Plan are defined as follows:

•	“Return on Invested Capital” or “ROIC” is defined as the average of the ROIC for the 2017, 2018 and 2019 fiscal years, excluding special items and adjusted for acquisition and divestiture activity, calculated as follows:

Operating Income x (1 – Tax Rate)

Average Equity + Average Net Debt

•	“Operating Income” means our actual earnings before interest and taxes, excluding special items and other income and expense and adjusted for acquisition and divestiture activity, as calculated from the audited financial statements contained in the Company’s Annual Reports on Form 10-K for the 2017, 2018 and 2019 fiscal years.

•	“Tax Rate” for ROIC means our actual total effective income tax rate for each year, as audited and reported in the Company’s Forms 10-K for the 2017, 2018 and 2019 fiscal years.

•	“Average Net Debt” means our average debt less average cash for each year, as calculated from the audited financial statements contained in the Company’s Annual Reports Form 10-K for the 2017, 2018 and 2019 fiscal years.

•	“Relative Total Shareholder Return” is defined as the total shareholder return for the Company relative to a peer group of 21 companies. Each peer company, including Snyder’s-Lance, will be compared to each other and put into four quadrants ranked from highest total shareholder return to the lowest total shareholder return, with the highest in Quadrant One and the lowest in Quadrant Four. The 21 companies are as follows:

	Hershey Company	J.M. Smucker Company
B&G Foods Inc.	Hormel Foods Corp.	Post Holdings
Campbell Soup Company	Inventure Foods	Pinnacle Foods
Church & Dwight ConAgra Foods, Inc.	J&J Snack Foods Corp.	Treehouse Foods, Inc.
Flowers Foods Inc.	Kellogg Company Kraft Heinz Foods Group	Mondelez International
General Mills, Inc.	Lancaster Colony Corp.
Hain Celestial Group, Inc.	McCormick & Co. Inc.
PepsiCo, Inc.

If a peer company ceases to be a public company the following indices would be substituted:

o	S&P 500
o	Russell 1000 Index

•	“Total Shareholder Return” (“TSR”) is defined as the return of $100 invested in each stock or index at the beginning of the performance period compared to the value of that $100, with dividends reinvested, at the end of the three year performance period, which will be the average of the average weekly stock prices for the last year of the performance period.

The maximum potential payout under each performance award is 200% of target. The Committee maintains discretion to adjust any award under the 2017 Three-Year Plan for extraordinary items such as acquisitions, dispositions, discontinued operations, required accounting adjustments or similar events, provided that such discretion should be exercised in a manner that would permit the Company to deduct the amounts of certain awards for tax purposes under Section 162(m) of the Internal Revenue Code. The Committee also retains the discretion to reduce any performance award for any reason.

Payments of the performance awards, if any, will be made as soon as practicable in 2020 after the Committee has reviewed the Company’s 2017, 2018 and 2019 audited financial statements and determined the performance levels achieved.

2017 Enterprise Incentive Plan– Granted in 2017

In August 2017, the Committee adopted the 2017 Enterprise Incentive Plan under the 2016 Key Employee Incentive Plan (the “2017 Enterprise Incentive Plan”). The NEOs (other than Mr. Lee) were eligible to participate in the 2017 Enterprise Incentive Plan and were awarded performance non-qualified stock options and performance restricted stock awards.

The Committee set the target performance awards under the 2017 Enterprise Incentive Plan as follows:

Name	Target Performance Stock Options(1)	Target Performance Restricted Stock (1)
Brian J. Driscoll	-	-
Alexander W. Pease	$700,000	$700,000
Gail Sharps Myers	$275,000	$275,000
John T. Maples	$275,000	$275,000
Andrea L. Frohning	$275,000	$275,000
(1)	Amounts represent the fair value of such awards on the grant date.

The Committee adopted the following performance goals, including threshold, target and maximum performance levels for such equity awards:

Metrics(1)
	Weighting	Threshold 50%(2)	Target 100%	Maximum 200%(3)
Operating Income	50%	$326.0M	$345.2M	$367.9M
Operating Profit Margin	50%	13.8%	14.6%	15.6%

Notes:

1.	Excludes additional acquisitions and divestitures.
2.	Both metrics must meet threshold achievement in order for award to be paid.
3.	Above target achievements are limited to 200% payout in each category.

The performance period is a 3.25 year timeline, measured from the fiscal third quarter of 2017 through the fiscal year ending 2020. Award funding levels will be determined based on actual performance over the performance period.

The percent of payout will be determined on a straight line basis from threshold to target and from target to maximum, and may be subject to further adjustment as specified in the formula established by the Committee. There will be no payout unless the threshold for the applicable performance goal is reached. Final performance non-qualified stock options and performance restricted stock awards will be calculated after the Committee has reviewed the Company’s audited financial statements for the performance period and determined the performance level achieved.

2015 Three-Year Plan - Performance period ends 12/30/2017

In February 2015, the Committee made awards under the 2015 Three-Year Performance Incentive Plan for Officers and Key Managers (the “2015 Three-Year Plan” or “2015 LTIP”) to the NEOs. In 2015, each NEO was assigned a performance award opportunity with a target long-term performance award equal to 50% of his or her target incentive under the 2015 Three-Year Plan. Payouts with respect to the performance award opportunities were payable in cash based on the attainment of predetermined performance award opportunities for 2015 through 2017 with respect to certain financial measures.

The formula for computing the long-term performance awards was as follows:

Target Performance Award	x	Overall Goal Achievement (%)	=	Award Earned

The formula for computing the awards required the computation of an overall goal achievement percentage for the 2015 through 2017 performance period. The overall goal achievement percentage was computed based on a performance matrix taking into account the attainment of performance goals for certain financial measures and the Company’s relative total shareholder return compared to a peer group of 23 companies. See the Long-Term Performance Incentive Plan for Officers and Key Managers, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2013, and the “Compensation Discussion and Analysis” section of the Company’s Proxy Statement for its 2016 Annual Meeting Stockholders, for additional information regarding the formula for computing the overall goal achievement percentage.

For the three year performance period, the overall goal achievement percentage was 47% of target, resulting from the achievement of an average Return on Invested Capital for 2015 through 2017 of 5.5% against a target of 6.8%, as adjusted for special items and acquisition and divestiture activity, and a relative total shareholder return within the second quartile of the peer companies. As a result, the named executive officers who were participants in the 2015 Three-Year Plan were awarded the following in March 2018:

Name	2015 LTIP Performance Award (1)
Carl E. Lee, Jr.	$357,100
Brian J. Driscoll	-
Alexander W. Pease	-
Gail Sharps Myers	$34,900
John T. Maples	$21,900
Andrea L. Frohning	-
(1)	Those without awards were not employed at Snyder’s-Lance at the time of the 2015 LTIP award grant date

Other Practices, Policies and Guidelines

Executive Severance Agreements

The Company’s NEOs have each entered into executive severance agreements with the Company, which pay out severance and related benefits in the event of  (i) an involuntary termination without cause or (ii) a voluntary termination for good reason, and, except for Mr. Driscoll, provide for enhanced severance and benefits if the termination of employment occurs after the occurrence of a change-in-control such as the Merger.

Under the executive severance agreements, NEOs Driscoll, Frohning, Maples, Pease and Sharps Myers are entitled to the following benefits in the event of a qualifying termination of employment:

•	accrued compensation, which includes any accrued and unpaid base salary and vacation pay, and unreimbursed business expenses;

•	(i) for Mr. Driscoll, payment of two times his base salary, (ii) for Mr. Pease, payment of two times the sum of his base salary and target bonus, and (iii) for executive officers Frohning, Maples, and Sharps Myers, payment of 1.5 times the sum of their base salary and target bonus;

•	a pro-rated annual bonus for the year of termination, except for Mr. Driscoll who is eligible for a full bonus for the year of termination (note that for any termination occurring in 2018, this amount may be offset by the amount of the 2018 pro-rated target annual bonus paid at closing);

•	retention of a pro-rated portion of any outstanding performance awards under the long-term performance program;

•	indemnification of the executive from any claims asserted against the executive arising out of the prior performance of duties;

•	except for Mr. Driscoll, outplacement services for up to one year, at a maximum cost of 10% of his base salary;

•	unexercised options remain exercisable for at least one year following the date of termination (but not longer than the original option term); and

•	reimbursement of the Consolidated Omnibus Reconciliation Act of 1985 (“COBRA”) premiums for up to one year, except Mr. Driscoll receives two years of reimbursements.

Payments and benefits under the executive severance agreements are subject to the applicable executive officer’s execution and non-revocation of a general release of claims in favor of the Company. Payments and benefits under the executive severance agreements will be reduced so that no portion of such payments and benefits are subject to the excise tax under Section 4999 of the Internal Revenue Code (“IRC”), unless the applicable officer would be better off on an after-tax basis receiving all such payments and benefits.

In consideration of the payments and benefits under the executive severance agreements, such agreements include restrictive covenants in the Company’s favor, including post-termination restrictions on competitive activities and solicitation of Company clients and employees for either twelve or eighteen months, as well as customary confidentiality covenants during the three year period which immediately follows the termination date, except that Mr. Driscoll’s post-termination restrictions on competitive activities and solicitation of Company clients and employees lasts for twenty-four months following termination and his confidentiality covenant lasts for perpetual duration.

Lee Agreement

Effective as of April 11, 2017 (the “Effective Date”), Carl E. Lee, Jr. retired from his positions as President and Chief Executive Officer and a member of the Board of Directors of the Company, as well as from his positions as an officer and/or director of each of the Company’s subsidiaries.

In connection with his departure, Mr. Lee and the Company entered into a Retirement Agreement and General Release dated April 11, 2017 (the “Lee Agreement”). Pursuant to the terms of the Lee Agreement, Mr. Lee received the payments and other benefits to which he would have otherwise been entitled had his employment been terminated without cause under the Executive Severance Agreement, dated January 25, 2012, between Mr. Lee and the Company, as subsequently amended by the Amendment to Executive Severance Agreement dated December 12, 2016 (collectively, the “Lee Executive Severance Agreement”). As a result, Mr. Lee received a payment representing his unpaid base salary, unused vacation pay, unreimbursed business expenses and all other items earned by and owed to Mr. Lee through the Effective Date.

Additionally, in accordance with the terms of the Lee Agreement, Mr. Lee was entitled to (i) a total payment of $3,560,000, which is his base salary and target bonus multiplied by two and is payable in 24 monthly installments; (ii) be eligible for the Company’s 2017 Annual Performance Incentive Plan for Officers and Key Managers, subject to actual performance and paid when paid to other plan participants and prorated for the number of days employed in fiscal 2017, which was 101 days out of 365 days; (iii) be eligible for a prorated portion of his outstanding performance equity awards, subject to the satisfaction of the performance goals and paid when active employees are paid for the same performance awards; (iv) be eligible for awards, if any, owed pursuant to the (A) 2015 long term incentive plan annual grant with a three year performance period payable in 2018 when other active eligible employees are paid, (B) 2016 long term incentive plan annual grant with a three year performance period payable in 2019 when other active eligible employees are paid and (C) 2017 long term incentive plan annual grant with a three year performance period payable in 2020 when other active eligible employees are paid; (v) exercise his outstanding vested options for a period of one year following the Effective Date (or the original expiration date, if earlier), while outstanding unvested equity awards will not be accelerated and will be forfeited and cancelled, except for the 302,867 options he received pursuant to the Executive Retention Agreement dated May 13, 2016, which shall continue to vest in accordance with the current vesting schedule (vesting on May 13, 2019), except for the continuous employment requirement, and shall be exercisable for a period of one year following the vesting date, (vi) indemnification from any claims asserted against Mr. Lee arising out of his prior performance of his duties with the Company and its affiliates to the same extent as the Company indemnifies the Company’s retired officers or directors; (vii) one year of outplacement assistance, not to exceed a value of $89,0000; and (viii) reimbursement of applicable health plan reimbursements for up to three years, subject to the limitations set forth in the Lee Executive Severance Agreement.

The Lee Agreement contains a general release by Mr. Lee of all claims against the Company and its affiliates and a reaffirmation of Mr. Lee’s obligations under the Lee Executive Severance Agreement, including, without limitation, Mr. Lee’s covenant not to compete and not to solicit the Company’s customers or employees, and his confidentiality obligations. Mr. Lee has also agreed to cooperate with the Company for the indefinite future in connection with management transition, licensing issues, pending and potential disputes and other matters relating to the Company’s corporate or professional liabilities.

Driscoll Offer Letter

On June 27, 2017, the Company announced that Mr. Driscoll was appointed the Company’s President and Chief Executive Officer. In connection with his appointment as President and Chief Executive Officer, Mr. Driscoll and the Company entered into an offer letter dated June 27, 2017 (the “Offer Letter”). Pursuant to the Offer Letter, Mr. Driscoll was entitled to receive an annual base salary of $900,000. In addition, he was entitled to participate in any incentive compensation plans that the Committee may establish. Under the AIP, Mr. Driscoll’s target bonus was 100% of his annual base salary and he was eligible to participate in fiscal year 2017 on a pro-rated basis based upon his effective start date of June 27, 2017. Additionally, Mr. Driscoll was eligible to receive an aggregate LTIP grant of $2,800,000 consisting of restricted stock, stock options and performance shares in the first quarter of fiscal year 2018. Mr. Driscoll was also eligible to participate in the Company’s sponsored benefit and retirement plans at the terms and rates offered to other associates within the Company. Mr. Driscoll received relocation benefits to support his move to Charlotte, North Carolina, including a one-time lump sum gross amount of $50,000 for incidental relocation expenses. Either Mr. Driscoll or the Company may terminate his employment at any time. Mr. Driscoll will not receive any additional compensation for his service as a member of the Company’s board.

Stock Ownership Guidelines

We expect that individuals who receive awards under our equity incentive plans will retain a substantial portion of the shares awarded to them to foster a mutuality of interests with our stockholders. Our board of directors, upon recommendation of the Committee, has adopted stock ownership guidelines for our board of directors, officers and senior managers. The guidelines provide for the following ownership targets: three times annual retainer for directors, three times base salary for the CEO, two times base salary for the CFO, one times base salary for Senior Vice Presidents and one-half times base salary for other officers and senior managers.

Anti-Hedging Policy & Anti-Pledging Policy

The board of directors, upon recommendation of the Committee, adopted an Anti-Hedging Policy to strengthen the restrictions on hedging transactions, option trading and short sales contained in our Insider Trading Policy. Among other things, the Anti-Hedging Policy prohibits our directors, officers and associates from engaging in any hedging transactions with respect to our securities, including the purchase of any financial instruments (such as prepaid variable forwards, equity swaps, collars, exchange funds and other derivatives) that are designed to hedge or offset any decrease in the market value of our common stock. In addition, this policy prohibits our directors, officers and associates from engaging in transactions with our securities in put options, call options and other similar derivative securities, or selling our stock short. Additionally, our directors and officers are prohibited from holding Company securities in a margin account or pledging Company securities as collateral for a loan, unless approved in advance by the Committee.

Benefits and Perquisites

We have generally provided to our employees, including the NEOs, personal benefits that the Committee believes are reasonable, competitive and consistent with our objective of attracting and retaining officer talent. The cost of these benefits is reflected under All Other Compensation (Column (i)) on the Summary Compensation Table below.

Each of our executive officers, including the NEOs, is eligible to participate in our group insurance program, which includes group health, dental, vision, life and long-term disability insurance, on the same basis as other employees. Other benefits for all employees include a 401(k) plan, paid sick leave, paid holidays and paid vacations. Each of our NEOs was also eligible to receive term life insurance during fiscal year 2017.

The Committee reviews and approves annually all perquisites paid by the Company to our executive officers.

Section 162(m) of the Internal Revenue Code

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes provisions that expand the tax deduction limitation under 162(m) of the IRC for compensation paid to NEOs (or “Covered Employees”). Section 162(m) disallows an income tax deduction to any publicly-held corporation for compensation paid to certain executive officers that exceeds $1 million in any taxable year. The Tax Act has expanded the definition of covered employee to include the Chief Financial Officer. Additionally, once an employee becomes a covered employee, they remain a covered employee regardless of future compensation levels. The Tax Act also removes the exception for “performance-based” compensation plans entered into or significantly modified after November 2, 2017.

In making compensation decisions, the Committee considers the potential effects of Section 162(m) of the IRC on the limitation of the tax deduction for Compensation paid to our executives. Some compensation paid to our NEOs is not deductible due to Section 162(m) limitations. The Committee will monitor the aspects of Section 162(m) in considering its compensation program.

Executive Compensation Tables

The following tables and related narratives present the compensation for our NEOs in the format specified by the SEC.

Summary Compensation Table

The following table shows certain compensation information concerning our NEOs for the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2015.

Name and Principal Position (a)	Year (b)	Salary ($) (c)(1)	Bonus ($) (d)(2)	Stock Awards ($) (e)(3)	Option Awards ($) (f)(4)	Non-Equity Incentive Plan Compensation ($) (g)(5)	All Other Compensation ($) (i) (1) (6)	Total ($) (j)
Carl E. Lee, Jr.	2017	289,250	—	1,260,000	700,000	477,300	1,225,912	3,952,462
Former Chief Executive	2016	860,000	—	625,000	625,000	1,332,100	20,967	3,463,067
Officer	2015	835,000	—	500,000	500,000	285,000	20,697	2,140,697

Brian J. Driscoll	2017	657,692	—	300,000	300,000	176,200	77,275	1,511,167
Chief Executive Officer

Alexander W. Pease	2017	535,000	450,000	1,015,000	875,000	108,338	15,342	2,998,680
Senior Vice President and	2016	90,538	100,000	—	—	100,000	3,183	293,721
Chief Financial Officer	2015	—	—	—	—	—	—	—

Gail Sharps Myers	2017	340,000	—	398,750	343,750	80,935	13,858	1,177,293
Senior Vice President,	2016	319,300	—	56,250	56,250	137,500	13,681	582,981
General Counsel and	2015	310,000	30,000	34,875	34,875	69,800	43,192	522,742
Secretary

John T. Maples	2017	365,000	—	398,750	343,750	86,700	33,229	1,227,429
Chief Customer Officer	2016	298,077	—	56,250	56,250	131,200	25,323	567,100
	2015	249,230	24,350	21,875	21,875	45,300	24,658	387,288

Andrea L. Frohning	2017	334,800	—	398,750	343,750	45,198	625,821	1,748,319
Senior Vice President and	2016	268,750	35,000	62,500	62,500	139,800	79,406	647,956
Chief Human Resources
Officer

(1)	The amounts shown in the “Salary” column include any amounts deferred by the executive officers under our Deferred Compensation Plans and our 401(k) Savings Plan.

(2)	This includes a signing bonus paid to Mr. Pease in 2016 and 2017 in connection with his employment by Snyder’s-Lance. This includes a signing bonus paid to Ms. Sharps Myers in 2015 in connection with her employment by Snyder’s-Lance. This includes a signing bonus paid to Mr. Maples in 2015 in connection with his employment by Snyder’s-Lance.

(3)	The amounts shown in the “Stock Awards” column reflect the aggregate grant-date fair values of restricted stock awards computed in accordance with FASB ASC Topic 718. The assumptions made in determining the fair values of the stock awards are described on pages 47 to 53 and 64 to 68 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

(4)	The amounts shown in the “Option Awards” column reflect the aggregate grant-date fair values of option awards computed in accordance with FASB ASC Topic 718. The assumptions made in determining the fair values of the stock awards are described on pages 47 to 53 and 64 to 68 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

(5)	The amounts shown in the “Non-Equity Incentive Plan Compensation” column represent cash amounts paid under our 2017 Annual Plan and 2015 Three-Year Performance Incentive Plan for Officers and Key Managers (the “2015 Three-Year Plan”), as follows:

Name	2017 Annual Plan ($)	2015 Three-Year Plan ($)	Total ($)
Carl E. Lee, Jr.	120,200	357,100	477,300
Brian J. Driscoll	176,200	-	176,200
Alexander W. Pease	108,338	-	108,338
Gail Sharps Myers	46,035	34,900	80,935
John T. Maples	64,800	21,900	86,700
Andrea L. Frohning	45,198	-	45,198

(6)	The following table sets forth each component of the “All Other Compensation” column for 2017:

Benefit	Lee	Driscoll		Pease	Sharps Myers	Maples	Frohning
401(k) plans (a)	12,150	6,646		12,150	12,150	12,150	12,150
Term life insurance premiums	2,699	1,429		1,292	808	2,322	809
Nontaxable cell phone allowance	360	450		900	900	900	900
HSA company contribution	—	—		1,000	—	—	1,000
Housing stipend	—	5,000	(b)	—	—	—	—
Taxable moving	—	50,000	(b)	—	—	7,457	610,962	(c)
Severance payments (d)	1,210,703	—		—	—	—	—
Auto Allowance	—	—		—	—	10,400	—
Total	$1,225,912	$63,525		$15,342	$13,858	$33,229	$625,821

(a)	The amounts shown in this row represent the matching contributions we made to the executives’ accounts under our 401(k) Savings Plans.
(b)	For Mr. Driscoll, the amounts shown in these rows were provided in connection with his relocation to Charlotte, North Carolina and the fees paid to him as a non-employee director in fiscal 2017 prior to his appointment as Interim President and CEO.
(c)	For Ms. Frohning the amount shown in this row was provided for reimbursement on the loss on the sale of her Connecticut residence and in connection with her relocation to Charlotte, North Carolina.
(d)	For Mr. Lee, the amount shown in this row was provided under the Lee Agreement, as discussed above.

2017 Grants of Plan Based Awards

The following table shows all grants of plan-based awards made to our NEOs in 2017.

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of	All Other Option Awards: Number of	Exercise or Base	Grant Date Fair Value of
Name	Grant Date	Date of Committee Action	Threshold ($)	Target ($)	Maximum ($)	Shares of Stock or Units (#)	Securities Underlying Options (#)	Price of Option Awards ($/Sh)	Stock and Option Awards ($)(1)
Carl E.	N/A (2)	N/A	445,000	890,000	1,780,000	—	—	—	—
Lee, Jr.	N/A (3)	N/A	420,000	840,000	1,680,000	—	—	—	—
	2/27/17 (4)	2/27/17	—	—	—	—	122,808	39.56	700,000
	2/27/17 (5)	2/27/17	—	—	—	17,694	—	—	700,000
	2/27/17 (6)	2/27/17	—	—	—	14,156	—	—	560,000

Brian J.	N/A (2)	N/A	450,000	900,000	1,800,000	—	—	—	—
Driscoll	N/A (3)	N/A	—	—	—	—	—	—	—
	5/11/17 (7)	5/11/17	—	—	—	—	50,676	36.13	300,000
	5/11/17 (8)	5/11/17	—	—	—	8,303	—	—	300,000

Alexander W.	N/A (2)	N/A	200,700	401,300	802,600	—	—	—	—
Pease	N/A (3)	N/A	105,000	210,000	420,000	—	—	—	—
	2/27/17 (4)	2/27/17	—	—	—	—	30,702	39.56	175,000
	2/27/17 (5)	2/27/17	—	—	—	4,425	—	—	175,000
	2/27/17 (6)	2/27/17	—	—	—	3,539	—	—	140,000
	8/31/17 (9)	8/31/17	—	—	—	—	128,442	35.52	700,000
	8/31/17 (10)	8/31/17	—	—	—	19,707	—	—	700,000

Gail	N/A (2)	N/A	85,000	170,000	340,000	—	—	—	—
Sharps Myers	N/A (3)	N/A	41,300	82,500	165,000	—	—	—	—
	2/27/17 (4)	2/27/17	—	—	—	—	12,060	39.56	68,750
	2/27/17 (5)	2/27/17	—	—	—	1,737	—	—	68,750
	2/27/17 (6)	2/27/17	—	—	—	1,390	—	—	55,000
	8/31/17 (9)	8/31/17	—	—	—	—	50,460	35.52	275,000
	8/31/17 (10)	8/31/17	—	—	—	7,742	—	—	275,000

John T.	N/A (2)	N/A	120,000	240,000	480,000	—	—	—	—
Maples	N/A (3)	N/A	41,300	82,500	165,000	—	—	—	—
	2/27/17 (4)	2/27/17	—	—	—	—	12,060	39.56	68,750
	2/27/17 (5)	2/27/17	—	—	—	1,737	—	—	68,750
	2/27/17 (6)	2/27/17	—	—	—	1,390	—	—	55,000
	8/31/17 (9)	8/31/17	—	—	—	—	50,460	35.52	275,000
	8/31/17 (10)	8/31/17	—	—	—	7,742	—	—	275,000

Andrea L.	N/A (2)	N/A	83,700	167,400	334,800	—	—	—	—
Frohning	N/A (3)	N/A	41,300	82,500	165,000	—	—	—	—
	2/27/17 (4)	2/27/17	—	—	—	—	12,060	39.56	68,750
	2/27/17 (5)	2/27/17	—	—	—	1,737	—	—	68,750
	2/27/17 (6)	2/27/17	—	—	—	1,390	—	—	55,000
	8/31/17 (9)	8/31/17	—	—	—	—	50,460	35.52	275,000
	8/31/17 (10)	8/31/17	—	—	—	7,742	—	—	275,000

(1)	The amounts shown in this column represent the grant-date fair market values of the awards computed in accordance with FASB ASC Topic 718. The assumptions made in determining the fair values of the stock awards are described on pages 47 to 53 and 64 to 68 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

(2)	The amounts shown in this row reflect the threshold, target and maximum cash incentive awards under the 2017 Annual Plan.

(3)	The amounts shown in this row reflect the threshold, target and maximum performance-based cash awards under the 2017 Three-Year Plan.

(4)	The amounts shown in this row reflect a grant of stock options under the 2017 Three-Year Plan.

(5)	The amounts shown in this row reflect a grant of restricted stock under the 2017 Three-Year Plan.

(6)	The amounts shown in this row reflect a grant of performance restricted stock under the 2017 Three-Year Plan.

(7)	The amounts shown in this row reflect a grant of stock options under the 2017 Three-Year Plan.

(8)	The amounts shown in this row reflect a grant of restricted stock under the 2017 Three-Year Plan.

(9)	The amounts shown in this row reflect a grant of performance stock options under the 2017 Enterprise Incentive Plan.

(10)	The amounts shown in this row reflect a grant of performance restricted stock under the 2017 Enterprise Incentive Plan.

Outstanding Equity Awards at Fiscal Year-End 2017

The following table shows the outstanding equity awards held by our NEOs as of December 30, 2017.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)
Carl E. Lee, Jr.	31,500	—		3.929	04/11/2018	—		—
	28,145	—		4.599	04/11/2018	—		—
	30,310	—		6.259	04/11/2018	—		—
	20,568	—		6.679	04/11/2018	—		—
	12,990	—		6.474	04/11/2018	—		—
	34,856	—		8.961	04/11/2018	—		—
	54,375	—		17.32	04/11/2018	—		—
	—	302,867	(2)	30.99	05/13/2020	—		—
	—	—		—	—	7,188	(3)	359,991
	—	—		—	—	1,332	(4)	66,717

Brian J. Driscoll	1,690	—		18.40	02/23/2019	—		—
	250,585	—		11.75	02/25/2020	—		—
	119,914	—		12.92	02/23/2021	—		—
	86,349	—		18.40	02/23/2021	—		—
	50,676	—		36.13	02/23/2022	—		—

Alexander W. Pease	—	20,202	(5)	35.07	11/01/2026	—		—
	—	30,702	(6)	39.56	02/27/2027	—		—
	—	128,442	(7)	35.52	08/31/2027	—		—
	—	—		—	—	2,913	(8)	145,888
						4,425	(9)	221,604
						3,585 (4)		179,554
	—	—		—	—	19,707	(10)	986,927

Gail Sharps Myers	—	1,925	(11)	31.02	03/02/2025	—		—
	—	9,422	(12)	30.60	03/01/2026	—		—
	—	12,060	(6)	39.56	02/27/2027	—		—
	—	50,460	(7)	35.52	08/31/2027	—		—
	—	—		—	—	375	(13)	18,780
	—	—		—	—	1,226	(14)	61,398
	—	—		—	—	1,737	(15)	86,989
	—	—		—	—	1,517	(3)	75,976
	—	—		—	—	1,408	(4)	70,523
	—	—		—	—	7,742	(10)	387,719

John T. Maples	2,414	1,207	(11)	31.20	03/02/2025	—		—
	4,711	9,422	(12)	30.60	03/01/2026	—		—
	—	12,060	(6)	39.56	02/27/2027	—		—
	—	59,634	(7)	35.52	08/31/2027	—		—
	—	—		—	—	235	(13)	11,768
	—	—		—	—	1,226	(14)	61,398
	—	—		—	—	1,737	(15)	86,989
	—	—		—	—	1,517	(3)	75,976
	—	—		—	—	1,408	(4)	70,523
	—	—		—	—	9,150	(10)	458,232

Andrea L. Frohning	—	10,470	(12)	30.60	03/01/2026	—		—
	—	12,060	(6)	39.56	02/27/2027	—		—
	—	50,460	(7)	35.52	08/31/2027	—		—
	—	—		—	—	1,362	(14)	68,208
	—	—		—	—	1,737	(15)	86,989
	—	—		—	—	1,685	(3)	84,394
	—	—		—	—	1,408	(4)	70,523
	—	—		—	—	7,742	(10)	387,719

(1)	Options are fully vested.

(2)	Options vest on May 13, 2019.

(3)	2016 Performance restricted stock units that vest April 1, 2019 based upon performance achieved.

(4)	2017 Performance restricted stock units that vest April 1, 2020 based upon performance achieved.

(5)	2016 special award grant options to Mr. Pease vest in three equal annual installments beginning November 1, 2017.

(6)	2017 LTIP options vest in three equal annual installments beginning February 27, 2018.

(7)	2017 EIP performance stock options vest March 31, 2021 based upon performance achieved.

(8)	2016 special award restricted stock to Mr. Pease that vests in three equal annual installments beginning November 1, 2017.

(9)	2017 LTIP restricted stock options vest in three equal annual installments beginning February 27, 2018.

(10)	2017 EIP performance restricted stock units that vest December 31, 2021 based upon performance achieved.

(11)	2015 LTIP options vest in three equal annual installments beginning March 2, 2016.

(12)	2016 LTIP options vest in three equal annual installments beginning March 1, 2017.

(13)	2015 LTIP restricted stock options vest in three equal annual installments beginning March 2, 2016.

(14)	2016 LTIP restricted stock options vest in three equal annual installments beginning March 1, 2017.

(15)	2017 LTIP restricted stock options vest in three equal annual installments beginning February 27, 2018.

2017 Option Exercises and Stock Vested

The following table shows option exercises and stock vested during the fiscal year ended December 30, 2017.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Carl E. Lee, Jr.
2011 SOP	334,078	7,012,608	—	—
2012 SOP	41,754	694,448	—	—
2013 SOP	66,255	895,165	—	—
2014 SOP	62,085	769,388	—	—
2015 SOP	55,188	441,559	—	—
2016 SOP	46,045	362,525	—	—
2014 RSA	—	—	4,689	185,966
2015 RSA	—	—	5,373	214,060
2016 RSA	—	—	13,616	548,929
2017 RSA	—	—	11,796	480,451

Brian J. Driscoll
2016 DIRRSU	—	—	4,072	206,678
2017 RSABD	—	—	8,303	322,239

Alexander W. Pease
2016 SOP Special Award	10,101	151,313	—	—
2016 RSU Special Award	—	—	1,450	54,609

Gail Sharps Myers
2015 SOP	3,850	54,115	—	—
2016 SOP	4,711	43,973	—	—
2015 RSA	—	—	375	14,940
2016 RSA	—	—	613	24,459

John T. Maples
2015 RSA	—	—	235	9,362
2016 RSA	—	—	613	24,459

Andrea L. Frohning
2016 SOP	5,235	102,187	—	—
2016 RSA	—	—	681	27,172

2017 Nonqualified Deferred Compensation

We maintain the Snyder’s-Lance, Inc. Compensation Deferral Plan (the “SLI Deferral Plan”), which is a non-qualified deferred compensation plan, for certain employees. Each of the NEOs was eligible to participate in the SLI Deferral Plan during fiscal year 2017. We also maintain the Snyder’s of Hanover, Inc. Executive Deferred Compensation Plan (the “Snyder’s Deferral Plan”), which we assumed in connection with our merger with Snyder’s of Hanover Inc. in December 2010. Mr. Lee participated in the Snyder’s Deferral Plan prior to fiscal year 2014, and we continue to maintain the Snyder’s Deferral Plan for deferrals and amounts contributed before 2014. We refer to the SLI Deferral Plan and the Snyder’s Deferral Plan collectively as the “Deferred Compensation Plans.”

The following table sets forth information regarding the NEOs’ accounts and benefits under the Deferred Compensation Plans for fiscal year 2017.

Name	Plan	Executive Contributions in 2017 ($)(1)	Company Contributions in 2017 ($)(2)	Aggregate Earnings in 2017 ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at 12/31/2017 ($)
Carl E. Lee, Jr.	Snyder’s Deferral Plan	—	—	50,410	—	308,086
Brian J. Driscoll	SLI Deferral Plan	—	—	—	—	—
Alexander W. Pease	SLI Deferral Plan	—	—	—	—	—
Gail Sharps Myers	SLI Deferral Plan	4,119	—	3,510	—	17,997
John T. Maples	SLI Deferral Plan	51,146	—	9,137	—	79,359
Andrea L. Frohning	SLI Deferral Plan	—	—	—	—	—

(1)	Amounts reflected in this column are also reported in the “Salary” column of the Summary Compensation Table for 2017.

(2)	All of the amounts reflected in this column are reported in the “All Other Compensation” column of the Summary Compensation Table for 2017.

(3)	The amounts reported in this column are not reported in the Summary Compensation Table because no earnings under the Deferred Compensation Plans are deemed to be above-market or preferential earnings.

SLI Deferral Plan

Under the SLI Deferral Plan, as amended effective January 1, 2012, participants may elect to defer from 1% to 60% of their annual base salary and from 1% to 90% of their annual incentive award under our Annual Plans.

The SLI Deferral Plan does not require the Company to make profit sharing restoration contributions for plan years beginning on or after January 1, 2012. Prior to the amendments, we were required to make contributions to each eligible participant’s account equal to the excess, if any, of (a) the profit sharing contribution that we would have made to the participant’s account under our tax-qualified retirement plan if the amount of the contribution were not limited by the Internal Revenue Code of 1986, as amended (the “Code”), over (b) the amount of the profit sharing contribution that we actually made to the participant’s account under the tax-qualified plan.

Amounts deferred by participants and contributions made by us are deemed invested by participants in investment choices that are made available by the plan administrator, which are the same investment choices available under our tax-qualified retirement plan.

Participants may generally select from the following payment options for each year’s deferrals under the plan:

(a)	a single lump sum payment made seven months after termination of employment;

(b)	annual installments over a number of years selected by the participant (but not exceeding 10 years) beginning seven months after termination of employment; or

(c)	a single lump sum payment made on a date selected by the participant prior to termination of employment and no earlier than two years after the plan year to which the deferral relates.

Profit sharing restoration contributions under the plan are paid in a single lump sum payment made seven months after termination of employment (unless a prior installment election was already in effect at the time the plan was amended). If a participant dies, the participant’s account balances will be payable to the participant’s beneficiary in a single lump sum. If a participant elects to receive annual installments, the amount payable on each installment date will be equal to the balance in the participant’s account divided by the number of payments to be made. Participants may also be permitted to withdraw a portion of their accounts in the event of certain unforeseeable emergencies.

Snyder’s Deferral Plan

Participants in the Snyder’s Deferral Plan could elect to defer any fixed periodic dollar amounts or percentages of their current cash compensation, including regular salary and bonus awards, subject to any limitations imposed by the Company. All compensation deferred by participants in the Snyder’s Deferral Plan was contributed to a trust intended to be treated as a “grantor trust” under the Code.

Amounts deferred by a participant could be invested or deemed invested, at the option of the Company, in investment alternatives made available by the Company.

Participants may elect to receive payments under the Snyder’s Deferral Plan:

(a)	on the January 1 following a participant’s separation from service;

(b)	on a fixed date or dates elected by the participant (but no earlier than the January 1 of the third calendar year after a participant’s initial compensation deferral under the plan);

(c)	in the event of an unforeseeable emergency;

(d)	upon participant’s disability (as defined by law);

(e)	upon participant’s death; or

(f)	on the January 1 following a change in control, within the meaning of Section 409A of the Code.

All payments under the Snyder’s Deferral Plan will be made in cash or in-kind. Participants can elect to receive payments in a single lump sum payment or in annual installments over a number of years selected by the participant (up to 10 years), except that payments made upon the disability or death of a participant will be made in a single lump sum payment 90 days following the disability or death, as applicable. The Company will continue to maintain the plan for participants’ accounts currently existing, but no additional deferrals or company contributions have been made during fiscal year 2015 or will be made in future years.

2017 Potential Payments Upon Termination or Change in Control

We have agreements and plans that require us to provide compensation or other benefits to our NEOs in connection with events related to a termination of employment or a change in control. The following table shows the estimated benefits payable to each named executive officer assuming each covered event occurred on December 30, 2017.

Name and Plans	Involuntary Termination Without Cause or Voluntary Termination for Good Reason	Death or Disability	Retirement	Change in Control
Carl E. Lee, Jr.
Agreement executed on April 11, 2017 and filed	—	—	—	—

Brian J. Driscoll(1)
Cash Severance	$1,800,000	—	—	$1,800,000
Incentive Under 2017 Annual Plan	$900,000	$900,000	$900,000	$900,000
Payment of 2017 AIP Target Equivalent	900,000	900,000	—	900,000
Health & Welfare Coverage	33,707	—	—	33,707
Total	$3,633,707	$1,800,000	$900,000	$3,633,707

Alexander W. Pease
Cash Severance	$936,300	—	—	$1,471,300
Incentive Under 2017 Annual Plan	401,300	$401,300	$401,300	401,300
Incentive Under 2017 Three-Year Plan	70,000	70,000	70,000	70,000
Accelerated Vesting of Stock Options	626,217	—	—	626,217
Accelerated Vesting of Restricted Stock	367,492	—	—	367,492
Vesting of Performance Stock	379,006	379,006	379,006	379,006
COBRA	23,896	—	—	23,896
Outplacement Services	53,500	—	—	53,500
Total	$2,857,711	$850,306	$850,306	$3,392,711

Gail Sharps Myers
Cash Severance	$510,000	—	—	$680,000
Incentive Under 2017 Annual Plan	170,000	$170,000	$170,000	170,000
Incentive Under 2015 Three-Year Plan	32,800	32,800	32,800	32,800
Incentive Under 2016 Three-Year Plan	45,000	45,000	45,000	45,000
Incentive Under 2017 Three-Year Plan	27,500	27,500	27,500	27,500
Accelerated Vesting of Stock Options	347,102	—	—	347,102
Accelerated Vesting of Restricted Stock	167,167	—	—	167,167
Vesting of Performance Stock	199,503	199,503	199,503	199,503
SLI Deferral Plan	17,997	17,997	17,997	17,997
COBRA	23,896	—	—	23,896
Outplacement Services	34,000	—	—	34,000
Total	$1,574,965	$492,800	$492,800	$1,744,965

John T. Maples
Cash Severance	$605,000	—	—	$787,500
Incentive Under 2017 Annual Plan	240,000	$240,000	$240,000	240,000
Incentive Under 2015 Three-Year Plan	20,600	20,600	20,600	20,600
Incentive Under 2016 Three-Year Plan	45,000	45,000	45,000	45,000
Incentive Under 2017 Three-Year Plan	27,500	27,500	27,500	27,500
Accelerated Vesting of Stock Options	333,417	—	—	333,417
Accelerated Vesting of Restricted Stock	160,156	—	—	160,156
Vesting of Performance Stock	222,304	222,304	222,304	222,304
SLI Deferral Plan	79,359	79,359	79,359	79,359
Outplacement Services	36,500	—	—	36,500
COBRA	23,896	—	—	23,896
Total	$1,793,732	$634,763	$634,763	$1,976,232

Andrea L. Frohning
Cash Severance	$502,200	—	—	$669,600
Incentive Under 2017 Annual Plan	167,400	$167,400	$167,400	167,400
Incentive Under 2016 Three-Year Plan	50,000	50,000	50,000	50,000
Incentive Under 2017 Three-Year Plan	27,500	27,500	27,500	27,500
Accelerated Vesting of Stock Options	330,827	—	—	330,827
Accelerated Vesting of Restricted Stock	155,198	—	—	155,198
Vesting of Performance Stock	205,107	205,107	205,107	205,107
Outplacement Services	33,480	—	—	33,480
COBRA	23,896	—	—	23,896
Total	$1,495,608	$450,007	$450,007	$1,663,008

(1)	Does not include equity awards received in exchange for equity awards of Diamond Foods, Inc. (“Diamond Foods”) pursuant to the Agreement and Plan of Merger and Reorganization, dated October 27, 2015, by and among the Company, Diamond Foods, Shark Acquisition Sub I, Inc., a wholly-owned subsidiary of the Company and Shark Acquisition Sub II, LLC, a wholly-owned subsidiary of the Company.

Ratio of the Annual Total Compensation of the Median-Paid Employee to the CEO

For 2017, the annual total compensation of the median compensated of all our employees who were employed as of December 30, 2017, other than our CEO, Mr. Driscoll, was $48,251; Mr. Driscoll’s 2017 annualized total compensation was $1,806,525, and the ratio of these amounts is estimated at 1:37.

Snyder’s-Lance had two individuals in the role of CEO during 2017. The Company elected to use the compensation of Mr. Driscoll, who was in the role of CEO as of December 30, 2017, for purposes of determining the CEO pay ratio. Mr. Driscoll became CEO on April 11, 2017. In determining Mr. Driscoll's compensation, we adjusted the compensation reported on the Summary Compensation Table to reflect his compensation as if he were CEO for the full calendar year, by increasing his base salary and short-term incentive payout amount, as if he had been CEO effective January 1, 2017. The base salary used was annualized at the full year CEO rate of $900,000, and the short-term incentive award amount used was adjusted based on the full year base salary rate, resulting in a payout of $243,000. For purposes of calculating the CEO Pay Ratio, this resulted in total annual compensation of $1,806,525 for the CEO as opposed to the amount shown on the Summary Compensation Table of $1,511,167.

The median employee was identified utilizing 2017 total cash compensation (annualized for those who did not work for the full year in 2017) for all employees as of December 30, 2017. This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described above. Because the SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Compensation Committee Interlocks and Insider Participation

Isaiah Tidwell, Peter P. Brubaker, Lawrence V. Jackson, James W. Johnston and Dan C. Swander served on the Committee in fiscal year 2017. None of the directors who served on the Committee in fiscal year 2017 served as one of our employees in fiscal 2017 or has ever served as one of our officers. During fiscal year 2017, none of our executive officers served as a director or member of the compensation committee or other committee performing similar functions of any other entity of which an executive officer served on our board of directors or the Committee.

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, recommended to the board of directors that that the Compensation Discussion and Analysis be included in this amendment to our Annual Report on Form 10-K for the year ended December 30, 2017.

Submitted by the Compensation Committee of the Board of Directors.

Isaiah Tidwell, Chairman

Peter P. Brubaker

Lawrence V. Jackson

James W. Johnston

Dan C. Swander

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock as of January 10, 2018 (or as of such other date as may be indicated) for:

•	each person, entity or group that is known to beneficially own more than five percent (5%) of our outstanding common stock;

•	each of our directors;

•	each of our executive officers identified as a “named executive officer” in this proxy statement; and

•	all of our current executive officers and directors as a group.

Unless otherwise indicated below, the address of these parties is 13515 Ballantyne Corporate Place, Charlotte, North Carolina 28277.

Beneficial ownership is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by footnote, to our knowledge, the persons and entities named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws. Securities that may be beneficially acquired within sixty (60) days of January 10, 2018, including shares subject to options that are exercisable and shares subject to restricted stock units that will vest within sixty (60) days of January 10, 2018, are deemed to be beneficially owned by the person or entity holding such securities for the purpose of computing ownership of such person or entity, but are not treated as outstanding for the purpose of computing the ownership of any other person or entity. The information as to beneficial ownership presented in the table below does not take into account any accelerated vesting that may occur in connection with the closing of the merger or stock dividends that may be issued within sixty (60) days of January 10, 2018. The applicable percentages of beneficial ownership are based on 98,179,528 shares of common stock outstanding as of January 10, 2018 plus shares of common stock otherwise deemed outstanding under applicable SEC rules.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percent
Patricia A. Warehime(1)	14,255,237	14.5%
BlackRock, Inc.(2) 55 East 52nd Street New York, NY 10055	8,931,466	9.1%
The Vanguard Group(3) 100 Vanguard Blvd.
Malvern, PA 19355	6,887,578	7.0%
Jeffrey A. Atkins(4)	24,331	*
Peter B. Brubaker(5)	81,012	*
C. Peter Carlucci, Jr.(6)	90,352	*
John E. Denton	23,460	*
Brian J. Driscoll(7)	638,765	*
Andrea Frohning(8)	19,646	*
Lawrence V. Jackson(9)	8,331	*
James W. Johnston(10)	779,402	*
Carl E. Lee, Jr.(11)	1,143,798	1.2%
John T. Maples(12)	22,825
David C. Moran(13)	12,000	*
Alexander W. Pease(14)	27,405	*
Gail Sharps Myers(15)	15,731	*
Dan C. Swander(16)	20,331	*
Isaiah Tidwell(17)	32,740	*
All directors and executive officers as a group (16 persons)(18)	16,108,607	16.3%

*	Less than 1%

(1)	Based on Schedule 13D/A filed on January 22, 2018 by Patricia A. Warehime reporting shares held on December 18, 2017. The Schedule 13D/A reports that Patricia A. Warehime has sole power to vote 1,403,480 of such shares, sole power to dispose of 10,397,129 of such shares, 12,851,757 shared power to vote of such shares and no shared power to dispose of such shares. 300,000 of these shares are pledged as security.

On December 18, 2017, certain trusts affiliated with Ms. Warehime, together with the other the Warehime Holders, entered into a voting agreement with Campbell, pursuant to which the Warehime Holders agreed, among other things, to vote certain shares of Company common stock over which they have voting power in favor of the approval of the merger agreement and the transactions contemplated thereby, including the merger.

(2)	Based on Schedule 13G/A filed on January 23, 2018 by BlackRock, Inc. reporting shares held on December 31, 2017. The Schedule 13G/A reports that BlackRock, Inc. has sole power to vote 8,749,101 of such shares, sole power to dispose of 8,931,453 of such shares and no shared power to vote or dispose of any shares.

(3)	Based on Schedule 13G/A filed on February 12, 2018 by the Vanguard Group reporting shares held on December 31, 2017. The Schedule 13G/A reports that the Vanguard Group has sole power to vote 93,077 of such shares, sole power to dispose of 6,786,838 of such shares, 13,344 shared power to vote of such shares and 100,740 shared power to dispose of such shares.

(4)	Includes 24,331 shares vested but deferred until no longer serving as a director.

(5)	Includes 4,000 restricted shares and 61,012 shares held in a Revocable Trust of which Mr. Brubaker is the trustee.

(6)	Includes 4,000 restricted shares and 19,052 shares subject to exercisable options.

(7)	Includes 4,125 shares vested but deferred until no longer serving as a director and 509,214 shares subject to exercisable options.

(8)	Includes 3,099 restricted shares and 9,255 shares subject to exercisable options.

(9)	Includes 8,331 shares vested but deferred until no longer serving as a director.

(10)	Includes 717,134 shares held indirectly by Mr. Johnston’s wife as trustee and beneficiary of a family trust and 25,000 shares held in another trust for the benefit of Mr. Johnston’s wife. Mr. Johnston’s shares also include 37,518 shares vested but deferred until no longer serving as a director.

(11)	Includes 18,989 restricted shares and 824,449 shares subject to exercisable options. The listed holdings represent those held by Mr. Lee according to the Company’s Fiscal Year 2016 Proxy Statement. Due to Mr. Lee’s separation from the Company, the Company does not have access to Mr. Lee’s current holdings, if any.

(12)	Includes 3,198 restricted shares and 17,063 shares subject to exercisable options.

(13)	Includes 4,000 restricted shares.

(14)	Includes 4,425 restricted shares and 10,234 shares subject to exercisable options.

(15)	Includes 3,338 restricted shares and 8,731 shares subject to exercisable options.

(16)	Includes 8,331 shares vested but deferred until no longer serving as a director.

(17)	Includes 8,331 shares vested but deferred until no longer serving as a director.

(18)	Includes 607,179 shares subject to exercisable options held by current directors and executive officers.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

The following is a description of related person transactions entered into by our Company in fiscal year 2017.

In fiscal year 2017, we engaged in business transactions with MAW Associates, LP (“MAW Associates”), ARWCO Corporation (“ARWCO”), and Warehime Enterprises, Inc. (“WEI” and, together with MAW Associates and ARWCO, the “Businesses”), each of which provides financing to our independent business operators, or IBOs, and distributors for the purchase of route businesses and trucks. Each of the Businesses and our Company have entered into an agreement pursuant to which we provide certain administrative services, including deducting loan payments from distributors’ weekly settlement and remitting the payments to the respective Business.

The following table sets forth (i) the outstanding aggregate amount of each Businesses’ loans to distributors, (ii) the aggregate amount of the loan payments collected by Snyder’s-Lance and paid to each Business, and (iii) the aggregate amount of fees paid by each Business to the Company during fiscal year 2017. The fee paid by each Business is recalculated each year to reimburse our Company for the actual costs it incurs to provide these services.

	Loans to Distributors at 12/30/2017	IO Loan Payments Collected and Paid by Company in 2017	Fees Paid to Company in 2017
MAW Associates, LP	$15,043,187	$5,538,994	$10,710
Warehime Enterprises, Inc.	$272,269	$135,556	$0
ARWCO Corporation	$295,782	$185,497	$0
Total	$15,611,238	$5,860,047	$10,710

The following related persons have interests in the Businesses.

MAW Associates, L.P. MAW, LLC is the general partner of, and owns a 1% general partnership interest in, MAW Associates, L.P. Mrs. Warehime is the President of MAW Associates, L.P. Each of Mrs. Warehime’s three daughters owns 33% of the limited partnership interests in MAW Associates, L.P. Neither Mrs. Warehime nor the estate of her husband, Michael A. Warehime, receive compensation from MAW Associates, L.P.

MAW, LLC. Patricia A. Warehime is the sole member and President of MAW, LLC.

Each of Mrs. Warehime’s three daughters are Vice Presidents of MAW, LLC. Mrs. Warehime has authority to manage the affairs of MAW, LLC. Mrs. Warehime and the estate of Mr. Warehime do not receive additional compensation for their roles with MAW, LLC.

ARWCO. Mr. Warehime was a Director and President of ARWCO. The daughters of Mrs. Warehime have the following ownership interests in ARWCO: Susan Rupp owns 11.1%, Katherine Mininger owns 11.1%, and a trust for the benefit of Elizabeth Warehime owns 11.1%.

WEI. The Estate of Michael A. Warehime owns 52.7% of the stock of WEI. Mr. Warehime served as its President and as a Director. Mrs. Warehime’s three daughters own an aggregate of 1.7% of WEI. Mr. Warehime’s estate received dividends from WEI in fiscal year 2017.

C. Peter Carlucci, Jr., a director of the Company, is a member of Eckert Seamans Cherin & Mellott, LLC (“Eckert”), which served as outside legal counsel to Snyder’s-Lance during fiscal year 2017. We paid Eckert approximately $374,000 during fiscal year 2017. Mr. Carlucci’s son, Carl P. Carlucci III, is a Business Development Manager-Direct Sales of S-L Snacks National, LLC, a subsidiary of the Company. His compensation for fiscal year 2017 was approximately $160,000. The fees paid to Eckert were less than 1% of the firm’s consolidated gross revenues for 2017 and Mr. Carlucci’s son is not an executive officer of the Company.

The Governance and nominating committee believes that the transactions described above are no less favorable to our Company than those available from an unrelated third party in arms’ length transactions.

Policy with Respect to Related Person Transactions

The board of directors has a written policy requiring approval of transactions between Snyder’s- Lance and its directors, director nominees, executive officers, greater than five percent beneficial shareholders, and their respective immediate family members, where the amount involved in the transaction exceeds or is expected to exceed $120,000 in a single calendar year. Under the policy, such transactions must be approved by either (1) a majority of the disinterested members of the governance and nominating committee or (2) a majority of the independent and disinterested members of the board of directors. In either case, a related person transaction may not be approved by a single director.

Independence Determinations

The board of directors determines the independence of its members based on the standards specified by NASDAQ rules. Each year the board reviews the relationships between our Company and each director to determine compliance with the NASDAQ standards. In making its independence determinations, the Board of Directors considered and reviewed all information known to it (including information identified through annual directors’ questionnaires).

Our Board of Directors has affirmatively determined that each of Mr. Atkins, Mr. Brubaker, Mr. Jackson, Mr. Johnston, Mr. Moran, Mr. Swander, and Mr. Tidwell is independent under the guidelines for director independence set forth in the Corporate Governance Guidelines and under all applicable NASDAQ guidelines, including with respect to committee membership. Additionally, our Board of Directors has determined that each member of the audit and compensation committees are independent. Lastly, Mr. Atkins and Mr. Brubaker are the designated financial experts on the Audit Committee.

Item 14. Principal Accountant Fees and Services

Fees Paid to PricewaterhouseCoopers LLP

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of our consolidated financial statements for fiscal years 2016 and 2017 and fees billed for other services rendered by PricewaterhouseCoopers LLP during those periods.

	FY 2016	FY 2017
Audit Fees(1)	$2,662,245	$2,093,855
Audit-Related Fees(2)	$136,250	$49,993
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$2,798,495	$2,143,848

(1)	Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual consolidated financial statements, audit of management’s assertion relating to internal controls over financial reporting and reviews of the financial statements included in our Quarterly Reports on Form 10-Q. Audit Fees also consist of the aggregate fees billed for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees consist of the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”
(3)	Tax Fees consist of the aggregate fees billed for professional services rendered for tax compliance and review.
(4)	All Other Fees consists of aggregate fees billed for products and services other than the services reported above.

Audit Committee Pre-Approval of Audit and Non-Audit Services

The audit committee’s policy is to pre-approve all audit and non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit- related services, tax services and other services. Proposed services may either be subject to case-by- case pre-approval by the audit committee or may be pre-approved by the audit committee on a categorical basis. Pre-approval is generally provided for up to one year. Any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The audit committee has delegated pre-approval authority to its Chairman and may delegate such pre- approval authority to another member of the audit committee in its discretion. Any services approved by the Chairman or such other member of the audit committee must be reported to the full audit committee at its next scheduled meeting. Our Corporate Controller is required to periodically report to the full audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with the pre-approval policies and the fees for the services performed to date. None of the fees paid by us to the independent registered public accounting firm under the categories Audit-Related, Tax and All Other Fees described above were approved by the audit committee after services were rendered pursuant to the de minimis exception established under the regulations of the SEC.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  Documents filed as part of this report.

1. Exhibit Index. The following exhibits either (i) are filed with this report or (ii) have previously been filed with the SEC and are incorporated in this Item 15 by reference to those prior filings.

2.1	Agreement and Plan of Merger and Reorganization, dated as of October 27, 2015 by and among Company, Shark Acquisition Sub I, Inc., Shark Acquisition Sub II, LLC and Diamond Foods, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015 (File No. 0-398).

2.2	Form of Diamond Voting Agreement, dated as of October 27, 2015, by and between the Company and the stockholders of Diamond Foods, Inc. listed therein, incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015 (File No. 0-398).

2.3	Agreement and Plan of Merger among Snyder’s-Lance, Inc., Campbell Soup Company and Trust Merger Sub, Inc. dated as of December 18, 2017, , incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 18, 2018 (File No. 0-398).

3.1	Restated Articles of Incorporation of Snyder’s-Lance, Inc., as amended through May 3, 2013, incorporated herein by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2013 (File No. 0-398).

3.2	Bylaws of Snyder’s-Lance, Inc., as amended through May 6, 2014, incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on May 9, 2014 (File No. 0-398).

4.1	See 3.1 and 3.2 above.

4.2	Amended and Restated Note Purchase Agreement, dated as of December 7, 2010, among the Registrant, Snyder’s of Hanover, Inc., Snyder’s Manufacturing, Inc. and each of the note holders named therein, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 13, 2010 (File No. 0-398).

10.1*	Lance, Inc. 2003 Key Employee Stock Plan, as amended, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 0-398).

10.2*	Lance, Inc. 2007 Key Employee Incentive Plan, as amended effective May 4, 2010, incorporated herein by reference to Annex A of the Registrant’s Proxy Statement filed on February 26, 2010 (File No. 0-398).

10.3*	Snyder’s-Lance, Inc. 2008 Director Stock Plan (as amended and restated) dated February 8, 2013, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2013 (File No. 0-398).

10.4*	Snyder’s-Lance, Inc. 2014 Director Stock Plan, incorporated herein by reference to Annex A attached to the Registrant’s Definitive Proxy Statement filed on March 25, 2014 (File No. 0-398).

10.5*	Snyder's-Lance, Inc. 2012 Key Employee Incentive Plan, incorporated herein by reference to Annex A attached to the Registrant's Definitive Proxy Statement filed on March 28, 2012 (File No. 0-398).

10.6*	Snyder's-Lance, Inc. 2012 Associate Stock Purchase Plan, incorporated herein by reference to Annex B attached to the Registrant's Definitive Proxy Statement filed on March 28, 2012 (File No. 0-398).

10.7*	Snyder’s of Hanover, Inc. Non-Qualified Stock Option Plan, as amended and restated effective January 2, 2005, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No.1 on Form S-8 to Form S-4 filed on December 8, 2010 (File No. 0-398).

10.8*	Amendment No. 1 to the Snyder’s of Hanover, Inc. Non-Qualified Stock Option Plan, effective as of December 6, 2010, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Post-Effective Amendment No.1 on Form S-8 to Form S-4 filed on December 8, 2010 (File No. 0-398).

10.9*	Amended and Restated Snyder's-Lance, Inc. Compensation Deferral Plan, dated as of January 1, 2012, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 0-398).

10.10*	Amended and Restated Snyder's of Hanover Executive Deferred Compensation Plan, dated as of October 1, 2005, incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 0-398).

10.11*	Snyder's-Lance, Inc. Deferred Compensation Plan for Non-Employee Directors, dated as of December 10, 2014, incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (File No. 0-398).

10.12*	Snyder's-Lance, Inc. Long-Term Performance Incentive Plan for Officers and Key Managers, dated February 7, 2013, as amended and restated, incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2013 (File No. 0-398).

10.13*	Snyder's-Lance, Inc. Annual Performance Incentive Plan for Officers and Key Managers, dated February 7, 2013, as amended and restated, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2013 (File No. 0-398).

10.14*	Transition Services and Retirement Agreement, dated as of January 8, 2013, between the Registrant and David V. Singer, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 14, 2013 (File No. 0-398).

10.15*	Restricted Stock Unit Award Agreement, dated as of February 22, 2013, between the Registrant and David V. Singer, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2013 (File No. 0-398).

10.16*	Form of Amended and Restated Compensation and Benefits Assurance Agreement between the Registrant and Rick D. Puckett, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 28, 2008 (File No. 0-398).

10.17*	Retention and Amendment Agreement, effective as of February 21, 2011, between the Registrant and Rick D. Puckett, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2011 (File No. 0-398).

10.18*	Form of Executive Severance Agreement between the Registrant and Margaret E. Wicklund, incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (File No. 0-398).

10.19*	Form of Executive Severance Agreement between the Registrant and each of Carl E. Lee, Jr., and Rodrigo F. Troni Pena, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2011 (File No. 0-398).

10.20*	Chairman of the Board Compensation Letter, dated February 9, 2012, between the Registrant and Michael A. Warehime, incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 0-398).

10.21*	Chairman of the Board Compensation Letter amendment, dated February 8, 2013, between the Registrant and Michael A. Warehime, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2013 (File No. 0-398).

10.22*	Chairman of the Board Compensation Letter amendment, dated December 13, 2013, between the Registrant and Michael A. Warehime, incorporated herein by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2013 (File No. 0-398).

10.23	Amended and Restated Credit Agreement, dated as of May 30, 2014, by and among the Registrant, Bank of America, National Association, as administrative agent and issuing lender, and each of the lenders party thereto, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 4, 2014 (File No. 0-398).

10.24	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of June 24, 2014, by and among the Registrant, Bank of America, National Association, as administrative agent and issuing lender, and each of the lenders party thereto, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2014 (File No. 0-398).

10.25	Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of December 4, 2014, by and among the Registrant, Bank of America, National Association, as administrative agent and issuing lender, and each of the lenders party thereto, incorporated herein by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (File No. 0-398).

10.26*	Snyder’s-Lance, Inc. Annual Performance Incentive Plan for Officers and Key Managers, dated February 9, 2015, as amended, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2015 (File No. 0-398).

10.27*	Snyder’s of Hanover, Inc. Non-Qualified Stock Option Plan, as amended and restated effective May 6, 2015, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2015 (File No. 0-398)

10.28	Credit Agreement, dated as of December 16, 2015 among Registrant, the lenders party thereto and Bank of America, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2015 (File No. 0-398).

10.29	Amendment No. 3 to Amended and Restated Credit Agreement, dated December 16, 2015, among Registrant, the lenders party thereto and Bank of American, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 16, 2015 (File No. 0-398).

10.30*	Snyder’s-Lance, Inc. 2016 Key Employee Incentive Plan, incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form S-8 filed on May 13, 2016 (File No. 333-211376).

10.31*	Executive Severance Agreement, effective as of January 25, 2012, between the Registrant and Carl E. Lee, Jr., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on May 12, 2016 (File No. 0-398).

10.32*	Form of Executive Severance Agreement, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on May 12, 2016 (File No. 0-398).

10.33*	Executive Severance Agreement, effective as of December 21, 2015, between the Registrant and Gail Sharps Myers, incorporated herein by reference to Exhibit 10.33 to the Registrant’s Form 10-K filed on February 28, 2017 (File No. 0-398).

10.34*	Executive Severance Agreement, effective as of May 4, 2015, between the Registrant and Francis B. Schuster, incorporated herein by reference to Exhibit 10.34 to the Registrant’s Form 10-K filed on February 28, 2017 (File No. 0-398).

10.35	Amendment No. 4 to the Amended and Restated Credit Agreement, dated as of January 19, 2016, by and among the Registrant, Bank of America, National Association, as administrative agent and issuing lender, and each of the lenders party thereto, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on May 12, 2016 (File No. 0-398).

10.36	Amendment No. 1 to the Credit Agreement, dated as of January 19, 2016, among Registrant, the lenders party thereto and Bank of America, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on May 12, 2016 (File No. 0-398).

10.37*	Snyder’s-Lance, Inc. Annual Incentive Plan for Officers and Key Managers, dated March 30, 2016, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 9, 2016 (File No. 0-398).

10.38*	Snyder’s-Lance, Inc. Long-Term Performance Plan for Officers and Key Managers, dated March 30, 2016, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on August 9, 2016 (File No. 0-398).

10.39*	Snyder’s-Lance, Inc. 2016 Key Employee Incentive Plan Nonqualified Stock Option Form Agreement, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on November 8, 2016 (File No. 0-398).

10.40*	Snyder’s-Lance, Inc. 2016 Key Employee Incentive Plan Restricted Stock Unit Form Agreement, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on November 8, 2016 (File No. 0-398).

10.41*	Chief Financial Officer Offer Letter dated September 19, 2016, between the Registrant and Alexander W. Pease, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on November 8, 2016 (File No. 0-398).

10.42	Amendment No. 2 to the Credit Agreement, dated February 27, 2017, among Registrant, the lenders party thereto and Bank of America, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on May 10, 2017 (File No. 0-398).

10.43	Amendment No. 5 to the Amended and Restated Credit Agreement, dated February 27, 2017, among Registrant, the lenders party thereto and Bank of America, N.A., as administrative agent and issuing lender, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on May 10, 2017 (File No. 0-398).

10.44*	Interim President and Chief Executive Officer Offer Letter, dated April 11, 2017, by and between Registrant and Brian J. Driscoll, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 17, 2017 (File No. 0-398).

10.45*	Retirement Agreement and General Release, dated April 11, 2017, by and between Registrant and Carl E. Lee, Jr., incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on April 17, 2017, as amended to remedy immaterial changes and filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed August 8, 2017 (File No. 0-398).

10.46	Amendment No. 3 to the Credit Agreement and Amendment No. 1 to Guaranty, dated as of May 8, 2017, among Registrant, the lenders party thereto and Bank of America, N.A. as administration agent incorporated herein by reference to Exhibit 10.5 of the Registrant’s Form 10-Q filed on May 10, 2017 (File No. 0-398).

10.47	Amendment No. 6 to the Amended and Restated Credit Agreement and Amendment No. 1 to Guaranty, dated as of May 8, 2017, among Registrant, the lenders party thereto and Bank of America, N.A., as administrative agent and issuing lender incorporated herein by reference to Exhibit 10.6 of the Registrant’s Form 10-Q filed on May 10, 2017 (File No. 0-398).

10.48*	President and Chief Executive Officer Offer Letter, dated June 27, 2017, by and between Registrant and Brian J. Driscoll, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 28, 2017 (File No. 0-398).

10.49*	Severance Agreement and General Release, dated August 18, 2017, by and between Registrant and Rodrigo F. Troni, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 21, 2017 (File No. 0-398).

10.50*	Severance Agreement, dated June 27, 2017, by and between Registrant and Brian J. Driscoll, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 26, 2017 (File No. 0-398).

10.51*	Amendment to Severance Agreement, dated as of September 25, 2017, by and between Registrant and Alexander W. Pease, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on September 26, 2017 (File No. 0-398).

10.52*	Snyder’s-Lance, Inc. 2017 Enterprise Incentive Plan, dated as of August 31, 2017 incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed November 9, 2017.

10.53*	Snyder’s-Lance, Inc. 2017 Enterprise Incentive Plan Nonqualified Stock Options Form Agreement, dated as of August 31, 2017 incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed November 9, 2017.

10.54*	Snyder’s-Lance, Inc. 2017 Enterprise Incentive Plan Performance Restricted Stock Form, dated as of August 31, 2017 incorporated herein by reference to Exhibit 10.6 to the Registrant’s Form 10-Q filed November 9, 2017.

10.55*	Severance Agreement and General Release, dated November 8, 2017, by and between Registrant and Francis B. Schuster, incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 10-Q filed November 9, 2017.

12	Computation of Ratio of Earnings to Fixed Charges, incorporated herein by reference to Exhibit 12 to the Registrant’s Form 10-K filed February 28, 2018.

21	List of the Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21 to the Registrant’s Form 10-K filed February 28, 2018.

23.1	Consent of PricewaterhouseCoopers LLP, incorporated herein by reference to Exhibit 23.1 to the Registrant’s Form 10-K filed February 28, 2018.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) , incorporated herein by reference to Exhibit 31.1 to the Registrant’s Form 10-K filed February 28, 2018.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) , incorporated herein by reference to Exhibit 31.2 to the Registrant’s Form 10-K filed February 28, 2018.

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

32	Certification pursuant to Rule 13a-14(b), as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated herein by reference to Exhibit 32 to the Registrant’s Form 10-K filed February 28, 2018.

101	The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the consolidated financial statements.

________________________________________

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNYDER’S-LANCE, INC.

Dated: March 19, 2018	By:	/s/ Brian J. Driscoll
Brian J. Driscoll
President and Chief Executive Officer

